Form 10-Q
period 1997-09-30
ECHOSTAR DBS CORP
filed 1997-11-14
CIK 1042642

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                               FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                               -----   -----

     AS OF NOVEMBER 10, 1997, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

           THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                            PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

    Condensed Consolidated Balance Sheets -
         December 31, 1996 and September 30, 1997 (Unaudited).............   1

    Condensed Consolidated Statements of Operations -
         Three and nine months ended September 30, 1996
         and 1997 (Unaudited).............................................   2

    Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1996 and 1997 (Unaudited)........   3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......   4

Item 2.  Management's Narrative Analysis of Results of Operations.........  11


                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   18

Item 2.  Changes in Securities...........................................    *

Item 3.   Defaults Upon Senior Securities................................    *

Item 4.   Submission of Matters to a Vote of Security Holders............    *

Item 5.   Other Information.............................................. None

Item 6.   Exhibits and Reports on Form 8-K...............................   18


   DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION
                              AND SUBSIDIARIES.




-------------------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(l)(a) and (b) of Form 10-Q.

                     ECHOSTAR DBS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)



                                                          DECEMBER 31,    SEPTEMBER 30,
                                                             1996             1997
                                                          ------------    -------------
ASSETS                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents............................    $   38,438       $   29,775
  Marketable investment securities.....................        18,807           31,252
  Trade accounts receivable, net of allowance
    for uncollectible accounts of $1,494 and $1,803,
    respectively.......................................        13,483           54,458
  Inventories..........................................        72,767           23,050
  Subscriber acquisition costs, net....................        68,129           43,199
  Other current assets.................................        19,861            8,966
                                                          ------------    -------------
Total current assets...................................       231,485          190,700
Restricted Cash and Marketable Investment Securities:
  1996 Notes escrow....................................        47,491               --
  Satellite Escrow.....................................            --           91,945
  Interest Escrow......................................            --          110,659
  Other................................................        31,450            2,245
                                                          ------------    -------------
Total restricted cash and marketable investment
    securities.........................................        78,941          204,849
Property and equipment, net............................       528,577          546,773
FCC authorizations, net................................        72,500           78,565
Advances to affiliates, net............................        68,607          205,421
Deferred tax assets....................................        79,663           79,663
Other noncurrent assets................................        25,770           38,505
                                                          ------------    -------------
    Total assets.......................................    $1,085,543       $1,344,476
                                                          ------------    -------------
                                                          ------------    -------------
LIABILITIES AND  STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Trade accounts payable...............................     $  41,228        $  36,708
  Deferred revenue.....................................       103,100          104,750
  Accrued programming..................................         9,462           16,452
  Accrued expenses and other current liabilities               20,663           67,061
  Deferred tax liabilities.............................        12,674           12,309
  Current portion of long-term debt....................        11,334           12,072
                                                          ------------    -------------
Total current liabilities..............................       198,461          249,352

Long-term obligations, net of current portion:
  Long-term deferred satellite services revenue........         5,949            7,039
  1994 notes...........................................       437,127          483,339
  1996 notes...........................................       386,165          424,431
  1997 notes...........................................            --          375,000
  Mortgage and other notes payable, net of
    current portion....................................        51,428           42,277
  Note payable to ecc..................................        12,000            4,800
  Other long-term liabilities..........................         1,088            9,282
                                                          ------------    -------------
Total long-term obligations, net of current portion....       893,757        1,346,168
                                                          ------------    -------------
    Total liabilities..................................     1,092,218        1,595,520

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholder's Equity (Deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding.................            --               --
  Additional paid-in capital...........................        108,839         108,839
  Unrealized holding losses on available-for-sale
    securities, net of deferred taxes..................           ( 12)             --
  Accumulated deficit..................................       (115,502)        (359,883)
                                                          ------------    -------------
Total stockholder's equity (deficit):..................         (6,675)        (251,044)
                                                          ------------    -------------
    Total liabilities and stockholder's equity
     (deficit).........................................     $1,085,543       $1,344,476
                                                          ------------    -------------
                                                          ------------    -------------

      See accompanying Notes to Condensed Consolidated Financial Statements.

                     ECHOSTAR DBS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands)
                           (Unaudited)


                                                        THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------         -------------------------------
                                                              1996              1997                   1996              1997
                                                        -----------------   ------------         ------------------    ---------
REVENUE:                                               (RESTATED, NOTE 1)                        (RESTATED, NOTE 1)

  DISH Network:
    Subscription television services.................      $ 13,235          $  82,078             $  17,482          $ 192,986
    Other............................................         1,223             12,969                 3,310             32,942
                                                        -----------------   ------------         ------------------    ---------
  Total DISH Network.................................        14,458             95,047                20,792            225,928
  DTH equipment sales and integration services.......         9,973             21,975                72,694             37,410
  Satellite services.................................         1,994              3,669                 3,819              7,879
  Other..............................................         2,406              3,765                 9,158              8,906
                                                        -----------------   ------------         ------------------    ---------
Total revenue........................................        28,831            124,456               106,463            280,123

Costs and Expenses:
  DISH Network Operating Expenses:
    Subscriber-related expenses.....................          7,009             42,732                 9,270             97,262
    Call center and other...........................          4,395             10,754                 6,831             23,140
    Satellite and transmission......................          1,384              3,442                 2,882              9,676
                                                        -----------------   ------------         ------------------    ---------
  Total DISH Network operating expenses.............         12,788             56,928                18,983            130,078
  Cost of sales - DTH equipment and integration
     services.......................................          9,466             11,690                72,955             25,998
  DISH Network Marketing:
    Subscriber promotion subsidies..................          6,000             67,466                 6,000             98,556
    Advertising and other...........................          3,946             16,786                11,459             24,096
                                                        -----------------   ------------         ------------------    ---------
  Total DISH Network marketing expenses.............          9,946             84,252                17,459            122,652
  General and administrative........................         12,985             15,833                30,252             45,883
  Amortization of subscriber acquisition costs......          3,368             34,035                 3,460             95,325
  Depreciation and amortization.....................          7,879             12,922                17,543             38,220
                                                        -----------------   ------------         ------------------    ---------
Total costs and expenses............................         56,432            215,660               160,652            458,156
                                                        -----------------   ------------         ------------------    ---------

Operating loss......................................        (27,601)           (91,204)              (54,189)          (178,033)

Other Income (Expense):
  Interest income...................................          4,258              5,475                12,109              8,569
  Interest expense, net of amounts capitalized......        (18,515)           (32,132)              (44,742)           (74,500)
  Other.............................................            127                (76)                   80               (353)
                                                        -----------------   ------------         ------------------    ---------
Total other income (expense).......................         (14,130)           (26,733)              (32,553)           (66,284)
                                                        -----------------   ------------         ------------------    ---------
Loss before income taxes...........................         (41,731)         ( 117,937)             ( 86,742)          (244,317)
Income tax benefit (provision), net................          14,962                (20)               31,050                (64)
                                                        -----------------   ------------         ------------------    ---------

Net loss...........................................        $(26,769)         $(117,957)            $( 55,692)         $(244,381)
                                                        -----------------   ------------         ------------------    ---------
                                                        -----------------   ------------         ------------------    ---------


      See accompanying Notes to Condensed Consolidated Financial Statements.

                     ECHOSTAR DBS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                         1996            1997
                                                                                   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................     $( 55,692)        $(244,381)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization................................................        17,543            38,220
    Amortization of subscriber acquisition costs.................................         3,460            95,325
    Deferred income tax benefit..................................................       (26,247)             (365)
    Amortization of debt discount and deferred financing costs...................        41,988            60,650
    Change in reserve for excess and obsolete inventory..........................         2,579             2,230
    Change in other long-term obligations........................................         7,126             9,284
    Other, net...................................................................        (2,316)               --
  Changes in current assets and current liabilities, net.........................        10,801            (7,567)
                                                                                    ----------------   -------------
Net cash flows used in operating activities......................................          (758)          (46,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities..................................       (54,106)          (33,006)
  Sales of marketable investment securities......................................        12,361            20,573
  Purchases of restricted marketable investment securities.......................       (20,761)           (1,495)
  Advances to affiliates, net....................................................        55,629)         (119,357)
  Purchases of property and equipment............................................        (8,597)          (28,298)
  Offering proceeds and investment earnings placed in escrow.....................      (191,941)         (224,858)
  Funds released from escrow accounts and restricted cash - other................       134,968           100,445
  Expenditures for satellite systems under construction..........................      (136,903)          (21,220)
  Expenditures for FCC authorizations............................................       (13,626)              (38)
  Other..........................................................................         5,252            (1,692)
                                                                                    ----------------   -------------
Net cash flows used in investing activities......................................      (328,982)         (308,946)




CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of 1996 Notes.......................................      336,994                 --
  Net proceeds from issuance of 1997 Notes.......................................           --            362,500
  Proceeds from note payable to ECC..............................................       12,000                 --
  Proceeds from issuance of common stock.........................................            1                 --
  Repayments of mortgage indebtedness and notes payable..........................       (4,207)           (15,613)
                                                                                    ----------------   -------------
Net cash flows provided by financing activities..................................      344,788            346,887
                                                                                    ----------------   -------------

Net increase (decrease) in cash and cash equivalents.............................       15,048             (8,663)
Cash and cash equivalents, beginning of period...................................       13,949             38,438
                                                                                    ----------------   -------------
Cash and cash equivalents, end of period.........................................      $28,997            $29,775
                                                                                    ----------------   -------------
                                                                                    ----------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized.............................    $  11,192           $3,529
  Cash paid for income taxes.....................................................           --               --
  Capitalized interest...........................................................       22,853           27,861
  Note payable issued for deferred satellite construction payments for
    EchoStar II..................................................................       28,000               --
  Satellite launch payment for EchoStar II applied to EchoStar I launch..........       15,000               --
  Increase in note payable for deferred satellite construction payments for
    EchoStar I...................................................................        3,167               --


      See accompanying Notes to Condensed Consolidated Financial Statements.

                        ECHOSTAR DBS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

  EchoStar DBS Corporation and subsidiaries ("DBS Corp" or the "Company"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries, "EchoStar"), a publicly-traded company on the Nasdaq National Market. DBS Corp was formed in January 1996 for the initial purpose of participating in a Federal Communications Commission ("FCC") auction. On January 26, 1996, DBS Corp submitted the winning bid of $52.3 million for 24 direct broadcast satellite ("DBS") frequencies at 148DEG. West Longtitude. Funds necessary to complete the purchase of the DBS frequencies and commence construction of the Company's fourth DBS satellite, EchoStar IV, have been advanced to DBS Corp by ECC and EchoStar Satellite Broadcasting Corporation ("ESBC"). In June 1997, DBS Corp consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). Prior to consummation of the 1997 Notes Offering, EchoStar contributed (the "Contribution") all of the outstanding capital stock of ESBC to DBS Corp. As a result of the Contribution, ESBC is a wholly-owned subsidiary of DBS Corp. This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as the predecessor of DBS Corp. The accompanying financial statements retroactively reflect the resulting structure and historical results of DBS Corp and its predecessors as a reorganization of entities under common control.

  The operations of EchoStar include three interrelated business units: (i) a DBS subscription television service in the United States (the "DISH Network"); (ii) the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design and construction oversight and other project integration services for international DTH ventures ("Technology"); and (iii) the turn-key delivery of video, audio and data, primarily from EchoStar satellites, to customers for business television and other satellite users. These services include uplink, satellite transponder space, sales and installation of ground segment equipment, and billing services ("Satellite Services"). The Company had approximately 350,000 and 820,000 DISH Network subscribers as of December 31, 1996 and September 30, 1997, respectively. EchoStar's C-band DTH products, programming and related services businesses are no longer material to its operations and EchoStar expects revenues from its C-band lines of business to continue to decline.

RECENT DEVELOPMENTS

  The Company launched its third DBS satellite ("EchoStar III") on October 5, 1997. Commencing in January 1998, the Company expects to use EchoStar III to retransmit local network programming from approximately ten of the largest cities in the eastern and central time zones (assuming receipt of any required retransmission consents and copyright licenses and/or congressional or regulatory action necessary to extend and clarify the scope of the statutory compulsory license to cover local satellite retransmission of network-affiliated station signals), and to provide subscribers with additional sports, foreign language, cultural, business, educational and other niche programming. As technology advances and demand increases, the Company also expects to use EchoStar III to provide popular Internet and other computer data at high transmission speeds and to offer subscribers HDTV. While all testing of EchoStar III to date indicates the satellite is functioning properly, the ultimate success of the launch and in-orbit operation of EchoStar III will not be established until approximately December 1997.

ECHOSTAR PROMOTIONS AND REVISION OF ACCOUNTING POLICY

  During August 1996, EchoStar introduced a promotion (the "1996 Promotion") which permits independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's prepaid one-year subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. Total transaction proceeds to EchoStar are less than its aggregate costs (equipment, programming and other) for the initial prepaid subscription period, are initially deferred, and recognized as revenue over the related prepaid subscription term (normally one year). The excess of EchoStar's aggregate costs over proceeds received is expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs are deferred

                            ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued

and reflected in the accompanying consolidated balance sheets as subscriber acquisition costs and amortized over the prepaid subscription term of the subscriber. Programming costs are expensed as service is provided. Excluding expected incremental revenues from premium and Pay-Per-View programming, this accounting results in revenue recognition over the initial period of service equal to the sum of programming costs and amortization of subscriber acquisition costs.

  The accompanying statements of operations for the three and nine months ended September 30, 1996, have been restated. The original accounting followed by the Company for promotional package sales of service and equipment did not recognize an immediate charge for the subscriber subsidy, as described above. The Company implemented this accounting policy during the fourth quarter of 1996. The restatement had no material effect on any periods prior to June 30, 1996. As a result of this restatement, DBS Corp's operating loss increased from $21.6 million to $27.6 million, an increase of $6.0 million, principally due to the immediate expensing of subscriber promotion subsidies and its net loss increased $4.3 million (from $22.5 million to $26.8 million).
 For the nine months ended September 30, 1996, DBS Corp's operating loss increased $6.0 million (from $48.2 million to $54.2 million), principally due to the immediate expensing of subscriber promotion subsidies, and its net loss increased by $4.7 million from $51.0 million to $55.7 million.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to EchoStar's consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

  Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include EchoStar and DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. The Company's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the nine months ended September 30, 1997.

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

CASH AND CASH EQUIVALENTS

  The Company considers all liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and September 30, 1997 principally consisted of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

                            ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued

SUBSCRIBER PROMOTION SUBSIDIES AND SUBSCRIBER ACQUISITION COSTS

  Proceeds from sales made pursuant to the 1996 Promotion attributable to DISH Network subscription television services are included within the caption "DISH Network - Subscription Television Services" in the accompanying statements of operations. The portion of the proceeds from sales made pursuant to the 1996 Promotion deemed attributable to EchoStar Receiver Systems is included within the caption "DISH Network - Other" in the accompanying statements of operations. The following summarizes revenues recognized pursuant to the 1996
Promotion:



                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------      --------------------
                               1996        1997         1996         1997
                              -------    --------      ------      --------
Subscription   television      $3,346    $ 36,162      $3,346      $ 93,459
 services
EchoStar Receiver Systems       1,057      11,508       1,057        30,036
                              -------    --------      ------      --------
   Total                       $4,403     $47,670      $4,403      $123,495
                              -------    --------      ------      --------
                              -------    --------      ------      --------



  During June 1997, the 1996 Promotion was enhanced to permit independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 without an extended subscription commitment (the "1997 Promotion"). Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. Since introduction of the 1997 Promotion, the majority of new subscriber activations have resulted therefrom.

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

3.   RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

  Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying condensed consolidated balance sheets, includes cash restricted by the indenture associated with the 1997 Notes (as defined) and the remaining restricted cash proceeds from a 1996 offering (the "1996 Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), plus in both cases investment earnings thereon.
A portion of the proceeds from the 1997 Notes Offering (as defined) is held in two separate escrow accounts (the "Interest Escrow" and the "Satellite Escrow") as required by the related indenture (see Note 5). Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the applicable indenture.

  Other restricted cash includes $5.7 million at December 31, 1996, which was restricted to satisfy certain covenants in the indenture associated with a 1994 offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") pertaining to launch insurance for EchoStar II. These covenant requirements were satisfied during September 1997. In addition, as of December 31, 1996, a total of $25.0 million was held in two escrow accounts for the benefit of EchoStar Receiver System manufacturers. These deposits were released from their respective escrow accounts during May 1997.

                            ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued

4.   INVENTORIES

  Inventories consist of the following (in thousands):

                                            DECEMBER 31,      SEPTEMBER 30,
                                               1996               1997
                                            ------------      -------------
                                                               (UNAUDITED)

 EchoStar Receiver Systems                    $ 32,799        $ 12,157
 DBS receiver components                        15,736          11,347
 Consigned DBS receiver components              23,525           1,988
 Finished goods - International                  3,491           3,220
 Finished goods - C-band                           600               4
 Spare parts and other                           2,279           2,227
 Reserve for excess and obsolete inventory      (5,663)         (7,893)
                                              --------         -------
                                              $ 72,767         $23,050
                                              --------         -------
                                              --------         -------
5.   1997 NOTES

  On June 25, 1997, DBS Corp consummated the 1997 Notes Offering. The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $362.5 million (after payment of underwriting discounts and other issuance costs aggregating approximately $12.5 million). Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, with the first interest payment due January 1, 1998. Approximately $109.0 million of the net proceeds of the 1997 Notes Offering were placed in the Interest Escrow account to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112.0 million of the net proceeds of the 1997 Notes Offering were placed in the Satellite Escrow account to fund the construction launch and insurance of EchoStar's fourth DBS satellite ("EchoStar IV"). The 1997 Notes mature on July 1, 2002.

  The 1997 Notes were issued in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company is in the process of exchanging the privately issued notes for publicly registered notes with substantially identical terms (including principal amount, interest rate, maturity, security and ranking).

  The 1997 Notes rank PARI PASSU in right of payment with all senior indebtedness of DBS Corp. The 1997 Notes are guaranteed on a subordinated basis by DBS Corp's parent, EchoStar, and, contingent upon the occurrence of certain events, will be guaranteed by ESBC and Dish, Ltd. and certain other subsidiaries of DBS Corp and EchoStar. The 1997 Notes are secured by liens on the capital stock of DBS Corp, EchoStar IV, and certain other assets of DBS Corp and EchoStar. Although the 1997 Notes are titled "Senior": (i) DBS Corp has not issued, and does not have any plans to issue, any significant indebtedness to which the 1997 Notes would be senior; and (ii) the 1997 Notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors). In addition, the ability of Dish, Ltd. to make distributions to DBS Corp is severely limited by the terms of an indenture to which it is subject, and the cash flow generated by the assets and operations of DBS Corp's subsidiaries will only be available to satisfy DBS Corp's obligations on the 1997 Notes to the extent that such subsidiaries are able to make distributions, directly or indirectly, to DBS Corp.

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

  The 1997 Notes Indenture contains restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to DBS Corp's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and
(viii) enter into transactions with affiliates. In addition, DBS Corp may pay dividends on its equity securities only if: (1) no default is continuing under the 1997 Notes Indenture; and (2) after giving effect to such dividend and the incurrence of any

                            ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued

indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the 1997 Notes Indenture) would not exceed 6.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the 1997 Notes Indenture) minus 150% of consolidated interest expense of DBS Corp (calculated in accordance with the 1997 Notes Indenture) plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of equity interests of DBS Corp or EchoStar (other than equity interests sold to a subsidiary of DBS Corp or EchoStar, since June 25, 1997).

  In the event of a change of control, as defined in the 1997 Notes Indenture, DBS Corp will be required to make an offer to repurchase all of the 1997 Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

6.   RECLASSIFICATIONS TO THE STATEMENTS OF OPERATIONS

  Beginning with this Quarterly Report, the Company has revised its statements of operations to reflect them in a manner that management believes will help investors to more easily follow its operations as they expand and change moving forward. If the Company had presented its statements of operations for the quarterly periods ended March 31, 1997 and June 30, 1997 in this revised format, the statements of operations would have appeared as follows:

                                                                                               SIX MONTHS
                                                                    THREE MONTHS ENDED            ENDED
                                                              ------------------------------  -------------
                                                              MARCH 31, 1997   JUNE 30, 1997  JUNE 30, 1997
                                                              --------------   -------------  -------------
REVENUE:
 DISH Network:
   Subscription television services                               $ 48,050      $ 62,858       $110,908
   Other                                                             8,206        11,767         19,973
                                                              --------------   -------------  -------------
 Total DISH Network                                                 56,256        74,625        130,881
 DTH equipment sales and integration services                        1,958        13,477         15,435
 Satellite services                                                  2,165         2,045          4,210
 Other                                                               2,580         2,561          5,141
                                                              --------------   -------------  -------------
Total revenue                                                       62,959        92,708        155,667

COSTS AND EXPENSES:
 DISH Network Operating Expenses:
  Subscriber-related expenses                                       23,040        31,491         54,531
  Call center and other                                              6,445         5,941         12,386
  Satellite and transmission                                         2,785         3,449          6,234
                                                              --------------   -------------  -------------
 Total DISH Network operating expenses                              32,270        40,881         73,151
 Cost of sales - DTH equipment and integration services              2,228        12,079         14,307
 DISH Network Marketing:
    Subscriber promotion subsidies                                  12,777        18,313         31,090
    Advertising and other                                            3,276         4,034          7,310
                                                              --------------   -------------  -------------
 Total DISH Network marketing expenses                              16,053        22,347         38,400
 General and administrative                                         15,031        15,021         30,052
 Amortization of subscriber acquisition costs                       28,062        33,228         61,290
 Depreciation and amortization                                      12,643        12,655         25,298
                                                              --------------   -------------  -------------
Total costs and expenses                                           106,287       136,211        242,498
                                                              --------------   -------------  -------------
Operating loss                                                    $(43,328)     $(43,503)      $(86,831)
                                                              --------------   -------------  -------------
                                                              --------------   -------------  -------------

                            ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued

7. OTHER REVENUE

   In 1995, the Company began focusing substantial resources on development of the DISH Network. Consequently, and coincident with the introduction of DBS subscription television services, revenues associated with the sale of C-band equipment and programming have decreased significantly. This trend is expected to continue for the foreseeable future. For the above reasons, the Company has reported the net result of C-band operations as "other revenue" in the accompanying statements of operations. "Other revenue" consists of the following (in thousands):

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                              ------------------       ----------------------
                               1996         1997        1996          1997
                              --------    -------      -------       -------
 REVENUE:
  C-band equipment sales       $11,756    $ 7,090      $43,850       $22,190
  programming                    2,879      1,750        9,518         5,831
  Other revenue                     88      1,996          253         3,346
                              --------    -------      -------       -------
 Total revenue                  14,723     10,836       53,621        31,367
 COSTS AND EXPENSES:
  Cost of C-band equipment
  sold                          (9,142)    (5,204)     (34,578)      (16,337)
  C-band programming            (2,636)    (1,429)      (8,746)       (4,842)
  Other                           (539)      (438)      (1,139)       (1,282)
                              --------    -------      -------       -------
 Total costs and expenses      (12,317)    (7,071)     (44,463)      (22,461)
                              --------    -------      -------       -------
  Other revenue                $ 2,406    $ 3,765     $  9,158        $8,906
                              --------    -------      -------       -------
                              --------    -------      -------       -------

8.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured to its specifications. As of September 30, 1997, these commitments totaled approximately $205.4 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $206.1 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from unrestricted cash and additional cash flows generated from sales of DISH Network programming and related DBS inventory. In addition to the above, EchoStar will expend $93.4 million between October 1, 1997 and the second quarter of 1998 related to the construction, launch and insurance of EchoStar IV.

News Corporation Litigation

     On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110DEG. West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million at a Federal Communications Commission ("FCC") auction during 1996. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

     During May 1997, EchoStar initiated litigation alleging, among other things, breach of contract, failure to act in good faith, and other causes of action. News has denied all of EchoStar's material allegations and has asserted numerous counterclaims against EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The case has been set for a five week trial commencing in June 1998. While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation. An adverse decision could have a material adverse effect on EchoStar's financial position and results of operations.

8. OTHER RISKS AND CONTINGENCIES

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                            ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued

9. SUBSEQUENT EVENTS

     On October 2, 1997, ECC consummated an offering (the "Series B Preferred Offering") of 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004, par value $0.01 per share (including any additional shares of such stock issued from time to time in lieu of cash dividends, the "Series B Preferred Stock"). The Series B Preferred Offering resulted in net proceeds to EchoStar of approximately $193.0 million. The Series B Preferred Stock was issued in a private placement pursuant to Rule 144A of the Securities Act.

     On November 4, 1997, ECC consummated an offering (the "Series C Preferred Offering") of 2.3 million shares of 6 3/4% Series C Cumulative Convertible Preferred Stock. The Series C Preferred Offering, after exercise by the underwriters of the 15% over-allotment option, resulted in net proceeds to EchoStar of approximately $96.5 million.

     Also on November 4, 1997, ECC consummated an offering of 3.1 million shares of its Class A Common Stock (the "Common Stock Offering"). The Common Stock Offering resulted in net proceeds to EchoStar of approximately $57.7 million.

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

OVERVIEW

     EchoStar DBS Corporation and subsidiaries ("DBS Corp" or the "Company") is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries, "EchoStar"), a publicly-traded company on the Nasdaq National Market. The operations of EchoStar include three interrelated business units: (i) a direct broadcast satellite ("DBS") subscription television service in the United States (the "DISH Network"); (ii) the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design and construction oversight and other project integration services for international DTH ventures ("Technology"); and (iii) the turn-key delivery of video, audio and data, primarily from EchoStar satellites, to customers for business television and other satellite users. These services include uplink, satellite transponder space, sales and installation of ground segment equipment, and billing services ("Satellite Services"). EchoStar's C-band DTH products, programming and related services businesses are no longer material to its operations and EchoStar expects revenues from its C-band lines of business to continue to decline.

     EchoStar's Technology and Satellite Services businesses result from development of the DISH Network, and EchoStar's revenues are, and will continue to be, derived principally from subscription fees for DISH Network programming. While there can be no assurance, EchoStar believes that revenue from its Technology and Satellite Services businesses may increase in the future assuming, among other things, the successful launch of EchoStar's third and fourth DBS satellites ("EchoStar III" and "EchoStar IV," respectively). Further, those businesses are expected to continue to support and create revenue opportunities for the DISH Network. For example, the design of digital set-top equipment for international DTH customers is performed by the same employees who design EchoStar Receiver Systems. Consequently, international Technology projects may result in improvements in design and economies of scale in the production of EchoStar Receiver Systems for the DISH Network. Further, since Satellite Services customers have DISH Network set-top equipment in their homes and businesses, they are more likely than the general population to subscribe to DISH Network programming.

     EchoStar III was launched on October 5, 1997.  Commencing in January
1998, the Company expects to use EchoStar III to retransmit local network programming from approximately ten of the largest cities in the eastern and central time zones (assuming receipt of any required retransmission consents and copyright licenses and/or congressional or regulatory action necessary to extend and clarify the scope of the statutory compulsory license to cover local satellite retransmission of network-affiliated station signals), and to provide subscribers with additional sports, foreign language, cultural, business, educational and other niche programming. As technology advances and demand increases, the Company also expects to use EchoStar III to provide popular Internet and other computer data at high transmission speeds and to offer subscribers HDTV. While all testing of EchoStar III to date indicates the satellite is functioning properly, the ultimate success of the launch and in-orbit operation of EchoStar III will not be established until approximately December 1997.

     KEY OPERATING AND FINANCIAL STATISTICS. As of September 30, 1997, EchoStar had approximately 820,000 DISH Network subscribers compared to approximately 190,000 subscribers at September 30, 1996. During the three and nine months ended September 30, 1997, EchoStar added approximately 230,000 and 470,000 DISH Network subscribers, respectively. While EchoStar's factory manufacturing capacity is adequate to meet demand, subscriber activations during the third quarter exceeded EchoStar's expectations. As a result of stronger than expected sales and because certain components of EchoStar Receiver Systems must be ordered as much as 120 days in advance, certain models of EchoStar Receiver Systems will have limited availability during the fourth quarter and EchoStar expects that its fourth quarter subscriber growth will be limited to approximately the same number of subscribers added during the third quarter. EchoStar believes that it has ordered, or can timely order, sufficient quantities of components to meet reasonably expected demand during 1998.

     During the three and nine months ended September 30, 1997, subscriber churn approximated 1.2% per month. EchoStar's subscriber acquisition costs, inclusive of advertising expenses, for the three and nine months ended September 30, 1997 approximated $300 and $350, respectively.

     EchoStar Marketing Promotions. During August 1996, EchoStar introduced a promotion (the "1996 Promotion") which permitted independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's prepaid one-year subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. Total transaction proceeds to EchoStar are less than its aggregate costs (equipment, programming and other) for the initial prepaid subscription period, are initially deferred, and recognized as revenue over the related prepaid subscription period (normally one year). During the period from August 1996 through May 1997, substantially all new subscriber activations resulted from the 1996 Promotion.

     During June 1997, the 1996 Promotion was enhanced to permit independent retailers to offer a standard EchoStar Receiver System to consumers for a suggested retail price of $199 without an extended subscription commitment (the "1997 Promotion"). Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. Since introduction of the 1997 Promotion, the majority of new subscriber activations have resulted therefrom.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     REVENUE. Total revenue for the three months ended September 30, 1997 was $124.4 million, an increase of $95.6 million as compared to total revenue for the three months ended September 30, 1996 of $28.8 million. The increase in total revenue in 1997 was primarily attributable to DISH Network subscriber growth. The Company expects this trend to continue as the number of DISH Network subscribers increases, and as EchoStar develops its Technology and Satellite Services businesses. Consistent with the increases in total revenue during the three months ended September 30,1997, EchoStar experienced a corresponding increase in trade accounts receivable at September 30, 1997.

     DISH Network subscription television services revenue totaled $82.1 million for the three months ended September 30, 1997, an increase of $68.8 million compared to the three months ended September 30, 1996. This increase was directly attributable to the increase in the number of DISH Network subscribers as of September 30, 1997 as compared to September 30, 1996. Average monthly revenue per subscriber approximated $39.50 for the three months ended September 30, 1997 compared to approximately $34.50 for the same period in 1996. The increase in monthly revenue per subscriber was primarily due to additional channels added upon commencement of operations of EchoStar's second DBS satellite ("EchoStar II") in November 1996. DISH Network subscription television services revenue consists primarily of revenue from basic, premium and pay-per-view subscription television services.

     Other DISH Network revenue totaled $13.0 million for the three months ended September 30, 1997, an increase of $11.7 million compared to the three months ended September 30, 1996. Other DISH Network revenue consists primarily of the recognition of revenue related to EchoStar Receiver Systems sold pursuant to the 1996 Promotion, DBS system installation revenue, and loan origination and participation income. During the three months ended September 30, 1997, EchoStar recognized approximately $11.5 million of revenue relating to EchoStar Receiver Systems sold pursuant the 1996 Promotion, an increase of $10.4 million as compared to the three months ended September 30, 1996. EchoStar expects revenue related to the 1996 Promotion to decline at an accelerated rate in future periods and to end entirely in 1998, one year following the last sale pursuant to the 1996 Promotion.

     For the three months ended September 30, 1997, DTH equipment sales and integration services was comprised primarily of revenue from set-top boxes and other DTH equipment sold to international DBS service operators. For the three months ended September 30, 1997, DTH equipment sales and integration services totaled $22.0 million. EchoStar currently has agreements with two international DBS service operators for the distribution of digital satellite broadcasting equipment. EchoStar recognized revenues of approximately $18.5 million related to these agreements during the three months ended September 30, 1997. Approximately $17.0 million of this revenue related to the sale of set-top boxes and other DTH equipment and approximately $1.5 million of revenue related to the provision of integration services (revenue from uplink center design and construction oversight and other project integration services for international DTH ventures).

     While EchoStar continues to actively pursue other similar distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful. Although EchoStar expects its Technology business may grow at an accelerated rate, EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of the DBS operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues which may be generated from EchoStar's alliances with foreign DTH operators.

     For the three months ended September 30, 1996, DTH equipment sales and integration services consisted primarily of EchoStar Receiver Systems and related accessories sold prior to the August 1996 nationwide rollout of the 1996 Promotion. DTH equipment sales and integration services revenue for the three months ended September 30, 1996 totaled $10.0 million.

     Satellite services revenue totaled $3.7 million for the three months ended September 30, 1997, an increase of $1.7 million, or 84%, compared to the three months ended September 30, 1996. Satellite services revenue primarily consists of signal carriage revenues from content providers and business television service revenue for the broadcast of organization specific telecasts. The increase in satellite services revenue was primarily attributable to an increase in the number of content providers combined with increased usage by EchoStar's business television customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $56.9 million for the three months ended September 30, 1997, an increase of $44.1 million as compared to the same period in 1996. The increase in DISH Network operating expenses was primarily attributable to the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $42.7 million for the three months ended September 30, 1997, an increase of $35.7 million compared to the same period in the prior year. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 52% of subscription television services revenues, compared to 53% of subscription television services revenues during the same period in 1996. Satellite and transmission expenses are comprised primarily of costs associated with the operation of EchoStar's digital broadcast center and costs of maintaining in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $2.1 million compared to the same period in 1996 primarily as a result of the September 1996 launch of EchoStar II. Call center and other operating expenses consist primarily of costs incurred in the operation of EchoStar's DISH Network call center and expenses associated with subscriber equipment installation. Call Center and other operating expenses totaled $10.8 million for the three months ended September 30, 1997, an increase of $6.4 million as compared to the same period in 1996. The increase in call center and other operating expenses was directly attributable to the increase in the number of DISH Network subscribers. EchoStar expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, EchoStar expects that such costs as a percentage of DISH Network revenue will decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales -DTH equipment and integration services totaled $11.7 million for the three months ended September 30, 1997 (net of the reclassification of freight expenses of $1.7 million incurred during the first six months of 1997 associated with shipment of EchoStar Receiver Systems), an increase of $2.2 million, or 23%, as compared to the same period in 1996. For the three months ended September 30, 1997, cost of sales - DTH equipment and integration services represents costs associated with set-top boxes and related components sold to international DTH operators. For the three months ended September 30, 1996, cost of sales - DTH equipment and integration services totaled $9.5 million and represent costs of EchoStar Receiver Systems sold prior to the August 1996 rollout of the 1996 Promotion.

     DISH NETWORK MARKETING EXPENSES. DISH Network marketing expenses totaled $84.3 million for the three months ended September 30, 1997, an increase of $74.3 million as compared to the same period in 1996. The increase in DISH Network marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies represent the excess of transaction costs over transaction proceeds at the time of sale associated with EchoStar's various promotions. Such costs totaled approximately $67.5 million (including a $1.7 million reclassification of freight expenses described above), an increase of $61.5 million as compared to the same period in 1996. The increase in subscriber promotion subsidies was primarily attributable to the commencement of the 1997 Promotion and an increase in the number of EchoStar Receiver Systems sold during the three months ended September 30, 1997 as compared to the same period in 1996. Advertising and other expenses increased $12.8 million to $16.8 million during the three months ended September 30, 1997 as a result of increased marketing activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $15.8 million for the three months ended September 30, 1997, an increase of $2.8 million as compared to the same period in 1996. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of DISH Network. G&A expenses as a percentage of total revenue decreased to 13% during the three months ended September 30, 1997 as compared to 45% during the same period in 1996. EchoStar expects that its G&A expenses as a percent of total revenue will continue to decrease in future periods.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. Earnings before interest, taxes, depreciation and amortization (including amortization of subscriber acquisition costs) ("EBITDA") was negative $44.2 million for the three months ended September 30, 1997 as compared to negative EBITDA of $16.4 million during the same period of 1996. This decrease in EBITDA resulted from the factors affecting revenue and expenses discussed above. EchoStar believes that EDITDA results will improve in future periods as its subscriber acquisition costs decrease and the number of DISH Network subscribers increases. In the event that new subscriber activations exceed expectations, EchoStar's EBITDA results would be negatively impacted (as a result of the accounting treatment applied to the 1997 Promotion whereby net subscriber acquisition costs are expensed upon subscriber activation).

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended September 30, 1997 (including amortization of subscriber acquisition costs of $3.4 million and $34.0 million for the three months ended September 30, 1996 and September 30, 1997, respectively), aggregated $47.0 million, an increase of $35.7 million, as compared to the same period 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs and depreciation of EchoStar II (placed in service during the fourth quarter of 1996).

     OTHER INCOME AND EXPENSE. Other expense, net totaled $26.7 million for the three months ended September 30, 1997, an increase of $12.6 million as compared to the same period during 1996. The increase in other expense in the third quarter of 1997 resulted primarily from interest expense associated with the 1997 Notes (as defined), which were issued in June 1997, and increases in interest expenses associated with EchoStar's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and its 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes") due to higher accreted balances thereon. These increases in interest expenses were partially offset by increases in capitalized interest. Capitalized interest (principally attributable to satellite construction) approximated $11.2 million during the three months ended September 30, 1997, compared to approximately $8.5 million during the three months ended September 30, 1996.

     INCOME TAX BENEFIT. The decrease in the income tax benefit of $15.0 million (from $15.0 million for the three months ended September 30, 1996 to an income tax provision of $20,000 for the three months ended September 30,
1997) principally resulted from EchoStar's decision to fully reserve the third quarter addition to its net deferred tax asset. EchoStar's net deferred tax assets (approximately $67.4 million at September 30, 1997) relate to temporary differences for amortization of original issue discount on the 1994 Notes and 1996 Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from EchoStar's current expectations, its judgment regarding the magnitude of its reserve may change.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     REVENUE. Total revenue for the nine months ended September 30, 1997 was $280.1 million, an increase of $173.7 million, as compared to total revenue for the nine months ended September 30, 1996 of $106.4 million. This increase was primarily attributable to the increase in the number of DISH Network subscribers.

     DISH Network subscription television services revenue totaled $193.0 million for the nine months ended September 30, 1997, an increase of $175.5 million compared to the nine months ended September 30, 1996. This increase resulted from operation of the DISH Network during the entirety of the nine months ended September 30, 1997 (DISH Network operations commenced in March
1996) as well as from the increase in the number of DISH Network subscribers. During the nine months ended September 30, 1997, EchoStar added 470,000 DISH Network subscribers and average revenue per subscriber approximated $39.00.

     Other DISH Network revenue totaled $32.9 million for the nine months ended September 30, 1997, an increase of $29.6 million compared to the nine months ended September 30, 1996. Other DISH Network revenue consists primarily of the recognition of revenue related to EchoStar Receiver Systems sold pursuant to the 1996 Promotion, DBS system installation revenue, and loan origination and participation income. During the nine months ended September 30, 1997, EchoStar recognized approximately $30.0 million of revenue relating to EchoStar Receiver Systems sold pursuant the 1996 Promotion, an increase of $29.0 million as compared to the nine months ended September 30, 1996. EchoStar expects revenue related to the 1996 Promotion to decline at an accelerated rate in future periods and to end entirely in 1998, one year following the last sale pursuant to the 1996 Promotion.

     During the nine months ended September 30, 1997, DTH equipment sales and integration services revenue was comprised primarily of revenue from the sale of set-top boxes and other DTH equipment sold to international DBS service operators. These revenues totaled $37.4 million of which approximately $17.0 million was related to the sale of set-top boxes and other DTH equipment. EchoStar also recognized revenues of approximately $13.4 million relating to the provision of integration services.

     During the nine months ended September 30, 1996, DTH equipment sales and integration services revenue resulted from the sale, prior to the August 1996 nationwide introduction of the 1996 Promotion, of EchoStar Receiver Systems. DTH equipment sales totaled $72.7 million during the nine months ended September 30, 1996.

     Satellite services revenue totaled $7.9 million for the nine months ended September 30, 1997, an increase of $4.1 million, or 106%, compared to the same period in 1996. The increase in satellite services revenue primarily resulted from operation of EchoStar I and EchoStar II during the entirety of 1997, an increase in the number of content providers, and increased usage by EchoStar's business television customers.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $130.1 million for the nine months ended September 30, 1997, an increase of $111.1 million as compared to the same period in 1996. The increase in DISH Network operating expenses was primarily attributable to operation of the DISH Network during the entirety of 1997 and the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $97.3 million for the nine months ended September 30, 1997, an increase of $88.0 million as compared to the same period in the prior year. Such expenses as a percent of subscription television services revenues were 50%, compared to 53% of subscription television services revenues during the same period in 1996. Satellite and transmission expenses increased $6.8 million compared to the same period in 1996, primarily as a result of operation of the DISH Network during the entirety of 1997 and the commencement of operation of EchoStar II. Call center and other operating expenses totaled $23.1 million for the nine months ended September 30, 1997, an increase of $16.3 million as compared to the same period in 1996. The increase in these expenses was attributable to operation of the DISH Network during the entirety of 1997 and from the increase in the number of DISH Network subscribers.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales -DTH equipment and integration services totaled $26.0 million for the nine months ended September 30, 1997, a decrease of $47.0 million, or 64%, compared to the same period in 1996. For the nine months ended September 30, 1997, cost of sales - DTH equipment and integration services principally consisted of costs associated with the sale of EchoStar Receiver Systems and related components and the provision of integration services to international DTH operators. During the nine months ended September 30, 1996, cost of sales - DTH equipment and integration services represented costs of EchoStar Receiver Systems and related components sold prior to the August 1996 nationwide rollout of the 1996 Promotion. As previously described, EchoStar Receiver Systems sold pursuant to the 1996 Promotion are not included within this caption on the accompanying statements of operations but are deferred (i.e., subscriber acquisition costs) and amortized over the prepaid subscription period.

     DISH NETWORK MARKETING EXPENSES. DISH Network marketing expenses totaled $122.7 million for the nine months ended September 30, 1997, an increase of $105.2 million as compared to the same period in 1996. The increase in DISH Network marketing expenses was primarily the result of the increase in subscriber promotion subsidies. Such costs totaled approximately $98.6 million, an increase of $92.6 million, compared to the same period in 1996. The increase in subscriber promotion subsidies was primarily attributable to the commencement of the 1997 Promotion. Advertising and other expenses increased $12.6 million, or 110%, to $24.1 million during the nine months ended September 30, 1997, principally due to the operation of the DISH Network during the entirety of 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $45.8 million for the nine months ended September 30, 1997, an increase of $15.6 million as compared to the same period in 1996. The increase in G&A expenses resulted from increased personnel expenses to support the growth of DISH Network. G&A expenses as a percentage of total revenue decreased to 16% for the nine months ended September 30, 1997, compared to 28% during the same period in 1996.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $44.5 million for the nine months ended September 30, 1997, compared to negative EBITDA of $33.2 million for the same period in 1996. This decrease in EBITDA of $11.3 million resulted from the factors affecting revenue and expenses discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine months ended September 30, 1997 (including amortization of subscriber acquisition costs of $3.5 million and $95.3 million for the nine months ended September 30, 1996 and September 30, 1997, respectively) aggregated $133.5 million, an increase of $112.5 million, as compared to the same period in 1996. The increase in depreciation and amortization expenses resulted from amortization of subscriber acquisition costs and depreciation of EchoStar II.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $66.3 million for the nine months ended September 30, 1997, an increase of $33.7 million, as compared to the same period 1996. The increase in other expense during the nine months ended September 30, 1997 resulted from an increase in interest expenses associated with the 1994 Notes, the 1996 Notes, and the 1997 Notes. Additionally, interest income decreased approximately $3.5 million as a result of a decrease in invested balances. EchoStar capitalized $27.9 million and $22.9 million of interest during the nine months ended September 30, 1997 and 1996, respectively.

     INCOME TAX BENEFIT. The decrease in the income tax benefit of $31.1 million (from $31.1 million for the nine months ended September 30, 1996 to an income tax provision of $64,000 for the nine months ended September 30, 1997) was the result of EchoStar's decision to fully reserve the 1997 additions to its net deferred tax asset.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS.

SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption.
EchoStar will adopt SFAS No. 128 in the fourth quarter of 1997. EchoStar does not believe such adoption will have a material effect on either its previously reported or future EPS.

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which continues the existing requirements of APB No. 15 but expands the number of companies subject to portions of its requirements.
Specifically, SFAS No. 129 requires that entities previously exempt from the requirements of APB No. 15 disclose the pertinent rights and privileges of all securities other than ordinary common stock. SFAS No. 129 is effective for periods ending after December 15, 1997. EchoStar was not exempt from APB No. 15; accordingly, the adoption of SFAS No. 129 will not have any effect on EchoStar.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will require additional disclosure in EchoStar's financial statements.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 will require additional disclosure in EchoStar's financial statements.

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On February 24, 1997, EchoStar Communications Corporation ("EchoStar") and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110DEG. West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million following a 1996 Federal Communications Commission ("FCC") auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27 Financial Data Schedule.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the third quarter of 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ECHOSTAR DBS CORPORATION


          By:  /S/ STEVEN B. SCHAVER
               ---------------------------------------------------
               Steven B. Schaver
               Chief Operating Officer and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)


          By:  /S/ JOHN R. HAGER
               ---------------------------------------------------
               John R. Hager
               Treasurer and Controller
               (PRINCIPAL ACCOUNTING OFFICER)

Date:  November 14, 1997