Form 10-K405
period 1997-12-31
ECHOSTAR DBS CORP
filed 1998-03-31
CIK 1042642

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    --------------

                            Commission file number: 333-31929

                                ECHOSTAR DBS CORPORATION
                 (Exact name of registrant as specified in its charter)

             COLORADO                                   84-1328967
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

         5701 S. SANTA FE
        LITTLETON, COLORADO                               80120
       (Address of principal                            (Zip Code)
        executive offices)

           Registrant's telephone number, including area code: (303) 723-1000

            Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1998, the Registrant's outstanding Common stock consisted of 1,000 shares of Common Stock, $0.01 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                           DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business..........................................................   1
Item 2.   Properties........................................................   2
Item 3.   Legal Proceedings.................................................   2
Item 4.   Submission of Matters to a Vote of Security Holders...............   *

                                PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................   4
Item 6.   Selected Financial Data...........................................   *
Item 7.   Management's Narrative Analysis of Results
          of Operations.....................................................   4
Item 8.   Financial Statements and Supplementary Data.......................   7
Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................   7

                               PART III

Item 10.  Directors and Executive Officers of the Registrant................   *
Item 11.  Executive Compensation............................................   *
Item 12.  Security Ownership of Certain Beneficial Owners and Management....   *
Item 13.  Certain Relationships and Related Transactions....................   *

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   8

            Signatures......................................................  14
            Index to Financial Statements................................... F-1

  DISH Network-SM- is a service mark of EchoStar Communications Corporation.

-------------
* This item has been omitted purusnt to the reduced disclosure as set forth in General Instructions (I)(l)(a) and (b) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE UNAVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE INABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BONDHOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE INABILITY OF THE COMPANY TO OBTAIN AND RETAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATION COMMISSION ("FCC"); THE OUTCOME OF ANY LITIGATION IN WHICH THE COMPANY MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

BRIEF DESCRIPTION OF BUSINESS

         EchoStar DBS Corporation and subsidiaries ("DBS Corp" or the "Company"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC," and together with its subsidiaries "EchoStar"). EchoStar is a publicly traded company on the Nasdaq National Market. DBS Corp was formed in January 1996 for the initial purpose of participating in an FCC auction. On January 26, 1996, DBS Corp submitted the winning bid of $52.3 million for 24 DBS frequencies at 148(Degree) West Longitude. Funds necessary to complete the purchase of the DBS frequencies and commence construction of the Company's fourth DBS satellite, EchoStar IV, have been advanced to DBS Corp by ECC and EchoStar Satellite Broadcasting Corporation ("ESBC"). Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Annual Report on Form 10-K to EchoStar's Annual Report on Form 10-K for the year ended December 31, 1997. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

          - THE DISH NETWORK - a DBS subscription television service in the United States. As of December 31, 1997, EchoStar had approximately 1,040,000 DISH Network subscribers.

          - TECHNOLOGY - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight, and other project integration services for international DTH ventures.

          - SATELLITE SERVICES - the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services include satellite uplink services, satellite transponder space usage, and other services.

         On June 25, 1997, DBS Corp consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds of $363 million (after payment of underwriting discounts and other issuance costs aggregating $12 million). Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, with the first interest payment due January 1, 1998. Of the net proceeds from the 1997 Notes Offering, $109 million were placed in an escrow account (the "Interest Escrow") to fund semi-annual interest payments through January 1, 2000. Additionally, $112 million of the net proceeds of the 1997 Notes Offering were placed in a separate escrow account (the "Satellite Escrow") to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes mature on July 1, 2002. Prior to consummation of the 1997 Notes Offering, ECC contributed (the "Contribution") all of the outstanding capital stock of ESBC to DBS Corp. As a result of the Contribution, ESBC is a wholly-owned subsidiary of DBS Corp. This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as the predecessor of DBS Corp. The financial statements beginning on page F-1 retroactively reflect the resulting structure and historical results of DBS Corp and its predecessors.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning EchoStar's properties:

                                                                          APPROXIMATE    OWNED OR
DESCRIPTION/USE                                LOCATION                  SQUARE FOOTAGE   LEASED
--------------------------------------------   -----------------------   --------------  --------
Corporate headquarters......................   Littleton, Colorado          156,000       Owned
EchoStar Technologies Corporation office
 and distribution center....................   Englewood, Colorado          155,000       Owned
Office and distribution center..............   Sacramento, California        78,500       Owned
Digital Broadcast Operations Center.........   Cheyenne, Wyoming             55,000       Owned
Customer Service Center.....................   Thornton, Colorado            55,000       Owned
European headquarters and warehouse.........   Almelo, The Netherlands       53,800       Owned
Warehouse facility..........................   Denver, Colorado              40,000       Owned

ITEM 3.  LEGAL PROCEEDINGS

         On July 29, 1996, EchoStar Acceptance Corporation ("EAC"), Dish Network Credit Corporation ("DNCC"), ESC and Echosphere Corporation (collectively, "EchoStar Credit"), filed a civil action against Associates Investment Corporation ("Associates") which is currently pending in the U.S. District Court in the District of Colorado. EchoStar Credit alleges that Associates, among other things, breached its contract with EchoStar Credit pursuant to which Associates agreed to finance the purchase of EchoStar Receiver Systems by consumers. EchoStar Credit alleges that Associates' refusal to finance certain prospective consumers has resulted in the loss of prospective customers to EchoStar's competitors. In addition, EchoStar Credit alleges that the loss of sales due to Associate's action forced EchoStar to lower the price on its products. Associates filed counterclaims against EAC for fraud and breach of contract. Associates seeks approximately $10.0 million by way of its counterclaims. EAC intends to vigorously defend against such counterclaims. A trial date has not yet been set. It is too early in the litigation to make an assessment of the probable outcome.

         Certain purchasers of C-band and DISH Network systems have filed actions in various state courts in Alabama naming EchoStar, EAC or Echosphere Corporation as a defendant and seeking actual and punitive damages. Eleven lawsuits were filed against EAC in the state of Alabama. Eight of the suits involve EAC and Household Retail Services, Inc. ("HRSI") and three suits involve EAC and Bank One Dayton, N.A. ("Bank One"). All three of the EAC/Bank One cases recently have been dismissed or are in the process of being dismissed against all defendants including EAC. Therefore, only the cases involving EAC and HRSI remain pending. In those cases, the plaintiffs in those suits allege that the terms of the financing plan were misrepresented to them by the independent retail dealers. The plaintiffs allege that the dealers were the agents of EAC and that EAC did not properly train the dealers. Additional suits may be filed or the plaintiffs' attorneys may attempt to certify a class and/or add additional plaintiffs to the existing suits and seek exponentially greater damages. EAC denies liability and intends to vigorously defend against all remaining claims, which include allegations of fraud and lending law violations. While the actual damages claimed in each of these cases are not material, EchoStar is aware that juries in Alabama have recently issued a number of verdicts awarding substantial punitive damages on actual damage claims of less than $10,000.

         EAC and HRSI entered into a Merchandise Financing Agreement in 1989 (the "Merchant Agreement") pursuant to which HRSI acted as a consumer financing source for the purchase of, among other things, satellite systems distributed by Echosphere Corporation, a subsidiary of EchoStar, to consumers through EAC dealers. HRSI terminated the Merchant Agreement as of December 31, 1994. During February 1995, EAC and Echosphere (the "EAC Parties") filed suit against HRSI. The case is pending in U.S. District Court in Colorado (the "HRSI Litigation"). The EAC Parties have alleged, among other things, breach of contract, breach of fiduciary duty, fraud and wanton and willful conduct by HRSI in connection with termination of the Merchant Agreement and related matters. The EAC parties are seeking damages in excess of $10.0 million. HRSI's counterclaims have been dismissed with prejudice. Summary judgment motions have been pending on all remaining issues since May 1996. A trial date has not been set.

         During February 1997, EchoStar and News announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110(Degree) WL purchased by MCI for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

         In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. EchoStar also filed a First Amended Complaint significantly expanding the scope of the litigation, to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

         In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary ASkyB, assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to vigorously defend against the counterclaims. Discovery commenced on July 3, 1997 and depositions are currently being taken. The case has been set for trial commencing November 1998, but that date could be postponed.

         While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 24, 1997, all 1,000 authorized, issued and outstanding shares of the Company's Common Stock were held by EchoStar. There is currently no established trading market for the Company's Common Stock.

         DBS Corp has never declared or paid any cash dividends on its common stock and does not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of DBS Corp, DBS Corp's debt facilities, and other factors the Board of Directors considers appropriate. The Company currently intends to retain its earnings, if any, to support future growth and expansion. The Company's ability to declare dividends is affected by covenants in its debt facilities that prohibit DBS Corp from declaring dividends and its subsidiaries from transferring funds in the form of cash dividends, loans or advances to ECC.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

         REVENUE. Total revenue in 1997 was $476 million, an increase of 141%, or $279 million, as compared to total revenue of $197 million in 1996. The increase in total revenue in 1997 was primarily attributable to the operation of the DISH Network during the entirety of 1997, combined with DISH Network subscriber growth. The Company expects this trend to continue as the number of DISH Network subscribers increases, and as it develops its Technology and Satellite Services businesses. Consistent with the increases in total revenue during 1997, the Company experienced a corresponding increase in trade accounts receivable at December 31, 1997.

         DISH Network subscription television services revenue totaled $299 million during 1997, an increase of $249 million compared to 1996. This increase was directly attributable to the operation of the DISH Network during the entirety of 1997, combined with the increase in the number of DISH Network subscribers. Average monthly revenue per subscriber approximated $39 during 1997 compared to approximately $36 in 1996. The increase in monthly revenue per subscriber was primarily due to additional channels added upon commencement of operations of EchoStar II. DISH Network subscription television services revenue consists primarily of revenue from basic, premium and pay-per-view subscription television services.

         Other DISH Network revenue totaled $43 million in 1997, an increase of $35 million compared to 1996. Other DISH Network revenue primarily consists of incremental revenues over advertised subscription rates realized from the Company's 1996 Promotion (as described below), as well as installation revenues. In August 1996, the Company lowered the suggested retail price for a standard EchoStar Receiver System to $199 (as compared to an average retail price in March 1996 of $499), conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package for $300 (the "1996 Promotion"). In 1997, the Company recognized incremental revenues related to the 1996 Promotion of approximately $39 million, an increase of $34 million over 1996. The Company expects incremental revenue related to the 1996 Promotion to decline at an accelerated rate in future periods and to cease during the third quarter of 1998.

         During 1997, DTH equipment sales and integration services totaled $90 million. EchoStar currently has agreements for the sale of digital satellite broadcasting equipment using EchoStar technology to two international DTH service operators. The Company realized revenues of $74 million related to these agreements during 1997. Of this amount, $59 million related to sales of digital set-top boxes and other DTH equipment while $15 million resulted from the provision of integration services (revenue from uplink center design, construction oversight, and other project integration services). DBS accessory sales totaled $10 million during 1997, an $8 million increase compared to 1996.

         While EchoStar continues to actively pursue other distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful. EchoStar's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of the DBS operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues which may be generated from EchoStar's alliances with foreign DTH operators.

         DTH equipment sales and integration services revenue totaled $77 million during 1996. These revenues consisted primarily of sales of EchoStar Receiver Systems and related accessories prior to the August 1996 nationwide rollout of the 1996 Promotion.

         Satellite services revenue totaled $11 million during 1997, an increase of $5 million, or 91%, compared to 1996. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television ("BTV") customers for the broadcast of organizationally specific programming. The increase in satellite services revenue was primarily attributable to an increase in the number of content providers, increased usage by the Company's BTV customers, and an entire year of operation in 1997.

         C-band and other revenue totaled $33 million for 1997, a decrease of $23 million compared to $56 million in 1996. Other revenue principally related to domestic and international sales of C-band products and net domestic C-band programming revenues. This decrease resulted from the world-wide decrease in demand for C-band products and services. Effective January 1, 1998, EchoStar ceased operation of its C-band programming business.

         DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $193 million during 1997, an increase of $151 million as compared to 1996. The increase in DISH Network operating expenses was primarily attributable to operation of the DISH Network during the entirety of 1997 and the increase in the number of DISH Network subscribers. Subscriber-related expenses totaled $144 million in 1997, an increase of $121 million compared to 1996. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 48% of subscription television services revenues, compared to 46% of subscription television services revenues during 1996. Satellite and transmission expenses are comprised primarily of costs associated with the operation of EchoStar's digital broadcast center, contracted satellite TT&C services, and costs of maintaining in-orbit insurance on EchoStar's DBS satellites. Satellite and transmission expenses increased $8 million in 1997 compared to 1996 primarily as a result of the operation of the DISH Network (including EchoStar II) during the entirety of 1997. Customer service center and other operating expenses consist primarily of costs incurred in the operation of the Company's DISH Network customer service center and expenses associated with subscriber equipment installation. Customer service center and other operating expenses totaled $35 million in 1997, an increase of $22 million as compared to 1996. The increase in customer service center and other operating expenses was directly attributable to the operation of the DISH Network during the entirety of 1997, combined with the increase in the number of DISH Network subscribers. The Company expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, the Company expects that such costs as a percentage of DISH Network revenue will decline.

         COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $61 million during 1997, a decrease of $15 million, or 20%, as compared to 1996. During 1997, cost of sales
- DTH equipment and integration services principally represented costs associated with set-top boxes and related components sold to international DTH operators. For 1996, cost of sales - DTH equipment and integration services totaled $76 million and represented costs of EchoStar Receiver Systems sold prior to the August 1996 rollout of the 1996 Promotion.

         COST OF SALES - C-BAND AND OTHER. Cost of sales - C-band and other totaled $24 million during 1997, a decrease of $18 million compared to 1996. This decrease was consistent with the decrease in related revenues and resulted from the world-wide decrease in the demand for C-band products and services.

         MARKETING EXPENSES. Marketing expenses totaled $183 million for 1997, an increase of $130 million as compared to 1996. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies represent the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems. These costs totaled $149 million during 1997, an increase of $113 million over 1996. This increase resulted from the commencement of the 1997 Promotion (as described below) and the increase in the number of EchoStar Receiver Systems sold during 1997. During 1997, EchoStar further reduced the "up-front" costs to consumers by maintaining the suggested retail price for a standard EchoStar Receiver System at $199 and eliminating any related prepaid subscription commitments (the "1997 Promotion"). Advertising and other expenses increased $17 million to $35 million during 1997 as a result of increased marketing activity and operation of the DISH Network during the entirety of 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $66 million for 1997, an increase of $17 million as compared to 1996. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 14% during 1997 as compared to 25% during 1996. EchoStar expects that its G&A expenses as a percent of total revenue may continue to decrease in future periods.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was negative $52 million for 1997, as compared to negative EBITDA of $65 million for 1996. This improvement in EBITDA resulted from the factors affecting revenue and expenses discussed above. The Company believes that EBITDA results will continue to improve in future periods as the number of DISH Network subscribers increases. In the event that new subscriber activations exceed expectations, the Company's EBITDA results may be negatively impacted in the near-term because subscriber acquisition costs are expensed upon shipment of EchoStar Receiver Systems.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for 1997 (including amortization of subscriber acquisition costs of $121 million) aggregated $173 million in 1997, an increase of $129 million, as compared to 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs (increase of $105 million) and depreciation of EchoStar II (placed in service during the fourth quarter of 1996).

         OTHER INCOME AND EXPENSE. Other expense, net totaled $93 million during 1997, an increase of $45 million as compared to 1996. The 1997 increase in other expense resulted primarily from interest expense associated with the 1997 Notes, which were issued in June 1997, and increases in interest expense associated with the Company's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and its 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes") due to higher accreted balances thereon. These increases in interest expense were partially offset by increases in capitalized interest. Capitalized interest (primarily related to satellite construction) totaled $43 million during 1997, compared to $32 million during 1996.

         INCOME TAX BENEFIT. The $55 million decrease in the income tax benefit during 1997 principally resulted from the Company's decision to increase its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of these assets is dependent on the Company generating sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company's net deferred tax assets ($67 million at each of December 31, 1996 and 1997) principally relate to temporary differences for amortization of original issue discount on the 1994 Notes and 1996 Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from the Company's current expectations, its judgment regarding the magnitude of its valuation allowance may change.

IMPACT OF YEAR 2000 ISSUE

         EchoStar has assessed and continues to assess the impact of the Year 2000 Issue on its computer systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Thus, as the century date approaches, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 may cause computer systems to process critical financial and operational information incorrectly.

         EchoStar presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. EchoStar is utilizing both internal and external resources to identify, correct or reprogram, and test all affected systems for Year 2000 compliance. EchoStar has also initiated formal communications with all of its significant suppliers to determine the extent to which EchoStar is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. EchoStar believes its costs to successfully mitigate the Year 2000 Issue will not be material.

         If EchoStar's remediation plan is not successful or is not completed in a timely manner, the Year 2000 Issue could significantly disrupt EchoStar's ability to transact business with its customers and suppliers, and could have a material impact on its operations. In addition, there can be no assurance that the systems of other companies with which EchoStar's systems interact also will be timely converted, or that any such failure to convert by another company would not have an adverse effect on EchoStar's systems.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") which establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas, and major customers. FAS No. 130 and FAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The adoption of FAS No. 130 and FAS No. 131 may require additional disclosure in the Company's financial statements.

INFLATION

         Inflation has not materially affected the Company's operations during the past three years. The Company believes that its ability to increase the prices charged for its products and services in future periods will depend primarily on competitive pressures. The Company does not have any material backlog of its products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

       (1) FINANCIAL STATEMENTS                                            PAGE
                                                                           ----
           Report of Independent Public Accountants......................   F-2
           Consolidated Balance Sheets at December 31, 1996 and 1997.....   F-3
           Consolidated Statements of Operations for the years ended
            December 31, 1995, 1996 and 1997.............................   F-4
           Consolidated Statements of Changes in Stockholder's Equity
            for the years ended December 31, 1995, 1996 and 1997.........   F-5
           Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1996 and 1997.............................   F-6
           Notes to Consolidated Financial Statements....................   F-7

       (2) FINANCIAL STATEMENT SCHEDULES

           None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

       (3)  EXHIBITS

       2.1* Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May 31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and Dish, Ltd. (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993) ("Dish") (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       2.2* Plan and Agreement of Merger made as of December 21, 1995 by and among EchoStar, Direct Broadcasting Satellite Corporation, a Colorado Corporation ("MergerCo") and Direct Broadcasting Satellite Corporation, a Delaware Corporation ("DBSC") (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-03584).

       2.3* Merger Trigger Agreement entered into as of December 21, 1995 by and among EchoStar, MergerCo and DBSC (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-03584).

       3.1(a)* Amended and Restated Articles of Incorporation of EchoStar (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       3.1(b)* Bylaws of EchoStar (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       3.2(a)* Articles of Incorporation of EchoStar Satellite Broadcasting Corporation (formerly EchoStar Bridge Corporation, a Colorado corporation) ("ESBC") (incorporated by reference to Exhibit 3.1(e) to the Registration Statement on Form S-1 of ESBC, Registration No. 333-3980).

       3.2(b)* Bylaws of ESBC (incorporated by reference to Exhibit 3.1(f) to the Registration Statement on Form S-1 of ESBC, Registration No. 333-3980).

       3.3(a)* Amended and Restated Articles of Incorporation of Dish (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       3.3(b)* Bylaws of Dish (incorporated by reference to Exhibit 3.1(b) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       3.4(a)* Articles of Incorporation of EchoStar DBS Corporation, a Colorado corporation ("DBS Corp.") (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

       3.4(b)* Bylaws of DBS Corp. (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

       4.1* Indenture of Trust between Dish and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.2* Warrant Agreement between EchoStar and First Trust, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.3* Security Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.4* Escrow and Disbursement Agreement between Dish and First Trust (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.5* Pledge Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 hereto (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.6* Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

       4.7* Series A Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

       4.8* Registration Rights Agreement by and between EchoStar and Charles W. Ergen (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No.
                  33-91276).

       4.9* Indenture of Trust between ESBC and First Trust, as Trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

       4.10* Security Agreement of ESBC in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 hereto (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

       4.11* Escrow and Disbursement Agreement between ESBC and First Trust (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

       4.12* Pledge Agreement of ESBC in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 hereto (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

       4.13* Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 hereto (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

       4.14* Registration Rights Agreement by and between ESBC, EchoStar, Dish, MergerCo and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1995, Commission File No. 0-26176).

       4.15* Registration Rights Agreement, dated as of June 25, 1997, by and among DBS Corp., EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), EchoStar Satellite Broadcasting Corporation, a Colorado corporation, Dish, Ltd. (formerly EchoStar Communications Corporation, a Nevada corporation formed in December 1993), Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Lehman Brothers Inc. ("Lehman Brothers") (incorporated by reference to Exhibit
                  4.15 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

       4.16* Indenture of Trust, dated as of June 25, 1997, between DBS Corp. and First Trust National Association ("First Trust"), as Trustee (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Registration Statement on Form S-4 of DBS Corp., Registration No. 333-31929).

       4.17* 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock Certificate of Correction for the Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.17 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.18* Registration Rights Agreement, dated as of October 2, 1997, by and among EchoStar, DLJ and Lehman Brothers ((incorporated by reference to Exhibit 4.18 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.19* 6 3/4% Series C Cumulative Convertible Preferred Stock Certificate of Designation of EchoStar (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 of EchoStar, Registration No. 333-39901).

       4.20* Form of Deposit Agreement between EchoStar and American Securities Transfer & Trust, Inc. (incorporated by reference to Exhibit 4.20 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.21(a)* Form of Underwriting Agreement for 6 3/4% Series C Cumulative Convertible Preferred Stock by and between EchoStar, DLJ and Lehman Brothers (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.21(b)* Form of Underwriting Agreement for Class A Common Stock by and between EchoStar, DLJ, BT Alex. Brown Incorporated and Unterberg Harris (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 of EchoStar, Registration No. 333-37683).

       4.22* Form of Indenture for EchoStar's 12 1/8% Senior Exchange Notes due 2004 (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended September 30, 1997, Commission File No. 0-26176).

      10.1(a)* Satellite Construction Contract, dated as of February 6, 1990, between EchoStar Satellite Corporation ("ESC") and Martin Marietta as successor to General Electric EchoStar, Astro-Space Division ("General Electric") (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.1(b)* First Amendment to the Satellite Construction Contract, dated as of October 2, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.1(c)* Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.1(d)* Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.1(e)* Fourth Amendment to the Satellite Construction Contract, dated as of August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e) to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.1(f)* Form of Fifth Amendment to the Satellite Construction Contract, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(f) to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

      10.1(g)* Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(g) to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

      10.1(h)* Eighth Amendment to the Satellite Construction Contract, dated as of July 18, 1996, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(h) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

      10.2* Master Purchase and License Agreement, dated as of August 12, 1986, between Houston Tracker Systems, Inc. ("HTS") and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit
                  10.4 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.3* Master Purchase and License Agreement, dated as of June 18, 1986, between Echosphere Corporation and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.4* Merchandising Financing Agreement, dated as of June 29, 1989, between Echo Acceptance Corporation and Household Retail Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

      10.5* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450)**

      10.6* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish, Registration No.
                  33-76450).

      10.7* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

      10.8*       Dish 1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).**

      10.9* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

      10.10* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to
                  Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).

      10.11* Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

      10.12* Statement of Work, dated January 31, 1995 from ESC to DiviCom, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

      10.13* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and
                  Lockheed-Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

      10.14* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276)**

      10.15(a)*   Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
                  Marietta (incorporated by reference to Exhibit 10.17(a) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

     10.15(b)*    Ninth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
                  Marietta (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4 of EchoStar, Registration
                  No. 333-03584).

     10.15(c)*    Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin
                  Marietta (incorporated by reference to Exhibit 10.17(b) to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

     10.16* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

     10.17* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of EchoStar, Registration No. 333-03584).

     10.18* Right and License Agreement by and among HTS and Asia Broadcasting and Communications Network, Ltd., dated December 19, 1996 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission file No.
                  0-26176).

     10.19* Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit
                  10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

     10.20* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marrieta Corporation (incorporated by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

     10.21* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No.
                  0-26176).

     10.22* Contract for Launch Services, dated April 5, 1996, between Lockheed Martin Commercial Launch Services, Inc. and EchoStar Space Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

     24+          Powers of Attorney authorizing signature of James DeFranco.

     27+          Financial Data Schedule.

     99.1* Consolidated Financial Statements of EchoStar Communications Corporation for the year ended December 31, 1997 (incorporated by reference to EchoStar's Form 10-K for the year ended December 31, 1997).

     99.2* Consolidated Financial Statements of EchoStar Satellite Broadcasting Corporation for the year ended December 31, 1997 (incorporated by reference to ESBC's Form 10-K for the year ended December 31, 1997).

     99.3* Consolidated Financial Statements of Dish, Ltd. for the year ended December 31, 1997 (incorporated by reference to Dish, Ltd.'s Form 10-K for the year ended December 31, 1997)

+        Filed herewith
*        Incorporated by reference.
**       Constitutes a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DBS Corp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ECHOSTAR DBS CORPORATION

                              By:   /s/ STEVEN B. SCHAVER
                                 --------------------------------------
                                    Steven B. Schaver
                                    Chief Financial Officer

Date:  March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                  Title                                  Date
---------                  -----                                  ----
 /s/ CHARLES W. ERGEN      President and Director                 March 27, 1998
-------------------------  (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


 /s/ STEVEN B. SCHAVER     Chief Financial Officer                March 27, 1998
-------------------------  (PRINCIPAL FINANCIAL OFFICER)
Steven B. Schaver


 /s/ JOHN R. HAGER         Treasurer and Controller               March 27, 1998
-------------------------  (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


 *                         Director                               March 27, 1998
-------------------------
James DeFranco


 /s/ DAVID K. MOSKOWITZ    Director                               March 27, 1998
-------------------------
David K. Moskowitz

* By:   /s/ DAVID K. MOSKOWITZ
     -----------------------------
            David K. Moskowitz
            Attorney-in-Fact

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..............................   F-2
   Consolidated Balance Sheets at December 31, 1996 and 1997.............   F-3
   Consolidated Statements of Operations for the years ended
      December 31, 1995, 1996 and 1997...................................   F-4
   Consolidated Statements of Changes in Stockholder's Equity for the
      years ended December 31, 1995, 1996 and 1997.......................   F-5
   Consolidated Statements of Cash Flows for the years ended December 31,
      1995, 1996 and 1997................................................   F-6
   Notes to Consolidated Financial Statements............................   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar DBS Corporation:

         We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation (a Colorado corporation) and subsidiaries, as described in Note 1, as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
February 27, 1998.

                    ECHOSTAR DBS CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                     1996            1997
                                                                                ----------------------------
ASSETS
Current Assets:
   Cash and cash equivalents.................................................   $    38,438      $    62,058
   Marketable investment securities..........................................        18,807            3,906
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $1,494 and $1,347, respectively.........................................        13,483           66,045
   Inventories...............................................................        72,767           22,993
   Subscriber acquisition costs, net.........................................        68,129           18,819
   Other current assets......................................................        19,861            8,654
                                                                                ----------------------------
Total current assets.........................................................       231,485          182,475
Restricted Cash and Marketable Investment Securities:
   1996 Notes escrow.........................................................        47,491                -
   Satellite escrow..........................................................             -           73,233
   Interest escrow...........................................................             -          112,284
   Other.....................................................................        31,450            2,245
                                                                                ----------------------------
Total restricted cash and marketable investment securities...................        78,941          187,762
Property and equipment, net..................................................       528,577          569,271
FCC authorizations, net......................................................        72,500           80,716
Advances to affiliates, net..................................................        68,607          230,227
Deferred tax assets..........................................................        79,663           65,193
Other noncurrent assets......................................................        25,770           35,811
                                                                                ----------------------------
     Total assets............................................................   $ 1,085,543      $ 1,351,455
                                                                                ----------------------------
                                                                                ----------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable....................................................   $    41,228      $    68,491
   Deferred revenue..........................................................       104,095          122,215
   Accrued expenses..........................................................        41,804           97,090
   Current portion of long-term debt.........................................        11,334           14,924
                                                                                ----------------------------
Total current liabilities....................................................       198,461          302,720

Long-term obligations, net of current portion:
   1994 Notes................................................................       437,127          499,863
   1996 Notes................................................................       386,165          438,512
   1997 Notes................................................................             -          375,000
   Mortgages and other notes payable, net of current portion.................        51,428           40,495
   Note payable to ECC.......................................................        12,000                -
   Long-term deferred satellite services revenue and other long-term
    liabilities..............................................................         7,037           19,500
                                                                                ----------------------------
Total long-term obligations, net of current portion..........................       893,757        1,373,370
                                                                                ----------------------------
     Total liabilities.......................................................     1,092,218        1,676,090

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 1,000 shares authorized, issued and
   outstanding...............................................................             -                -
   Additional paid-in capital................................................       108,839          108,839
   Unrealized holding losses on available-for-sale securities, net of
    deferred taxes...........................................................           (12)              (8)
   Accumulated deficit.......................................................      (115,502)        (433,466)
                                                                                ----------------------------
Total stockholder's equity (deficit).........................................        (6,675)        (324,635)
                                                                                ----------------------------
     Total liabilities and stockholder's equity (deficit)....................   $ 1,085,543      $ 1,351,455
                                                                                ----------------------------
                                                                                ----------------------------

          See accompanying Notes to Consolidated Financial Statements.

                          ECHOSTAR DBS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1995            1996           1997
                                                              ------------------------------------------
REVENUE:
   DISH Network:
     Subscription television services......................   $       -       $  49,650      $ 298,883
     Other.................................................           -           8,238         42,925
                                                              ------------------------------------------
   Total DISH Network......................................           -          57,888        341,808
   DTH equipment sales and integration services............      35,816          77,390         90,263
   Satellite services......................................           -           5,822         11,135
   C-band and other........................................     112,704          56,003         32,696
                                                              ------------------------------------------
Total revenue..............................................     148,520         197,103        475,902

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses...........................           -          22,840        143,529
     Customer service center and other.....................           -          12,996         35,078
     Satellite and transmission............................           -           6,573         14,563
                                                              ------------------------------------------
   Total DISH Network operating expenses...................           -          42,409        193,170
   Cost of sales - DTH equipment and integration services..      30,404          75,984         60,918
   Cost of sales - C-band and other........................      84,846          42,345         23,909
   Marketing:
     Subscriber promotion subsidies........................           -          35,239        148,502
     Advertising and other.................................       1,786          17,929         34,843
                                                              ------------------------------------------
   Total marketing expenses................................       1,786          53,168        183,345
   General and administrative..............................      36,376          48,693         66,060
   Amortization of subscriber acquisition costs............           -          16,073        121,428
   Depreciation and amortization...........................       3,114          27,296         51,408
                                                              ------------------------------------------
Total costs and expenses...................................     156,526         305,968        700,238
                                                              ------------------------------------------
Operating loss.............................................      (8,006)       (108,865)      (224,336)

Other Income (Expense):
   Interest income.........................................      12,545          15,111         12,512
   Interest expense, net of amounts capitalized............     (23,985)        (62,430)      (104,543)
   Other...................................................         894            (345)        (1,451)
                                                              ------------------------------------------
Total other income (expense)...............................     (10,546)        (47,664)       (93,482)
                                                              ------------------------------------------
Loss before income taxes...................................     (18,552)       (156,529)      (317,818)
Income tax benefit (provision), net........................       6,191          54,853           (146)
                                                              ------------------------------------------
Net loss...................................................   $ (12,361)      $(101,676)     $(317,964)
                                                              ------------------------------------------
                                                              ------------------------------------------

         See accompanying Notes to Consolidated Financial Statements.


                                              ECHOSTAR DBS CORPORATION
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                      (In thousands, except per share amounts)

                                                                                              ACCUMULATED
                                                                                              DEFICIT AND
                                                                                               UNREALIZED
                                            COMMON STOCK                COMMON    ADDITIONAL    HOLDING
                                         ------------------  PREFERRED   STOCK      PAID-IN      GAINS
                                          SHARES    AMOUNT     STOCK    WARRANTS    CAPITAL     (LOSSES)      TOTAL
                                         ----------------------------------------------------------------------------
                                         (Notes 1
                                          and 2)
Balance, December 31, 1994............    33,544    $ 336     $15,991   $ 26,133   $ 62,197    $    (849)   $ 103,808
   8% Series A Cumulative Preferred
     Stock dividends (at $0.38 per
     share)...........................         -        -         616          -          -         (616)           -
   Exercise of Common Stock Warrants..     2,731       26           -    (25,419)    25,393            -            -
   Common Stock Warrants exchanged for
     ECC Warrants.....................         -        -           -       (714)       714            -            -
   Launch bonuses funded by issuance of
     ECC's Class A Common Stock.......         -        -           -          -      1,192            -        1,192
   Unrealized holding gains on
     available-for-sale securities,
     net..............................         -        -           -          -          -          251          251
   Net loss...........................         -        -           -          -          -      (12,361)     (12,361)
                                         ----------------------------------------------------------------------------
Balance, December 31, 1995............    36,275      362      16,607          -     89,496      (13,575)      92,890
   Issuance of Common Stock (Note 1)..         1        -           -          -          2            -            2
   Reorganization of entities under
     common control (Note 1)..........   (36,275)    (362)    (16,607)         -     16,969            -            -
   Income tax benefit of deduction for
     income tax purposes on exercise of
     Class A Common Stock options.....         -        -           -          -      2,372            -        2,372
   Unrealized holding losses on
     available-for-sale securities,
     net..............................         -        -           -          -          -         (263)        (263)
   Net loss...........................         -        -           -          -          -     (101,676)    (101,676)
                                         ----------------------------------------------------------------------------
Balance, December 31, 1996............         1        -           -          -    108,839     (115,514)      (6,675)
   Unrealized holding gains on
     available-for-sale securities,
     net..............................         -        -           -          -          -            4            4
   Net loss...........................         -        -           -          -          -     (317,964)    (317,964)
                                         ----------------------------------------------------------------------------
Balance, December 31, 1997............         1    $   -    $      -   $      -   $108,839    $(433,474)   $(324,635)
                                         ============================================================================

                   See accompanying Notes to Consolidated Financial Statements.


                                          ECHOSTAR DBS CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                                YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                               1995        1996        1997
                                                                           ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................. $ (12,361)   $(101,676)   $(317,964)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization..........................................     3,114       27,296       51,408
   Amortization of subscriber acquisition costs...........................         -       16,073      121,428
   Deferred income tax benefit............................................    (4,825)     (50,515)        (361)
   Amortization of debt discount and deferred financing costs.............    23,528       61,695       83,221
   Change in reserve for excess and obsolete inventory....................     1,212        2,866       (1,823)
   Change in long-term deferred satellite services revenue and other
   long-term liabilities..................................................         -        5,949       12,056
   Other, net.............................................................       608          536          403
   Changes in current assets and current liabilities:
     Trade accounts receivable, net.......................................    (1,536)      (4,368)     (52,562)
     Inventories..........................................................   (19,654)     (36,864)      51,597
     Subscriber acquisition costs.........................................         -      (84,202)     (72,118)
     Other current assets.................................................   (14,088)      (3,118)      13,366
     Advances to affiliates, net..........................................         -      (63,958)    (134,698)
     Trade accounts payable...............................................     4,111       22,165       27,263
     Deferred revenue.....................................................    (1,009)     103,511       18,120
     Accrued expenses.....................................................      (988)      17,816      59,403
                                                                           ------------------------------------
Net cash flows from operating activities..................................   (21,888)     (86,794)    (141,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities.............................    (3,004)    (138,328)     (36,586)
Sales of marketable investment securities.................................    33,816      119,730       51,513
Purchases of restricted marketable investment securities..................   (15,000)     (21,100)      (1,495)
Funds released from escrow and restricted cash and marketable investment
  securities..............................................................   122,149      235,402      120,215
Offering proceeds and investment earnings placed in escrow................    (9,589)    (193,972)    (227,561)
Purchases of property and equipment.......................................  (113,555)    (183,761)     (78,649)
Payments received on convertible subordinated debentures from SSET........         -        6,445          834
Proceeds from sale of investment in DBSC to ECC...........................     4,210            -            -
Expenditures for FCC authorizations.......................................      (458)     (55,420)           -
Other.....................................................................         -            -       (1,225)
                                                                           ------------------------------------
Net cash flows from investing activities..................................    18,569     (231,004)    (172,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock....................................         -            2            -
Proceeds from (repayment of) note payable to ECC..........................         -       12,000      (12,000)
Net proceeds from issuance of 1996 Notes..................................         -      336,916            -
Net proceeds from issuance of 1997 Notes..................................         -            -      362,500
Repayments of mortgage indebtedness and notes payable.....................      (238)      (6,631)     (12,665)
                                                                           ------------------------------------
Net cash flows from financing activities..................................      (238)     342,287      337,835
                                                                           ------------------------------------

Net increase (decrease) in cash and cash equivalents......................    (3,557)      24,489       23,620
Cash and cash equivalents, beginning of year..............................    17,506       13,949       38,438
                                                                           ====================================
Cash and cash equivalents, end of year.................................... $  13,949    $  38,438    $  62,058
                                                                           ====================================


                   See accompanying Notes to Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

         EchoStar DBS Corporation and subsidiaries ("DBS Corp" or the "Company") is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC," and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. DBS Corp was formed in January 1996 for the initial purpose of participating in a Federal Communications Commission auction. On January 26, 1996, DBS Corp submitted the winning bid of $52.3 million for 24 direct broadcast satellite frequencies at 148(Degree) West Longitude. Funds necessary to complete the purchase of the DBS frequencies and commence construction of the Company's fourth DBS satellite, EchoStar IV, have been advanced to DBS Corp by ECC and EchoStar Satellite Broadcasting Corporation ("ESBC"). In June 1997, DBS Corp consummated an offering of 12 1/2% Senior Secured Notes due 2002. Prior to consummation of the 1997 Notes Offering, ECC contributed all of the outstanding capital stock (the "Contribution") of ESBC to DBS Corp. As a result of the Contribution, ESBC is a wholly-owned subsidiary of DBS Corp. This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as the predecessor of DBS Corp. The accompanying financial statements retroactively reflect the resulting structure and historical results of DBS Corp and its predecessors. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Annual Report on Form 10-K to EchoStar's Annual Report on Form 10-K for the year ended December 31, 1997. Substantially all of EchoStar's operations are conducted by subsidiaries of Dish, Ltd., an indirect, wholly-owned subsidiary of DBS Corp. The operations of EchoStar include three interrelated business units:

           - THE DISH NETWORK - a DBS subscription television service in the United States. As of December 31, 1997, EchoStar had approximately 1,040,000 DISH Network subscribers.

           - TECHNOLOGY - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

           - SATELLITE SERVICES - the turn-key delivery of video, audio and data services to business television customers and other satellite users. These services include satellite uplink services, satellite transponder space usage, and other services.

         Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated orbital spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV," respectively), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the U.S. to provide consumers with a fully viable alternative to cable television service.

                           ECHOSTAR DBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES - CONTINUED

ORGANIZATION AND LEGAL STRUCTURE

         Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd. (together with its subsidiaries, "Dish, Ltd."). In April 1995, ECC was formed to complete an initial public offering (the "IPO") of its Class A Common Stock. Concurrently, Mr. Ergen exchanged all of his then outstanding shares of Class B Common Stock and 8% Series A Cumulative Preferred Stock of Dish, Ltd. for like shares of ECC (the "Exchange"). In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC (the "Merger"). The following table summarizes the organizational structure of EchoStar and its principle subsidiaries as of December 31, 1997:

                                             REFERRED TO
LEGAL ENTITY                                  HEREIN AS            PARENT
------------------------------------------------------------------------------
EchoStar Communications Corporation           ECC               Publicly owned
EchoStar DBS Corporation                      DBS Corp          ECC
EchoStar Satellite Broadcasting Corporation   ESBC              DBS Corp
Dish, Ltd.                                    Dish, Ltd.        ESBC
EchoStar Satellite Corporation                ESC               Dish, Ltd.
Echosphere Corporation                        Echosphere        Dish, Ltd.
Houston Tracker Systems, Inc.                 HTS               Dish, Ltd.
EchoStar International Corporation            EIC               Dish, Ltd.

SIGNIFICANT RISKS AND UNCERTAINTIES

         COMPETITION. The subscription television industry is highly competitive. EchoStar faces competition from companies offering video, audio, data, programming and entertainment services. Many of these competitors have substantially greater financial and marketing resources than EchoStar. EchoStar's ability to effectively compete in the subscription television market will depend on a number of factors, including competitive factors (such as the introduction of new technologies or the entry of additional strong competitors), the level of consumer demand for such services, the availability of EchoStar Receiver Systems, and EchoStar's ability to obtain necessary regulatory changes and approvals.

         DEPENDENCE ON SINGLE RECEIVER MANUFACTURER. During 1997, EchoStar Receiver Systems were manufactured exclusively by SCI Systems, Inc. ("SCI"), a high-volume contract electronics manufacturer. During February 1998, EchoStar executed two separate agreements for the manufacture of digital set-top boxes in accordance with EchoStar's specifications. Phillips Electronics of North America Corporation ("Phillips") and Vtech Communications Ltd. ("Vtech") are expected to begin the manufacture of EchoStar's digital set-top boxes during the second half of 1998. There can be no assurance that either or both of Phillips or Vtech will be able to successfully manufacture and deliver digital set-top boxes during 1998, or at all. EchoStar currently is negotiating with additional brand-name consumer electronics manufacturers to produce receivers for use with the DISH Network. No assurance can be provided regarding the ultimate success of those negotiations. In the event that EchoStar's manufacturers of digital set-top boxes are unable for any reason to produce receivers in a quantity sufficient to meet its requirements, EchoStar's ability to add additional subscribers, or its ability to satisfy delivery obligations for receiver sales to international DTH providers, may be materially impaired and its results of operations would be adversely affected.

         TRANSACTIONS WITH MAJOR CUSTOMERS. During 1997, export sales to two customers, ExpressVu, Inc. and Distribuidora de Television Digital S.A., together accounted for approximately 16% of the Company's total revenue. Complete or partial loss of one or both of these customers could have a material adverse effect on the Company's results of operations.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.   ORGANIZATION AND BUSINESS ACTIVITIES - CONTINUED

         SUBSTANTIAL LEVERAGE. EchoStar is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 1997, EchoStar had outstanding long-term debt (including both the current and long-term portion thereof) totaling approximately $1.4 billion. In addition, EchoStar's long-term debt will increase by at least $266 million through March 2000, as interest on certain of its long-term debt accrues and is not payable in cash. Substantially all of the assets of EchoStar and its subsidiaries are pledged as collateral on its long-term debt. Further, the indentures associated with EchoStar's long-term debt severely restrict its ability to incur additional indebtedness. Thus, it may be difficult for EchoStar and its subsidiaries to obtain additional debt financing if required or desired in order to implement EchoStar's business strategy. Certain of EchoStar's subsidiaries also are parties to other agreements which severely restrict their ability to obtain additional debt financing for working capital, capital expenditures and general corporate purposes.

         EXPECTED OPERATING LOSSES. Due to the substantial expenditures required to develop the EchoStar DBS System and introduce DISH Network service to consumers, the Company has sustained significant losses in recent periods. The Company's operating losses were $8 million, $109 million and $224 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company had net losses of $12 million, $102 million and $318 million during those same periods. Improvement in the Company's results of operations is largely dependent upon the Company's ability to expand its DISH Network subscription base, control subscriber churn (i.e., the rate at which subscribers terminate service), and effectively manage its operating and overhead costs. No assurance can be given that the Company will be effective with regard to these matters. In addition, the Company incurs significant costs to acquire DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber churn. The Company anticipates that it will continue to experience operating losses through at least 1999. There can be no assurance that such operating losses will not continue beyond 1999 or that the Company's operations will generate sufficient cash flows to pay its obligations, including its obligations on its long-term debt, or to pay cash dividends on its common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The financial statements for 1995 present the consolidation of Dish, Ltd. and its subsidiaries through the date of the Exchange and the consolidation of ECC and its subsidiaries, thereafter. The Exchange and Merger was accounted for as a reorganization of entities under common control and the historical cost basis of assets and liabilities was not affected by the transaction. Effective March 1994, the stockholders approved measures necessary to increase the authorized capital stock of Dish, Ltd. to include 200 million shares of Class A Common Stock, 100 million shares of Class B Common Stock, and 20 million shares of Series A Convertible Preferred Stock and determined to split all outstanding shares of common stock on the basis of approximately 4,296 to 1. All significant intercompany accounts and transactions have been eliminated.

         The Company accounts for investments in 50% or less owned entities using the equity method. At December 31, 1996 and 1997, these investments were not material to the Company's consolidated financial statements.

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

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

         The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1995, 1996 and 1997 were not material to the Company's results of operations.

CASH AND CASH EQUIVALENTS

         The Company considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and 1997 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

STATEMENTS OF CASH FLOWS DATA

         The following presents the Company's supplemental cash flow statement disclosure (in thousands):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                    1995          1996          1997
                                                                                ---------------------------------------
Cash paid for interest.......................................................     $   461       $ 3,007       $ 5,660
Cash paid for income taxes...................................................       3,203           383           209
Capitalized interest, including amounts due from affiliates..................      25,763        31,818        43,169
8% Series A Cumulative Preferred Stock dividends.............................         617             -             -
Accrued satellite contract costs.............................................      15,000             -             -
Satellite launch payment for EchoStar II applied to EchoStar I launch........           -        15,000             -
Satellite vendor financing...................................................      32,833        31,167             -
Other notes payable..........................................................           -             -         5,322

MARKETABLE INVESTMENT SECURITIES AND RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

         As of December 31, 1996 and 1997, the Company has classified all marketable investment securities as available-for-sale. Accordingly, these investments are reflected at market value based on quoted market prices. Related unrealized gains and losses are reported as a separate component of stockholder's equity, net of related deferred income taxes. The specific identification method is used to determine cost in computing realized gains and losses. The major components of marketable investment securities as of December 31, 1996 and 1997 are as follows (in thousands):

                                   DECEMBER 31, 1996                               DECEMBER 31, 1997
                       -------------------------------------------   -----------------------------------------------
                                       UNREALIZED                                      UNREALIZED
                         AMORTIZED      HOLDING          MARKET         AMORTIZED       HOLDING           MARKET
                           COST          LOSS            VALUE            COST            GAIN            VALUE
                       -------------------------------------------   -----------------------------------------------
Commercial paper.....     $16,065        $  -           $16,065          $3,898            $ 8           $3,906
Government bonds.....       2,540           -             2,540               -              -                -
Mutual funds.........         219         (17)              202               -              -                -
                       -------------------------------------------   -----------------------------------------------
                          $18,824        $(17)          $18,807          $3,898            $ 8           $3,906
                       -------------------------------------------   -----------------------------------------------
                       -------------------------------------------   -----------------------------------------------

                                      F-10

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying consolidated balance sheets, include cash restricted by the various indentures associated with certain of the Company's debt financing transactions (see Note 4), plus investment earnings thereon. Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the applicable indenture.

         As of December 31, 1996, other restricted cash included a total of $25 million held in two escrow accounts for the benefit of EchoStar Receiver System manufacturers. These deposits were released from their respective escrow accounts during May 1997. In addition, $6 million at December 31, 1996 was restricted by an indenture to satisfy certain covenants pertaining to launch insurance for EchoStar II. This covenant was satisfied during September 1997.

         The major components of Restricted Cash and Marketable Investment Securities are as follows (in thousands):

                                         DECEMBER 31, 1996                             DECEMBER 31, 1997
                            --------------------------------------------  -----------------------------------------
                              AMORTIZED      UNREALIZED      MARKET       AMORTIZED      UNREALIZED        MARKET
                                COST       HOLDING GAIN       VALUE          COST       HOLDING LOSS        VALUE
                            --------------------------------------------  -----------------------------------------
Commercial paper..........     $77,569         $  -         $77,569        $128,743          $ (9)       $128,734
Corporate notes...........           -            -               -          38,093             -          38,093
Government bonds..........         368            -             368          16,706           (11)         16,695
Certificates of deposit...         750            -             750           2,245             -           2,245
Accrued interest..........         254            -             254           1,995             -           1,995
                            --------------------------------------------  -----------------------------------------
                               $78,941         $  -         $78,941        $187,782          $(20)       $187,762
                            --------------------------------------------  -----------------------------------------
                            --------------------------------------------  -----------------------------------------

         Marketable investment securities and restricted cash and marketable investment securities include debt securities of $176 million with contractual maturities of one year or less and $11 million with contractual maturities of between one and five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair values for the Company's 1994 Notes, 1996 Notes, and 1997 Notes (as defined, see Note 4) are based on quoted market prices. The fair values of the Company's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1997 (in thousands):

                                                    BOOK VALUE     FAIR VALUE
                                                    ----------     ----------
    1994 Notes.................................      $499,863       $570,960
    1996 Notes.................................       438,512        488,650
    1997 Notes.................................       375,000        406,875
    Mortgages and other notes payable..........        55,419         54,954

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

         Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are manufactured by outside suppliers to the Company's specifications. Manufactured inventories include materials, labor and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs.

         Inventories consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1996       1997
                                                             -------------------
         DBS receiver components.......................      $15,736     $12,506
         EchoStar Receiver Systems.....................       32,799       7,649
         Consigned DBS receiver components.............       23,525       3,122
         Finished goods - analog DTH equipment.........        4,091       2,116
         Spare parts and other.........................        2,279       1,440
         Reserve for excess and obsolete inventory.....       (5,663)     (3,840)
                                                             -------------------
                                                             $72,767     $22,993
                                                             -------------------
                                                             -------------------

PROPERTY AND EQUIPMENT


         Property and equipment are stated at cost. Cost includes interest capitalized of $25 million, $20 million and $8 million during the years ended December 31, 1995, 1996 and 1997, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

         The Company reviews its long-lived assets and identifiable assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future cash flows related to the asset. For those assets which are to be disposed of, the assets would be impaired to the extent the fair value does not exceed the book value. The Company considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets can be recovered.

FCC AUTHORIZATIONS

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $1 million, $1 million and $8 million during the years ended December 31, 1995, 1996 and 1997, respectively.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ADVANCES TO AFFILIATES

         Advances to affiliates are recorded at cost and represent the net amount of funds advanced to, or received from, unconsolidated affiliates of DBS Corp. Such advances principally have consisted of advances to Direct Broadcasting Satellite Corporation and EchoStar Space Corporation to fund satellite construction and launch expenditures.

REVENUE RECOGNITION

         Revenue from the provision of DISH Network subscription television services and satellite services is recognized as revenue in the period such services are provided. Revenue from sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Revenue from the provision of integration services is recognized as revenue in the period the services are performed.

SUBSCRIBER PROMOTION SUBSIDIES AND SUBSCRIBER ACQUISITION COSTS

         During 1996, in order to stimulate subscriber growth, EchoStar made a strategic decision to reduce the price charged to consumers for EchoStar Receiver Systems. Accordingly, beginning in August 1996, EchoStar began selling its EchoStar Receiver Systems below its manufactured cost (the "1996 Promotion"). The 1996 Promotion lowered the suggested retail price charged by independent retailers for a standard EchoStar Receiver System to $199 (as compared to the original average retail price prior to August 1996 of approximately $499), conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package for approximately $300. The excess of EchoStar's aggregate costs (equipment, programming and other) over proceeds received pursuant to the 1996 Promotion was expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs were deferred ("subscriber acquisition costs") and amortized over the term of the prepaid subscription (normally one year). Excluding expected incremental subscriber revenues, such as from premium and Pay-Per-View services, this accounting treatment results in revenue recognition over the initial prepaid period of service equal to the sum of programming costs (which are recognized as service is provided) and amortization of subscriber acquisition costs. During the period from August 1996 through May 1997, substantially all new subscriber activations resulted from the 1996 Promotion.

         The caption "DISH Network - Subscription Television Services" in the accompanying statements of operations includes revenues from the 1996 Promotion equal to the advertised subscription rates for related DISH Network services. Incremental revenues realized from the 1996 Promotion are included in the caption "DISH Network - Other" and amounted to approximately $5 million during 1996 and $39 million during 1997.

         During June 1997, EchoStar introduced the "1997 Promotion." The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the extended subscription commitment. Net transaction costs associated with the 1997 Promotion are expensed as incurred (reported as a component of subscriber promotion subsidies) in the accompanying statements of operations. While some sales continue to be made under the terms of the 1996 Promotion, the majority of new subscriber activations have resulted from the 1997 Promotion since its introduction. As a result, beginning in October 1997, net transaction costs resulting from the sale of EchoStar Receiver Systems pursuant to the 1996 Promotion also are expensed as incurred. Consequently, no additional subscriber acquisition costs will be deferred. The unamortized balance of such costs ($19 million at December 31, 1997) is expected to be fully amortized by September 1998.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DEFERRED DEBT ISSUANCE COSTS AND DEBT DISCOUNT

         Costs of completing the 1994 Notes Offering, the 1996 Notes Offering and the 1997 Notes Offering (as defined, see Note 4) were deferred and are being amortized to interest expense over their respective terms. The original issue discounts related to the 1994 Notes and the 1996 Notes are being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the 1994 Notes and the 1996 Notes.

DEFERRED REVENUE

         Deferred revenue principally consists of prepayments received from subscribers for DISH Network programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber.

LONG-TERM DEFERRED SATELLITE SERVICES REVENUE

         Long-term deferred satellite services revenue consists of advance payments from certain content providers for carriage of their signal on the DISH Network. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                             DECEMBER 31,
                                          -----------------
                                            1996      1997
                                          -----------------
           Accrued expenses.............. $10,866   $34,940
           Accrued interest..............   1,108    24,385
           Accrued programming...........   9,463    20,018
           Accrued royalties.............   7,693    17,747
           Deferred tax liabilities......  12,674         -
                                          -----------------
                                          $41,804   $97,090
                                          -----------------
                                          -----------------

ADVERTISING COSTS

         Advertising costs, exclusive of subscriber promotion subsidies, are expensed as incurred and totaled $2 million, $18 million and $35 million for the years ended December 31, 1995, 1996 and 1997, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") which establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas, and major customers. FAS No. 130 and FAS No. 131 are effective for financial statements for periods beginning after December 15, 1997. The adoption of FAS No. 130 and FAS No. 131 may require additional disclosure in the Company's financial statements.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECLASSIFICATIONS

         Certain amounts from the prior years consolidated financial statements have been reclassified to conform with the 1997 presentation.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                 LIFE       -------------------
                                                              (IN YEARS)      1996       1997
                                                             ------------   -------------------
          EchoStar I.......................................         12      $201,607   $201,607
          EchoStar II......................................         12       228,694    228,694
          Furniture, fixtures and equipment................       2-12        72,932     92,170
          Buildings and improvements.......................       7-40        21,649     22,114
          Tooling and other................................          2         3,253      4,336
          Land.............................................          -         1,613      1,636
          Vehicles.........................................          7         1,323      1,320
          Construction in progress.........................          -        32,725    103,177
                                                                            -------------------
              Total property and equipment.................                  563,796    655,054
          Accumulated depreciation.........................                  (35,219)   (85,783)
                                                                            -------------------
              Property and equipment, net..................                 $528,577   $569,271
                                                                            -------------------
                                                                            -------------------

         Construction in progress consists of the following (in thousands):

                                                                                DECEMBER 31,
                                                                            -------------------
                                                                              1996       1997
                                                                            -------------------

          Progress amounts for satellite construction and
             capitalized interest for EchoStar IV.........................  $ 28,487   $ 63,924

          Other...........................................................     4,238     39,253
                                                                            -------------------
                                                                            $ 32,725   $103,177
                                                                            -------------------
                                                                            -------------------

4.   LONG-TERM DEBT

1994 NOTES

         In June 1994, Dish, Ltd. completed an offering of 12 7/8% Senior Secured Discount Notes due June 1, 2004 (the "1994 Notes") and Common Stock Warrants (the "Warrants") (collectively, the "1994 Notes Offering"). The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of $323 million (including amounts attributable to the issuance of the Warrants and after payment of underwriting discounts and other issuance costs aggregating approximately $13 million).

         The 1994 Notes bear interest at a rate of 12 7/8% computed on a semi-annual bond equivalent basis. Interest on the 1994 Notes will not be payable in cash prior to June 1, 1999, with the 1994 Notes accreting to a principal value at stated maturity of $624 million by that date. Commencing December 1, 1999, interest on the 1994 Notes will be payable in cash on December 1 and June 1 of each year.

                            ECHOSTAR DBS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   LONG-TERM DEBT - CONTINUED

         The 1994 Notes rank senior in right of payment to all subordinated indebtedness of Dish, Ltd. and PARI PASSU in right of payment with all other senior indebtedness of Dish, Ltd. The 1994 Notes are secured by liens on certain assets of Dish, Ltd., including EchoStar I, EchoStar II and all other components of the EchoStar DBS System owned by Dish, Ltd. and its subsidiaries. The 1994 Notes are further guaranteed by each material, direct subsidiary of Dish, Ltd. (see Note 10). Although the 1994 Notes are titled "Senior," Dish, Ltd. has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the 1994 Notes would be senior. The 1996 Notes and the 1997 Notes are effectively subordinated to the 1994 Notes and all other liabilities of Dish, Ltd. and its subsidiaries. Furthermore, at December 31, 1997, the 1994 Notes were effectively subordinated to approximately $9 million of mortgage indebtedness with respect to certain assets of Dish, Ltd.'s subsidiaries, not including the EchoStar DBS System, and rank PARI PASSU with the security interest of approximately $30 million of satellite vendor financing.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 1994 Notes are not redeemable at Dish, Ltd.'s option prior to June 1, 1999. Thereafter, the 1994 Notes will be subject to redemption, at the option of Dish, Ltd., in whole or in part, at redemption prices ranging from 104.828% during the year commencing June 1, 1999, to 100% of principal value at stated maturity on or after June 1, 2002, together with accrued and unpaid interest thereon to the redemption date. On each of June 1, 2002, and June 1, 2003, Dish, Ltd. will be required to redeem 25% of the original aggregate principal amount of 1994 Notes at a redemption price equal to 100% of principal value at stated maturity thereof, together with accrued and unpaid interest thereon to the redemption date. The remaining principal of the 1994 Notes matures on June 1, 2004.

         In the event of a change of control and upon the occurrence of certain other events, as described in the indenture related to the 1994 Notes (the "1994 Notes Indenture"), Dish, Ltd. will be required to make an offer to each holder of 1994 Notes to repurchase all or any part of such holder's 1994 Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to June 1, 1999, or 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after June 1, 1999.

         The 1994 Notes Indenture contains restrictive covenants that, among other things, impose limitations on Dish, Ltd. and its subsidiaries with respect to their ability to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to Dish, Ltd.'s subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and
(viii) enter into transactions with affiliates. In addition, Dish, Ltd., may pay dividends on its equity securities only if (1) no default is continuing under the 1994 Notes Indenture; and (2) after giving effect to such dividend, Dish, Ltd.'s ratio of total indebtedness to cash flow (calculated in accordance with the 1994 Notes Indenture) would not exceed 4.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of 50% of Dish, Ltd.'s consolidated net income (calculated in accordance with the 1994 Notes Indenture) from April 1, 1994, plus 100% of the aggregate net proceeds to Dish, Ltd. from the issuance and sale of certain equity interests of Dish, Ltd. (including common stock).

1996 NOTES

         In March 1996, ESBC, an indirect wholly-owned subsidiary of ECC, completed an offering (the "1996 Notes Offering") of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"). The 1996 Notes Offering resulted in net proceeds to ESBC of approximately $337 million (after payment of underwriting discounts and other issuance costs aggregating approximately $13 million). The 1996 Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the 1996 Notes will not be payable in cash prior to March 15, 2000, with the 1996 Notes accreting to a principal amount at stated maturity of $580 million by that date. Commencing September 15, 2000, interest on the 1996 Notes will be payable in cash on September 15 and March 15 of each year. The 1996 Notes mature on March 15, 2004.

                            ECHOSTAR DBS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   LONG-TERM DEBT - CONTINUED

         The 1996 Notes rank PARI PASSU in right of payment with all senior indebtedness of ESBC. The 1996 Notes are guaranteed on a subordinated basis by ECC, and are secured by liens on certain assets of ESBC, ECC and certain of ECC's subsidiaries, including all of the outstanding capital stock of Dish, Ltd., which currently owns substantially all of ECC's operating subsidiaries. Although the 1996 Notes are titled "Senior:" (i) ESBC has not issued, and does not have any current arrangements to issue, any significant indebtedness to which the 1996 Notes would be senior; and (ii) the 1996 Notes are effectively subordinated to all liabilities of ECC (except liabilities to general creditors) and its other subsidiaries (except liabilities of ESBC), including liabilities to general creditors. As of December 31, 1997, EchoStar's liabilities, exclusive of the 1996 Notes and the 1997 Notes, aggregated approximately $882 million. Further, net cash flows generated by the assets and operations of ESBC's subsidiaries will be available to satisfy the obligations of the 1996 Notes only to the extent of allowable dividend payments by Dish, Ltd. under the 1994 Notes Indenture.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 1996 Notes are not redeemable at ESBC's option prior to March 15, 2000. Thereafter, the 1996 Notes will be subject to redemption, at the option of ESBC, in whole or in part, at redemption prices ranging from 106.5625% during the year commencing March 15, 2000, to 100% on or after March 15, 2003 of principal amount at stated maturity, together with accrued and unpaid interest thereon to the redemption date. The entire principal balance of the 1996 Notes will mature on March 15, 2004.

         The indenture related to the 1996 Notes (the "1996 Notes Indenture") contains restrictive covenants that, among other things, impose limitations on ESBC with respect to its ability to: (i) incur additional indebtedness;
(ii) issue preferred stock; (iii) sell assets and apply the proceeds thereof;
(iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to ESBC's subsidiaries; (vi) merge, consolidate or sell substantially all of its assets; and (vii) enter into transactions with affiliates. The 1996 Notes Indenture permits ESBC to pay dividends and make other distributions to DBS Corp without restrictions.

         In the event of a change of control, as described in the 1996 Notes Indenture, ESBC will be required to make an offer to each holder of 1996 Notes to repurchase all of such holder's 1996 Notes at a purchase price equal to 101% of the accreted value thereof on the date of purchase, if prior to March 15, 2000, or 101% of the aggregate principal amount at stated maturity thereof, together with accrued and unpaid interest thereon to the date of purchase, if on or after March 15, 2000.

1997 NOTES

         In June 1997, DBS Corp, a wholly-owned subsidiary of ECC, consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $363 million (after payment of underwriting discounts and other issuance costs aggregating approximately $12 million). Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109 million of the net proceeds of the 1997 Notes Offering were placed in the Interest Escrow to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112 million of the net proceeds of the 1997 Notes Offering were placed in the Satellite Escrow to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes mature on July 1, 2002.

         The 1997 Notes rank PARI PASSU in right of payment with all senior indebtedness of DBS Corp. The 1997 Notes are guaranteed on a subordinated basis by ECC (the "EchoStar Guarantee") and, contingent upon the occurrence of certain events, will be guaranteed by ESBC, Dish, Ltd., and certain other subsidiaries of DBS Corp and ECC. The 1997 Notes are secured by liens on the capital stock of DBS Corp, EchoStar IV, and certain other assets of DBS Corp. Although the 1997 Notes are titled "Senior:" (i) DBS Corp has not issued, and does not have any plans to issue, any indebtedness to which the 1997 Notes would be senior; and (ii) the 1997 Notes are effectively subordinated to all liabilities of DBS Corp's subsidiaries, including the 1994 Notes, the 1996 Notes, and liabilities to general creditors

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   LONG-TERM DEBT - CONTINUED

(except to the extent that any subsidiary of DBS Corp may guarantee the 1997 Notes) and the EchoStar Guarantee is subordinated to all liabilities of ECC (except liabilities to general creditors). As of December 31, 1997, EchoStar's liabilities, exclusive of the 1997 Notes, aggregated approximately $1.3 billion.

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

         The indenture related to the 1997 Notes (the "1997 Notes Indenture") and the Certificate of Designation related to ECC's 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock (the "Series B Preferred Stock") contain restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) apply the proceeds of certain asset sales; (iv) create, incur or assume liens; (v) create dividend and other payment restrictions with respect to DBS Corp's subsidiaries; (vi) merge, consolidate or sell assets; (vii) incur subordinated or junior debt; and (viii) enter into transactions with affiliates. In addition, DBS Corp may pay dividends on its equity securities only if: (1) no default shall have occurred or is continuing under the 1997 Notes Indenture; and (2) after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the 1997 Notes Indenture) would not exceed 6.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the 1997 Notes Indenture) minus 150% of consolidated interest expense of DBS Corp (calculated in accordance with the 1997 Notes Indenture), in each case from July 1, 1997 plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of certain equity interests of DBS Corp or EchoStar.

         In the event of a change of control, as defined in the 1997 Notes Indenture, DBS Corp will be required to make an offer to repurchase all of the 1997 Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

MORTGAGES AND OTHER NOTES PAYABLE

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                            ----------------------------
                                                                               1996            1997
                                                                            ----------------------------
8.25% note payable for satellite vendor financing for EchoStar I due in equal
  installments of $722, including interest, through February 2001.........    $ 30,463         $ 24,073
8.25% note payable for satellite vendor financing for EchoStar II due in equal monthly installments of $562, including interest, through
  November 2001...........................................................      27,161           22,489
Mortgages and other unsecured notes payable due in installments through
  April 2009 with interest rates ranging from 8% to 10.5%.................       5,138            8,857
                                                                            ----------------------------
Total.....................................................................      62,762           55,419
Less current portion......................................................     (11,334)         (14,924)
                                                                            ----------------------------
Mortgages and other notes payable, net of current portion.................    $ 51,428         $ 40,495
                                                                            ----------------------------
                                                                            ----------------------------

         In addition to the above mortgages and other notes payable, as of December 31 1996, DBS Corp had a $12 million demand note payable to ECC. This note payable was repaid in full during October 1997.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   LONG-TERM DEBT - CONTINUED

         Future maturities of amounts outstanding under the Company's long-term debt facilities as of December 31, 1997 are summarized as follows (in thousands):

                                                                       MORTGAGES
                                                                       AND OTHER
                                 1994         1996          1997         NOTES
                                 NOTES        NOTES        NOTES        PAYABLE          TOTAL
                              ---------------------------------------------------------------------
YEAR ENDING DECEMBER 31,
   1998......................  $      -    $       -     $      -        $14,924     $    14,924
   1999......................         -            -            -         15,101          15,101
   2000......................         -            -            -         14,908          14,908
   2001......................         -            -            -          7,691           7,691
   2002......................   156,000            -      375,000            356         531,356
   Thereafter................   468,000      580,000            -          2,439       1,050,439
   Unamortized discount......  (124,137)    (141,488)           -              -        (265,625)
                              ---------------------------------------------------------------------
Total........................  $499,863    $ 438,512     $375,000        $55,419     $ 1,368,794
                              ---------------------------------------------------------------------
                              ---------------------------------------------------------------------

SATELLITE VENDOR FINANCING

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments deferred until after the respective satellites are in orbit (satellite vendor financing). The Company utilized $36 million and $28 million of satellite vendor financing for EchoStar I and EchoStar II, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of Dish, Ltd. and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The Company also expects to use $13 million of satellite vendor financing, at a rate of 8.25%, for EchoStar IV. The EchoStar IV satellite vendor financing will be due over a period of five years and will be secured by an ECC corporate guarantee.

5.       INCOME TAXES

         The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                                                         YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1995            1996             1997
                                                               ---------------------------------------------
           Current (provision) benefit:
             Federal........................................     $ 1,711        $  4,596         $    (361)
             State..........................................         (44)            (49)               (9)
             Foreign........................................        (301)           (209)             (137)
                                                               ---------------------------------------------
                                                                   1,366           4,338              (507)
           Deferred benefit:
             Federal........................................       4,440          48,043           106,687
             State..........................................         385           2,472             7,991
             Increase in valuation allowance................           -               -          (114,317)
                                                               ---------------------------------------------
                                                                   4,825          50,515               361
                                                               ---------------------------------------------
                Total benefit (provision)...................     $ 6,191        $ 54,853         $    (146)
                                                               ---------------------------------------------
                                                               ---------------------------------------------

         As of December 31, 1997, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $329 million. The NOLs expire beginning in the year 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. FAS No. 109, "Accounting for Income Taxes," requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.   INCOME TAXES - CONTINUED

tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

         In 1997, the Company increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. The Company continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely that not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of the Company's provision for income taxes.

         The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                               1996            1997
                                                                           --------------------------
     Current deferred tax assets:
       Accrued royalties...............................................    $    3,029      $    6,506
       Inventory reserves and cost methods.............................         1,811           1,180
       Accrued expenses................................................         1,414           6,391
       Allowance for doubtful accounts.................................           674             517
       Reserve for warranty costs......................................           284             270
       Unrealized holding loss on marketable investment securities.....             -               4
       Other...........................................................            57               -
                                                                           --------------------------
     Total current deferred tax assets.................................         7,269          14,868

     Current deferred tax liabilities:
       Subscriber acquisition costs and other..........................       (19,943)         (6,846)
                                                                           --------------------------
     Total current deferred tax liabilities............................       (19,943)         (6,846)
                                                                           --------------------------
     Gross current deferred tax assets (liabilities)...................       (12,674)          8,022
     Valuation allowance...............................................             -          (5,865)
                                                                           --------------------------
     Net current deferred tax assets (liabilities).....................       (12,674)          2,157

     Noncurrent deferred tax assets:
       General business and foreign tax credits........................             -           2,224
       Net operating loss carryforwards................................        77,910         120,513
       Amortization  of original  issue  discount on 1994 Notes and 1996       34,912          60,831
     Notes
       Other...........................................................         3,451           7,571
                                                                           --------------------------
     Total noncurrent deferred tax assets..............................       116,273         191,139
     Noncurrent deferred tax liabilities:
       Capitalized costs deducted for tax..............................       (17,683)              -
       Depreciation....................................................       (18,927)        (17,264)
       Other...........................................................             -            (230)
                                                                           --------------------------
     Total noncurrent deferred tax liabilities.........................       (36,610)        (17,494)
                                                                           --------------------------
     Gross deferred tax assets.........................................        79,663         173,645
                                                                           --------------------------
     Valuation allowance...............................................             -        (108,452)
                                                                           --------------------------
     Net noncurrent deferred tax assets................................        79,663          65,193
                                                                           --------------------------
     Net deferred tax assets...........................................     $  66,989      $   67,350
                                                                           --------------------------
                                                                           --------------------------

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.   INCOME TAXES - CONTINUED

         The actual tax benefit (provision) for 1995, 1996 and 1997 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1995         1996           1997
                                                 ---------------------------------------
Statutory rate..................................     35.0%         35.0%          35.0%
State income taxes, net of Federal benefit......      1.2           1.8            1.6
Tax exempt interest income......................      0.1            -              -
Research and development and foreign
  tax credits...................................      0.2            -             0.7
Non-deductible interest expense.................     (1.7)         (1.4)          (0.5)
Other...........................................     (1.4)         (0.4)          (0.8)
Increase in valuation allowance.................        -            -           (36.0)
                                                 ---------------------------------------
Total benefit from income taxes.................     33.4%         35.0%             -%
                                                 ---------------------------------------
                                                 ---------------------------------------

6.   STOCK COMPENSATION PLANS

STOCK INCENTIVE PLAN

         In April 1994, EchoStar adopted a stock incentive plan (the "Stock Incentive Plan") to provide incentive to attract and retain officers, directors and key employees. EchoStar has reserved up to 10 million shares of its Class A Common Stock for granting awards under the Stock Incentive Plan. All stock options granted through December 31, 1997 have included exercise prices not less than the fair market value of EchoStar's Class A Common Stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                            1995                        1996                         1997
                                   ------------------------    ------------------------    -------------------------
                                                WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                                AVERAGE                     AVERAGE                      AVERAGE
                                                EXERCISE                    EXERCISE                     EXERCISE
                                     OPTIONS      PRICE           OPTIONS     PRICE           OPTIONS      PRICE
                                   ------------------------    ------------------------    -------------------------
Options outstanding, beginning
   of year.....................       744,872       $ 9.33      1,117,133       $12.23      1,025,273       $14.27
Granted........................       419,772        17.13        138,790        27.02        779,550        17.05
Repriced.......................             -           -               -           -         255,794        17.00
Exercised......................        (4,284)        9.33       (103,766)       10.24        (98,158)        9.64
Forfeited......................       (43,227)       10.55       (126,884)       13.27       (437,892)       19.46
                                   ------------------------    ------------------------    -------------------------
Options outstanding, end of
  year.........................     1,117,133       $12.23      1,025,273       $14.27      1,524,567       $14.99
                                   ------------------------    ------------------------    -------------------------
                                   ------------------------    ------------------------    -------------------------
Exercisable at end of year.....       142,474       $ 9.33        258,368       $11.31        347,009       $12.15
                                   ------------------------    ------------------------    -------------------------
                                   ------------------------    ------------------------    -------------------------

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   STOCK COMPENSATION PLANS - CONTINUED

         Exercise prices for options outstanding as of December 31, 1997 are as follows:

                                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     ----------------------------------------------------------------------------------------------
                         NUMBER            WEIGHTED-                               NUMBER
                      OUTSTANDING           AVERAGE                              EXERCISABLE
                          AS OF            REMAINING           WEIGHTED-            AS OF             WEIGHTED-
     RANGE OF         DECEMBER 31,        CONTRACTUAL           AVERAGE          DECEMBER 31,          AVERAGE
  EXERCISE PRICES         1997                LIFE          EXERCISE PRICE           1997          EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
 $ 9.333 - $11.870        429,644               4.60             $  9.53              226,771          $  9.48
  17.000 -  17.000      1,053,683               7.11               17.00              117,990            17.00
  18.290 -  26.688         41,240               4.79               20.58                2,248            26.69
-------------------------------------------------------------------------------------------------------------------
 $  9.333 - $26.688     1,524,567               6.34              $14.99              347,009           $12.15
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

         On July 1, 1997, the Board of Directors approved a repricing of substantially all outstanding options with an exercise price greater than $17.00 per share of Class A Common Stock to $17.00 per share. The Board of Directors would not typically consider reducing the exercise price of previously granted options. However, these options were repriced due to the occurrence of certain events beyond the reasonable control of the employees of EchoStar which significantly reduced the incentive these options were intended to create. The fair market value of the Class A Common Stock was $15.25 on the date of the repricing. Options to purchase approximately 256,000 shares of Class A Common Stock were affected by this repricing.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of EchoStar's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In October 1995, the FASB issued FAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected to not adopt FAS No. 123 for expense recognition purposes.

         Pro forma information regarding net income is required by FAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                     1995            1996            1997
                                                  --------------------------------------------
     Risk-free interest rate.....................       6.12%           6.80%           6.09%
     Volatility factor...........................         62%             62%             68%
     Dividend yield..............................       0.00%           0.00%           0.00%
     Expected term of options....................    6 years         6 years         6 years
     Weighted-average fair value of options
        granted..................................    $  9.86         $ 16.96         $ 10.38

                                       F-22

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   STOCK COMPENSATION PLANS - CONTINUED

         The Company's pro forma net loss was $13 million, $103 million and $320 million for the years ended December 31, 1995, 1996 and 1997, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based compensation awards.

7.   EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

         During 1997, the Board of Directors and shareholders of ECC approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 100,000 shares of ECC's Class A Common Stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of ECC's Class A Common Stock on the last business day of each calendar quarter in which such shares of ECC's Class A Common Stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During the fourth quarter of 1997, employees of the Company purchased 4,430 shares of ECC's
Class A Common Stock through the ESPP.

401(k) EMPLOYEE SAVINGS PLAN

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. The Company's cash contributions to the 401(k) Plan totaled $177,000, $226,000 and $329,000 during 1995, 1996 and
1997, respectively. Additionally, the Company contributed 55,000 shares of EchoStar's Class A Common Stock in 1995 and 1996, (fair value of $1 million and $935,000, respectively) to the 401(k) Plan as discretionary contributions. During 1998, the Company expects to contribute 80,000 shares of EchoStar's Class A Common Stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.   C-BAND AND OTHER REVENUE

         Effective January 1, 1998, the Company ceased operation of its C-band programming business. Consequently, the net result of the Company's C-band programming business is reported as "C-band and other revenue" in the accompanying statements of operations. C-band and other revenue consists of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                1995              1996                1997
                                           -----------------------------------------------------
       C-band equipment sales and other..   $ 110,992           $ 54,592            $ 32,308
       C-band programming sales..........      15,232             11,921               7,100
       C-band programming - cost of sales     (13,520)           (10,510)             (6,712)
                                           -----------------------------------------------------
          C-band and other revenue, net..   $ 112,704           $ 56,003            $ 32,696
                                           -----------------------------------------------------
                                           -----------------------------------------------------

9.   OTHER COMMITMENTS AND CONTINGENCIES

         EchoStar has contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV from the Baikonur Cosmodrome in the Republic of Kazakhstan, a territory of the former Soviet Union, utilizing a Proton launch vehicle (the "LKE Contract"). The launch is currently expected to occur in the Spring of 1998. Either party may request a delay in the launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. During 1998, the Company expects to expend approximately $68 million in connection with the construction launch and insurance of EchoStar IV. These expenditures will be funded from the Satellite Escrow.

         EchoStar has filed applications with the Federal Communications Commission ("FCC") for authorization to construct, launch and operate a two satellite FSS (fixed satellite service) Ku-band system and a two satellite FSS Ka-band satellite system. No assurance can be given that EchoStar's applications will be approved by the FCC or that, if approved, EchoStar will be able to successfully develop the FSS Ku-band or the Ka-band systems. EchoStar believes that establishment of the FSS Ku-band system or the FSS Ka-band system would enhance its competitive position in the DTH industry. In the event EchoStar's FSS Ku-band or Ka-band system applications are approved by the FCC, additional debt or equity financing would be required. No assurance can be given that such financing will be available, or that it will be available on terms acceptable to EchoStar.

PURCHASE COMMITMENTS

         As of December 31, 1997, the Company's purchase commitments totaled approximately $87 million. The majority of these commitments relate to EchoStar Receiver Systems and related components. All of the purchases related to these commitments are expected to be made during 1998. The Company expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

OTHER RISKS AND CONTINGENCIES

         During February 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110(Degree) West Longitude purchased by MCI Communications Corporation for over $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.   OTHER COMMITMENTS AND CONTINGENCIES - CONTINUED

         In May 1997, EchoStar filed a Complaint requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. EchoStar also filed a First Amended Complaint significantly expanding the scope of the litigation, to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

         In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting, L.L.C., assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to vigorously defend against the counterclaims. Discovery commenced on July 3, 1997 and depositions are currently being taken. The case has been set for trial commencing November 1998, but that date could be postponed.

         While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS

         The following pages present the consolidating financial information for EchoStar and its subsidiaries as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997. See Note 4 for a more complete description of the subsidiary guarantors of each of the 1997 Notes, the 1996 Notes and the 1994 Notes. Because the formations of EchoStar (incorporated in 1995), DBS Corp (incorporated in 1996), and ESBC (incorporated in 1996) were all accounted for as reorganizations of entities under common control, the consolidated statements of operations and cash flows of Dish, Ltd. for the year ended December 31, 1995 also represent the consolidated statements of operations and cash flows of EchoStar, DBS Corp and ESBC. Consolidating financial information is presented for the following entities:

          Consolidated Dish, Ltd. (referred to as "Dish")
          ESBC Parent Company Only (referred to as "ESBC - PC")
          Consolidating and eliminating adjustments (referred to as "C&E") Consolidated ESBC (referred to as "ESBC")
          DBS Corp Parent Company Only (referred to as "DBS Corp - PC") Consolidated DBS Corp (referred to as "DBS Corp")
          ECC Parent Company Only (referred to as "ECC - PC")
          Other direct wholly-owned subs of ECC (referred to as "Other") Consolidated ECC (referred to as "ECC")

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED

CONSOLIDATING BALANCE SHEETS - AS OF DECEMBER 31, 1996 (IN MILLIONS)

                                                                      DBS
                                                ESBC-                 Corp-           DBS     ECC-
                                        DISH     PC    C&E    ESBC    PC       C&E    Corp    PC     Other   C&E    ECC
                                       ----------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents.........   $ 25   $  14   $  -   $   39    $ -    $  -   $   39   $  -  $  -   $  -   $   39
   Marketable investment securities..      -      19      -       19      -       -       19      -     -      -       19
   Trade accounts receivable, net....     14       -      -       14      -       -       14      -     -      -       14
   Inventories.......................     73       -      -       73      -       -       73      -     -      -       73
   Subscriber acquisition costs, net.     68       -      -       68      -       -       68      -     -      -       68
   Other current assets..............     19       -      -       19      -       -       19      1     3      -       23
                                       ----------------------------------------------------------------------------------
Total current assets.................    199      33      -      232      -       -      232      1     3      -      236

Investment in subsidiary.............      -       3     (3)       -      -       -        -      -     -      -        -
Advances to affiliates, net..........      -     280   (135)     145      -    ( 76)      69      -     -    (69)       -
Restricted cash and marketable
   investment securities.............     32      47      -       79      -       -       79      -     -      -       79
Property and equipment, net..........    500       -      -      500     29       -      529      -    62      -      591
FCC authorizations, net..............     12       -      -       12     60       -       72      -     -      -       72
Other noncurrent assets..............     88      17      -      105      -       -      105     70     1    (13)     163
                                       ----------------------------------------------------------------------------------
     Total assets....................   $831    $380   $(138) $1,073   $ 89    $(76)  $1,086   $ 71  $ 66   $(82)  $1,141
                                       ----------------------------------------------------------------------------------
                                       ----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities:
   Trade accounts payable............   $ 41    $  -   $  -    $  41   $  -    $  -   $   41    $ -  $  1   $ (1)    $ 41
   Deferred revenue..................    104       -      -      104      -       -      104      -     -      -      104
   Accrued expenses..................     41       -      -       41      2       -       43      1     -     (2)      42
   Advances from affiliates, net.....    135       -   (135)       -     76     (76)       -      2    64    (66)       -
   Current portion of long-term debt.     11       -      -       11      -       -       11      -     -      -       11
                                       ----------------------------------------------------------------------------------
Total current liabilities............    332       -   (135)     197     78     (76)     199      3    65    (69)     198
Long-term obligations, net of
  current portion:
   Investment in subsidiaries........      -       -      -        -      6      (6)       -      7     -     (7)       -
   1994 Notes........................    437       -      -      437      -       -      437      -     -      -      437
   1996 Notes........................      -     386      -      386      -       -      386      -     -      -      386
   Mortgages and other notes payable,
     net of current portion..........     52       -      -       52     12       -       64      -     -    (12)      52
   Long-term deferred satellite
     services revenue and other
     long-term liabilities...........      7       -      -        7      -       -        7      -     -      -        7
                                       ----------------------------------------------------------------------------------
Total long-term liabilities..........    496     386      -      882     18    (  6)     894      7     -    (19)     882
                                       ----------------------------------------------------------------------------------
     Total liabilities...............    828     386   (135)   1,079     96     (82)   1,093     10    65    (88)   1,080
Stockholders' equity (deficit).......      3      (6)    (3)      (6)    (7)      6       (7)    61     1      6       61
                                       ----------------------------------------------------------------------------------
     Total liabilities and
       stockholders' equity (deficit)   $831    $380   $(138) $1,073   $ 89    $(76)  $1,086   $ 71  $ 66   $(82)  $1,141
                                       ----------------------------------------------------------------------------------
                                       ----------------------------------------------------------------------------------

                           ECHOSTAR DBS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED

CONSOLIDATING BALANCE SHEETS - AS OF DECEMBER 31, 1997 (IN MILLIONS)

                                                                        DBS
                                                  ESBC-                 Corp-           DBS     ECC-
ASSETS                                   DISH      PC    C&E    ESBC    PC       C&E    Corp    PC     Other   C&E    ECC
                                       -----------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents........   $   36   $  10  $   -   $   46  $  16   $   -   $   62   $ 83  $  -  $   -   $  145
   Marketable investment securities.        -       -      -        -      4       -        4    271     -      -      275
   Trade accounts receivable, net...       66       -      -       66      -       -       66      -     -      -       66
   Inventories......................       23       -      -       23      -       -       23      -     -      -       23
   Subscriber acquisition costs, net       19       -      -       19      -       -       19      -     -      -       19
   Other current assets.............        8       -      -        8      -       -        8     10     3    ( 5)      16
                                       -----------------------------------------------------------------------------------
Total current assets................      152      10      -      162     20       -      182    364     3     (5)     544

Advances to affiliates, net.........        -     386   (194)     192     38       -      230     13     -   (243)       -
Restricted cash and marketable
   investment securities............        2       -      -        2    186       -      188      -     -      -      188
Property and equipment, net.........      505       -      -      505     64       -      569      -   306      -      875
FCC authorizations, net.............       12       -      -       12     69       -       81      -    18      -       99
Other noncurrent assets.............       73      16      -       89     12       -      101     47     1    (49)     100
                                       -----------------------------------------------------------------------------------
     Total assets...................   $  744   $ 412  $(194)  $  962  $ 389   $   -   $1,351   $424  $328  $ (297) $1,806
                                       -----------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities:
   Trade accounts payable...........   $   68   $   -  $   -   $   68  $   -   $   -   $   68   $  -  $  -   $  -   $   68
   Deferred revenue.................      122       -      -      122      -       -      122      -     -      1      123
   Accrued expenses.................       72       -      -       72     25       -       97      3    11     (9)     102
   Advances from affiliates, net....      194       -   (194)       -      -       -        -      -   243   (243)       -
   Current portion of long-term debt       15       -      -       15      -       -       15      -     3      -       18
                                       -----------------------------------------------------------------------------------
Total current liabilities...........      471       -   (194)     277     25       -      302      3   257   (251)     311

Long-term obligations, net of
 current portion:
   Investment in subsidiaries.......        -     288   (288)       -    314    (314)       -    311         (311)       -
   1994 Notes.......................      500       -      -      500      -       -      500      -     -      -      500
   1996 Notes.......................        -     438      -      438      -       -      438      -     -      -      438
   1997 Notes.......................        -       -      -        -    375       -      375      -     -      -      375
   Mortgages and other notes
     payable, net of current portion       41       -      -       41      -       -       41      -    57    (46)      52
   Long-term deferred satellite
     services revenue and other
     long-term liabilities..........       20       -      -       20      -       -       20      -     -      -       20
                                       -----------------------------------------------------------------------------------
Total long-term liabilities.........      561     726   (288)     999    689    (314)   1,374    311    57   (357)   1,385
                                       -----------------------------------------------------------------------------------
     Total liabilities..............    1,032     726   (482)   1,276    714    (314)   1,676    314   314   (608)   1,696

12 1/8% Series B Senior Redeemable
     Exchangeable Preferred Stock...        -       -      -        -      -       -        -    199     -      -      199

Stockholders' equity (deficit)......     (288)   (314)   288     (314)  (325)    314     (325)   (89)   14    311      (89)
                                       -----------------------------------------------------------------------------------
     Total liabilities and
       stockholders' equity (deficit)  $  744   $ 412  $(194)  $  962  $ 389   $   -   $1,351   $424  $328  $(297)  $1,806
                                       -----------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------

                                 ECHOSTAR DBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED


CONSOLIDATING STATEMENTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1995 (IN MILLIONS)

                                                         DISH       ECC - PC       C&E         ECC
                                                     --------------------------------------------------
REVENUE:
   DTH equipment sales and integration services....      $ 36         $  -         $ -        $ 36
   C-band and other................................       112            -           -         112
                                                     --------------------------------------------------
Total revenue......................................       148            -           -         148

COSTS AND EXPENSES:
   Cost of sales - DTH equipment and integration
    services........................................       30            -           -          30
   Cost of sales - C-band and other................        85            -           -          85
   Advertising and other...........................         2            -           -           2
   General and administrative......................        36            -           -          36
   Depreciation and amortization...................         3            -           -           3
                                                     --------------------------------------------------
Total costs and expenses...........................       156            -           -         156
                                                     --------------------------------------------------

Operating loss.....................................        (8)           -           -          (8)

Other Income (Expense):
   Interest income.................................        13            1           -          14
   Interest expense, net of amounts capitalized....       (24)           -           -         (24)
   Other...........................................         1            -           -           1
  Equity in losses of subsidiaries.................         -          (12)         12           -
                                                     --------------------------------------------------
Total other income (expense).......................       (10)         (11)         12          (9)
                                                     --------------------------------------------------

Loss before income taxes...........................       (18)         (11)         12         (17)
Income tax benefit (provision), net................         6            -           -           6
                                                     --------------------------------------------------
                                                     --------------------------------------------------
Net loss...........................................      $(12)        $(11)        $12        $(11)
                                                     --------------------------------------------------
                                                     --------------------------------------------------

                                 ECHOSTAR DBS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS - CONTINUED

CONSOLIDATING STATEMENTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 (IN MILLIONS)

                                               ESBC -             DBS Corp-          DBS    ECC -
                                       DISH     PC    C&E   ESBC     PC      C&E     CORP    PC     Other   C&E     ECC
                                      ----------------------------------------------------------------------------------
REVENUE:
   DISH Network:
     Subscription television
      services.....................    $  50  $   -   $ -   $  50  $   -    $  -    $  50   $   -    $  -   $ -   $  50
     C-band and other..............        8      -     -       8      -       -        8       -       2     -      10
                                      ----------------------------------------------------------------------------------
   Total DISH Network..............       58      -     -      58      -       -       58       -       2     -      60
   DTH equipment sales and
     integration services..........       77      -     -      77      -       -       77       -       7    (6)     78
   Satellite services..............        6      -     -       6      -       -        6       -       -     -       6
   Other...........................       56      -     -      56      -       -       56       -       1    (2)     55
                                      ----------------------------------------------------------------------------------
Total revenue......................      197      -     -     197      -       -      197       -      10    (8)    199

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses...       23      -     -      23      -       -       23       -       -     -      23
     Customer service center and
       other.......................       13      -     -      13      -       -       13       -       1    (1)     13
     Satellite and transmission....        7      -     -       7      -       -        7       -       -     -       7
                                      ----------------------------------------------------------------------------------
   Total DISH Network operating           43      -     -      43      -       -       43       -       1    (1)     43
   expenses........................
   Cost of sales - DTH equipment and
     integration services..........       76      -     -      76      -       -       76       -       6    (6)     76
   Cost of sales - C-band and
     other.........................       42      -     -      42      -       -       42       -       -     -      42
   Marketing:
     Subscriber promotion subsidies       35      -     -      35      -       -       35       -       -    (1)     34
     Advertising and other.........       18      -     -      18      -       -       18       -       -     -      18
                                      ----------------------------------------------------------------------------------
   Total marketing expenses........       53      -     -      53      -       -       53       -       -    (1)     52
   General and administrative......       49      -     -      49      -       -       49       -       3     -      52
   Amortization of subscriber
     acquisition costs.............       16      -     -      16      -       -       16       -       -     -      16
   Depreciation and amortization...       27      -     -      27      -       -       27       -       -     -      27
                                      ----------------------------------------------------------------------------------
Total costs and expenses...........      306      -     -     306      -       -      306       -      10    (8)    308
                                      ----------------------------------------------------------------------------------

Operating loss.....................     (109)     -     -    (109)     -       -     (109)      -       -     -    (109)

Other Income (Expense):
   Interest income.................        4     10     -      14      -       -       14       1       -     -      15
   Interest expense, net of amounts
     capitalized...................      (37)   (24)    -     (61)    (1)      -      (62)      -      (1)    1     (62)
   Equity in losses of subsidiaries        -    (92)   92       -   (101)    101        -    (101)      -   101       -
                                      ----------------------------------------------------------------------------------
Total other income (expense).......      (33)  (106)   92     (47)  (102)    101      (48)   (100)     (1)  102     (47)
                                      ----------------------------------------------------------------------------------
Loss before income taxes...........     (142)  (106)   92    (156)  (102)    101     (157)   (100)     (1)  102    (156)
Income tax benefit (provision),
 net...............................       50      5     -      55      -       -       55      (1)      1     -      55
                                      ----------------------------------------------------------------------------------
Net loss...........................    $ (92) $(101)  $92   $(101) $(102)   $101    $(102)  $(101)   $  -  $102   $(101)
                                      ----------------------------------------------------------------------------------
                                      ----------------------------------------------------------------------------------

                          ECHOSTAR DBS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS -- CONTINUED

CONSOLIDATING STATEMENTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 (IN MILLIONS)

                                               ESBC-              DBS Corp-        DBS    ECC-
                                       DISH     PC    C&E   ESBC     PC     C&E   COPR.    PC   OTHER   C&E    ECC
                                     -------------------------------------------------------------------------------
REVENUE:
   DISH Network:
     Subscription television
       services....................  $ 299   $   -   $  -  $ 299   $   -   $  -  $ 299   $   -   $ -   $  -   $ 299
     Other.........................     43       -      -     43       -      -     43       -     1      1      45
                                     -------------------------------------------------------------------------------
   Total DISH Network..............    342       -      -    342       -      -    342       -     1      1     344
   DTH equipment sales and
     integration services..........     90       -      -     90       -      -     90       -    15    (13)     92
   Satellite services..............     11       -      -     11       -      -     11       -     -      -      11
   C-band and other................     33       -      -     33       -      -     33       -     1     (4)     30
                                     -------------------------------------------------------------------------------
Total revenue......................    476       -      -    476       -      -    476       -    17    (16)    477

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses...    144       -      -    144       -      -    144       -     -      -     144
     Customer service center and
       other.......................     35       -      -     35       -      -     35       -     3     (3)     35
     Satellite and transmission....     14       -      -     14       -      -     14       -     -      -      14
                                     -------------------------------------------------------------------------------
   Total DISH Network operating
     expenses......................    193       -      -    193       -      -    193       -     3     (3)    193
   Cost of sales - DTH equipment and
     integration services..........     61       -      -     61       -      -     61       -     9     (8)     62
   Cost of sales - C-band and
     other.........................     24       -      -     24       -      -     24       -     1     (1)     24
   Marketing:
     Subscriber promotion
       subsidies...................    149       -      -    149       -      -    149       -     -     (4)    145
     Advertising and other.........     35       -      -     35       -      -     35       -     -      -      35
                                     -------------------------------------------------------------------------------
   Total marketing expenses........    184       -      -    184       -      -    184       -     -     (4)    180
   General and administrative......     66       -      -     66       -      -     66       1     2      -      69
   Amortization of subscriber          121       -      -    121       -      -    121       -     -      1     122
     acquisition costs.............
   Depreciation and amortization...     51       -      -     51       -      -     51       -     -      -      51
                                     -------------------------------------------------------------------------------
Total costs and expenses...........    700       -      -    700       -      -    700       1    15    (15)    701
                                     -------------------------------------------------------------------------------

Operating loss.....................   (224)      -      -   (224)      -      -   (224)     (1)    2     (1)   (224)

Other Income (Expense):
   Interest income.................      3       2      -      5       8      -     13      11     -     (7)     17
   Interest expense, net of amounts
     capitalized...................    (68)    (19)     -    (87)    (18)     -   (105)      -    (5)     6    (104)
   Other...........................     (2)      -      -     (2)      -      -     (2)      -     -      -      (2)
   Equity in losses of subsidiaries      -    (291)   291      -    (308)   308      -    (323)    -    323       -
                                     -------------------------------------------------------------------------------
Total other income (expense).......    (67)   (308)   291    (84)   (318)   308    (94)   (312)   (5)   322     (89)
                                     -------------------------------------------------------------------------------
Loss before income taxes...........   (291)   (308)   291   (308)   (318)   308   (318)   (313)   (5)   321    (313)
Income tax benefit (provision),
  net..............................      -       -      -      -       -      -      -       -     -      -       -
                                     -------------------------------------------------------------------------------
Net loss...........................  $(291)  $(308)  $291  $(308)  $(318)  $308  $(318)  $(313)  $(3)  $321   $(313)
                                     -------------------------------------------------------------------------------
                                     -------------------------------------------------------------------------------

                                       F-30

                          ECHOSTAR DBS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS -- CONTINUED

CONSOLIDATING STATEMENTS OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1995 (IN MILLIONS)

                                                             DISH   ECC - PC   Other   C&E    ECC
                                                            ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................    $ (12)   $(11)     $  -   $ 12   $ (11)
Adjustments to reconcile net income (loss) to net cash
 flows from operating activities:
   Equity in (earnings) losses of subsidiaries..........        -      12         -    (12)      -
   Depreciation and amortization........................        3       -         -      -       3
   Deferred income tax benefit..........................       (5)      -         -      -      (5)
   Amortization of debt discount and deferred financing
    costs...............................................       24       -         -      -      24
   Other, net...........................................        1       -         -      -       1
   Changes in current assets and current liabilities,
    net.................................................      (33)    (20)       20      -     (33)
                                                            ---------------------------------------
Net cash flows from operating activities................      (22)    (19)       20      -     (21)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities...........       (3)    (22)        -      -     (25)
Sales of marketable investment securities...............       34       7         -      -      41
Purchases of restricted marketable investment
 securities.............................................      (15)      -         -      -     (15)
Purchases of property and equipment.....................     (114)      -       (20)     -    (134)
Offering proceeds and investment earnings placed in
 escrow.................................................      (10)      -         -      -     (10)
Funds released from escrow accounts.....................      122       -         -      -     122
Investment in convertible subordinated debentures from
 DBSI...................................................        -      (1)        -      -      (1)
Investment in DBSC......................................        5      (5)        -      -       -
Long-term notes receivable from and investment in DBSC..        -     (16)        -      -     (16)
                                                            ---------------------------------------
Net cash flows from investing activities................       19     (37)      (20)     -     (38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common Stock......        -      63         -      -      63
                                                            ---------------------------------------
Net cash flows from financing activities................        -      63         -      -      63
                                                            ---------------------------------------

Net increase (decrease) in cash and cash equivalents....       (3)      7         -      -      4
Cash and cash equivalents, beginning of year............       18       -         -      -      18
                                                            ---------------------------------------
Cash and cash equivalents, end of year..................    $  15    $  7      $  -   $  -   $  22
                                                            ---------------------------------------
                                                            ---------------------------------------

                          ECHOSTAR DBS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS -- CONTINUED

CONSOLIDATING STATEMENTS OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1996 (IN MILLIONS)

                                                          ESBC-               DBS Corp-         DBS    ECC-
                                                  DISH     PC    C&E    ESBC     PC     C&E    COPR.    PC    OTHER   C&E   ECC
                                                 --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................  $ (92)  $(101)  $ 92  $(101)  $(102)  $ 101  $(102)  $(101)  $  -  $ 102  $(101)
Adjustments to reconcile net income (loss)
 to net cash flows from operating
 activities:
   Equity in (earnings) losses of
    subsidiaries...............................      -      92    (92)     -     101    (101)     -     101      -   (101)     -
   Depreciation and amortization...............     27       -      -     27       -       -     27       -      -      -     27
   Amortization of subscriber acquisition
    costs......................................     16       -      -     16       -       -     16       -      -      -     16
   Deferred income tax benefit.................    (45)     (5)     -    (50)      -       -    (50)      -      -      -    (50)
   Amortization of debt discount and deferred
     financing costs...........................     34      24      3     61       -       -     61       -      -      -     61
   Other, net..................................     10       -      -     10       -       -     10      (2)     -      -      8
   Changes in current assets and current
     liabilities, net..........................    152    (268)    (3)  (119)     70       -    (49)     26     38     (4)    11
                                                 --------------------------------------------------------------------------------
Net cash flows from operating activities.......    102    (258)     -   (156)     69       -    (87)     24     38     (3)   (28)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities..      -    (138)     -   (138)      -       -   (138)      -      -      -   (138)
Sales of marketable investment securities......      -     120      -    120       -       -    120      15      -      -    135
Purchases of restricted marketable investment
 securities....................................    (21)      -      -    (21)      -       -    (21)      -      -      -    (21)
Funds released from escrow and restricted cash
 and marketable investment securities..........    100     136      -    236       -       -    236       -      -      -    236
Purchases of property and equipment............   (158)      -      -   (158)    (26)      -   (184)      -   ( 38)     -   (222)
Offering proceeds and investment earnings
 placed in escrow..............................    (11)   (183)     -   (194)      -       -   (194)      -      -      -   (194)
Payments received on convertible subordinated
 debentures from SSET..........................      6       -      -      6       -       -      6       -      -      -      6
Long-term notes receivable from DBSC...........      -       -      -      -       -       -      -     (30)     -      -    (30)
Long-term note receivable from DBS Corp........      -       -      -      -       -       -      -     (12)     -     12      -
Expenditures for FCC authorizations............      -       -      -      -     (55)      -    (55)      -      -      -    (55)
Other..........................................      -       -      -      -       -       -      -      (6)     -      3     (3)
                                                 --------------------------------------------------------------------------------
Net cash flows from investing activities.......    (84)    (65)     -   (149)    (81)      -   (230)    (33)   (38)    15   (286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 1996 Notes.......      -     337      -    337       -       -    337       -      -      -    337
Proceeds from note payable to ECC..............      -       -      -      -      12       -     12       -      -    (12)     -
Repayments of mortgage indebtedness and notes
 payable.......................................     (8)      -      -     (8)      -       -     (8)      -      -      -     (8)
Stock options exercised........................      -       -      -      -       -       -      -       2      -      -      2
                                                 --------------------------------------------------------------------------------
Net cash flows from financing activities.......     (8)    337      -    329      12       -    341       2      -    (12)   331
                                                 --------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents.................................     10      14      -     24       -       -     24      (7)      -     -     17
Cash and cash equivalents, beginning of year...     15       -      -     15       -       -     15       7       -     -     22
                                                 --------------------------------------------------------------------------------
Cash and cash equivalents, end of year.........  $  25   $  14   $  -  $  39   $   -   $   -  $  39   $   -    $  -   $ -  $  39
                                                 --------------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------------

                                        F-32

                          ECHOSTAR DBS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

10.  PARENT COMPANY ONLY AND CONSOLIDATION OF SUBSIDIARY GUARANTORS -- CONTINUED

CONSOLIDATING STATEMENTS OF CASH FLOWS - YEAR ENDED DECEMBER 31, 1997 (IN MILLIONS)

                                                         ESBC-                DBS Corp-         DBS    ECC-
                                                 DISH     PC     C&E    ESBC     PC     C&E    COPR.    PC    OTHER    C&E    ECC
                                                -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................. $(291)  $(308)  $ 291  $(308)  $(318)  $ 308  $(318)  $(313)  $  (3)  $ 321  $(313)
Adjustments to reconcile net income (loss) to
 net cash flows from operating activities:.....
   Equity in (earnings) losses of
    subsidiaries...............................     -     291    (291)     -     308    (308)     -     323       -    (323)     -
   Depreciation and amortization...............    51       -       -     51       -       -     51       -       -       -     51
   Amortization of subscriber acquisition
    costs......................................   121       -       -    121       -       -    121       -       -       -    121
   Amortization of debt discount and deferred
    financing costs............................    63      19       -     82       1       -     83       -       -       -     83
   Other, net..................................    11       -       -     11       -       -     11       -       -       -     11
   Changes in current assets and current
    liabilities, net...........................    88     (71)      -     17    (106)      -    (89)    (18)    158      (4)    47
                                                -----------------------------------------------------------------------------------
Net cash flows from operating activities.......    43     (69)      -    (26)   (115)      -   (141)     (8)    155      (6)     -

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities..     -      (5)      -     (5)    (32)      -    (37)   (271)      -       -   (308)
Sales of marketable investment securities......     -      23       -     23      29       -     52       -       -       -     52
Purchases of restricted marketable investment
 securities....................................    (1)      -       -     (1)      -       -     (1)      -       -       -     (1)
Funds released from escrow and restricted cash
 and marketable investment securities..........    31      48       -     79      41       -    120       -       -       -    120
Purchases of property and equipment............   (49)      -       -    (49)    (30)      -    (79)      -    (153)      -   (232)
Offering proceeds and investment earnings
 placed in escrow..............................     -       -       -      -    (228)      -   (228)      -       -       -   (228)
Other..........................................     -      (1)      -     (1)      -       -     (1)      8      (2)     (6)    (1)
                                                -----------------------------------------------------------------------------------
Net cash flows from investing activities.......   (19)     65       -     46    (220)      -   (174)   (263)   (155)     (6)  (598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Class A Common
 Stock.........................................     -       -       -      -       -       -      -      63       -       -     63
Net proceeds from issuance of 1997 Notes.......     -       -       -      -     363       -    363       -       -       -    363
Net proceeds from issuance of 12 1/8% Series B
 Senior Redeemable Exchangeable Preferred......     -       -       -      -       -       -      -     193       -       -    193
Net proceeds from issuance of 6 3/4% Series C
 Cumulative Convertible Preferred Stock........     -       -       -      -       -       -      -      97       -       -     97
Repayment of note payable to ECC...............     -       -       -      -     (12)      -    (12)      -       -      12      -
Repayments of mortgage indebtedness and notes
 payable.......................................   (13)      -       -    (13)      -       -    (13)      -       -       -    (13)
Net proceeds from Class A Common Stock options
 exercised and Class A Common Stock issued to
 Employee Stock Purchase Plan..................     -       -       -      -       -       -      -       1       -       -      1
                                                -----------------------------------------------------------------------------------
Net cash flows from financing activities.......   (13)      -       -    (13)    351       -    338     354       -      12    704
                                                -----------------------------------------------------------------------------------

Net increase (decrease) in cash and cash           11      (4)      -      7      16       -     23      83       -       -    106
 equivalents...................................
Cash and cash equivalents, beginning of year...    25      14       -     39       -       -     39       -       -       -     39
                                                -----------------------------------------------------------------------------------
Cash and cash equivalents, end of year......... $  36   $  10   $   -  $  46   $   6   $   -  $  62   $  83   $   -   $   -  $ 145
                                                -----------------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------------

                              ECHOSTAR DBS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.  OPERATIONS IN GEOGRAPHIC AREAS

         The Company sells certain of its products on a worldwide basis and has operations in Europe and the Pacific Rim. Information about the Company's operations in different geographic areas as of December 31, 1995, 1996 and 1997 and for the years then ended, is as follows (in thousands):

                                                                                   OTHER
                                        UNITED STATES          EUROPE           INTERNATIONAL           TOTAL
                                        -------------          ------           -------------           -----
1995
----
Total revenue......................       $   95,259           $31,351             $21,910            $  148,520
                                          ----------           -------             -------            ----------
                                          ----------           -------             -------            ----------
Export sales.......................       $    6,317
                                          ----------
                                          ----------
Operating income (loss)............       $   (7,895)          $   146             $  (257)           $   (8,006)
                                          ----------           -------             -------
                                          ----------           -------             -------
Other income (expense), net........                                                                   $  (10,546)
                                                                                                      ----------
Net loss before income taxes.......                                                                   $  (18,552)
                                                                                                      ----------
                                                                                                      ----------
Identifiable assets................       $   63,136           $10,088             $ 3,788            $   77,012
                                          ----------           -------             -------
                                          ----------           -------             -------
Corporate assets...................                                                                   $  482,283
                                                                                                      ----------
Total assets.......................                                                                   $  559,295
                                                                                                      ----------
                                                                                                      ----------
1996
----
Total revenue......................       $  159,611           $26,984             $10,508            $  197,103
                                          ----------           -------             -------            ----------
                                          ----------           -------             -------            ----------
Export sales.......................       $    1,536
                                          ----------
                                          ----------
Operating loss.....................       $ (106,695)          $(1,274)            $  (896)           $ (108,865)
                                          ----------           -------             -------
                                          ----------           -------             -------
Other income (expense), net........                                                                   $  (47,664)
                                                                                                      ----------
Net loss before income taxes.......                                                                   $ (156,529)
                                                                                                      ----------
                                                                                                      ----------
Identifiable assets................       $  836,596           $ 5,795             $ 1,871            $  844,262
                                          ----------           -------             -------
                                          ----------           -------             -------
Corporate assets...................                                                                   $  241,281
                                                                                                      ----------
Total assets.......................                                                                   $1,085,543
                                                                                                      ----------
                                                                                                      ----------
1997
----
Total revenue......................       $  446,461           $20,592             $ 8,849            $  475,902
                                          ----------           -------             -------            ----------
                                          ----------           -------             -------            ----------

Export sales.......................       $   74,065
                                          ----------
                                          ----------
Operating loss.....................       $ (222,710)          $(1,224)            $  (402)           $ (224,336)
                                          ----------           -------             -------
                                          ----------           -------             -------
Other income (expense), net........                                                                   $  (93,482)
                                                                                                      ----------
                                                                                                      ----------
Net loss before income taxes.......                                                                   $ (317,818)
                                                                                                      ----------
                                                                                                      ----------
Identifiable assets................       $1,006,131           $ 5,696             $ 2,682            $1,014,509
                                          ----------           -------             -------
                                          ----------           -------             -------
Corporate assets...................                                                                   $  336,946
                                                                                                      ----------
Total assets.......................                                                                   $1,351,455
                                                                                                      ----------
                                                                                                      ----------

                                   ECHOSTAR DBS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.  VALUATION AND QUALIFYING ACCOUNTS

     The Company's valuation and qualifying accounts as of December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                              BALANCE AT     CHARGED TO
                                             BEGINNING OF    COSTS AND                    BALANCE AT
                                                 YEAR         EXPENSES     DEDUCTIONS    END OF YEAR
                                             ----------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
  Assets:
    Allowance for doubtful accounts.......      $  186        $1,160        $  (240)       $1,106
    Loan loss reserve.....................          95            19            (36)           78
    Reserve for inventory.................       1,585         1,511           (299)        2,797
  Liabilities:
    Reserve for warranty costs and other..       1,493           562           (950)        1,105

YEAR ENDED DECEMBER 31, 1996:
  Assets:
    Allowance for doubtful accounts.......      $1,106        $2,340        $(1,952)       $1,494
    Loan loss reserve.....................          78           157            (94)          141
    Reserve for inventory.................       2,797         4,304         (1,438)        5,663
  Liabilities:
    Reserve for warranty costs and other..       1,105          (342)             -           763

YEAR ENDED DECEMBER 31, 1997:
  Assets:
    Allowance for doubtful accounts.......      $1,494        $4,343        $(4,490)       $1,347
    Loan loss reserve.....................         141             7            (87)           61
    Reserve for inventory.................       5,663         1,650         (3,473)        3,840
  Liabilities:
    Reserve for warranty costs and other..         763             -            (53)          710

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results of operations are summarized as follows (in thousands):

                                                                  THREE MONTHS ENDED
                                       ---------------------------------------------------------------------
                                        MARCH 31            JUNE 30          SEPTEMBER 30        DECEMBER 31
                                       ---------------------------------------------------------------------
    Year Ended December 31, 1996:
      Total revenue...............      $ 37,057          $ 68,478            $  35,506           $ 56,062
      Operating loss..............        (8,991)          (17,588)             (27,601)           (54,685)
      Net loss....................        (7,787)          (21,134)             (26,769)           (45,986)

    Year Ended December 31, 1997:
      Total revenue...............      $ 68,967          $ 97,831            $ 129,662           $179,442
      Operating loss..............       (43,328)          (43,503)             (91,204)           (46,301)
      Net loss....................       (61,950)          (64,475)            (117,957)           (73,582)

     Certain revenue amounts reflected above have been reclassified to conform with the 1997 presentation.