Form 10-Q
period 1998-06-30
ECHOSTAR DBS CORP
filed 1998-08-11
CIK 1042642

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              -----------------------

                                     FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     AS OF AUGUST 11, 1998, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                 TABLE OF CONTENTS

                           PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
               December 31, 1997 and June 30, 1998 (Unaudited) . . . . . . . . .    1

          Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 1997 and 1998 (Unaudited) . .    2

          Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1997 and 1998 (Unaudited) . . . . . . .    3

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . .    4

Item 2.   Management's Narrative Analysis of Results of Operations . . . . . . .    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . None


                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . .    *

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .    *

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . .    *

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . None

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   17


      DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION.




-----------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                                ECHOSTAR DBS CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)


                                                                             DECEMBER 31,   JUNE 30,
                                                                                 1997         1998
                                                                             -------------------------
                                                                                           (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $   62,058     $   35,973
 Marketable investment securities. . . . . . . . . . . . . . . . . . .          3,906              -
 Trade accounts receivable, net of allowance for uncollectible
   accounts of $1,347 and $3,272, respectively . . . . . . . . . . . .         66,045         95,072
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,993         53,540
 Subscriber acquisition costs, net . . . . . . . . . . . . . . . . . .         18,819          1,964
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .          8,654          7,454
                                                                           ---------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        182,475        194,003
Restricted Cash and Marketable Investment Securities:
 Satellite escrow. . . . . . . . . . . . . . . . . . . . . . . . . . .         73,233         24,284
 Interest escrow . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,284         90,599
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,245          2,245
                                                                           ---------------------------
Total restricted cash and marketable investment securities . . . . . .        187,762        117,128
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .        569,271        624,137
FCC authorizations, net. . . . . . . . . . . . . . . . . . . . . . . .         80,716         85,242
Advances to affiliates, net. . . . . . . . . . . . . . . . . . . . . .        230,227        274,611
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .        101,004         95,396
                                                                           ---------------------------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,351,455     $1,390,517
                                                                           ---------------------------
                                                                           ---------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     $   68,491     $  100,566
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .        122,215        109,361
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .         97,090        138,939
 Current portion of long-term debt . . . . . . . . . . . . . . . . . .         14,924         17,626
                                                                           ---------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .        302,720        366,492

Long-term obligations, net of current portion:
 1994 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        499,863        534,330
 1996 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        438,512        467,005
 1997 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        375,000        375,000
 Mortgages and other notes payable, net of current portion . . . . . .         40,495         43,789
 Long-term deferred satellite services revenue and
   other long-term liabilities . . . . . . . . . . . . . . . . . . . .         19,500         25,660
                                                                           ---------------------------
Total long-term obligations, net of current portion. . . . . . . . . .      1,373,370      1,445,784
                                                                           ---------------------------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      1,676,090      1,812,276

Commitments and Contingencies (Note 6)

Stockholder's Equity (Deficit):
 Common Stock, $.01 par value, 1,000 shares authorized,
   issued and outstanding. . . . . . . . . . . . . . . . . . . . . . .              -              -
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .        108,839        108,839
 Accumulated other comprehensive loss (Note 2) . . . . . . . . . . . .             (8)             -
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .       (433,466)      (530,598)
                                                                           ---------------------------
Total stockholder's equity (deficit) . . . . . . . . . . . . . . . . .       (324,635)      (421,759)
                                                                           ---------------------------
   Total liabilities and stockholder's equity (deficit). . . . . . . .     $1,351,455     $1,390,517
                                                                           ---------------------------
                                                                           ---------------------------

        See accompanying Notes to Condensed Consolidated Financial Statements.

                              ECHOSTAR DBS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands)
                                    (Unaudited)



                                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------  -----------------------------
                                                                1997           1998           1997           1998
                                                             ---------------------------  -----------------------------
REVENUE:
 DISH Network:
   Subscription television services. . . . . . . . . . . . . $ 62,858        $151,527      $ 110,908       $280,068
   Other     . . . . . . . . . . . . . . . . . . . . . . . .   11,767           3,238         19,973          9,422
                                                             ---------------------------   -----------------------------
 Total DISH Network. . . . . . . . . . . . . . . . . . . . .   74,625         154,765        130,881        289,490
 DTH equipment sales and integration services. . . . . . . .   13,477          80,050         15,435        146,866
 Satellite services. . . . . . . . . . . . . . . . . . . . .    2,045           5,774          4,210         10,369
 C-band and other. . . . . . . . . . . . . . . . . . . . . .    7,685           5,575         16,273         13,463
                                                             ---------------------------   -----------------------------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . .   97,832         246,164        166,799        460,188

COSTS AND EXPENSES:
 DISH Network Operating Expenses:
   Subscriber-related expenses . . . . . . . . . . . . . . .   31,491          69,388         54,531        133,197
   Customer service center and other . . . . . . . . . . . .    5,941          14,369         12,386         26,102
   Satellite and transmission. . . . . . . . . . . . . . . .    3,449           5,460          6,234         10,712
                                                             ---------------------------   -----------------------------
 Total DISH Network operating expenses . . . . . . . . . . .   40,881          89,217         73,151        170,011
 Cost of sales - DTH equipment and integration services. . .   12,079          53,749         14,307        101,000
 Cost of sales - C-band and other. . . . . . . . . . . . . .    5,124           3,282         11,132          9,224
 Marketing:
   Subscriber promotion subsidies. . . . . . . . . . . . . .   18,313          59,993         31,090        104,828
   Advertising and other . . . . . . . . . . . . . . . . . .    4,034           9,337          7,310         17,587
                                                             ---------------------------   -----------------------------
 Total marketing expenses. . . . . . . . . . . . . . . . . .   22,347          69,330         38,400        122,415
 General and administrative. . . . . . . . . . . . . . . . .   15,021          23,172         30,052         42,468
 Amortization of subscriber acquisition costs. . . . . . . .   33,228           5,884         61,290         16,855
 Depreciation and amortization . . . . . . . . . . . . . . .   12,655          13,643         25,298         27,020
                                                             ---------------------------   -----------------------------
Total costs and expenses . . . . . . . . . . . . . . . . . .  141,335         258,277        253,630        488,993
                                                             ---------------------------   -----------------------------

Operating loss . . . . . . . . . . . . . . . . . . . . . . .  (43,503)        (12,113)       (86,831)       (28,805)

Other Income (Expense):
   Interest income . . . . . . . . . . . . . . . . . . . . .    1,445           2,792          3,094          6,151
   Interest expense, net of amounts capitalized. . . . . . .  (22,278)        (36,416)       (42,368)       (73,401)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .     (114)           (701)          (276)          (794)
                                                             ---------------------------   -----------------------------
Total other income (expense) . . . . . . . . . . . . . . . .  (20,947)        (34,325)       (39,550)       (68,044)
                                                             ---------------------------   -----------------------------

Loss before income taxes . . . . . . . . . . . . . . . . . .  (64,450)        (46,438)      (126,381)       (96,849)
Income tax benefit (provision), net. . . . . . . . . . . . .      (25)           (112)           (44)          (283)
                                                             ---------------------------   -----------------------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . $(64,475)       $(46,550)     $(126,425)      $(97,132)
                                                             ---------------------------   -----------------------------
                                                             ---------------------------   -----------------------------


        See accompanying Notes to Condensed Consolidated Financial Statements.

                              ECHOSTAR DBS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)



                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                     1997                1998
                                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .      $(126,425)           $(97,132)
Adjustments to reconcile net loss to net cash flows
   from operating activities:
   Depreciation and amortization . . . . . . . . . . . . . .         25,298              27,020
   Amortization of subscriber acquisition costs. . . . . . .         61,290              16,855
   Amortization of debt discount and deferred
      financing costs. . . . . . . . . . . . . . . . . . . .         38,731              56,387
   Change in reserve for excess and obsolete inventory . . .          1,987                  17
   Change in long-term deferred satellite services
      revenue and other long-term liabilities. . . . . . . .          5,880               6,159
   Other, net. . . . . . . . . . . . . . . . . . . . . . . .           (365)                  -
   Changes in current assets and current liabilities . . . .        (52,398)            (43,016)
                                                                  ------------------------------
Net cash flows from operating activities . . . . . . . . . .        (46,002)            (33,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities. . . . . . . .         (4,706)             (1,970)
Sales of marketable investment securities. . . . . . . . . .         18,561               5,868
Purchases of restricted marketable investment securities . .         (1,995)                  -
Funds released from escrow and restricted cash and
   marketable investment securities. . . . . . . . . . . . .         72,975              74,735
Offering proceeds and investment earnings placed in escrow .       (221,654)             (4,081)
Purchases of property and equipment. . . . . . . . . . . . .        (29,678)            (60,852)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (957)                879
                                                                  ------------------------------
Net cash flows from investing activities . . . . . . . . . .       (167,454)             14,579


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 1997 Notes . . . . . . . . . .        362,500                   -
Repayments of mortgage indebtedness and notes payable. . . .         (5,551)             (6,954)
                                                                  ------------------------------
Net cash flows from financing activities . . . . . . . . . .        356,949              (6,954)
                                                                  ------------------------------

Net increase (decrease) in cash and cash equivalents . . . .        143,493             (26,085)
Cash and cash equivalents, beginning of period . . . . . . .         38,438              62,058
                                                                  ------------------------------
Cash and cash equivalents, end of period . . . . . . . . . .       $181,931             $35,973
                                                                  ------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Capitalized interest, including amounts due
    from affiliates. . . . . . . . . . . . . . . . . . . . .        $16,632             $17,868
   Accrued capital expenditures. . . . . . . . . . . . . . .          5,000                   -
   Satellite vendor financing. . . . . . . . . . . . . . . .              -              12,950


        See accompanying Notes to Condensed Consolidated Financial Statements.

                              ECHOSTAR DBS CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.   ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

     EchoStar DBS Corporation and subsidiaries ("DBS Corp" or the "Company") is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC," and together with its subsidiaries "EchoStar"). EchoStar is a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended June 30, 1998. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:


     - THE DISH NETWORK - a direct broadcast satellite ("DBS") subscription television service in the United States. As of June 30, 1998, EchoStar had approximately 1.4 million DISH Network subscribers.

     - ECHOSTAR TECHNOLOGIES CORPORATION ("TECHNOLOGY") - the design, manufacture, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar Receiver Systems"), and the design, manufacture and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.

                              ECHOSTAR DBS CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                    (Unaudited)


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

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS No. 130") effective as of the first quarter of 1998. FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholder's equity. The components of comprehensive loss, net of tax, are as follows (in thousands):


                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             ---------------------------   --------------------------
                                                 1997           1998           1997           1998
                                             ---------------------------   --------------------------
                                                     (Unaudited)                   (Unaudited)
Net loss . . . . . . . . . . . . . . . . . .   $(64,475)      $(46,550)     $(126,425)      $(97,132)
Change in unrealized gain (loss) on
  available-for-sales securities . . . . . .          1              -              -              8
                                             ---------------------------   --------------------------
Comprehensive loss . . . . . . . . . . . . .   $(64,474)      $(46,550)     $(126,655)      $(97,124)
                                             ---------------------------   --------------------------
                                             ---------------------------   --------------------------



     Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gain on available-for-sale securities, net of deferred taxes.

3.   INVENTORIES

     Inventories consist of the following (in thousands):


                                                    DECEMBER 31,    JUNE 30,
                                                       1997           1998
                                                   -------------------------
                                                                 (Unaudited)
     EchoStar Receiver Systems. . . . . . . . . .    $ 7,649        $25,967
     DBS receiver components. . . . . . . . . . .     12,506         24,254
     Consigned DBS receiver components. . . . . .      3,122          4,135
     Finished goods - analog DTH equipment. . . .      2,116          1,959
     Spare parts and other. . . . . . . . . . . .      1,440          1,082
     Reserve for excess and obsolete inventory. .     (3,840)        (3,857)
                                                   -------------------------
                                                     $22,993        $53,540
                                                   -------------------------
                                                   -------------------------

                              ECHOSTAR DBS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                    (Unaudited)


4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                    LIFE        DECEMBER 31,      JUNE 30,
                                                  (IN YEARS)       1997            1998
                                                  -----------   --------------------------
                                                                               (Unaudited)
     EchoStar I . . . . . . . . . . . . . . . . .         12       $201,607       $201,607
     EchoStar II. . . . . . . . . . . . . . . . .         12        228,694        228,694
     Furniture, fixtures and equipment. . . . . .       2-12         92,170        108,516
     Buildings and improvements . . . . . . . . .       7-40         22,114         22,645
     Tooling and other. . . . . . . . . . . . . .          2          4,336          5,182
     Land . . . . . . . . . . . . . . . . . . . .          -          1,636          1,628
     Vehicles . . . . . . . . . . . . . . . . . .          7          1,320          1,290
     Construction in progress . . . . . . . . . .          -        103,177        167,184
                                                                --------------------------
       Total property and equipment . . . . . . .                   655,054        736,746
     Accumulated depreciation . . . . . . . . . .                   (85,783)      (112,609)
                                                                --------------------------
       Property and equipment, net. . . . . . . .                  $569,271       $624,137
                                                                --------------------------
                                                                --------------------------

     Construction in progress consists of the following (in thousands):

                                                                  DECEMBER 31,    JUNE 30,
                                                                     1997           1998
                                                                ---------------------------
                                                                               (Unaudited)
     Progress amounts for satellite construction,
      launch, launch insurance and capitalized
      interest:
        EchoStar IV . . . . . . . . . . . . . . . . . .            $ 63,924       $ 89,945
     Other. . . . . . . . . . . . . . . . . . . . . . .              39,253         77,239
                                                                --------------------------
                                                                   $103,177       $167,184
                                                                --------------------------
                                                                --------------------------

     EchoStar IV, which was launched in May 1998, is expected to commence commercial operation in the third quarter of 1998.

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,    JUNE 30,
                                                                     1997          1998
                                                                ---------------------------
                                                                               (Unaudited)
     Accrued royalties and copyright. . . . . . . . . .            $21,573       $ 37,975
     Accrued expenses . . . . . . . . . . . . . . . . .             26,454         27,376
     Accrued programming. . . . . . . . . . . . . . . .             20,018         25,516
     Accrued marketing expenses . . . . . . . . . . . .              4,660         24,375
     Accrued interest . . . . . . . . . . . . . . . . .             24,385         23,697
                                                                ---------------------------
                                                                   $97,090       $138,939
                                                                ---------------------------
                                                                ---------------------------

                              ECHOSTAR DBS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                    (Unaudited)

6.   COMMITMENTS AND CONTINGENCIES

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

     In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting, L.L.C., assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar is vigorously defending against the counterclaims. The case has been set for trial commencing March 1999, but that date could be postponed.

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

     In November 1998 and 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. EchoStar is presently evaluating the potential effects that these meteoroid events may have on its DBS satellites. At this time, EchoStar has not finally determined the impact, if any, these meteoroid events could have on EchoStar's DBS satellites. However, many of the most sophisticated satellite operators have assessed the risk of satellite damage as very small.

7.   SUBSEQUENT EVENTS

     EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan and was originally expected to provide video, audio and data services to the continental United States, Alaska and Hawaii from the 119DEG. West Longitude ("WL") orbital location. Following launch and deployment of EchoStar IV, EchoStar I was expected to be relocated from its current position at 119DEG. WL to the 148DEG. WL orbital location. As a result of anomalies described below, EchoStar IV has instead been moved to the 148DEG. WL orbital location where it is expected to provide local, educational, foreign language and other niche service to customers in the Western United States. EchoStar I and EchoStar II will remain at 119DEG. WL and will continue to provide DISH Network service without interruption or change.

     As previously announced, the south solar array on EchoStar IV did not properly deploy, resulting in a reduction of power available to operate the satellite. While final evaluations have not been completed, it now

                              ECHOSTAR DBS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                    (Unaudited)

appears likely that this anomaly will limit EchoStar to operation of a maximum of 22 transponders on the satellite. The number of available transponders will decrease over time, but based on existing data, approximately 16 transponders should be available for the full planned 12 year life of the satellite absent additional failures.

     An unrelated anomaly discovered subsequent to June 30, 1998 has resulted in the failure of four primary transponders (transponders 5, 6, 9 and 10), and two spare transponders on the satellite. The cause of this anomaly has not yet been established. EchoStar recently received notification from the manufacturer of the satellite, Lockheed Martin, that several transponders, in addition to those which have failed, are not recommended for use until the root cause of the anomaly has been determined and corrective procedures, if possible, are implemented to avoid further failures.

     While EchoStar IV is equipped with 32 transponders, EchoStar is only licensed by the Federal Communications Commission ("FCC") to use 24 of the total of 32 frequencies at the 148DEG. WL orbital location, including frequencies 5, 6, 9 and 10, which correspond to the failed transponders. Consequently, while power continues to be available to operate 22 transponders on the satellite, to fully utilize the remaining available capacity of the satellite, EchoStar will need to file an application with the FCC to obtain authorization to operate transponders which correspond to frequencies which are not currently assigned to EchoStar by the FCC.

     EchoStar will also need to obtain FCC approval to operate EchoStar IV at 148DEG. WL on a permanent basis. FCC rules require that DBS satellites positioned at 148DEG. WL also provide service to Alaska and Hawaii. In April 1998, EchoStar received a waiver from the FCC with respect to this obligation because EchoStar planned to provide DBS service to those states via EchoStar IV from the 119DEG. WL orbital location. As a result of moving EchoStar IV to the 148DEG. WL orbital location, EchoStar will not be able to provide DBS service to Alaska and Hawaii from 119DEG. WL and probably will not be able to fulfill its original obligation to provide DBS service to Alaska and Hawaii from 148DEG. WL either. Consequently, EchoStar will probably need to obtain a waiver of its obligation to provide service to Alaska and Hawaii in connection with its application to operate EchoStar IV at 148DEG. WL on a permanent basis.

     While the FCC has typically shown flexibility when satellite failures occur, there can be no assurance that EchoStar's request will be granted. Further, it is likely that EchoStar will encounter opposition from certain parties, including those attempting to enforce the obligation to serve Alaska and Hawaii. To minimize potential opposition, EchoStar intends to enter into an agreement with a third-party to provide DTH programming services to Alaska and Hawaii on an interim basis on an fixed satellite service ("FSS") satellite. EchoStar also intends to construct and launch a replacement satellite at 119DEG. WL which would provide service to Alaska and Hawaii.
If the FCC were to deny EchoStar's request, EchoStar's ability to provide DBS service from EchoStar IV would be significantly reduced.

     EchoStar will file an insurance claim with respect to EchoStar IV in the near future. The Company expects to use insurance proceeds, together with other funds, to launch a new DBS satellite to its 119DEG. WL orbital location in approximately three years or less. EchoStar also expects to file an insurance claim with respect to EchoStar III, which was launched October 5, 1997. Certain of EchoStar III's electric power converters ("EPC") are operating at temperatures slightly outside of engineering specifications.
The high EPC temperatures may require certain transponders on EchoStar III to be turned off for several weeks during summer and winter solstice seasons to avoid overheating.

     Based on information currently available, management has evaluated the potential financial statement impact of these satellite anomalies in accordance with its stated accounting policies. The Company has not completed its assessment of the impairment of these satellites, but currently believes insurance proceeds will be sufficient to offset any write-downs of its satellite assets that are required because of lost transmission capacity caused by these anomalies. However, no assurance can be provided as to the ultimate amount that may be received from these insurance claims. EchoStar will continue to evaluate the operating performance of EchoStar III and EchoStar IV and may modify its loss assessment as new events or circumstances develop. EchoStar does not maintain insurance for lost profit opportunity.

ITEM 2.   MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME ("DTH") SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; AN UNEXPECTED PRODUCT SHORTAGE; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS; LOWER THAN EXPECTED DEMAND FOR ECHOSTAR'S DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; THE INABILITY OF THE COMPANY TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION ("FCC"); AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; THE OUTCOME OF ANY LITIGATION IN WHICH THE COMPANY MAY BE INVOLVED; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

RECENT DEVELOPMENTS

     SATELLITE ANOMALIES

     EchoStar IV was launched on May 8, 1998 from the Baikonur Cosmodrome, Kazakhstan and was originally expected to provide video, audio and data services to the continental United States, Alaska and Hawaii from the 119DEG. West Longitude ("WL") orbital location. Following launch and deployment of EchoStar IV, EchoStar I was expected to be relocated from its current position at 119DEG. WL to the 148DEG. WL orbital location. As a result of anomalies described below, EchoStar IV has instead been moved to the 148DEG. WL orbital location where it is expected to provide local, educational, foreign language and other niche service to customers in the Western United States. EchoStar I and EchoStar II will remain at 119DEG. WL and will continue to provide DISH Network service without interruption or change.

     As previously announced, the south solar array on EchoStar IV did not properly deploy, resulting in a reduction of power available to operate the satellite. While final evaluations have not been completed, it now appears likely that this anomaly will limit EchoStar to operation of a maximum of 22 transponders on the satellite. The number of available transponders will decrease over time, but based on existing data, approximately 16 transponders should be available for the full planned 12 year life of the satellite absent additional failures.

     An unrelated anomaly discovered subsequent to June 30, 1998 has resulted in the failure of four primary transponders (transponders 5, 6, 9 and 10), and two spare transponders on the satellite. The cause of this anomaly has not yet been established. EchoStar recently received notification from the manufacturer of the satellite, Lockheed Martin, that several transponders, in addition to those which have failed, are not recommended for use until the root cause of the anomaly has been determined and corrective procedures, if possible, are implemented to avoid further failures.

     While EchoStar IV is equipped with 32 transponders, EchoStar is only licensed by the FCC to use 24 of the total of 32 frequencies at the 148DEG. WL orbital location, including frequencies 5, 6, 9 and 10, which correspond to the failed transponders. Consequently, while power continues to be available to operate 22 transponders on the satellite, to fully utilize the remaining available capacity of the satellite, EchoStar will need to file an application with the

FCC to obtain authorization to operate transponders which correspond to frequencies which are not currently assigned to EchoStar by the FCC.

     EchoStar will also need to obtain FCC approval to operate EchoStar IV at 148DEG. WL on a permanent basis. FCC rules require that DBS satellites positioned at 148DEG. WL also provide service to Alaska and Hawaii. In April 1998, EchoStar received a waiver from the FCC with respect to this obligation because EchoStar planned to provide DBS service to those states via EchoStar IV from the 119DEG. WL orbital location. As a result of moving EchoStar IV to the 148DEG. WL orbital location, EchoStar will not be able to provide DBS service to Alaska and Hawaii from 119DEG. WL and probably will not be able to fulfill its original obligation to provide DBS service to Alaska and Hawaii from 148DEG. WL either. Consequently, EchoStar will probably need to obtain a waiver of its obligation to provide service to Alaska and Hawaii in connection with its application to operate EchoStar IV at 148DEG. WL on a permanent basis.

     While the FCC has typically shown flexibility when satellite failures occur, there can be no assurance that EchoStar's request will be granted. Further, it is likely that EchoStar will encounter opposition from certain parties, including those attempting to enforce the obligation to serve Alaska and Hawaii. To minimize potential opposition, EchoStar intends to enter into an agreement with a third-party to provide DTH programming services to Alaska and Hawaii on an interim basis on an fixed satellite service ("FSS") satellite. EchoStar also intends to construct and launch a replacement satellite at 119DEG. WL which would provide service to Alaska and Hawaii.
If the FCC were to deny EchoStar's request, EchoStar's ability to provide DBS service from EchoStar IV would be significantly reduced.

     EchoStar will file an insurance claim with respect to EchoStar IV in the near future. The Company expects to use insurance proceeds, together with other funds, to launch a new DBS satellite to its 119DEG. WL orbital location in approximately three years or less. EchoStar also expects to file an insurance claim with respect to EchoStar III, which was launched October 5, 1997. Certain of EchoStar III's electric power converters ("EPC") are operating at temperatures slightly outside of engineering specifications.
The high EPC temperatures may require certain transponders on EchoStar III to be turned off for several weeks during summer and winter solstice seasons to avoid overheating.

     Based on information currently available, management has evaluated the potential financial statement impact of these satellite anomalies in accordance with its stated accounting policies. The Company has not completed its assessment of the impairment of these satellites, but currently believes insurance proceeds will be sufficient to offset any write-downs of its satellite assets that are required because of lost transmission capacity caused by these anomalies. However, no assurance can be provided as to the ultimate amount that may be received from these insurance claims. EchoStar will continue to evaluate the operating performance of EchoStar III and EchoStar IV and may modify its loss assessment as new events or circumstances develop. EchoStar does not maintain insurance for lost profit opportunity.

     PRIMETIME 24

     Section 119 of the Satellite Home Viewer Act ("SHVA") authorizes EchoStar to sell satellite-delivered network signals (ABC, NBC, CBS Fox, etc.) to EchoStar subscribers, but only if those subscribers qualify as "unserved" households as that term is defined in the SHVA. Historically, EchoStar obtained broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

     Recently, a federal court in Florida issued a nationwide injunction in CBS INC., FOX BROADCASTING CO., ET. AL. V. PRIMETIME 24, JOINT VENTURE, NO. 96-3650-CIV-NESBITT (S.D. FLA. JULY 10, 1998), severely restricting the ability of PrimeTime 24 and its distributors to sell Fox and CBS programming, and requiring the disconnection of significant numbers of existing PrimeTime 24 subscribers nationwide by early October 1998. The order also imposed other obligations on PrimeTime 24 and its distributors with respect to future
sales of Fox and CBS programming nationwide.    Additionally, in a federal
court suit in North Carolina, ABC, INC., V. PRIMETIME 24,

JOINT VENTURE, NO. 1:97CV00090 (M.D.N.C. JULY 16, 1998), a judge recently granted summary judgment to ABC severely restricting the ability of PrimeTime 24 to sell ABC programming in Raleigh-Durham.

     As a result of: (a) these rulings; (b) EchoStar's determination to sell local network channels back into the area from which they originate; (c) 1997 adjustments to copyright royalties payable in connection with delivery of network signals by satellite; and (d) a number of other regulatory, political, legal, contractual and business factors, during July 1998, EchoStar ceased delivering PrimeTime 24 programming, and began uplinking and distributing network signals directly. EchoStar has also implemented Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. It is also possible that some or all of the networks, and/or their affiliates, will bring copyright infringement actions against EchoStar, similar to those described above, in the near future. In the event of a decision adverse to EchoStar in any such litigation, significant damage awards and additional material restrictions on the sale of network signals by EchoStar could result. Among other things, EchoStar may be required to terminate delivery of network signals to a material portion of its subscriber base. The compliance program implemented by EchoStar, and any further restrictions on sale of network channels imposed in the future, may result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber churn.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997.

     REVENUE. Total revenue for the three months ended June 30, 1998 was $246 million, an increase of $148 million or 152%, as compared to total revenue for the three months ended June 30, 1997 of $98 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from the Company's Technology business unit. The Company expects that its revenues will continue to increase as the number of DISH Network subscribers increases. Consistent with the increases in total revenue and the number of DISH Network subscribers during the three months ended June 30, 1998, the Company experienced a corresponding increase in trade accounts receivable at June 30, 1998.

     DISH Network subscription television services revenue totaled $152 million for the three months ended June 30, 1998, an increase of $89 million, or 141% compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the three months ended June 30, 1998 increased approximately 160%, as compared to the same period in 1997. Monthly revenue per subscriber approximated $39 during each of the three-month periods ended June 30, 1998 and 1997. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent the Company is successful in increasing the number of DISH Network subscribers.

     For the three months ended June 30, 1998, DTH equipment sales and integration services totaled $80 million, an increase of $67 million compared to the three months ended June 30, 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by the Company to international DTH service operators. The Company currently has agreements to provide equipment to DTH service operators in Spain and Canada. Sales pursuant to these agreements totaled $74 million for the three months ended June 30, 1998, an increase of $62 million, as compared to $12 million for the three months ended June 30, 1997. Revenue for the three months ended June 30, 1998 primarily related to sales of digital set-top boxes and other equipment while revenue for the same period in 1997 resulted from the provision of integration services. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold.

     A substantial portion of the Company's Technology revenues have resulted from sales to two DTH providers. As a result, the Company's Technology business currently is economically dependent on these two DTH providers. The Company's future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for EchoStar's digital set-top boxes. Due to several factors, the Company expects that its DTH equipment and integration services revenue may decline during the third and fourth quarters of 1998 by as much as 30% to 40% as compared to such revenue reported during the first and second quarters of 1998. These factors include an expected decrease in demand resulting from the fulfillment of initial stock orders combined with a decrease in the sales price of digital set-top boxes due to increased competition from other providers of DTH equipment. Further, during July 1998 Telefonica S.A. ("Telefonica"), one of the two DTH service providers described above, announced its intention to merge with Sogecable ("Canal Plus Satellite"), one of its primary competitors. In addition to providing competitive DTH services in Spain, the Canal Plus satellite system in Spain has more set-top boxes in the field than Telefonica, and its conditional access and compression systems are not compatible with the equipment manufactured by EchoStar for Telefonica. The Company can not yet determine the possible impact that such a merger might have on future sales to Telefonica. The Company has binding purchase orders from Telefonica for additional 1998 and 1999 deliveries of DTH equipment. While the Company continues to actively pursue additional distribution and integration service opportunities, no assurance can be given that any such additional negotiations will be successful.

     Satellite services revenue totaled $6 million for the three months ended June 30, 1998, an increase of $4 million as compared to the same period in 1997. These revenues include, among other things, fees charged to content providers for signal carriage and revenues earned from business television ("BTV") customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $89 million for the three months ended June 30, 1998, an increase of $48 million as compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with and primarily attributable to the increase in the number of DISH Network subscribers. For the three months ended June 30, 1998, DISH Network operating expenses represented 59% of subscription television services revenue compared to 65% of subscription television revenue during the corresponding period in 1997. While the Company expects DISH Network operating expenses as a percentage of subscription television services revenue to approximate this level in future periods, there can be no assurance that this expense to revenue ratio will not increase.

     Subscriber-related expenses totaled $69 million for the three months ended June 30, 1998, an increase of $38 million compared to the same period in 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, totaled 46% of subscription television services revenues for the three months ended June 30, 1998, compared to 50% of subscription television services revenues for the three months ended June 30, 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses, which resulted from a change in product mix combined with price discounts received from certain content providers.

     Customer service center and other expenses principally consist of costs incurred in the operation of the Company's DISH Network customer service center, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $14 million for the three months ended June 30, 1998, an increase of $8 million as compared to the three months ended June 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during each of the three-month periods ended June 30, 1998 and 1997. While the Company expects customer service center and other expenses as a percentage of subscription television services revenue to approximate this level for the remainder of 1998, there can be no assurance that this expense to revenue ratio will not increase.

     Satellite and transmission expenses include expenses associated with the operation of the Company's digital broadcast center, contracted satellite tracking, telemetry and control ("TT&C") services, and in-orbit insurance on the Company's DBS satellites. Satellite and transmission expenses increased $2 million during the three months ended June 30, 1998, as compared to the same period during 1997. This increase resulted from higher TT&C services expenses and other digital broadcast center operating expenses due to an increase in the number of the Company's operational DBS satellites. The Company expects DISH Network operating expenses to continue to increase in the future as subscribers are added. However, as its DISH Network subscriber base continues to expand, the Company expects that such costs as a percentage of DISH Network revenue may decline.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $54 million for the three months ended June 30, 1998, an increase of $42 million, as compared to the three months ended June 30, 1997. This increase is consistent with the increase in DTH equipment revenue. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators.

     MARKETING EXPENSES. Marketing expenses totaled $69 million for the three months ended June 30, 1998, an increase of $47 million as compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar Receiver Systems, activation allowances paid to retailers, and other promotional incentives. The Company recognizes subscriber promotion subsidies as incurred. These expenses totaled $60 million for the three months ended June 30, 1998, an increase of $42 million over the same period in 1997. This increase resulted from increased subscriber activations and the immediate recognition of all subscriber promotion subsidies incurred in 1998, whereas during the three-month period ended June 30, 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term (generally one year). This accelerated expense recognition resulted from the introduction of the "1997 Promotion" in June 1997. The 1997 Promotion maintained the suggested retail price for a standard EchoStar Receiver System at $199, but eliminated the requirement for the coincident purchase of an extended subscription commitment. For the three months ended June 30, 1998, the Company's subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $66 million (approximately $280 per new subscriber activation). Comparatively, the Company's subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $43 million (in excess of $300 per new subscriber activation) during the same period in 1997. The decrease in the Company's subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar Receiver Systems. The Company expects that its subscriber acquisition costs, on a per new subscriber activation basis, may increase during the remainder of 1998 as a result of increased competition for DBS subscribers.
Advertising and other expenses totaled $9 million for the three months ended June 30, 1998, an increase of $5 million over the same period in 1997, as a result of increased marketing activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses totaled $23 million for the three-month period ended June 30, 1998, an increase of $8 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% for the three months ended June 30, 1998 compared to 15% for the corresponding period in 1997. While the Company expects that G&A expenses as a percentage of total revenue will approximate this level for the remainder of 1998, there can be no assurance that this expense to revenue ratio will not increase.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA for the three months ended June 30, 1998 improved to $7 million compared to $2 million for the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology (i.e., DTH equipment sales and integration services) and DISH Network revenues. Due to expected increases in new subscriber activations, increased marketing activity and a decrease in Technology revenue (as previously described), the Company expects that EBITDA results during the third and fourth quarters of 1998 may decline. To the extent that new subscriber activations exceed expectations or subscriber acquisition costs materially increase, the Company's EBITDA results may be negatively impacted in the near-term because subscriber acquisition costs are expensed as incurred.

     The Company expects to begin production of its next generation of digital set-top boxes during the third quarter of 1998. While there can be no assurance, the Company expects that the introduction of these digital set-top boxes may result in manufacturing cost reductions, thereby reducing subscriber acquisition costs. Previous delays in the design of this new digital set-top box will have a negative impact on EBITDA during the third quarter of 1998. In the event the Company experiences further delays in the production of its next generation digital set-top boxes, its inventory of digital set-top boxes, and consequently, its future new subscriber activations, subscriber acquisition costs and EBITDA results may be negatively impacted. While further delays are not expected, new product introductions often involve schedule risks that can not be anticipated or precisely quantified.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended June 30, 1998 (including amortization of subscriber acquisition costs of $6 million) aggregated $20 million, a decrease of $26 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs of $27 million. Beginning in October 1997, net subscriber acquisition costs are expensed as incurred. Consequently, no additional subscriber acquisition costs are being deferred. The unamortized balance of such costs is expected to be fully amortized by September 1998.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $34 million for the three months ended June 30, 1998, an increase of $13 million as compared to the same period in 1997. The increase in other expense resulted primarily from interest expense associated with the Company's 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"), which were issued in June of 1997, and increases in interest expense associated with increased accreted balances on the Company's 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and the Company's 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes").

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

     REVENUE. Total revenue for the six months ended June 30, 1998 was $460 million, an increase of $293 million as compared to total revenue for the six months ended June 30, 1997 of $167 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from the Company's Technology business unit.

     DISH Network subscription television services revenue totaled $280 million for the six months ended June 30, 1998, an increase of $169 million, or 153%, compared to the same period in 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. The average number of DISH Network subscribers during the six months ended June 30, 1998 increased approximately 154% as compared to the same period in 1997.

     For the six months ended June 30, 1998, DTH equipment sales and integration services totaled $147 million, an increase of $132 million compared to the six months ended June 30, 1997. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold. DTH equipment and integration services revenue for the six months ended June 30, 1998 principally resulted from sales of digital set-top boxes and other equipment while revenue for the same period in 1997 related to the provision of integration services.

     Satellite services revenue totaled $10 million for the six months ended June 30, 1998, an increase of $6 million as compared to the same period in 1997. The increase in satellite services revenue was primarily attributable to increased BTV revenue.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $170 million for the six months ended June 30, 1998, an increase of $97 million as compared to the same period in 1997. The increase in DISH Network operating expenses was consistent with and primarily attributable to the increase in the number of DISH Network subscribers. For the six months ended June 30, 1998, DISH Network operating expenses represented 61% of subscription television services revenue compared to 66% of subscription television revenue during the corresponding period in 1997.

     Subscriber-related expenses totaled $133 million for the six months ended June 30, 1998, an increase of $78 million compared to the same period in 1997. Subscriber-related expenses totaled 48% of subscription television services revenues for the six months ended June 30, 1998, compared to 49% during the six months ended June 30, 1997.

     Customer service center and other expenses totaled $26 million for the six months ended June 30, 1998, an increase of $14 million as compared to the six months ended June 30, 1997. The increase in customer service center and other expenses resulted from increased personnel expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during the six months ended June 30, 1998, compared to 11% of subscription television services revenue during the same period of the prior year.

     Satellite and transmission expenses increased $5 million during the six months ended June 30, 1998, as compared to the same period during 1997. This increase resulted from higher TT&C services expenses and other digital broadcast center operating expenses due to an increase in the number of the Company's operational DBS satellites.

     COST OF SALES - DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales - DTH equipment and integration services totaled $101 million for the six months ended June 30, 1998, an increase of $87 million, as compared to the six months ended June 30, 1997. This increase is consistent with the increase in DTH equipment revenue.

     MARKETING EXPENSES. Marketing expenses totaled $122 million for the six months ended June 30, 1998, an increase of $84 million as compared to the same period in 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. These expenses totaled $105 million for the six months ended June 30, 1998, an increase of $74 million over the same period in 1997. The increase in subscriber promotion subsidies resulted from increased subscriber activations and the introduction of the 1997 Promotion in June 1997. Advertising and other expenses totaled $18 million for the six months ended June 30, 1998, an increase of $11 million over the same period in 1997, as a result of increased marketing activity.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses totaled $42 million for the six-month period ended June 30, 1998, an increase of $12 million as compared to the same period in 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% for the six months ended June 30, 1998 compared to 18% for the corresponding period in 1997.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA for the six months ended June 30, 1998 improved to $15 million compared to negative EBITDA of $243,000 during the same period in 1997. This improvement in EBITDA principally resulted from increases in Technology and DISH Network revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six months ended June 30, 1998 (including amortization of subscriber acquisition costs of $17 million) aggregated $44 million, a decrease of $43 million as compared to the corresponding period in 1997. The decrease in depreciation and amortization expenses principally resulted from the decrease in amortization of subscriber acquisition costs of $44 million.

     OTHER INCOME AND EXPENSE. Other expense, net totaled $68 million for the six months ended June 30, 1998, an increase of $28 million as compared to the same period in 1997. The increase in other expense resulted primarily from interest expense associated with the 1997 Notes, and increases in interest expense associated with increased accreted balances on the 1994 Notes and the 1996 Notes.

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

     In June 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts numerous defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting, L.L.C., assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar is vigorously defending against the counterclaims. The case has been set for trial commencing March 1999, but that date could be postponed.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     27+      Financial Data Schedule.

     99.1* Condensed Consolidated Financial Statements of EchoStar Communications Corporation for the quarterly period ended June 30, 1998 (incorporated by reference to EchoStar's Form 10-Q for the quarterly period ended June 30, 1998).

     99.2* Condensed Consolidated Financial Statements of EchoStar Satellite Broadcasting Corporation for the quarterly period ended June 30, 1998 (incorporated by reference to ESBC's Form 10-Q for the quarterly period ended June 30, 1998).

     99.3* Condensed Consolidated Financial Statements of Dish, Ltd. for the quarterly period ended June 30, 1998 (incorporated by reference to Dish, Ltd.'s Form 10-Q for the quarterly period ended
              June 30, 1998)

________________________________

        +     Filed herewith.

        *     Incorporated by reference.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the second quarter of 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECHOSTAR DBS CORPORATION


                              By:  /s/ DAVID K. MOSKOWITZ
                                 -----------------------------------------
                                   David K. Moskowitz
                                   Senior Vice President, General Counsel,
                                   Secretary and Director


                              By:  /s/ JOHN R. HAGER
                                 -----------------------------------------
                                   John R. Hager
                                   Vice President - Controller
                                   (PRINCIPAL ACCOUNTING OFFICER)

Date:  August 11, 1998