Form 10-K405
period 1998-12-31
ECHOSTAR DBS CORP
filed 1999-03-29
CIK 1042642

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ________________

                          Commission file number: 333-31929

                               ECHOSTAR DBS CORPORATION
                (Exact name of registrant as specified in its charter)

              COLORADO                          84-1328967
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

         5701 S. SANTA FE
        LITTLETON, COLORADO                       80120
(Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (303) 723-1000

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 19, 1999, the Registrant's outstanding Common stock consisted of 1,000 shares of Common Stock, $0.01 par value.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING this Annual Report on Form 10-K with the reduced disclosure format.

                     DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated into this Form 10-K by reference:

    None

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Business.........................................................   1
Item 2.  Properties.......................................................   3
Item 3.  Legal Proceedings................................................   3
Item 4.  Submission of Matters to a Vote of Security Holders..............   *

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................   6
Item 6.  Selected Financial Data..........................................   *
Item 7.  Management's Narrative Analysis of Results of Operations.........   6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  12
Item 8.  Financial Statements and Supplementary Data......................  12
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  12

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...............   *
Item 11. Executive Compensation...........................................   *
Item 12. Security Ownership of Certain Beneficial Owners and Management...   *
Item 13. Certain Relationships and Related Transactions...................   *

                        PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  13

         Signatures.......................................................  17
         Index to Financial Statements.................................... F-1


-------------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

                                    PART I

ITEM 1.   BUSINESS

BRIEF DESCRIPTION OF BUSINESS

     We are a wholly-owned subsidiary of EchoStar Communications Corporation, a publicly traded company on the Nasdaq National Market. Our company was formed under Colorado law in January 1996 for the initial purpose of participating in an FCC auction. On January 26, 1996, we submitted the winning bid of $52.3 million for 24 DBS frequencies at the 148DEG. West Longitude orbital location. Funds necessary to complete the purchase of the DBS frequencies and commence construction of our fourth DBS satellite, EchoStar IV, were advanced to us by our parent company and EchoStar Satellite Broadcasting Corporation, or ESBC. In June 1997, we sold the 1997 notes which consisted of $375 million of 12 1/2% Senior Secured Notes due 2002. The 1997 notes were retired on January 25, 1999 upon completion of the tender offers described below. Prior to consummation of the 1997 notes offering, our parent company contributed the outstanding capital stock of ESBC to us.
As a result of the contribution, ESBC became our wholly-owned subsidiary.
This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as our predecessor.

     Unless otherwise stated, or the context otherwise requires, references to EchoStar and our parent company shall include all of its direct and indirect wholly-owned subsidiaries. We refer readers of this report to EchoStar's Annual Report for the year ended December 31, 1998. Substantially all of our operations are conducted by subsidiaries. Our operations include three interrelated business units:

     - The DISH Network--our direct broadcast satellite, or DBS, subscription television service in the United States. As of December 31, 1998, we had approximately 1.9 million DISH Network subscribers.

     - EchoStar Technologies Corporation--our engineering division, which is principally responsible for the design of digital set-top boxes, or satellite receivers, necessary for consumers to receive DISH Network programming, and set-top boxes sold to international direct-to-home satellite operators. We also provide uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

     - Satellite Services--our division that provides video, audio and data services to business television customers and other satellite users.

RECENT DEVELOPMENTS

REORGANIZATION

     During March 1999, our parent company received approval from the FCC to implement a plan to reorganize certain of its direct and indirect wholly-owned subsidiaries in order to streamline its organization and operations. During the first quarter of 1999, we intend to place ownership of all of our direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation. For additional information regarding our organizational structure, see Note 1 to our Combined and Consolidated Financial Statements. DirectSat Corporation and Direct Broadcasting Satellite Corporation which currently own EchoStar II and EchoStar III, respectively, will both be merged into EchoStar Satellite Corporation. Our parent also intends to merge EchoStar Space Corporation into EchoStar Satellite Corporation. Dish, Ltd., and ESBC will be merged into us.
EchoStar IV and the related FCC licenses, which are currently owned by us, and those satellites and FCC licenses to be acquired in the transaction with News Corporation Limited and MCI Telecommunications Corporation/WorldCom, also will be transferred to EchoStar Satellite Corporation. Direct Broadcasting Satellite Corporation and EchoStar Space Corporation's assets consist principally of certain satellite and FCC authorization assets. There are no significant operating activities conducted by either Direct Broadcasting Satellite Corporation or EchoStar Space Corporation.

AGREEMENT WITH NEWS CORPORATION LIMITED AND MCI TELECOMMUNICATIONS CORPORATION/WORLDCOM

     On November 30, 1998, our parent company announced an agreement with MCI, News Corporation and its American Sky Broadcasting, LLC subsidiary, pursuant to which it would acquire or receive:

     - the rights to 28 frequencies at the 110DEG. WL orbital location from which we could transmit programming to the entire continental
       United States;

     - two DBS satellites constructed by Space Systems/Loral, delivered in-orbit, and currently expected to be launched in 1999;

     - a recently-constructed digital broadcast operations center located in Gilbert, Arizona;

     - a worldwide license agreement to manufacture and distribute set-top boxes internationally using News Data System, Limited's encryption/decoding technology;

     - a commitment by an affiliated entity of News Corporation to purchase from EchoStar Technology Corporation a minimum of 500,000 set-top boxes; and

     - a three-year, no fee retransmission consent agreement for DISH Network to rebroadcast FOX Network owned-and-operated local station signals to their respective markets.

     Our parent company will not incur any costs associated with the construction, launch or insurance (including launch insurance and one year of in-orbit insurance) of the two DBS satellites. Our parent company and MCI also agreed that MCI will have the non-exclusive right to bundle DISH Network service with MCI's telephony service offerings on mutually agreeable terms. In addition, our parent company agreed to carry the FOX News Channel on the DISH Network. Our parent company received standard program launch support payments in exchange for carrying the programming. Throughout this document, we refer to the above transaction as the "110 acquisition".

     Subject to FCC approval, if we combine the capacity of the two newly acquired satellites with our four current satellites, we expect that DISH Network will have the capacity to provide more than 500 channels of programming, Internet and high-speed data services and high definition television nationwide to a subscriber's single 18-inch satellite dish. We also believe that this transaction would position us to offer a one-dish solution for satellite-delivered local programming to major markets across the country. Since we plan to use many of those channels for local programming, no particular consumer could subscribe to all 500 channels, but all of those channels would be capable of being received from a single dish. We also expect to be able to begin small dish service to Alaska, Hawaii, Puerto Rico and the United States territories in the Caribbean. However, we expect to expend over $100 million, and perhaps more than $125 million during 1999 and 2000 in one-time expenses associated with repositioning subscriber satellite dishes to the new orbital location.

     In connection with this agreement, the litigation with News Corporation described below under "LEGAL PROCEEDINGS" has been stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fulfill a condition within the control of, News Corporation or MCI, or in certain other limited circumstances.

     During December 1998, the Department of Justice provided antitrust clearance for the transaction to proceed. Both the FCC and our parent company's shareholders still must approve the transaction before we can close. Charles W. Ergen, our parent company's controlling shareholder, has agreed to vote in favor of the transaction, so shareholder approval is assured. During December 1998, our parent company asked the FCC to approve the transaction. That approval has not yet been provided and we can not predict when the FCC will act on our parent company's request. To the best of our knowledge, our parent company does not need to obtain any other regulatory approvals prior to consummating the transaction.

     Beneficial interest in substantially all of the assets and rights to be acquired by EchoStar in the 110 acquisition will be transferred us promptly after closing.

TENDER OFFERS

     On December 23, 1998, our parent company commenced cash tender offers as part of a plan to refinance its indebtedness at more favorable interest rates and terms. Our parent company offered to purchase any and all of the following debt securities:

     - the 12 7/8% Senior Secured Discount Notes due June 1, 2004 issued by Dish, Ltd.;

     - the 13 1/8% Senior Secured Discount Notes due 2004 issued by ESBC and;

     - the 1997 notes which were issued by us.

     Our parent company also announced that it had sent to all holders of its issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004 a notice to exchange all of the outstanding shares of Series B Preferred Stock into 12 1/8% Senior Preferred Exchange Notes due 2004 on the terms and conditions set forth in the certificate of designation relating to the Series B Preferred Stock. The Senior Exchange Notes were issued on January 4, 1999. Immediately following the exchange, our parent company commenced an offer to purchase any and all outstanding Senior Exchange Notes.

     The tender offers for the first three issues of notes were consummated on January 25, 1999. The tender offers were funded with proceeds from the offering of the 9 1/4% Senior Notes due 2006 and the 9 3/8% Senior Notes due 2009, collectively referred to as the notes. Holders of more than 99% of each issue of debt securities tendered their notes and consented to certain amendments to the indentures governing the notes that eliminated substantially all of the restrictive covenants and amended certain other provisions. The tender offer for the Senior Exchange Notes expired on February 1, 1999 and was funded by us with proceeds from the issuance of the Notes. More than 99% of the outstanding Senior Exchange Notes were validly tendered.

ITEM 2.   PROPERTIES

     The following table sets forth certain information concerning our material properties:

                                                                         APPROXIMATE     OWNED OR
DESCRIPTION/USE                             LOCATION                   SQUARE FOOTAGE     LEASED
---------------                             --------                   --------------    -------
Corporate headquarters and customer
  service center.......................     Littleton, Colorado            156,000       Owned
EchoStar Technologies Corporation
  office and distribution center.......     Englewood, Colorado            155,000       Owned
Warehouse and distribution center......     Denver, Colorado               132,800       Leased
Customer service center................     McKeesport, Pennsylvania       100,000       Leased
Office and distribution center.........     Sacramento, California          78,500       Owned
Digital broadcast operations center....     Cheyenne, Wyoming               55,000       Owned
Customer service center................     Thornton, Colorado              55,000       Owned
European headquarters and warehouse....     Almelo, The Netherlands         53,800       Owned


ITEM 3.   LEGAL PROCEEDINGS

THE NEWS CORPORATION LIMITED

     During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other things, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News Corporation also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at the 110 WL orbital slot purchased by MCI for more than $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led the parties to litigation. In mid-1997, EchoStar filed a complaint seeking specific performance of this agreement and damages, including lost profits. News Corporation filed an answer and counterclaims seeking unspecified damages, denying all of the material allegations and asserting numerous defenses. Discovery commenced in July 1997, and the case was set for trial commencing March 1999. In connection with the pending 110 acquisition, the litigation between EchoStar and News Corporation will be stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fill a condition within the control of, News Corporation or MCI.

     In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its lawyers, which provides for the lawyers to be paid a percentage of any net recovery obtained in its dispute with News Corporation. Although they have not been specific, the lawyers have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the lawyers' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability thereunder. If the lawyers and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved under arbitration. It is too early to determine the outcome of negotiations or arbitration regarding this fee dispute.

WIC PREMIUM TELEVISION LTD.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, USSB, ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. and Echosphere. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

BROADCAST NETWORK PROGRAMMING

     Section 119 of the Satellite Home Viewer Act authorizes EchoStar to substitute satellite-delivered network signals its subscribers, but only if those subscribers qualify as "unserved households", defined in the Satellite Home Viewer Act, those that, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity (as defined by the FCC) of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

     The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The United States District Court for the Southern District of Florida has entered nationwide preliminary and permanent injunctions preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in according to certain stipulations in the injunction. The preliminary injunction took effect on February 28, 1999, and the permanent injunction is set to take effect on April 30, 1999. The injunctions cover "distributors" as well. The plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions to homes delineated by a contour in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

     EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network signals directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

     On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights.

     On November 5, 1998, several broadcast parties, acting on prior threats filed a complaint alleging, among other things, copyright infringement against EchoStar in federal district court in Miami. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The networks also filed a counter claim containing similar allegations against us in the Colorado litigation.

     On February 24, 1999, CBS, NBC, Fox, and ABC filed with the court a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV in response to an announcement by DIRECTV that it was discontinuing retransmission of the programming of the four networks received from PrimeTime 24 and would instead distribute its own package of network affiliates to its existing subscribers. On February 25, 1999, the court granted CBS and Fox a temporary restraining order requiring DIRECTV and its agents and those who act in active concert or participation with DIRECTV, not to deliver CBS or Fox programming to subscribers who do not live in "unserved households." For purposes of determining whether a subscriber is "unserved," the court referred to a modified version of the Longley-Rice signal propagation model. The modifications in some respects reflect an order adopted by the FCC on February 2, 1999. On March 12, 1999, DIRECTV and the four major broadcast networks and their affiliates announced that they have reached a settlement of that dispute. Under the terms of the settlement, DIRECTV, stations and networks have agreed on a timeframe to disconnect distant broadcast network signals from subscribers predicted to be ineligible based on a modified version of the Longley-Rice signal propagation model. Subscribers predicted to be ineligible who obtain consent from the affected affiliate stations to receive their signals via satellite will not lose receipt of their distant network signals. We are not sure what effect this development will have on our business.

     On March 24, 1999, the United States District Court for the District of Colorado transferred our Colorado declaratory judgment action to Miami, where it will in all likelihood be consolidated with the November 2, 1998 suit filed against us by the broadcasters. It is likely that the broadcasters will move forward on their lawsuit filed in Miami and will seek similar remedies against us, including a temporary restraining order requiring us to stop delivering network signals to subscribers who do not live in "unserved households." Depending upon the terms, a restraining order could result in us having to terminate delivery of network signals to a material portion of our subscriber base, which could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber turnover.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the our financial position or results of operations.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 19, 1997, all 1,000 authorized, issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

     We have never declared or paid any cash dividends on our common stock and do not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. Our ability to declare dividends is affected by covenants in our debt facilities.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.   SUCH FORWARD-LOOKING STATEMENTS
INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS WHICH COULD RESULT FROM PENDING LITIGATION OR LEGISLATION; LOWER THAN EXPECTED DEMAND FOR OUR DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; OUR INABILITY TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FCC; AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE, OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; A MERGER OF EXISTING DBS COMPETITORS; A CHANGE IN THE REGULATIONS GOVERNING THE SUBSCRIPTION TELEVISION SERVICE INDUSTRY; THE OUTCOME OF ANY LITIGATION IN WHICH WE MAY BE INVOLVED; FAILURE TO CONSUMMATE THE 110 ACQUISITION; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

     REVENUE. Total revenue for the year ended December 31, 1998 was $986 million, an increase of $510 million compared to total revenue for the year ended December 31, 1997 of $476 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth combined with increased revenue from our ETC and Satellite Services business units. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $669 million for the year ended December 31, 1998, an increase of $370 million or 124% compared to 1997. This increase was directly attributable to the increase in the number of DISH Network subscribers. Average DISH Network subscribers for the year ended December 31, 1998 increased approximately 120% compared to 1997. As of December 31, 1998, we had approximately 1.9 million DISH Network subscribers compared to 1.04 million at December 31, 1997. Monthly revenue per subscriber approximated $39.25 and $38.50 during the years ended December 31, 1998 and 1997, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the year ended December 31, 1998, DTH equipment sales and integration services totaled $254 million, an increase of $164 million compared to 1997. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by us to international DTH service operators. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in the volume of set-top boxes sold.

     Substantially all of our ETC revenues have resulted from sales to two international DTH providers. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to an expected decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition, we expect that our DTH equipment and integration services revenue will decline during 1999 as compared to 1998. Such revenue may decline in 1999 by as much as 50% as compared to 1998.

     During July 1998, Telefonica, one of the two DTH service providers described above, announced its intention to merge with Sogecable (Canal Plus Satellite), one of its primary competitors. In October 1998, Telefonica announced that the merger negotiations had been suspended. Subsequently, negotiations between Telefonica and Canal Plus Satellite have resumed. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot yet predict what impact, if any, consummation of this merger might have on our future sales to Telefonica. As part of the 110 acquisition, we received a minimum order from a subsidiary of News Corporation for 500,000 set-top boxes. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such additional negotiations will be successful.

     Satellite services revenue totaled $22 million during 1998, an increase of $11 million as compared to 1997. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

     DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $397 million during 1998, an increase of $204 million or 106%, compared to 1997. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 59% and 65% of subscription television services revenue during 1998 and 1997, respectively. Although we expect DISH Network operating expenses as a percentage of subscription television services revenue to decline modestly from 1998 levels in future periods, this expense to revenue ratio could increase.

     Subscriber-related expenses totaled $298 million during 1998, an increase of $154 million compared to 1997. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 45% of subscription television services revenues during 1998 compared to 48% during 1997. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses on a per subscriber basis, which resulted from a change in product mix combined with price discounts received from certain content providers.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $72 million during 1998, an increase of $37 million as compared to 1997. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 11% of subscription television services revenue during 1998 compared to 12% of subscription television services revenue during 1997. Although we expect customer service center and other expenses as a percentage of subscription television services revenue to remain near 1998 levels in the future, this expense to revenue ratio could increase.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $26 million during 1998, an $11 million increase compared to 1997. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites are placed in service.

     COST OF SALES--DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales--DTH equipment and integration services totaled $175 million during 1998, an increase of $114 million compared to 1997. This increase is consistent with the increase in DTH equipment revenue. Cost of sales--DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators. As a percentage of DTH equipment revenue, cost of sales represented 69% and 68% during 1998 and 1997, respectively. We expect that cost of sales may increase as a percentage of DTH equipment revenue in the future due to price pressure resulting from increased competition from other providers of DTH equipment.

     MARKETING EXPENSES. Marketing expenses totaled $332 million during 1998, an increase of $149 million or 81%, compared to 1997. The increase in marketing expenses was primarily attributable to the increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. During all of 1998 we recognized subscriber promotion subsidies as incurred. These expenses totaled $284 million during 1998, an increase of $135 million over 1997. This increase resulted from increased subscriber activations and the immediate recognition of all subscriber promotion subsidies incurred in 1998, due to the removal of any prepaid subscription requirement. During 1997, a portion of such expenses were initially deferred and amortized over the related prepaid subscription term, generally one year. Advertising and other expenses totaled $48 million during 1998, an increase of $13 million over 1997.

     During 1998, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $314 million, or approximately $285 per new subscriber activation. Comparatively, our 1997 subscriber acquisition costs, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $252 million, or approximately $340 per new subscriber activation. The decrease in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from decreases in the manufactured cost of EchoStar receiver systems. We expect that our subscriber acquisition costs, on a per new subscriber activation basis, will increase in the near-term as we introduce aggressive marketing promotions to acquire new subscribers. For example, during 1999 we introduced the PrimeStar bounty program. Our subscriber acquisition costs under this program are significantly higher than those under our other marketing programs. To the extent that we either extend the duration of the PrimeStar bounty program or begin to offer similar bounty programs for other competitors' subscribers, our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, will materially increase.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $95 million during 1998, an increase of $29 million as compared to 1997. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 10% during 1998 compared to 14% during 1997. Although we expect that G&A expenses as a percentage of total revenue will approximate 1998 levels or decline modestly in the future, this expense to revenue ratio could increase.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA was negative $29 million and negative $52 million, during 1998 and 1997, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $48 million for 1998 compared to negative $173 million for 1997. This improvement in EBITDA principally resulted from increases in our ETC and DISH Network revenues. We believe our ability to repay our existing debt will be significantly influenced by our ability to continue to improve reported EBITDA. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     We believe it is common practice in the telecommunications industry for investment bankers and others to use various multiples of current or projected EBITDA for purposes of estimating current or prospective enterprise value and as one of many measures of operating performance. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, because EBITDA is independent of the actual leverage employed by the business; but EBITDA ignores funds needed for capital expenditures and expansion. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. However, EBITDA does not purport to represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     EBITDA differs significantly from cash flows from operating activities reflected in the consolidated statement of cash flows. Cash from operating activities is net of interest and taxes paid and is a more comprehensive determination of periodic income on a cash (vs. accrual) basis, exclusive of non-cash items of income and expenses such as depreciation and amortization. In contrast, EBITDA is derived from accrual basis income and is not reduced for cash invested in working capital. Consequently, EBITDA is not affected by the timing of receivable collections or when accrued expenses are paid.
We are not aware of any uniform standards for determining EBITDA and believe presentations of EBITDA may not be calculated consistently by different entities in the same or similar businesses. EBITDA is shown before and after amortization of subscriber acquisition costs, which were deferred through September 1997 and amortized over one year.

     During the fourth quarter of 1998, we introduced the DISH Network One-Rate Plan. Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate of up to $299 on the purchase of certain EchoStar receiver systems. Consequently, the costs of acquiring subscribers who qualify for the DISH Network One-Rate Plan are materially higher than for other DISH Network subscribers. The rebate is contingent upon the subscriber's one-year commitment to subscribe to the America's Top 100 CD programming package and two premium channel packages, committing the subscriber to a monthly programming payment of at least $48.98. The consumer must pay the entire sales price of the system at the time of purchase, but is not required to prepay for the programming. After receiving the subscriber's first full programming payment (equal to $97.96 for two months of programming), we issue a rebate of up to $299 to the subscriber. Although subscriber acquisition costs are materially higher under the DISH Network One-Rate Plan, we believe that these customers are more profitable because of the higher average revenue per subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to churn than other DISH Network subscribers. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least April 1999.

     Our subscriber acquisition costs, both in the aggregate and on a per subscriber basis, will increase in direct relation to the participation rate in the DISH Network One-Rate Plan. While we presently expect approximately one-third of our new subscriber activations to result from the DISH Network One-Rate Plan during the duration of the promotion, the actual consumer participation level could be significantly higher. To the extent that actual consumer participation levels exceed present expectations and subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses during 1998, including amortization of subscriber acquisition costs of $19 million, aggregated $102 million, a $71 million decrease compared to 1997. The decrease in depreciation and amortization expenses principally resulted from a decrease in amortization of subscriber acquisition costs of $102 million, partially offset by an increase in depreciation related to the commencement of operation of EchoStar III, EchoStar IV and other depreciable assets placed in service during 1998. Promotional programs changed in October 1997 and we ceased deferral of subscriber acquisition costs after that date. All previously deferred costs were fully amortized during 1998

     OTHER INCOME AND EXPENSE. Other expense, net totaled $163 million during 1998, an increase of $64 million as compared to 1997. The increase in other expense resulted primarily from interest expense associated with our 12 1/2% Senior Secured Notes due 2002 issued in June 1997, combined with increased interest expense resulting from increased accreted balances on our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994 and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996.

YEAR 2000 READINESS DISCLOSURE

     We have assessed and continue to assess the impact of the Year 2000 issue on our computer systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. Thus, as the century date approaches, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computer systems to process critical financial and operational information incorrectly. If our Year 2000 remediation plan is not successful or is not completed in a timely manner, the Year 2000 issue could significantly disrupt our ability to transact business with our customers and suppliers, and could have a material impact on our operations. Even if our Year 2000 remediation plan is successful or completed on time, there can be no assurance that the systems of other companies with which our systems interact will be timely converted, or that any such failure to convert by another company would not have an adverse effect on our business or operations.

     We have established a five-phase plan to address potential Year 2000 issues:

     - INVENTORY--the identification of all relevant hardware, embedded software, system software and application software to establish the scope of subsequent phases;
     - ASSESSMENT--the process of evaluating the current level of Year 2000 readiness of all components identified in the inventory phase, defining actions necessary to retire, replace or otherwise correct all non-conforming components and estimating resources and timelines required by action plans;
     - REMEDIATION--the correction of previously identified Year 2000 issues; Validation/testing--the evaluation of each component's performance as the date is rolled forward to January 1, 2000 and other dates and times relating to the Year 2000 issue; and
     - IMPLEMENTATION--the process of updating components and correcting
       Year 2000 issues in the production operating environment of a system.

     In connection with this effort, we have segregated our computer systems and corresponding Year 2000 readiness risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems.

INTERNAL FINANCIAL AND ADMINISTRATIVE SYSTEMS

     With respect to our internal financial and administrative systems, we have completed the inventory phase of the Year 2000 readiness plan by identifying all systems with potential Year 2000 problems. We are currently in the process of assessing these systems by communicating with our outside software and hardware vendors and reviewing their certifications of Year 2000 readiness, as well as reviewing internal custom programming codes. We expect to have the assessment phase substantially completed by April 1999.

     Upon completion of the assessment phase, we will begin the remediation and validation/testing phases. During the remediation phase, we will attempt to correct all problems detected while performing the assessment phase. During the validation/testing phase, we will create a parallel environment of all internal and administrative systems. We will run tests on the parallel environment to assess its reaction to changes in dates and times relating to the Year 2000 issue. We currently expect the remediation and validation/testing phases to be complete by June 1999.

     Once all known problems are corrected within the parallel environment, we will make changes to the actual operating environment of our internal financial and administrative systems during the implementation phase. We currently expect to complete the implementation phase by August 1999. Upon successful completion of the implementation phase we will be able to certify our Year 2000 readiness. While there can be no assurance, we currently believe that our internal financial and administrative systems are Year 2000 ready.

SERVICE-DELIVERY SYSTEMS

     We have defined service-delivery systems as all internal systems necessary to deliver DISH Network programming to our subscribers. During the inventory phase we initially identified our set-top boxes, compression and conditional access systems at our digital broadcast center, DBS satellites and third-party billing system as systems with potential Year 2000 issues.

     Given the interdependent nature of the receiver and broadcast systems used to deliver our service, we previously implemented a smaller, offline version of our overall system to aid in the evaluation and test of hardware and software changes that normally occur over time. This system gives us the ability to perform "real-time" testing of the various elements of the system by simulating the year 2000 rollover, and confirming system operation. This ability to perform accurate offline simulations has provided a tremendous benefit to our Year 2000 test process.

     We have completed initial testing of our set-top receivers. During these tests, the dates in the broadcast system, and hence the set-top receivers were rolled forward to each of the dates and times affected by the Year 2000 issue. We deemed these initial tests successful, as no problems were detected during thorough testing of the set-top receivers when the dates were rolled forward. These tests also affirm the integrity of the broadcast systems supplying the set-top receivers with critical operational system information. As new technology and software are integrated into our set-top receivers, we will perform additional testing to attempt to ensure continued Year 2000 readiness.

     In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and are currently in the remediation phase of our Year 2000 readiness plan. The remediation phase of the plan is expected to be complete by April 1999. We expect to perform validation and testing of communications between our digital broadcast center and our DBS satellites during the third quarter of 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

     During the assessment of our DBS satellites, we determined that our satellites do not operate under a calendar-driven system. Therefore, we do not expect changes in dates and times to affect the operation of our DBS satellites.

     We are currently working with the vendor of our third-party billing system to attempt to ensure its Year 2000 readiness. This vendor has indicated it has completed all remediation activities and is currently in the final stages of testing/validation. Subsequent to completion of its testing/validation activities, the vendor has indicated it will contractually certify its Year 2000 readiness during the second quarter of 1999, however we can not provide any assurance in this regard.

THIRD-PARTY SYSTEMS

     We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 70% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification. We presently expect to complete this process by April 1999 and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

CONTINGENCY PLANNING

     We also are involved in limited contingency planning. In the event that previously undetected Year 2000 issues arise, contingency plans will be used to try to mitigate potential system problems. Our internal financial and administrative and service-delivery contingency plan includes making back-up copies of certain systems as well as using standby power generators at our digital broadcasting center. With respect to other third-party systems, we will continue to contact our critical vendors in order to obtain certification of their Year 2000 readiness. However, no assurance can be made that such contingency plans will resolve any Year 2000 problems that may occur, in a manner which is satisfactory or desirable to us.

COSTS

     We have not yet determined the full cost of our Year 2000 readiness plan and its related impact on our financial condition. In the ordinary course of business, we have made capital expenditures over the past few years to improve our systems, for reasons other than Year 2000 remediation. Because these upgrades also resulted in improved Year 2000 readiness, replacement and remediation costs have not been material. We currently have budgeted $300,000 for the completion of our Year 2000 readiness plan. While there can be no assurance, we believe our costs to successfully mitigate the Year 2000 issue will not be material to our operations. No assurance can be made, however, as to the total cost for the Year 2000 plan until the plan has been completed.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance that requires capitalization of certain costs incurred during an internal-use software development project. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We do not expect that adoption of SOP 98-1 will materially affect our consolidated financial statements.

INFLATION

     Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures. We do not have any material backlog of our products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to our debt obligations and cash and marketable investment securities (unrestricted and restricted) portfolio.

     As of December 31, 1998, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $1.9 billion using quoted market prices where available, or discounted cash flow analyses.
 The market risk associated with our debt is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $50.8 million.

     Based on our average balance of cash and cash equivalents and restricted and unrestricted marketable investment securities during 1998, a 10% decrease in the average interest rate experienced in 1998 would not materially impact our annual interest income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         (1) FINANCIAL STATEMENTS                                                           PAGE
                                                                                             ----
             Report of Independent Public Accountants....................................... F-2
             Combined and Consolidated Balance Sheets at December 31, 1997 and 1998......... F-3
             Combined and Consolidated Statements of Operations and Comprehensive Loss
               for the years ended December 31, 1996, 1997 and 1998......................... F-4
             Combined and Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1996, 1997 and 1998......................... F-5
             Combined and Consolidated Statements of Cash Flows for the years ended
               December 31, 1996, 1997 and 1998............................................. F-6
             Notes to Combined and Consolidated Financial Statements........................ F-7

         (2) FINANCIAL STATEMENT SCHEDULES

             None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

         (3) EXHIBITS

Exhibit No.   Description

  3.1(a)* Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.4(a) to the Company's Registration
              Statement on Form S-4, Registration No. 333-31929).

  3.1(b)*     Bylaws of the Company (incorporated by reference to Exhibit
              3.4(b) to the Company's Registration Statement on Form S-4,
              Registration No. 333-31929).

  4.1*        Indenture relating to the Seven Year Notes, dated as of January
              25, 1999, by and among the Company, the Guarantors and U.S.
              Bank Trust National Association, as trustee.(incorporated by reference to Exhibit 4.1 to the Company's Registration
              Statement on Form s-4, Registration No. 333-71345).

  4.2*        Indenture relating to the Ten Year Notes, dated as of January
              25, 1999, by and among the Company, the Guarantors and U.S.
              Bank Trust National Association, as trustee. (incorporated by reference to Exhibit 4.3 to the Company's Registration
              Statement on Form s-4, Registration No. 333-71345).

  4.3* Registration Rights Agreement relating to the Seven Year Notes by and among the Company, the Guarantors and the parties named therein. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form s-4, Registration No.
              333-71345).

  4.4* Registration Rights Agreement relating to the Ten Year Notes by and among the Company, the Guarantors and the parties named therein. (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form s-4, Registration No.
              333-71345).

 10.1(a)* Satellite Construction Contract, dated as of February 6, 1990, between EchoStar Satellite Corporation ("ESC") and Martin
              Marietta as successor to General Electric, EchoStar,
              Astro-Space Division ("General Electric") (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form S-1 of Dish, Ltd. ("Dish") Registration No. 33-76450).

 10.1(b)* First Amendment to the Satellite Construction Contract, dated as of October 2, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form S-1 of
              Dish, Registration No. 33-76450).



 10.1(c)* Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of
              Dish, Registration No. 33-76450).

 10.1(d)* Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta
              (incorporated by reference to Exhibit 10.1(d)to the Registration Statement on Form S-1 of Dish, Registration
              No. 33-76450).

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

 10.5*        Key Employee Bonus Plan, dated as of January 1, 1994
              (incorporated by  reference to Exhibit 10.7 to the Registration
              Statement on Form S-1 of Dish, Registration No. 33-76450).

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

 10.8*        Dish 1994 Stock Incentive Plan (incorporated by reference to
              Exhibit 10.11 to the Registration Statement on Form S-1 of
              Dish, Registration No. 33-76450).

 10.9*        Form of Tracking, Telemetry and Control Contract between AT&T
              Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration
              No. 33-81234).



 10.10*       Manufacturing Agreement, dated as of March 22, 1995, between
              Houston Tracker Systems, Inc. and SCI Technology, Inc.
              (incorporated by reference to Exhibit 10.12 to the Registration
              Statement on Form S-1 of Dish, Commission File No. 33-81234).

 10.11* Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of
              EchoStar Communications Corporation ("ECC"), Registration
              No. 33-91276).

 10.12*       Statement of Work, dated January 31, 1995 from ESC to Divicom
              Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of ECC, Registration
              No. 33-91276).

 10.13* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and
              Lockheed-Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of ECC, Registration No. 33-91276).

 10.14* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
              ECC, Registration No. 33-91276).

 10.15(a)*    Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
              Marietta (incorporated by reference to Exhibit 10.17(a) to the
              Quarterly Report on Form 10-Q of ECC for the quarter ended
              June 30, 1996, Commission File No. 0-26176).

 10.15(b)*    Ninth Amendment to Satellite Construction Contract, dated as of
              February 1, 1994, between DirectSat Corporation and Martin
              Marietta (incorporated by reference to Exhibit 10.15 to the
              Registration Statement of Form S-4 of ECC, Registration
              No. 333-03584).

 10.15(c)*    Tenth Amendment to Satellite Construction Contract, dated as of
              July 18, 1996, between DirectSat Corporation and Martin
              Marietta (incorporated by reference to Exhibit 10.17(b) to the
              Quarterly Report on Form 10-Q of ECC for the quarter ended
              June 30, 1996, Commission File No. 0-26176).

 10.16* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of ECC for the quarter ended June 30, 1996, Commission File
              No. 0-26176).

 10.17* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995
              (incorporated by reference to Exhibit 10.14 to the Registration
              Statement of Form S-4 of ECC, Registration No. 333-03584).

 10.18*       Right and License Agreement by and among HTS and Asia
              Broadcasting and Communications Network, Ltd., dated December
              19, 1996 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of ECC for the year ended December 31,
              1996, as amended, Commission file No. 0-26176).

 10.19*       Agreement between HTS, ESC and ExpressVu Inc., dated January 8,
              1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of ECC for the year ended
              December 31, 1996, as amended, Commission file No. 0-26176).

 10.20* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting
              Corporation, a Delaware corporation ("DBSC") and Martin
              Marietta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 10.21* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin
              Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).



 10.22*       Contract for Launch Services, dated April 5, 1996, between
              Lockheed Martin Commercial Launch Services, Inc. and EchoStar
              Space Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

 10.23* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips
              Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

 10.24* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for quarterly period ended March 31, 1998, Commission
              File No. 0-26176).

 10.25* Agreement to form NagraStar LLC, dated as of June 23, 1998 by and between Kudelski S.A., ECC and ESC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for quarterly period ended June 30, 1998, Commission
              File No. 0-26176).

 10.26*       Purchase Agreement by and among American Sky Broadcasting, LLC,
              The News Corporation Limited, MCI Telecommunications
              Corporation and EchoStar Communications Corporation, dated
              November 30, 1998. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by ECC on November 30, 1998, Commission
              File No. 0-26176).

 10.27* Form of Registration Rights Agreement to be entered into among EchoStar Communications Corporation, MCI Telecommunications
              Corporation, and a to-be-named wholly-owned subsidiary of MCI
              Telecommunications Corporation, American Sky Broadcasting, LLC, and a to-be-named wholly-owned subsidiary of The News
              Corporation Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998).

 10.28*       Voting Agreement dated November 30, 1998, among EchoStar
              Communications Corporation, American Sky Broadcasting, LLC, The
              News Corporation Limited and MCI Telecommunications Corporation
              (incorporated by reference to Exhibit 10.3 to the Current
              Report on Form 8-K of EchoStar, filed as of December 1, 1998).

 27+          Financial Data Schedule.


-------------------

*    Incorporated by reference.
**   Constitutes a management contract or compensatory plan or arrangement.
+    Filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ECHOSTAR DBS CORPORATION

                                       By: /s/ STEVEN B. SCHAVER
                                          ---------------------------
                                          Steven B. Schaver
                                          Chief Financial Officer

Date:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                    Title                              Date
---------                    -----                              ----

/s/ CHARLES W. ERGEN         President and Director             March 29, 1999
------------------------     (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


/s/ STEVEN B. SCHAVER        Chief Financial Officer            March 29, 1999
------------------------     (PRINCIPAL FINANCIAL OFFICER)
Steven B. Schaver


/s/ JAMES DEFRANCO           Director                           March 29, 1999
------------------------
James DeFranco


/s/ DAVID K. MOSKOWITZ       Director                           March 29, 1999
------------------------
David K. Moskowitz



* By: /s/ DAVID K. MOSKOWITZ
     ------------------------
        David K. Moskowitz
        Attorney-in-Fact

           INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants............................   F-2
   Combined and Consolidated Balance Sheets at December 31, 1997
     and 1998..........................................................   F-3
   Combined and Consolidated Statements of Operations and Comprehensive
     Loss for the years ended December 31, 1996, 1997 and 1998.........   F-4
   Combined and Consolidated Statements of Changes in Stockholder's
     Equity for the years ended December 31, 1996, 1997 and 1998.......   F-5
   Combined and Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1997 and 1998............................   F-6
   Notes to Combined and Consolidated Financial Statements.............   F-7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar DBS Corporation:

         We have audited the accompanying combined and consolidated balance sheets of EchoStar DBS Corporation (a Colorado corporation) and affiliates and subsidiaries, as described in Note 1, as of December 31, 1997 and 1998, and the related combined and consolidated statements of operations and comprehensive loss, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of EchoStar DBS Corporation and affiliates and subsidiaries as of December 31, 1997 and 1998, and the combined and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
March 2, 1999.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         DECEMBER 31,
                                                                                  ----------------------------
                                                                                      1997             1998
                                                                                  -----------      -----------
ASSETS
Current Assets:
   Cash and cash equivalents.................................................     $    62,059      $    25,308
   Marketable investment securities..........................................           3,906            7,000
   Trade accounts receivable, net of allowance for
      uncollectible accounts of $1,347 and $2,996, respectively..............          66,045          107,743
   Inventories...............................................................          22,993           76,708
   Other current assets......................................................          28,264           24,823
                                                                                  -----------      -----------
Total current assets.........................................................         183,267          241,582
Restricted Assets:
   Insurance receivable (Note 3).............................................               -          106,000
   Interest escrow...........................................................         112,284           69,129
   Satellite escrow and other restricted cash and marketable investment
      securities.............................................................          75,478            8,528
                                                                                  -----------      -----------
Total restricted cash and marketable investment securities...................         187,762          183,657
Property and equipment, net..................................................         859,284          853,818
FCC authorizations, net......................................................          99,220          103,266
Advances to affiliates, net..................................................           2,021                -
Deferred tax assets..........................................................          64,409           60,638
Other noncurrent assets......................................................          35,811           27,212
                                                                                  -----------      -----------
     Total assets............................................................     $ 1,431,774      $ 1,470,173
                                                                                  -----------      -----------
                                                                                  -----------      -----------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable....................................................     $    69,036      $    90,562
   Deferred revenue..........................................................         122,215          132,857
   Accrued expenses..........................................................          97,090          176,158
   Advances from affiliates, net.............................................               -           54,805
   Current portion of long-term debt.........................................          17,885           22,679
                                                                                  -----------      -----------
Total current liabilities....................................................         306,226          477,061

Long-term obligations, net of current portion:
   1994 Notes................................................................         499,863          571,674
   1996 Notes................................................................         438,512          497,955
   1997 Notes................................................................         375,000          375,000
   Mortgages and other notes payable, net of current portion.................          51,846           43,450
   Notes payable to ECC, including accumulated interest......................          54,597           59,812
   Long-term deferred satellite services revenue and other
     long-term liabilities...................................................          19,500           33,358
                                                                                  -----------      -----------
Total long-term obligations, net of current portion..........................       1,439,318        1,581,249
                                                                                  -----------      -----------
     Total liabilities.......................................................       1,745,544        2,058,310

Commitments and Contingencies (Note 8)

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 3,000 shares authorized, issued and                        -                -
   outstanding...............................................................
   Additional paid-in capital................................................         125,164          145,164
   Accumulated other comprehensive loss......................................              (8)               -
   Accumulated deficit.......................................................        (438,926)        (733,301)
                                                                                  -----------      -----------
Total stockholder's equity (deficit).........................................        (313,770)        (588,137)
                                                                                  -----------      -----------
     Total liabilities and stockholder's equity (deficit)....................     $ 1,431,774       $1,470,173
                                                                                  -----------      -----------
                                                                                  -----------      -----------


   See accompanying Notes to Combined and Consolidated Financial Statements.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
    COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                             1996             1997            1998
                                                          -----------     -----------     -----------
REVENUE:
   DISH Network:
     Subscription television services.................    $   49,650      $  298,883      $  669,310
     Other............................................         8,238          42,925          12,799
                                                          -----------     -----------     -----------
   Total DISH Network.................................        57,888         341,808         682,109
   DTH equipment sales and integration services.......        77,390          90,263         253,841
   Satellite services.................................         5,822          11,135          22,304
   C-band and other...................................        56,003          32,696          27,655
                                                          -----------     -----------     -----------
Total revenue.........................................       197,103         475,902         985,909

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses......................        22,840         143,529         298,443
     Customer service center and other................        12,996          35,078          72,482
     Satellite and transmission.......................         6,573          14,563          26,067
                                                          -----------     -----------     -----------
   Total DISH Network operating expenses..............        42,409         193,170         396,992
   Cost of sales - DTH equipment and integration
      services.....................................           75,984          60,918         174,615
   Cost of sales - C-band and other...................        42,345          23,909          16,496
   Marketing:
     Subscriber promotion subsidies...................        35,239         148,502         283,694
     Advertising and other............................        17,929          34,843          47,986
                                                          -----------     -----------     -----------
   Total marketing expenses...........................        53,168         183,345         331,680
   General and administrative.........................        48,693          66,060          94,824
   Amortization of subscriber acquisition costs.......        16,073         121,428          18,819
   Depreciation and amortization......................        27,296          51,408          83,338
                                                          -----------     -----------     -----------
Total costs and expenses..............................       305,968         700,238       1,116,764
                                                          -----------     -----------     -----------

Operating loss........................................      (108,865)       (224,336)       (130,855)

Other Income (Expense):
   Interest income....................................        15,111          12,512          10,111
   Interest expense, net of amounts capitalized.......       (62,430)       (110,003)       (172,942)
   Other..............................................          (345)         (1,451)           (618)
                                                          -----------     -----------     -----------
Total other income (expense)..........................       (47,664)        (98,942)       (163,449)
                                                          -----------     -----------     -----------
Loss before income taxes..............................      (156,529)       (323,278)       (294,304)
Income tax benefit (provision), net...................        54,853            (146)            (71)
                                                          -----------     -----------     -----------
Net loss..............................................    $ (101,676)     $ (323,424)     $ (294,375)
                                                          -----------     -----------     -----------
                                                          -----------     -----------     -----------
Change in unrealized gain (loss) on available-for-sale
   securities, net of tax ............................          (263)              4               8
                                                          -----------     -----------     -----------
Comprehensive loss....................................    $ (101,939)     $ (323,420)     $ (294,367)
                                                          -----------     -----------     -----------
                                                          -----------     -----------     -----------


   See accompanying Notes to Combined and Consolidated Financial Statements.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
     COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (In thousands, except per share amounts)

                                                                                                 ACCUMULATED
                                                                                                 DEFICIT AND
                                                                                                 UNREALIZED
                                                COMMON STOCK                COMMON   ADDITIONAL   HOLDING
                                             ----------------   PREFERRED   STOCK     PAID-IN      GAINS
                                              SHARES   AMOUNT     STOCK    WARRANTS   CAPITAL     (LOSSES)      TOTAL
                                             --------  ------   ---------  --------  ---------   ----------   ---------
                                             (Note 1)
Balance, December 31, 1994.................   33,544     $336    $15,991   $26,133    $62,197   $   (849)    $103,808
   Issuance of Common Stock................        2        -          -         -          2          -            2
   8% Series A Cumulative Preferred Stock
     dividends (at $0.38 per share)........        -        -        616         -          -       (616)           -
   Exercise of Common Stock Warrants.......    2,731       26          -   (25,419)    25,393          -            -
   Common Stock Warrants exchanged for ECC
     Warrants..............................        -        -          -      (714)       714          -            -
   Launch bonuses funded by issuance of
     ECC's Class A Common Stock............        -        -          -         -      1,192          -        1,192
   Unrealized holding gains on
     available-for-sale securities, net....        -        -          -         -          -        251          251
   Net loss................................        -        -          -         -          -    (12,361)     (12,361)
                                             -------   ------   --------  --------  ---------   --------     --------
Balance, December 31, 1995.................   36,277      362     16,607         -     89,498    (13,575)      92,892
   Issuance of Common Stock (Note 1).......        1        -          -         -          2          -            2
   Reorganization of entities under common
     control (Note 1)......................  (36,275)    (362)   (16,607)        -     16,969          -            -
   Income tax benefit of deduction for
     income tax purposes on exercise of
     Class A Common Stock options..........        -        -          -         -      2,372          -        2,372
   Unrealized holding losses on
     available-for-sale securities, net....        -        -          -         -          -       (263)        (263)
   Net loss................................        -        -          -         -          -   (101,676)    (101,676)
                                             -------   ------   --------  --------  ---------   --------     --------
Balance, December 31, 1996.................        3        -          -         -    108,841   (115,514)      (6,673)
   Purchase price "pushed-down" to DBSC by
     ECC (Note 1)..........................        -        -          -         -     16,323          -       16,323
   Unrealized holding gains on
     available-for-sale securities, net....        -        -          -         -          -          4            4
   Net loss................................        -        -          -         -          -   (323,424)    (323,424)
                                             -------   ------   --------  --------  ---------   --------     --------
Balance, December 31, 1997.................        3        -          -         -    125,164   (438,934)    (313,770)
   Contribution of satellite asset.........        -        -          -         -     20,000          -       20,000
   Unrealized holding gains on
     available-for-sale securities, net ...        -        -          -         -          -          8            8
   Net loss................................        -        -          -         -          -   (294,375)    (294,375)
                                             -------   ------   --------  --------  ---------   --------     --------
Balance, December 31, 1998.................        3     $  -   $      -  $      -   $145,164  $(733,301)   $(588,137)
                                             -------   ------   --------  --------  ---------   --------     --------
                                             -------   ------   --------  --------  ---------   --------     --------


   See accompanying Notes to Combined and Consolidated Financial Statements.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               1996            1997         1998
                                                           -----------      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................         $ (101,676)      $(323,424)   $(294,375)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
   Depreciation and amortization..................             27,296          51,408       83,338
   Amortization of subscriber acquisition costs...             16,073         121,428       18,819
   Interest on notes payable to ECC added to
   principal......................................                  -           5,215        5,215
   Deferred income tax benefit....................            (50,515)           (361)           -
   Amortization of debt discount and deferred
      financing costs.............................             61,695          83,221      125,724
   Change in reserve for excess and obsolete
      inventory...................................              2,866          (1,823)       1,341
   Change in long-term deferred satellite services
      revenue and other long-term liabilities.....              5,949          12,056       13,858
   Other, net.....................................                536             403            -
   Changes in current assets and current liabilities:
     Trade accounts receivable, net...............             (4,368)        (52,562)     (41,698)
     Inventories..................................            (36,864)         51,597      (55,056)
     Subscriber acquisition costs.................            (84,202)        (72,118)           -
     Other current assets.........................             (3,118)         13,359      (11,611)
     Trade accounts payable.......................             22,165          27,808       21,526
     Deferred revenue.............................            103,511          18,120       10,642
     Accrued expenses.............................             17,816          58,124       68,328
                                                           ----------       ---------    ---------
Net cash flows from operating activities..........            (22,836)         (7,549)     (53,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities.....           (138,328)        (36,586)      (8,970)
Sales of marketable investment securities.........            119,730          51,513        5,868
Purchases of restricted marketable investment                 (21,100)         (1,495)           -
  securities......................................
Funds released from escrow and restricted cash and
  marketable investment securities................            235,402         120,215      116,468
Offering proceeds and investment earnings placed             (193,972)       (227,561)      (6,343)
  in escrow.......................................
Repayments from (advances to) affiliates, net.....            (33,105)          9,976            -
Purchases of property and equipment...............           (214,614)       (221,750)    (153,513)
Expenditures for FCC authorizations...............            (55,420)              -            -
Other.............................................              6,445            (391)       3,150
                                                           ----------       ---------    ---------
Net cash flows from investing activities..........           (294,962)       (306,079)     (43,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock............                  2               -            -
Proceeds from (repayment of) note payable to ECC..             12,000         (12,000)           -
Net proceeds from issuance of 1996 Notes..........            336,916               -            -
Net proceeds from issuance of 1997 Notes..........                  -         362,500            -
Advances from affiliates..........................                  -               -       77,090
Repayments of mortgage indebtedness and notes
  payable.........................................             (6,631)        (13,253)     (16,552)
                                                           ----------       ---------    ---------
Net cash flows from financing activities..........            342,287         337,247       60,538
                                                           ----------       ---------    ---------
Net increase (decrease) in cash and cash
  equivalents.....................................             24,489          23,619      (36,751)
Cash and cash equivalents, beginning of year......             13,951          38,440       62,059
                                                           ----------       ---------    ---------
Cash and cash equivalents, end of year............         $   38,440       $  62,059    $  25,308
                                                           ----------       ---------    ---------
                                                           ----------       ---------    ---------


   See accompanying Notes to Combined and Consolidated Financial Statements.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS ACTIVITIES

BASIS OF PRESENTATION

         EchoStar DBS Corporation ("DBS Corp," or the "Company"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. During March 1999, EchoStar received approval from the Federal Communications Commission ("FCC") to reorganize certain of its direct and indirect wholly-owned subsidiaries in order to streamline its organization and operations. During the first quarter of 1999, EchoStar intends to place ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation ("ESC"). DirectSat Corporation and Direct Broadcasting Satellite Corporation ("DBSC"), which currently own EchoStar II and EchoStar III, respectively, will both be merged into ESC. EchoStar also intends to merge EchoStar Space Corporation ("Space") into ESC. Dish, Ltd., and EchoStar Satellite Broadcasting Company ("ESBC") will be merged into the Company. EchoStar IV and the related FCC licenses, which are currently owned by DBS Corp, and those satellites and FCC licenses to be acquired in the 110 Acquisition (defined herein), also will be transferred to ESC. The accompanying financial statements retroactively reflect the consolidated historical results of DBS Corp and its subsidiaries combined with the historical results of Space and DBSC. Substantially all of EchoStar's operating activities are conducted by subsidiaries of DBS Corp. DBSC and Space's assets consist principally of certain satellite and FCC authorization assets. There are no significant operating activities conducted by either DBSC or Space. (See Organization and Legal Structure below).

         DBS Corp was formed under Colorado law in January 1996 for the initial purpose of participating in an FCC auction. On January 26, 1996, DBS Corp submitted the winning bid of $52.3 million for 24 direct broadcast satellite ("DBS") frequencies at the 148DEG. West Longitude ("WL") orbital location. Funds necessary to complete the purchase of the DBS frequencies and commence construction of the Company's fourth DBS satellite, EchoStar IV, were advanced to the Company by ECC. In June 1997, DBS Corp completed an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes were retired on January 25, 1999 upon completion of the Tender Offers (as defined herein). Prior to consummation of the 1997 Notes Offering, ECC contributed all of the outstanding capital stock (the "Contribution") of ESBC to DBS Corp. As a result of the Contribution, ESBC became a wholly-owned subsidiary of DBS Corp. This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as the predecessor of DBS Corp.

         During 1994, EchoStar acquired approximately 40% of the outstanding common stock of Direct Broadcasting Satellite Corporation ("Old DBSC"). Old DBSC's principal assets included an FCC conditional satellite permit and specific orbital slot assignments for a total of 22 DBS frequencies. Through December 1996, EchoStar advanced Old DBSC a total of $46 million in the form of notes receivable to enable Old DBSC to make required payments under its satellite (EchoStar III) construction contract. As of December 31, 1996, these notes receivable totaled $49 million, including accrued interest of $3 million. On January 8, 1997, EchoStar consummated the merger of Old DBSC with a wholly-owned subsidiary of EchoStar, DBSC, as defined above. EchoStar issued approximately 650,000 shares of its Class A common stock to acquire the remaining 60% of Old DBSC that it did not previously own. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of Old DBSC's tangible assets was allocated to Old DBSC's FCC authorizations (approximately $16 million). Upon consummation of the merger, Old DBSC ceased to exist.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PRINCIPAL BUSINESS

The operations of EchoStar include three interrelated business units:

     - THE DISH NETWORk - a DBS subscription television service in the United States. As of December 31, 1998, EchoStar had approximately 1.9 million DISH Network subscribers.

     - ECHOSTAR TECHNOLOGIEs CORPORATIOn ("ETC") - engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

     - SATELLITE SERVICEs - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

          Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV"), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

AGREEMENT WITH NEWS CORPORATION LIMITED AND MCI TELECOMMUNICATIONS CORPORATION/WORLDCOM

         On November 30, 1998, EchoStar announced an agreement with MCI Telecommunications Corporation/WorldCom ("MCI"), The News Corporation Limited ("News Corporation") and its American Sky Broadcasting, LLC subsidiary (the "110 Acquisition"). Pursuant to the 110 Acquisition, EchoStar would acquire or receive:

     - the rights to 28 frequencies at the 110DEG. WL orbital location from which EchoStar could transmit programming to the entire continental United States;

     - two DBS satellites constructed by Space Systems/Loral, delivered in-orbit and currently expected to be launched during 1999;

     - a recently-constructed digital broadcast operations center located in Gilbert, Arizona;

     - a worldwide license agreement to manufacture and distribute set-top boxes internationally using News Data System, Limited's encryption/decoding technology;

     - a commitment by an affiliated entity of News Corporation to purchase from ETC a minimum of 500,000 set-top boxes; and o a three-year, no fee agreement for the DISH Network to rebroadcast FOX Broadcasting Company owned-and-operated local station signals to their respective markets.

         EchoStar will not incur any costs associated with the construction, launch or insurance (including launch insurance and one year of in-orbit insurance) of the two DBS satellites. EchoStar and MCI also agreed that MCI will have the non-exclusive right to bundle DISH Network service with MCI's telephony service offerings on mutually agreeable terms. In addition, EchoStar agreed to carry the FOX News Channel on the DISH Network. EchoStar received standard program launch support payments in exchange for carrying the programming.

         By combining the capacity of the two newly acquired satellites at the 110DEG. WL orbital slot and EchoStar's current satellites at the 119DEG. WL orbital slot (subject to FCC approval), EchoStar expects that the DISH Network will have the capacity to provide more than 500 channels of programming, Internet and high-speed data services and high definition television nationwide to a subscriber's single 18-inch satellite dish, and would be positioned to

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


offer a one-dish solution for satellite-delivered local programming to major markets across the United States. EchoStar also expects to be able to serve Alaska, Hawaii, Puerto Rico and the United States territories in the Caribbean from the 110DEG. WL orbital slot.

         Beneficial interest in substantially all of the assets and rights to be acquired by EchoStar in the 110 Acquisition will be transferred to the Company promptly after closing.

TENDER OFFERS

         On December 23, 1998, EchoStar commenced cash tender offers ("Tender Offers") as part of a plan to refinance its indebtedness at more favorable interest rates and terms. EchoStar offered to purchase any and all of the following debt securities:

     - the 12 7/8% Senior Secured Discount Notes due June 1, 2004 issued by Dish, Ltd. (the "1994 Notes");

     - the 13 1/8% Senior Secured Discount Notes due 2004 issued by ESBC (the "1996 Notes"); and

     -    the 1997 Notes issued by the Company.

         EchoStar also announced that it had sent to all holders of its issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock due 2004 (the "Series B Preferred Stock") a notice to exchange all of the outstanding shares of Series B Preferred Stock into 12 1/8% Senior Preferred Exchange Notes due 2004 (the "Senior Exchange Notes") on the terms and conditions set forth in the certificate of designation relating to the Series B Preferred Stock. The Senior Exchange Notes were issued on January 4, 1999. Immediately following the exchange, EchoStar commenced an offer to purchase any and all outstanding Senior Exchange Notes.

         The Tender Offers for the first three issues of notes were consummated on January 25, 1999. The Tender Offers were funded with proceeds from the offering of the 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and the 9 3/8% Senior Notes due 2009 (the "Ten Year Notes," and together with the Seven Year Notes, the "Notes") described at Note 4, with holders of more than 99% of each issue of debt securities tendering their notes and consenting to certain amendments to the indentures governing the notes that eliminated substantially all of the restrictive covenants and amended certain other provisions. The Tender Offer for the Senior Exchange Notes expired on February 1, 1999 and was funded by the Company with proceeds from the issuance of the Notes. More than 99% of the outstanding Senior Exchange Notes were validly tendered.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PRO FORMA FINANCIAL INFORMATION

         The following table sets forth: (i) certain historical balance sheet data as of December 31, 1998, (ii) a balance sheet as of December 31, 1998 as adjusted to give effect to the consummation of the Tender Offers and the concurrent issuance of the Notes, and (iii) a balance sheet as of December 31, 1998 as further adjusted for the pro forma effects assuming consummation of the 110 Acquisition.

                                                                            AS OF DECEMBER 31, 1998
                                                                  ---------------------------------------------
                                                                                                   AS ADJUSTED
                                                                      ACTUAL      AS ADJUSTED     AND PRO FORMA
                                                                  ------------    -----------     -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                         (UNAUDITED)
Cash, cash equivalents, and marketable investment securities....  $    32,308     $   292,674     $   292,674
Restricted cash and marketable investment securities............       77,657               -               -
                                                                  -----------     -----------     -----------
   Total cash, cash equivalents and marketable investment
   securities...................................................      109,965         292,674         292,674
                                                                  -----------     -----------     -----------
                                                                  -----------     -----------     -----------
Total assets                                                      $ 1,470,173     $ 1,656,971     $ 2,826,971
                                                                  -----------     -----------     -----------
                                                                  -----------     -----------     -----------
Long-term debt (net of current portion):

   Mortgages and notes payable..................................  $    43,450     $    43,450     $    43,450
   Notes payable to ECC, including accrued interest.............       59,812               -               -
   1994 Notes...................................................      571,674           1,390           1,390
   1996 Notes...................................................      497,955             950             950
   1997 Notes...................................................      375,000              15              15
   9 1/4% Senior Notes due 2006.................................            -         375,000         375,000
   9 3/8% Senior Notes due 2009.................................            -       1,625,000       1,625,000
                                                                  -----------     -----------      -----------
     Total long-term debt.......................................    1,547,891       2,045,805       2,045,805


Stockholder's Equity (Deficit):

   Common Stock, $.01 par value, 3,000 shares
     authorized, issued and outstanding.........................            -               -               -
   Additional paid-in capital...................................      145,164         345,164       1,515,164
   Accumulated deficit..........................................     (733,301)     (1,244,417)     (1,244,417)
                                                                  -----------     -----------     -----------
Total stockholder's equity (deficit)............................     (588,137)       (899,253)        270,747
                                                                  -----------     -----------     -----------
Total liabilities and stockholder's equity (deficit)............  $ 1,470,173     $ 1,656,971      $2,826,971
                                                                  -----------     -----------     -----------
                                                                  -----------     -----------     -----------


         Restrictions on cash held in escrow under the terms of indentures were removed as a result of the Tender Offers. The restricted cash balances as of December 31, 1998 have been reclassified and included in the "as adjusted" amount of cash, cash equivalents and marketable investment securities. The restriction on the insurance receivable of $106 million (not shown) was also removed.

         The increase in as adjusted and pro forma total assets includes a net increase in cash available to the Company for working capital of approximately $186 million as a result of the Notes offering, plus $1.17 billion of assets to be acquired by EchoStar pursuant to the 110 Acquisition and contributed to the Company.

         The increase in additional paid-in capital consists of $200 million in cash to be contributed to the Company by ECC and additional assets valued at $1.17 billion, to be acquired by EchoStar in the 110 Acquisition and contributed to the Company.

         The increase in accumulated deficit results from (a) a distribution of the offering proceeds to EchoStar of approximately $269 million to retire the Senior Exchange Notes, including related costs of that tender offer, (b) interest expense of approximately $13.6 million from December 31, 1998 through January 25, 1999, the date of consummation of the Tender Offers on debt repurchased and paid, and (c) the estimated extraordinary loss upon the

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

early retirement of the 1994 Notes, the 1996 Notes and the 1997 Notes pursuant to the Tender Offers of approximately $229 million (approximately $203 million of tender premiums and consent fees and approximately $26 million associated with the write-off of unamortized deferred financing costs and other transaction-related costs) that the Company will report in 1999.

ORGANIZATION AND LEGAL STRUCTURE

         Certain companies principally owned and controlled by Mr. Charles W. Ergen were reorganized in 1993 into Dish, Ltd. (together with its subsidiaries, "Dish, Ltd."). In April 1995, ECC was formed to complete an initial public offering of its Class A common stock. Concurrently, Mr. Ergen exchanged all of his then outstanding shares of Class B common stock and 8% Series A Cumulative Preferred Stock of Dish, Ltd. for like shares of ECC. In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC (the "Merger"). Substantially all of EchoStar's operations are conducted by subsidiaries of Dish, Ltd. The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 1998:


                                                                REFERRED TO
LEGAL ENTITY                                                     HEREIN AS            PARENT
----------------------------------------------------------      -----------      ---------------
EchoStar Communications Corporation                             ECC              Publicly owned
EchoStar DBS Corporation                                        DBS Corp         ECC
EchoStar Space Corporation                                      Space            ECC
Direct Broadcasting Satellite Corporation                       DBSC             ECC
EchoStar Satellite Broadcasting Corporation                     ESBC             DBS Corp
Dish, Ltd.                                                      Dish, Ltd.       ESBC
EchoStar Satellite Corporation                                  ESC              Dish, Ltd.
Echosphere Corporation                                          Echosphere       Dish, Ltd.
EchoStar Technologies Corporation (formerly HTS, a Texas
   Corporation)                                                 ETC              Dish, Ltd.
Houston Tracker Systems, Inc., a Colorado Corporation
  formed in 1998                                                HTS              Dish, Ltd.

DirectSat Corporation                                           DirectSat        Dish, Ltd.
EchoStar International Corporation                              EIC              Dish, Ltd.


SIGNIFICANT RISKS AND UNCERTAINTIES

         SUBSTANTIAL LEVERAGE. The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. At December 31, 1998, on a pro forma basis after giving effect to consummation of the Tender Offers and the concurrent issuance of the Notes, the Company's outstanding long-term debt (including both the current and long-term portions) would have been approximately $2.07 billion. Beginning in 1999, the Company will have semi-annual cash debt service requirements of approximately $94 million related to the Notes. The Company's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond the Company's control.

         EXPECTED OPERATING LOSSES. Since 1996, the Company has reported significant operating and net losses. Improvements in the Company's future results of operations are largely dependent upon its ability to increase its customer base while maintaining its overall cost structure, controlling subscriber turnover and effectively managing its subscriber acquisition costs. No assurance can be given that the Company will be effective with regard to these matters. In addition, the Company incurs significant acquisition costs to obtain DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber turnover.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION AND CONSOLIDATION

    The accompanying financial statements present the combination of DBS Corp, Space and DBSC, each direct wholly-owned subsidiaries of ECC. All significant intercompany transactions between DBS Corp, Space and DBSC (consisting primarily of capital advanced by DBS Corp to Space and DBSC) and between DBS Corp and its

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

subsidiaries have been eliminated. Advances to affiliates are recorded at cost and represent the net amount of funds advanced to, or received from, unconsolidated affiliates of DBS Corp.

         The Company accounts for investments in 50% or less owned entities using the equity method. At December 31, 1996, 1997 and 1998, these investments were not material to the Company's combined and consolidated financial statements.

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

FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES

         The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1996, 1997 and 1998 were not material to the Company's results of operations.

CASH AND CASH EQUIVALENTS

         The Company considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1997 and 1998 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

STATEMENTS OF CASH FLOWS DATA

         The following presents the Company's supplemental cash flow statement disclosure (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                             1996          1997          1998
                                                                          --------      --------       --------
Cash paid for interest...............................................     $ 3,007       $  5,953       $57,706
Cash paid for income taxes...........................................         383            209            83
Capitalized interest.................................................      31,818         43,169        21,619
Satellite launch payment for EchoStar II applied to
  EchoStar I launch..................................................      15,000              -             -
Satellite vendor financing...........................................      31,167         14,400        12,950
Other notes payable..................................................           -          5,322             -
Contribution of satellite asset......................................           -              -        20,000
The purchase price of Old DBSC was "pushed-down" by ECC
  to the Company as follows in the related purchase accounting:
    EchoStar III satellite under construction........................           -         51,241             -
    FCC authorizations...............................................           -         16,243             -
    Notes payable to ECC, including accrued interest of $3,382.......           -        (49,382)            -
    Accounts payable and accrued expenses............................           -         (1,279)            -
    Other notes payable..............................................           -           (500)            -
    Additional paid-in capital.......................................           -        (16,323)            -


MARKETABLE INVESTMENT SECURITIES AND RESTRICTED CASH AND MARKETABLE INVESTMENT SECURITIES

         As of December 31, 1997 and 1998, the Company has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses, if material, are reported as a separate component of stockholder's equity, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses.

         Restricted cash and marketable investment securities held in escrow accounts, as reflected in the accompanying combined and consolidated balance sheets, include cash restricted as of December 1997 and 1998 by the indenture related to the 1997 Notes, plus investment earnings thereon. Restricted cash and marketable investment securities are invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the applicable indenture. The major components of marketable investment securities and restricted cash and marketable investment securities are as follows (in thousands):

                                                                                RESTRICTED CASH AND MARKETABLE
                                          MARKETABLE INVESTMENT SECURITIES          INVESTMENT SECURITIES
                                                    DECEMBER 31,                         DECEMBER 31,
                                          ---------------------------------  -----------------------------------
                                               1997              1998              1997               1998
                                          ----------------------------------  ----------------------------------
Commercial paper.......................        $ 3,906        $        -          $ 128,734         $   8,424
Corporate notes........................              -             7,000             38,093            54,360
Government bonds.......................              -                 -             16,695            14,517
Certificates of deposit................              -                 -              2,245                 -
Accrued interest.......................              -                 -              1,995               356
                                          ----------------------------------  ----------------------------------
                                               $ 3,906           $ 7,000          $ 187,762          $ 77,657
                                          ----------------------------------  ----------------------------------
                                          ----------------------------------  ----------------------------------


         Marketable investment securities and restricted cash and marketable investment securities include debt securities of $85 million with contractual maturities of one year or less. As of December 31, 1998 the Company did not hold any debt securities with contractual maturities between one and five years or with contractual maturities of more

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair values for the Company's 1994 Notes, 1996 Notes and 1997 Notes are based on quoted market prices. The fair values of the Company's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1997 and 1998 (in thousands):

                                               DECEMBER 31, 1997         DECEMBER 31, 1998
                                            -----------------------   ------------------------
                                            BOOK VALUE   FAIR VALUE   BOOK VALUE    FAIR VALUE
                                           -----------   ----------   -----------   ----------
1994 Notes................................  $ 499,863    $ 570,960     $ 571,674     $ 636,480
1996 Notes................................    438,512      488,650       497,955       580,000
1997 Notes................................    375,000      406,875       375,000       431,250
Mortgages and other notes payable.........     69,731       69,127        66,129        61,975


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

                                                                      DECEMBER 31,
                                                                -------------------------
                                                                    1997          1998
                                                                ---------       --------
EchoStar receiver systems..................................     $   7,649       $ 45,025
DBS receiver components....................................        12,506         27,050
Consigned DBS receiver components..........................         3,122          6,073
Finished goods - analog DTH equipment......................         2,116          2,656
Spare parts and other......................................         1,440          1,085
Reserve for excess and obsolete inventory..................        (3,840)        (5,181)
                                                                ---------       --------
                                                                 $ 22,993       $ 76,708
                                                                ---------       --------
                                                                ---------       --------


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes interest capitalized of $26 million, $32 million and $16 million during the years ended December 31, 1996, 1997 and 1998, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

         The Company reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. For those assets which are to be disposed of, the assets

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

would be impaired to the extent the fair value does not exceed the book value. The Company considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets are recoverable.

FCC AUTHORIZATIONS

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $6 million, $11 million and $6 million during the years ended December 31, 1996, 1997 and 1998, respectively.

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

SUBSCRIBER PROMOTION SUBSIDIES AND SUBSCRIBER ACQUISITION COSTS

         In August 1996, the Company began selling its EchoStar receiver systems below its manufactured cost to consumers conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package. From August 1996 through September 1997, the excess of the Company's aggregate costs (equipment, programming and other) over proceeds from equipment sales and prepaid programming was expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs were deferred ("subscriber acquisition costs") and amortized over the term of the prepaid subscription (normally one year). Effective October 1997, promotional programs changed and new subscribers were not required to prepay for a year of programming. Consequently, the Company began expensing subscriber acquisition costs as incurred. As of December 31, 1998, all previously deferred costs were fully amortized.

DEFERRED DEBT ISSUANCE COSTS AND DEBT DISCOUNT

         Costs of issuing the 1994 Notes, the 1996 Notes and the 1997 Notes were deferred and are being amortized to interest expense over the terms of the respective notes. The original issue discounts related to the 1994 Notes and the 1996 Notes are being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the 1994 Notes and the 1996 Notes.

DEFERRED REVENUE

         Deferred revenue principally consists of prepayments received from subscribers for DISH Network programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

LONG-TERM DEFERRED SATELLITE SERVICES REVENUE

         Long-term deferred satellite services revenue consists of advance payments from certain content providers for carriage of their signal on the DISH Network. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                         -----------------------------
                                                           1997                1998
                                                         --------           ---------
Royalties and copyright fees......................       $ 21,573           $  49,400
Programming.......................................         20,018              35,472
Marketing.........................................          4,660              33,463
Interest..........................................         24,621              24,918
Other.............................................         26,218              32,905
                                                         --------           ---------
                                                         $ 97,090           $ 176,158
                                                         --------           ---------
                                                         --------           ---------


ADVERTISING COSTS

         Advertising costs, exclusive of subscriber promotion subsidies, are expensed as incurred and totaled $18 million, $35 million and $48 million for the years ended December 31, 1996, 1997 and 1998, respectively.

COMPREHENSIVE LOSS

         In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted FAS No. 130 effective as of the first quarter of 1998. FAS No. 130 establishes new rules for the reporting and display of comprehensive loss and its components, however it has no impact on the Company's net loss or stockholder's equity. The change in unrealized gain (loss) on available-for-sale securities is the only component of the Company's other comprehensive loss. Accumulated other comprehensive loss presented on the accompanying combined and consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance that requires capitalization of certain costs incurred during an internal-use software development project. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that adoption of SOP 98-1 will materially affect its combined and consolidated financial statements.

RECLASSIFICATIONS

         Certain prior year balances in the combined and consolidated financial statements have been reclassified to conform with the 1998 presentation.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                              DECEMBER 31,
                                                        --------------------------
                                                          1997            1998
                                                        ---------    ------------
EchoStar I.......................................       $ 201,607    $   201,607
EchoStar II......................................         228,694        228,694
EchoStar III.....................................               -        234,083
EchoStar IV......................................               -        105,005
Furniture, fixtures and equipment................          92,170        182,717
Buildings and improvements.......................          22,114         42,121
Tooling and other................................           4,336          5,551
Land.............................................           1,636          1,640
Vehicles.........................................           1,321          1,288
Construction in progress.........................         393,189         18,329
                                                        ---------    ------------
    Total property and equipment.................         945,067      1,021,035
Accumulated depreciation.........................         (85,783)      (167,217)
                                                        ---------    ------------
    Property and equipment, net..................       $ 859,284    $   853,818
                                                        ---------    ------------
                                                        ---------    ------------


         EchoStar III, which was launched in October 1997, commenced commercial operation in January 1998. EchoStar IV, which was launched in May 1998, commenced commercial operation in August 1998. As of December 31, 1997 construction in progress primarily consisted of EchoStar III ($234 million) and EchoStar IV ($120 million).

ECHOSTAR IV IMPAIRMENT

         As previously announced, the south solar array on EchoStar IV did not properly deploy subsequent to the launch of EchoStar IV on May 8, 1998. This anomaly has resulted in a reduction of power available to operate the satellite. In addition, an unrelated anomaly discovered during the third quarter of 1998 resulted in the failure of six transponders. The satellite is equipped with a total of 44 transponders. Only 24 transponders are necessary to fully utilize the Company's 24 frequencies at 148DEG. WL, where the satellite is located.

         The Company is currently able to use a maximum of only 20 transponders as a result of the solar array anomaly described above. The number of available transponders will decrease over time, but based on existing data, the Company expects that approximately 16 transponders will probably be available over the entire expected 12 year life of the satellite, absent significant additional transponder or other failures. In September 1998, the Company filed a $219.3 million insurance claim for a total constructive loss (as defined in the launch insurance policy) related to EchoStar IV. However, if the Company were to receive $219.3 million for a total constructive loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. While the Company believes it has suffered a total constructive loss of EchoStar IV in accordance with that definition in the launch insurance policy, the Company presently intends to negotiate a settlement with the insurers that will compensate the Company for the reduced satellite transmission capacity and allow the Company to retain title to the asset.

         Space originally contracted for the launch of EchoStar IV. Accordingly, all costs associated with the launch of EchoStar IV were recognized by Space. Funds necessary to pay for the launch of EchoStar IV were advanced to Space by ECC ($20 million) and DBS Corp ($64 million). However, because DBS Corp is the named insured under the terms of the EchoStar IV launch insurance policy, it will be entitled to all proceeds from any insurance settlement. Consequently, in September 1998, Space transferred its cost-basis in EchoStar IV to DBS Corp and ECC in settlement of prior advances. ECC then made a $20 million capital contribution of its basis in EchoStar IV to DBS Corp. As a result of these transactions (and prior to the impairment provision described below), all costs associated with the construction, launch and insurance of EchoStar IV are reflected on the Company's balance sheet.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During the third quarter of 1998, the Company recorded a $106 million provision for loss in connection with the estimated reduced operational capacity of EchoStar IV. This loss provision represents the Company's present estimate of the asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the solar array anomaly described above. The Company also recorded a $106 million gain attributable to an anticipated insurance claim receivable that it believes is probable of receipt. While there can be no assurance as to the amount of the final insurance settlement, the Company believes that it will receive insurance proceeds related to EchoStar IV that will be sufficient to at least fully offset its asset impairment attributable to the reduction in capacity sustained by EchoStar IV. While the Company believes it has sustained a total constructive loss, insurers have requested additional information and may contest the claim. To the extent that it appears probable that the Company will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated. Likewise, if the satellite insurers obtain the right to salvage from EchoStar IV by payment to the Company of the $219.3 million insured amount, the Company will record an additional loss for the remaining carrying value of EchoStar IV.

ECHOSTAR III ANOMALY

         During 1998, three transponders on EchoStar III malfunctioned, resulting in the failure of a total of six transponders on the satellite. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because the Company is only licensed by the FCC to operate 11 transponders at 61.5DEG. WL, where the satellite is located, the transponder anomaly has not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised the Company that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that the Company's ability to operate at least the 11 licensed transponders on the satellite will be affected. The Company will continue to evaluate the performance of EchoStar III and may be required to modify its loss assessment as new events or circumstances develop.

         The time for filing a claim for a loss under the satellite insurance policy that covered EchoStar III at the time of the transponder failures has passed. While the insurance carriers were notified of the anomaly, as a result of the built-in redundancy on the satellite and Lockheed Martin's conclusions with respect to further failures, no claim for loss was filed. During the anomaly investigation, the Company obtained a $200 million in-orbit insurance policy on EchoStar III at standard industry rates, which was renewed through June 25, 1999. However, the policy contains a three-transponder deductible if the satellite is operating at 120 watts per transponder, or a six-transponder deductible if the satellite is operating at 230 watts per transponder. As such, the policy would not cover transponder failures unless transponder capacity is reduced to less than 26 transponders in the 120 watt mode or 13 transponders in the 230 watt mode, during the coverage period. As a result of the deductible, the Company could potentially experience uninsured losses of capacity on EchoStar III. Although there can be no assurance, the Company expects that in-orbit insurance can be procured on more traditional terms in the future if no further failures occur in the interim. If further failures do occur, the Company may not be able to obtain additional insurance on EchoStar III on commercially reasonable terms. The Company does not maintain insurance for lost profit opportunity.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.       LONG-TERM DEBT

         As described in Note 1, except for residual aggregate non-tendered debt of approximately $2.4 million, the 1994 Notes, 1996 Notes and the 1997 Notes that were outstanding at December 31, 1998 were retired in connection with closing of the Tender Offers and the concurrent sale of the Seven and Ten Year Notes. Additionally, substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the Tender Offers. A brief summary of the terms of the residual notes outstanding follows.

1994 NOTES

         In June 1994, Dish, Ltd. issued the 1994 Notes, which consisted of 12 7/8% Senior Secured Discount Notes due June 1, 2004 and Common Stock Warrants (the "Warrants") (collectively, the "1994 Notes Offering"). The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of $323 million. The 1994 Notes bear interest at a rate of 12 7/8% computed on a semi-annual bond equivalent basis. Interest on the 1994 Notes will not be payable in cash prior to June 1, 1999, with the 1994 Notes accreting to a principal value at stated maturity of $1,000 per bond (an aggregate of approximately $1.5 million for the bonds not tendered) by that date. Commencing in December 1999, interest on the 1994 Notes will be payable in cash on December 1 and June 1 of each year. The remaining balance of 1994 Notes matures on June 1, 2004.

1996 NOTES

         In March 1996, ESBC issued the 1996 Notes which consisted of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes Offering"). The 1996 Notes Offering resulted in net proceeds to ESBC of approximately $337 million. The 1996 Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the 1996 Notes will not be payable in cash prior to March 15, 2000, with the 1996 Notes accreting to a principal amount at stated maturity of $1,000 per bond (an aggregate of approximately $1.1 million for the bonds not tendered) by that date. Commencing in September 2000, interest on the 1996 Notes will be payable in cash on September 15 and March 15 of each year. The 1996 Notes that remain outstanding following the Tender Offers mature on March 15, 2004.

1997 NOTES

         In June 1997, the Company issued the 1997 Notes which consisted of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes Offering"). The 1997 Notes Offering resulted in net proceeds to the Company of approximately $363 million. Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109 million of the net proceeds of the 1997 Notes Offering was placed in the Interest Escrow to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112 million of the net proceeds of the 1997 Notes Offering was placed in the Satellite Escrow to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes that remain outstanding following the Tender Offers mature on July 1, 2002.

SEVEN AND TEN YEAR NOTES

         On January 25, 1999, the Company sold $375 million principal amount of 9 1/4% Senior Notes due 2006 (the Seven Year Notes) and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the Ten Year Notes). Interest accrues at annual rates of 9 1/4% and 9 3/8% on the Seven Year and Ten Year Notes, respectively. Interest on the Seven and Ten Year Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

         Concurrently with the closing of the Notes offering, the Company used approximately $1.658 billion of net proceeds received from the sale of the Notes to complete the Tender Offers for its outstanding 1994 Notes, 1996 Notes and 1997 Notes. In February 1999, ECC used approximately $268 million of net proceeds received from the sale of the Notes to complete the Tender Offers related to the Senior Exchange Notes issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock. Following expiration

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of the Tender Offers, and aggregate of approximately $2.4 million of 1994 Notes, 1996 Notes and 1997 Notes remain outstanding.

         The Notes are general senior unsecured obligations, which (i) rank PARI PASSU in right of payment to each other and to all existing and future senior unsecured obligations, (ii) rank senior to all existing and future junior obligations, and (iii) are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities. With the exception of certain de minimis domestic and foreign subsidiaries, the Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of the Company, (collectively, the "Notes Guarantors").

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the Seven and Ten Year Notes are not redeemable at the Company's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the Seven Year Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The Ten Year Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indentures related to the Notes (the "Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of the Company to: (i) incur additional indebtedness; (ii) apply the proceeds of certain asset sales; (iii) create, incur or assume liens; (iv) create dividend and other payment restrictions with respect to the Company's subsidiaries; (v) merge, consolidate or sell assets; and (vi) enter into transactions with affiliates. In addition, the Company may pay dividends on its equity securities only if: (1) no default shall have occurred or is continuing under the Indentures; and (2) after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), the Company's ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of the Company (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by the Company and its subsidiaries from the issuance or sale of certain equity interests of the Company or EchoStar. In the event of a change of control, as defined in the Indentures, the Company will be required to make an offer to repurchase all of the Seven and Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

MORTGAGES AND OTHER NOTES PAYABLE

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                 ---------------------------
                                                                                    1997            1998
                                                                                 ------------    -----------
8.25% note payable for satellite vendor financing for EchoStar I due in equal
  monthly installments of $722, including interest, through February 2001......    $ 24,073       $ 17,137
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001......      22,489         17,416
8.25% note payable for satellite vendor financing for EchoStar III due in equal
  monthly installments of $294, including interest, through October 2002.......      13,812         12,183
8.25% note payable for satellite vendor financing for EchoStar IV due in equal
  monthly installments of $264, including interest, through May 2003...........           -         12,950
Mortgages and other unsecured notes payable due in installments through April
  2009 with interest rates ranging from 8% to 10%..............................       9,357          6,443
                                                                                 ----------      ---------
Total.......................................................................         69,731         66,129
Less current portion........................................................        (17,885)       (22,679)
                                                                                 ----------      ---------
Mortgages and other notes payable, net of current portion...................       $ 51,846       $ 43,450
                                                                                 ----------      ---------
                                                                                 ----------      ---------


         During 1995 and 1996, ECC advanced the Company $46 million in the form of notes payable to enable the Company to make required payments under its EchoStar III construction contract. The notes payable bear interest at 11.25%, which is being added to principle.

         Future maturities of the Company's outstanding long-term debt, after consummation of the Tender Offers and issuance of the Notes on January 25, 1999, are summarized as follows (in thousands):

                                                                   MORTGAGES
                                                                   AND OTHER
                                 SEVEN YEAR        TEN YEAR           NOTES
                                    NOTES            NOTES          PAYABLE         TOTAL
                                 ----------      ------------      ----------    ------------
YEAR ENDING DECEMBER 31,
   1999......................    $       -       $          -       $ 22,679     $    22,679
   2000......................            -                  -         20,314          20,314
   2001......................            -                  -         13,560          13,560
   2002......................            -                  -          5,855           5,855
   2003......................            -                  -          1,675           1,675
   Thereafter................      375,000          1,625,000          4,400       2,004,400
                                 ----------      ------------      ----------    ------------
Total........................    $ 375,000        $ 1,625,000       $ 68,483     $ 2,068,483
                                 ----------      ------------      ----------    ------------
                                 ----------      ------------      ----------    ------------


SATELLITE VENDOR FINANCING

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). The Company utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of Dish, Ltd. and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financings for both EchoStar III and EchoStar IV are secured by an ECC corporate guarantee.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.       INCOME TAXES

         As of December 31, 1998, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $448 million. The NOLs expire beginning in the year 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

         In 1998, the Company increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. The Company continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely that not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of the Company's provision for income taxes.

     The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                          1997            1998
                                                                       ----------      ----------
Current deferred tax assets:
  Accrued royalties...............................................     $    6,506      $   15,971
  Inventory reserves and cost methods.............................          1,180           1,759
  Accrued expenses................................................          6,391           9,845
  Allowance for doubtful accounts.................................            517           1,098
  Reserve for warranty costs......................................            270             101
  Unrealized holding loss on marketable investment securities.....              4               -
                                                                       ----------      ----------
Total current deferred tax assets.................................         14,868          28,774

Current deferred tax liabilities:

  Subscriber acquisition costs and other..........................         (6,846)              -
                                                                       ----------      ----------
Total current deferred tax liabilities............................         (6,846)              -
                                                                       ----------      ----------
Gross current deferred tax assets.................................          8,022          28,774
Valuation allowance...............................................         (5,081)        (22,065)
                                                                       ----------      ----------
Net current deferred tax assets...................................          2,941           6,709

Noncurrent deferred tax assets:
  General business and foreign tax credits........................          2,224           2,072
  Net operating loss carryforwards................................        122,515         164,123
  Amortization  of  original  issue  discount  on 1994 Notes
    and 1996 Notes................................................         60,831         105,095
  Other...........................................................          7,571          12,999
                                                                       ----------      ----------
Total noncurrent deferred tax assets..............................        193,141         284,289
Noncurrent deferred tax liabilities:
  Depreciation....................................................        (17,264)        (24,115)
  Other...........................................................           (230)           (144)
                                                                       ----------      ----------
Total noncurrent deferred tax liabilities.........................        (17,494)        (24,259)
                                                                       ----------      ----------
Gross deferred tax assets.........................................        175,647         260,030
                                                                       ----------      ----------
Valuation allowance...............................................       (111,238)       (199,392)
                                                                       ----------      ----------
Net noncurrent deferred tax assets................................         64,409          60,638
                                                                       ----------      ----------
Net deferred tax assets...........................................     $   67,350      $   67,347
                                                                       ----------      ----------
                                                                       ----------      ----------


            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The components of the benefit (provision for) from income taxes are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                         1996            1997             1998
                                                       ---------      ------------     ----------
Current benefit (provision):
  Federal........................................      $  4,596       $      (361)     $       -
  State..........................................           (49)               (9)             6
  Foreign........................................          (209)             (137)           (77)
                                                       --------       -----------      ---------
                                                          4,338              (507)           (71)
Deferred benefit:
  Federal........................................        48,043           108,598         97,819
  State..........................................         2,472             8,082          7,319
  Increase in valuation allowance................             -          (116,319)      (105,138)
                                                       --------       -----------      ---------
                                                         50,515               361              -
                                                       --------       -----------      ---------
     Total benefit (provision)...................      $ 54,853       $      (146)     $     (71)
                                                       --------       -----------      ---------
                                                       --------       -----------      ---------


         The actual tax benefit (provision) for 1996, 1997 and 1998 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                       1996      1997       1998
                                                      -----     ------     ------
Statutory rate.....................................   35.0%      35.0%      35.0%
State income taxes, net of Federal benefit.........    1.8        1.6        1.6
Research and development and foreign tax credits...     -         0.7         -
Non-deductible interest expense....................   (1.4)      (0.5)      (1.3)
Other..............................................   (0.4)      (0.8)       0.4
Increase in valuation allowance....................     -       (36.0)     (35.7)
                                                      -----     ------     ------
Total benefit from income taxes....................   35.0%         -%         -%
                                                      -----     ------     ------
                                                      -----     ------     ------


6.       STOCK COMPENSATION PLANS

STOCK INCENTIVE PLAN

         In April 1994, EchoStar adopted a stock incentive plan (the "Stock Incentive Plan") to provide incentive to attract and retain officers, directors and key employees. EchoStar has reserved up to 10 million shares of its Class A common stock for granting awards under the Stock Incentive Plan. All stock options granted through December 31, 1998 have included exercise prices not less than the fair market value of EchoStar's Class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1998, EchoStar adopted the 1998 Incentive Plan which provided certain key employees a contingent incentive that would be paid, at the key employee's election, in stock options, a cash award or a combination thereof. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar did not meet any of the goals during 1998. Accordingly, no cash incentives were paid, all stock options granted pursuant to the Incentive Plan were cancelled and no compensation expense was recognized related to 1998 Incentive Plan. The Board of Directors has approved a similar plan for 1999. Any payments under this plan are contingent upon the achievement of certain financial and other goals.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                            1996                       1997                        1998
                                   -----------------------   ------------------------   -------------------------
                                                WEIGHTED-                 WEIGHTED-                   WEIGHTED-
                                                 AVERAGE                   AVERAGE                     AVERAGE
                                                 EXERCISE                  EXERCISE                    EXERCISE
                                    OPTIONS       PRICE       OPTIONS       PRICE        OPTIONS        PRICE
                                   ---------    ---------    ---------    ----------    ---------     -----------
Options outstanding, beginning
  of year......................    1,117,133      $ 12.23    1,025,273       $14.27     1,524,567      $ 14.99

Granted........................      138,790        27.02      779,550        17.05       698,135        18.78
Repriced.......................            -           -       255,794        17.00             -         -
Exercised......................     (103,766)       10.24      (98,158)        9.64      (188,182)       12.52
Forfeited......................     (126,884)       13.27     (437,892)       19.46      (587,505)       17.08
                                   ---------    ---------    ---------    ----------    ---------     -----------
Options outstanding, end of year   1,025,273      $ 14.27    1,524,567       $14.99     1,447,015      $ 16.29
                                   ---------    ---------    ---------    ----------    ---------     -----------
                                   ---------    ---------    ---------    ----------    ---------     -----------
Exercisable at end of year.....      258,368      $ 11.31      347,009       $12.15       482,303      $ 13.83
                                   ---------    ---------    ---------    ----------    ---------     -----------
                                   ---------    ---------    ---------    ----------    ---------     -----------


         Exercise prices for options outstanding as of December 31, 1998 are as follows:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      -------------------------------------------------     ---------------------------------
                         NUMBER          WEIGHTED-                             NUMBER
                      OUTSTANDING         AVERAGE                           EXERCISABLE
                         AS OF           REMAINING         WEIGHTED-           AS OF            WEIGHTED-
    RANGE OF          DECEMBER 31,      CONTRACTUAL         AVERAGE         DECEMBER 31,         AVERAGE
 EXERCISE PRICES          1998             LIFE          EXERCISE PRICE         1998          EXERCISE PRICE
-----------------     ------------      -----------      --------------     -------------     ---------------
$ 9.333 - $11.870       306,379              3.72          $  9.61             212,536           $  9.57
 17.000 -  18.290       937,546              6.19            17.04             265,271             17.03
 22.000 -  26.688       203,090              7.28            22.88               4,496             26.69
-----------------     ------------      -----------      --------------     -------------     ---------------
$ 9.333 - $26.688     1,447,015              5.82          $ 16.29             482,303            $13.83
-----------------     ------------      -----------      --------------     -------------     ---------------
-----------------     ------------      -----------      --------------     -------------     ---------------


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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1996         1997          1998
                                                 ---------     ---------     ---------
Risk-free interest rate.....................         6.80%         6.09%         5.64%
Volatility factor...........................           62%           68%           67%
Dividend yield..............................         0.00%         0.00%         0.00%
Expected term of options....................      6 years       6 years       6 years
Weighted-average fair value of
  options granted...........................     $  16.96      $  10.38      $  12.03


         The Company's pro forma net loss was $103 million, $325 million and $297 million for the years ended December 31, 1996, 1997, and 1998, respectively.

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

7.   EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

         During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 100,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1997 and 1998, employees purchased 4,430 and 15,776 shares of Class A common stock through the ESPP, respectively.

401(k) EMPLOYEE SAVINGS PLAN

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $226,000, $329,000 and $314,000 during 1996, 1997 and 1998, respectively. Additionally, EchoStar contributed 55,000 shares of its Class A common stock in 1996 (fair value of $935,000) to the 401(k) Plan as a discretionary contribution. During 1998, EchoStar contributed 80,000 shares of its Class A common stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution. During 1999, EchoStar expects to contribute 65,000 shares of its Class A common stock (fair value of

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution.

8.   OTHER COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         As of December 31, 1998, the Company's purchase commitments totaled approximately $59 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 1999. The Company expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

THE NEWS CORPORATION LIMITED

         During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other things, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News Corporation also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at the 110DEG. WL orbital slot purchased by MCI for more than $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led the parties to litigation. In mid-1997, EchoStar filed a complaint seeking specific performance of this agreement and damages, including lost profits. News Corporation filed an answer and counterclaims seeking unspecified damages, denying all of the material allegations and asserting numerous defenses. Discovery commenced in July 1997, and the case was set for trial commencing March 1999. In connection with the pending 110 Acquisition, the litigation between EchoStar and News Corporation will be stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fill a condition within the control of, News Corporation or MCI.

         In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its lawyers, which provides for the lawyers to be paid a percentage of any net recovery obtained in its dispute with News Corporation. Although they have not been specific, the lawyers have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the lawyers' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability thereunder. If the lawyers and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved under arbitration. It is too early to determine the outcome of negotiations or arbitration regarding this fee dispute.

WIC PREMIUM TELEVISION LTD.

         On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Corporation, ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. and Echosphere. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

BROADCAST NETWORK PROGRAMMING

         Section 119 of the Satellite Home Viewer Act authorizes EchoStar to substitute satellite-delivered network signals its subscribers, but only if those subscribers qualify as "unserved households", defined in the Satellite Home Viewer Act, those that, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity (as defined by the FCC) of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its subscribers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributes network signals to certain of EchoStar's competitors in the satellite industry.

         The national networks and local affiliate stations have recently challenged PrimeTime 24's methods of selling network programming (national and local) to consumers based upon infringement of copyright. The United States District Court for the Southern District of Florida has entered nationwide preliminary and permanent injunctions preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold according to certain stipulations in the injunction. The preliminary injunction took effect on February 28, 1999, and the permanent injunction is set to take effect on April 30, 1999. The injunctions cover "distributors" as well. The plaintiff in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions to homes delineated by a contour in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

         EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network signals directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which will materially restrict the market for the sale of network signals by EchoStar. CBS and other broadcast networks have informed EchoStar that they believe EchoStar's method of providing distant network programming violates the SHVA and hence infringes their copyright.

         On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. In the future, EchoStar may attempt to certify a class including the networks as well as any and all owned and operated stations and any independent affiliates. EchoStar has asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights.

         On November 5, 1998, several broadcast parties, acting on prior threats filed a complaint alleging, among other things, copyright infringement against EchoStar in federal district court in Miami. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The networks also filed a counter claim containing similar allegations against us in the Colorado litigation.

         On February 24, 1999, CBS, NBC, Fox, and ABC filed with the court a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. ("DIRECTV") in response to an announcement by DIRECTV that it was discontinuing retransmission of the programming of the four networks received from PrimeTime 24 and would instead distribute its own package of network affiliates to its existing subscribers. On February 25, 1999, the court granted CBS and Fox a temporary restraining order requiring DIRECTV and its agents and those who act in active concert or participation with DIRECTV, not to deliver CBS or Fox programming to subscribers who do not live in "unserved households." For purposes of determining whether a subscriber is "unserved," the court referred to a modified version of the Longley-Rice signal propagation model. The modifications in some respects reflect an order adopted by the FCC on February 2, 1999. On March 12, 1999, DIRECTV and the four major broadcast networks and their affiliates announced that they have reached a settlement of

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

that dispute. Under the terms of the settlement, DIRECTV, stations and networks have agreed on a timeframe to disconnect distant broadcast network signals from subscribers predicted to be ineligible based on a modified version of the Longley-Rice signal propagation model. Subscribers predicted to be ineligible who obtain consent from the affected affiliate stations to receive their signals via satellite will not lose receipt of their distant network signals. EchoStar is not sure what effect this development will have on its business.

         On March 24, 1999, we have a hearing scheduled in a Denver court on similar matters with similar parties. If we were to lose that hearing, it is likely that the broadcasters would move forward on their lawsuit filed in Miami and would seek similar remedies against us, including a temporary restraining order requiring us to stop delivering network signals to subscribers who do not live in "unserved households." Depending upon the terms, a restraining order could result in us having to terminate delivery of network signals to a material portion of our subscriber base, which could result in decreases in subscriber activations and subscription television services revenue and an increase in subscriber turnover.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position or results of operations of EchoStar.

METEOROID EVENTS

         In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). While there can be no assurance, the Company believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including the Company's DBS satellites. While the probability that the Company's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. The Company is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. At this time, the Company has not finally determined the impact, if any, these meteoroid events may have on its DBS satellites.

9.       SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the "Non-Guarantors"), the Seven and Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of the Company.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The combined assets, stockholders' equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder's equity, net loss and operating cash flows of the Company, including the non-guarantors during both 1997 and 1998. Summarized combined and consolidated financial information for the Company and the subsidiary guarantors is as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                      1996            1997          1998
                                                   ----------     -----------    -----------
STATEMENT OF OPERATIONS DATA:
   Revenue...................................      $  196,988     $  475,877     $   985,909
   Expenses..................................         305,705        700,104       1,116,733
                                                   ----------     ----------     -----------
   Operating loss............................        (108,717)      (224,227)       (130,824)
   Other income (expense)....................         (47,640)       (98,941)       (163,406)
                                                   ----------     ----------     -----------
   Net loss before taxes.....................        (156,357)      (323,168)       (294,230)
   Income tax benefit (provision), net.......          54,849           (146)            (72)
                                                   ----------     ----------     -----------
   Net loss..................................      $ (101,508)    $ (323,314)    $  (294,302)
                                                   ----------     ----------     -----------
                                                   ----------     ----------     -----------


                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                       1997         1998
                                                                  -----------    -----------
BALANCE SHEET DATA:
   Current assets..............................................   $   183,215    $   241,464
   Property and equipment, net.................................       859,279        853,818
   Other noncurrent assets.....................................       388,934        374,421
                                                                  -----------    -----------
   Total assets................................................   $ 1,431,428    $ 1,469,703
                                                                  -----------    -----------
                                                                  -----------    -----------

   Current liabilities.........................................   $   305,656    $   476,296
   Long-term liabilities.......................................     1,439,318      1,581,249
   Stockholder's equity (deficit)..............................      (313,546)      (587,842)
                                                                  -----------    -----------
   Total liabilities and stockholder's equity (deficit)........   $ 1,431,428    $ 1,469,703
                                                                  -----------    -----------
                                                                  -----------    -----------


10.  SEGMENT REPORTING

         The Company adopted Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") effective as of the year ended December 31, 1998. FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders and for related disclosures about products and services, geographic areas, and major customers.

         FAS No. 131 requires companies to use the "management approach" to reporting segment information, which focuses on the financial information that a company's chief decision maker uses to make operating decisions and to assess the company's performance. EchoStar's management reviews information for the Company to the extent necessary for debt compliance purposes. However, operational decisions are based on EchoStar's consolidated financial statements. Accordingly, in the following table EchoStar's consolidated segment information has been reconciled to amounts presented in the accompanying financial statements of the Company. "Other EchoStar Activity" includes the operations of EchoStar conducted through subsidiaries other than the Company. These operations consist primarily of direct equipment sales to subscribers, consumer products financing activities and niche programming revenue.

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

BUSINESS UNIT DESCRIPTIONS

         The operations of EchoStar include three interrelated business units:

         - THE DISH NETWORK - a DBS subscription television service in the United States.

         - ETC - the design, distribution and sale of EchoStar receiver systems for the DISH Network as well as for direct-to-home projects of other internationally, together with the provision of uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

         - SATELLITE SERVICEs - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services my include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

         The accounting policies for the above business units are the same as those described in the summary of significant accounting policies for the combined and consolidated entity. Both EchoStar and the Company account for intersegment sales and transfers at cost. All other revenue and expenses from segments below the quantitative thresholds are attributable to sales of C-band equipment and other corporate administrative functions. Only those assets and measures of profit and loss that are included in the measure of assets and profit and loss used by EchoStar's chief operating decision maker are reported.

FINANCIAL DATA BY BUSINESS UNIT

                                                                                                                    DBS CORP,
                                                                                      ECHOSTAR       OTHER         AFFILIATES
                                      DISH                  SATELLITE ELIMINATIONS  CONSOLIDATED    ECHOSTAR           AND
                                     NETWORK        ETC     SERVICES   AND OTHER       TOTAL        ACTIVITY      SUBSIDIARIES
                                    ---------    ---------  --------  ------------  ------------    ---------     ------------
YEAR ENDED DECEMBER 31, 1996
  Revenue......................     $ 142,913    $  18,930   $ 2,542   $  34,516     $   198,901     $  (1,798)    $  197,103
  Depreciation and amortization         2,356        1,143         -      39,915          43,414           (45)        43,369
  Total expenses...............       161,404       26,007     1,724     119,111         308,246        (2,278)       305,968
  EBITDA.......................       (16,135)      (7,685)      818     (42,929)        (65,931)          435        (65,496)
  Interest income..............         1,894          730         -      13,006          15,630          (519)        15,111
  Interest expense.............         2,015            3         -      59,469          61,487           943         62,430
  Income tax benefit, net......        34,117        3,708         -      16,868          54,693           160         54,853
  Net income (loss)............         3,541       (6,187)      818     (99,158)       (100,986)         (690)      (101,676)

YEAR ENDED DECEMBER 31, 1997
  Revenue......................     $ 378,377    $  82,609   $ 3,458   $  12,974     $   477,418     $  (1,516)    $  475,902
  Depreciation and amortization       158,992        1,659         -      12,625         173,276          (440)       172,836
  Total expenses...............       569,998       73,081       329      58,281         701,689        (1,451)       700,238
  EBITDA.......................       (32,629)      11,186     3,129     (32,681)        (50,995)         (505)       (51,500)
  Interest income..............        10,114          180         -       6,957          17,251        (4,739)        12,512
  Interest expense.............        27,503            -         -      76,689         104,192         5,811        110,003
  Income tax provision, net....            (7)         (32)        -        (107)           (146)            -           (146)
  Net income (loss)............      (231,223)       4,378     2,889     (88,869)       (312,825)      (10,599)      (323,424)

YEAR ENDED DECEMBER 31, 1998
  Revenue......................     $ 733,382    $ 251,958   $23,442  $  (26,116)    $    982,666    $   3,243     $  985,909
  Depreciation and amortization        85,107        2,097        26      15,406          102,636         (479)       102,157
  Total expenses...............       871,269      193,852     3,495      36,941        1,105,557       11,207      1,116,764
  EBITDA.......................       (52,781)      60,202    19,973     (47,649)         (20,255)      (8,443)       (28,698)
  Interest income..............         9,280            -         2      21,004           30,286      (20,175)        10,111
  Interest expense.............        49,042          282         -     118,205          167,529        5,413        172,942
  Income tax benefit
    (provision), net...........            17          (11)        -         (50)             (44)         (27)           (71)
  Net loss.....................      (199,356)      30,333    18,409    (110,268)        (260,882)     (33,493)      (294,375)



            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                       OTHER
GEOGRAPHIC INFORMATION                 UNITED STATES    EUROPE      INTERNATIONAL      TOTAL
                                       -------------   --------     -------------    ---------
1996
Total revenue*.....................    $  159,611      $ 26,984     $ 10,508         $ 197,103
Long-lived assets..................       656,697         1,103          233           658,033

1997
Total revenue*.....................    $  446,461      $ 20,592     $   8,849        $ 475,902
Long-lived assets..................       957,166         1,217           121          958,504

1998
Total revenue*.....................    $  967,746      $ 18,163     $       -        $ 985,909
Long-lived assets..................       955,586         1,498             -          957,084


* Revenues are attributed to geographic regions based upon the location from which the sale originated.

TRANSACTIONS WITH MAJOR CUSTOMERS

     During 1998, export sales to two customers together totaled $210 million and accounted for approximately 21% of the Company's total revenue. Revenues for these customers are included within the ETC business unit. Complete or partial loss of one or both of these customers would have a material adverse effect on the Company's results of operations.

11.  VALUATION AND QUALIFYING ACCOUNTS

     The Company's valuation and qualifying accounts as of December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                               BALANCE AT     CHARGED TO
                                              BEGINNING OF    COSTS AND                   BALANCE AT
                                                  YEAR         EXPENSES    DEDUCTIONS     END OF YEAR
                                             -------------  ------------   ----------     -----------
YEAR ENDED DECEMBER 31, 1996:
  Assets:
    Allowance for doubtful accounts.......     $ 1,106       $  2,340       $ (1,952)      $ 1,494
    Loan loss reserve.....................          78            157            (94)          141
    Reserve for inventory.................       2,797          4,304         (1,438)        5,663
  Liabilities:
    Reserve for warranty costs and other..       1,105           (342)             -           763

YEAR ENDED DECEMBER 31, 1997:
  Assets:
    Allowance for doubtful accounts.......     $ 1,494       $  4,343       $ (4,490)      $ 1,347
    Loan loss reserve.....................         141              7            (87)           61
    Reserve for inventory.................       5,663          1,650         (3,473)        3,840
  Liabilities:
    Reserve for warranty costs and other..         763              -            (53)          710

YEAR ENDED DECEMBER 31, 1998:
  Assets:
    Allowance for doubtful accounts.......     $ 1,347       $ 10,692       $ (9,043)      $ 2,996
    Loan loss reserve.....................          61             31            (92)            -
    Reserve for inventory.................       3,840          1,744           (403)        5,181
  Liabilities:
    Reserve for warranty costs and other..         710              -           (435)          275


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results of operations are summarized as follows (in thousands):

            ECHOSTAR DBS CORPORATION AND AFFILIATES AND SUBSIDIARIES
         (A COMBINATION OF CERTAIN WHOLLY-OWNED SUBSIDIARIES OF ECHOSTAR
               COMMUNICATIONS CORPORATION, AS DEFINED IN NOTE 1)
       NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                         THREE MONTHS ENDED
                                    ----------------------------------------------------------
                                     MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                    ----------     ----------     ------------     -----------
Year Ended December 31, 1997:
    Total revenue...............    $  68,967      $  97,831       $ 129,662        $  179,442
    Operating loss..............      (43,328)       (43,503)        (91,202)          (46,303)
    Net loss....................      (63,303)       (66,067)       (119,567)          (74,487)

Year Ended December 31, 1998:
    Total revenue...............    $ 214,024      $ 246,165       $ 236,755        $  288,965
    Operating loss..............      (21,682)       (17,106)        (17,206)          (74,861)
    Net loss....................      (57,261)       (53,122)        (60,577)         (123,415)


13.  SUBSEQUENT EVENTS

PRIMESTAR

         On February 26, 1999, EchoStar announced that it had sent a letter to the Board of Directors of PrimeStar expressing its desire and willingness to make an offer to purchase PrimeStar's high-powered DBS assets. These assets consist of two high-powered DBS satellites, Tempo I and Tempo II, and 11 of the 32 DBS frequencies capable of coverage of the entire continental United States, located at the 119DEG. WL orbital position. EchoStar's letter stated that it was ready, willing and able to make an offer to pay $600 million of total consideration (including assumed liabilities) for these assets on terms, other than price, substantially the same as those contained in an agreement among PrimeStar, Hughes Electronics Corporation, and certain other persons dated January 22, 1999. The deadline for a response to this letter has subsequently expired. Finalization of a future offer would be conditioned on the ability of PrimeStar to enter into and perform its obligations under a definitive agreement with EchoStar without breaching any contract to which PrimeStar or any of its affiliates is a party or by which they are otherwise bound.