Form 10-Q
period 1999-03-31
ECHOSTAR DBS CORP
filed 1999-05-17
CIK 1042642

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SEC TION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                   -----   -----

    AS OF MAY 14, 1998, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                              TABLE OF CONTENTS

                       PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1998 and March 31, 1999 (Unaudited)................  1

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 1998 and 1999 (Unaudited)..........  2

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1999 (Unaudited)..........  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..  4

Item 2.  Management's Narrative Analysis of Results of Operations.......... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ None

                        PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 17

Item 2.  Changes in Securities and Use of Proceeds.........................  *

Item 3.  Defaults Upon Senior Securities...................................  *

Item 4.  Submission of Matters to a Vote of Security Holders...............  *

Item 5.  Other Information................................................. None

Item 6.  Exhibits and Reports on Form 8-K.................................. 19


-----------------------------
 * This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                             ECHOSTAR DBS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                                     December 31,    March 31,
                                                                        1998            1999
                                                                     ---------------------------
ASSETS                                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents....................................      $    25,308     $   135,642
  Marketable investment securities.............................            7,000         138,093
  Trade accounts receivable, net of allowance for
    uncollectible accounts of $2,996 and $3,909, respectively..          107,743         104,773
  Insurance receivable.........................................               --         106,000
  Inventories..................................................           76,708          58,777
  Other current assets.........................................           24,823          25,733
                                                                     ---------------------------
Total current assets...........................................          241,582         569,018
Restricted Assets:
  Interest and satellite escrows and other restricted cash and
    marketable investment securities...........................           77,657              --
  Insurance receivable.........................................          106,000              --
                                                                     ---------------------------
Total restricted assets........................................          183,657              --
Property and equipment, net....................................          853,818         838,082
FCC authorizations, net........................................          103,266         102,611
Deferred tax assets............................................           60,638          63,572
Other noncurrent assets........................................           27,212          30,832
                                                                     ---------------------------
    Total assets...............................................      $ 1,470,173     $ 1,604,115
                                                                     ---------------------------
                                                                     ---------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable.......................................      $    90,562     $    92,089
  Deferred revenue.............................................          132,857         145,578
  Accrued expenses.............................................          176,158         206,935
  Advances from affiliates, net................................           54,805         246,681
  Current portion of long-term debt............................           22,679          22,764
                                                                     ---------------------------
Total current liabilities......................................          477,061         714,047

Long-term obligations, net of current portion:
  1994 Notes...................................................          571,674           1,503
  1996 Notes...................................................          497,955           1,097
  1997 Notes...................................................          375,000              15
  Seven Year Notes.............................................               --         375,000
  Ten Year Notes...............................................               --       1,625,000
  Mortgages and other notes payable, net of current portion....           43,450          38,409
  Notes payable to ECC, including accumulated interest.........           59,812              --
  Long-term deferred satellite services revenue and other
    long-term liabilities......................................           33,358          39,086
                                                                     ---------------------------
Total long-term obligations, net of current portion............        1,581,249       2,080,110
                                                                     ---------------------------
    Total liabilities..........................................        2,058,310       2,794,157

Commitments and Contingencies (Note 5)

Stockholder's Equity (Deficit):
  Common Stock, $.01 par value, 1,000 shares authorized,
    issued and outstanding.....................................               --              --
  Additional paid-in capital...................................          145,164         145,164
  Accumulated deficit..........................................         (733,301)     (1,335,206)
                                                                     ---------------------------
Total stockholder's equity (deficit)...........................         (588,137)     (1,190,042)
                                                                     ---------------------------
    Total liabilities and stockholder's equity (deficit).......      $ 1,470,173     $ 1,604,115
                                                                     ---------------------------
                                                                     ---------------------------


    See accompanying Notes to Condensed Consolidated Financial Statements.

                             ECHOSTAR DBS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                   1998                1999
                                                                ------------------------------
REVENUE:
  DISH Network:
    Subscription television services........................    $  128,541          $  260,801
    Other...................................................         6,184               2,265
                                                                ------------------------------
  Total DISH Network........................................       134,725             263,066
  DTH equipment sales and integration services..............        66,816              31,193
  Satellite services........................................         4,595               7,821
  C-band and other..........................................         7,888               7,983
                                                                ------------------------------
Total revenue...............................................       214,024             310,063

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses.............................        63,809             111,160
    Customer service center and other.......................        11,733              24,109
    Satellite and transmission..............................         5,252               9,446
                                                                ------------------------------
  Total DISH Network operating expenses.....................        80,794             144,715
  Cost of sales -- DTH equipment and integration services...        47,251              23,143
  Cost of sales -- C-band and other.........................         5,942               4,050
  Marketing:
    Subscriber promotion subsidies..........................        44,835             130,717
    Advertising and other...................................         8,249              11,681
                                                                ------------------------------
  Total marketing expenses..................................        53,084             142,398
  General and administrative................................        19,294              28,632
  Amortization of subscriber acquisition costs..............        10,971                  --
  Depreciation and amortization.............................        18,370              24,562
                                                                ------------------------------
Total costs and expenses....................................       235,706             367,500
                                                                ------------------------------
Operating loss..............................................       (21,682)            (57,437)

Other Income (Expense):
  Interest income...........................................         3,359               3,366
  Interest expense, net of amounts capitalized..............       (38,660)            (50,594)
  Other.....................................................          (107)                147
                                                                ------------------------------
Total other income (expense)................................       (35,408)            (47,081)
                                                                ------------------------------

Loss before income taxes....................................       (57,090)           (104,518)
Income tax provision, net...................................          (171)                (66)
                                                                ------------------------------
Net loss before extraordinary charges.......................       (57,261)           (104,584)
Extraordinary charge for early retirement of debt, net
  of tax....................................................            --            (228,733)
                                                                ------------------------------
Net loss....................................................    $  (57,261)         $ (333,317)
                                                                ------------------------------
                                                                ------------------------------


    See accompanying Notes to Condensed Consolidated Financial Statements.

                             ECHOSTAR DBS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                  Three Months Ended March 31,
                                                                --------------------------------
                                                                   1998                1999
                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................     $  (57,261)         $  (333,317)
Adjustments to reconcile net loss to net cash flows from
 operating activities:
  Extraordinary charge for early retirement of debt........             --              228,733
  Depreciation and amortization............................         18,370               24,562
  Amortization of subscriber acquisition costs.............         10,971                   --
  Interest on notes payable to ECC added to principal......          1,286                  330
  Amortization of debt discount and deferred financing
    costs..................................................         27,803               10,973
  Change in reserve for excess and obsolete inventory......            (33)                (405)
  Change in long-term deferred satellite services revenue
    and other long-term liabilities........................          2,964                5,728
  Changes in current assets and current liabilities........        (30,940)              65,612
                                                                --------------------------------
Net cash flows from operating activities...................        (26,840)               2,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities..............         (1,970)            (149,558)
Sales of marketable investment securities..................             --               18,465
Funds released from escrow and restricted cash and
  marketable investment securities.........................         27,219               77,657
Investment earnings placed in escrow.......................         (2,275)                  --
Advances to affiliates.....................................         (5,422)                  --
Purchases of property and equipment........................        (19,900)              (8,171)
Other......................................................           (794)                 121
                                                                --------------------------------
Net cash flows from investing activities...................         (3,142)             (61,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates...................................             --              191,876
Proceeds from issuance of Seven Year Notes.................             --              375,000
Proceeds from issuance of Ten Year Notes...................             --            1,625,000
Debt issuance costs and prepayment premiums................             --             (233,452)
Retirement of 1994 Notes...................................             --             (575,674)
Retirement of 1996 Notes...................................             --             (501,350)
Retirement of 1997 Notes...................................             --             (378,110)
Capital contribution to ECC................................             --             (268,588)
Repayment of notes payable to ECC..........................             --              (60,142)
Repayments of mortgage indebtedness and notes payable......         (4,025)              (4,956)
                                                                --------------------------------
Net cash flows from financing activities...................         (4,025)             169,604
                                                                --------------------------------

Net (decrease) increase in cash and cash equivalents.......        (34,007)             110,334
Cash and cash equivalents, beginning of period.............         62,059               25,308
                                                                --------------------------------
Cash and cash equivalents, end of period...................     $   28,052          $   135,642
                                                                --------------------------------
                                                                --------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalized interest, including amounts due from
    affiliates.............................................     $    7,943          $        --
  Accrued capital expenditures.............................         10,653                   --


    See accompanying Notes to Condensed Consolidated Financial Statements.

                           ECHOSTAR DBS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

    EchoStar DBS Corporation ("DBS Corp," or the "Company"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. During March 1999, EchoStar received approval from the Federal Communications Commission ("FCC") to reorganize certain of its direct and indirect wholly-owned subsidiaries in order to streamline its organization and operations. During the first quarter of 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation ("ESC"). DirectSat Corporation, Direct Broadcasting Satellite Corporation ("DBSC") and EchoStar Space Corporation ("Space") were merged into ESC. Dish, Ltd., and EchoStar Satellite Broadcasting Company ("ESBC") were merged into the Company. EchoStar IV and the related FCC licenses were transferred to ESC. The accompanying financial statements retroactively reflect this reorganization.

    Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended March 31, 1999. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

    - THE DISH NETWORK -- a direct broadcast satellite ("DBS") subscription television service in the United States. As of March 31, 1999, EchoStar had approximately 2.3 million DISH Network subscribers.

    - ECHOSTAR TECHNOLOGIES CORPORATION ("ETC") -- engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

    - SATELLITE SERVICES -- engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

    Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II, "EchoStar III," and "EchoStar IV"), digital satellite receivers, digital broadcast operations center, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the combined and consolidated financial

                           ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)

statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                December 31,   March 31,
                                                   1998          1999
                                                ------------------------
    DBS receiver components.................... $27,050       $29,895
    EchoStar receiver systems..................  45,025        20,420
    Consigned DBS receiver components..........   6,073         9,567
    Finished goods - analog DTH equipment......   2,656         2,785
    Spare parts and other......................   1,085           886
    Reserve for excess and obsolete inventory..    (5,181)       (4,776)
                                                ------------------------
                                                 $76,708       $58,777
                                                ------------------------
                                                ------------------------

4.  LONG-TERM DEBT

    On January 25, 1999, the Company sold $375 million principal amount of 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the "Ten Year Notes," and together with the Seven Year Notes, the "Notes"). Concurrently with the closing of these offerings, the Company used approximately $1.658 billion of net proceeds received from the sale of the Notes to complete tender offers for the outstanding 12 7/8% Senior Secured Discount Notes due June 1, 2004 issued by Dish, Ltd. ("the 1994 Notes"), the 13 1/8% Senior Secured Discount Notes due 2004 issued by ESBC ("the 1996 Notes") and the 12 1/2% Senior Secured Notes due 2002 issued by the Company ("the 1997 Notes"). In February 1999, ECC used approximately $268 million of net proceeds received from the sale of the Notes to complete a tender offer related to the 12 1/8% Senior Preferred Exchange Notes due 2004, issued on January 4, 1999, in exchange for all of its issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock. Substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the tender offers. The consummation of the tender offers resulted in a one-time extraordinary charge to the Company's net income of $229 million (approximately $203 million of tender premiums and consent fees and approximately $26 million associated with the write-off of unamortized deferred financing costs and other transaction-related costs).

5.  COMMITMENTS AND CONTINGENCIES

THE NEWS CORPORATION LIMITED

    During February 1997, EchoStar and News Corporation Limited ("News Corporation") announced an agreement pursuant to which, among other things, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News Corporation also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at the 110DEG. West Longitude ("WL") orbital slot purchased by MCI Telecommunications Corporation/WorldCom ("MCI") for more than $682 million following a 1996 FCC auction (the "110 acquisition"). During late April 1997, substantial disagreements arose between the parties regarding their obligations under this

                           ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)

agreement. Those substantial disagreements led the parties to litigation. In mid-1997, EchoStar filed a complaint seeking specific performance of this agreement and damages, including lost profits. News Corporation filed an answer and counterclaims seeking unspecified damages, denying all of the material allegations and asserting numerous defenses. Discovery commenced in July 1997, and the case was set for trial commencing March 1999. In connection with the pending 110 acquisition, the litigation between EchoStar and News Corporation has been stayed and will be dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fill a condition within the control of, News Corporation or MCI.

    In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its attorneys, which provides for the attorneys to be paid a percentage of any net recovery obtained in its dispute with News Corporation. The lawyers have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the lawyers' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability thereunder. If the lawyers and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved through arbitration. It is too early to determine the outcome of negotiations or arbitration regarding this fee dispute.

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

    On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC, Dish, Ltd. and Echosphere. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of US $175 million. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

    Section 119 of the Satellite Home Viewer Act authorizes EchoStar to provide satellite-delivered network channels to customers who qualify as "unserved households," defined in the Satellite Home Viewer Act as, consumers who, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity (as defined by the FCC) of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its customers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributed network signals to certain of EchoStar's competitors in the satellite industry.

    The national networks and local affiliate stations recently challenged PrimeTime 24's methods of selling network programming to consumers based upon copyright infringement. The United States District Court for the

                           ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)

Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

    EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network channels directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which materially restrict the market for the sale of network channels by EchoStar.

    On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. On November 5, 1998, the four major broadcast networks and their affiliate groups filed a complaint in federal court in Miami alleging, among other things, copyright infringement against EchoStar. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The case filed by EchoStar was subsequently combined with and transferred to the Miami court.

    On February 24, 1999, CBS, NBC, Fox, and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. ("DIRECTV") in Miami relating to the delivery of distant network channels to DIRECTV customers by satellite. On March 12, 1999, DIRECTV and the four networks announced that they had reached a settlement of that dispute. Under the terms of the settlement, DIRECTV customers predicted to receive a strong signal (Grade A intensity) from their local stations will lose access to their satellite provided network channels by June 30, 1999, while DIRECTV customers predicted to receive a weaker, but allegedly adequate signal (Grade B intensity) from their local stations will be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite delivered network programming other than EchoStar agreed to this cut off schedule.

    The Networks are currently pursuing a Motion for Preliminary Injunction in the Miami Court, asking that Court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule as agreed to by DIRECTV. EchoStar intends to vigorously contest the issuance of such an injunction. In the event of a decision adverse to EchoStar in this case, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. While the Networks have not sought monetary damages, they have sought to recover attorneys fees should they prevail. EchoStar has commenced sending letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated commencing in June of this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decrease could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels EchoStar may otherwise be required to terminate.

    The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

                           ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)

METEOROID EVENTS

    In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). The Company believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including the Company's DBS satellites. While the probability that the Company's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. The Company is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. While there can be no assurance, due to its excess satellite capacity, The Company does not expect to experience an interruption of service due to any potential damage resulting from these meteoroid events.

6.  SEGMENT REPORTING

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

                                                                                                                    DBS CORP,
                                                                                         ECHOSTAR       OTHER      AFFILIATES
                                        DISH                SATELLITE   ELIMINATIONS   CONSOLIDATED    ECHOSTAR       AND
                                      NETWORK       ETC     SERVICES     AND OTHER         TOTAL       ACTIVITY   SUBSIDIARIES
                                     ---------  ----------  ---------  --------------  -------------  ----------  ------------
THREE MONTHS ENDED MARCH 31, 1998
Revenue............................  $ 141,869   $  63,778   $ 4,856      $  3,936      $ 214,439      $   (415)   $  214,024
Net income (loss)..................    (38,735)      8,586     4,219       (23,956)       (49,886)       (7,375)      (57,261)

THREE MONTHS ENDED MARCH 31, 1999
Revenue............................  $ 280,776   $  26,995   $ 9,145      $ (7,552)     $ 309,364      $    699    $  310,063
Net income (loss) before
  extraordinary charges............   (107,322)     (3,625)    5,013         2,602       (103,332)       (1,252)     (104,584)

7.  SUBSEQUENT EVENTS

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (Unaudited)

ECHOSTAR IV

    As previously announced, the south solar array on EchoStar IV did not properly deploy subsequent to the launch of EchoStar IV on May 8, 1998. This anomaly resulted in a reduction of power available to operate the satellite. The solar array anomaly limits EchoStar to the operation of approximately 18 transponders as of May 13, 1999. Available power will continue to decline over the next several years, resulting in continuing reductions in the number of available transponders. Approximately 16 transponders should be available for the entire life of the satellite. In addition, an unrelated anomaly discovered during the third quarter of 1998 resulted in the failure of six transponders during 1998. The satellite is equipped with a total of 44 transponders. 24 operating transponders are necessary to fully utilize EchoStar's 24 frequencies at 148DEG. WL, where the satellite is located. In September 1998, EchoStar filed a $219.3 million insurance claim for a total constructive loss (as defined in the launch insurance policy) related to EchoStar IV. That claim is pending.

    During May 1999, EchoStar IV experienced additional anomalies. An investigation of those anomalies, affecting transponders, heating systems and fuel lines but which have not caused material reductions in functionality to date, is continuing. It is not yet possible to conclude whether the additional anomalies will result in further reductions of satellite functionality in the future. While there can be no assurance, EchoStar does not currently expect short or medium term satellite operations to be materially adversely impacted. EchoStar has not completed its assessment of the additional impairment, if any, to EchoStar IV, but currently believes that insurance proceeds will be sufficient to offset any additional write-down of satellite assets that may be required because of lost functionality caused by these anomalies. However, no assurance can be provided as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

    As a result of the recent anomalies experienced by EchoStar IV, EchoStar has instructed its broker to notify its insurance carriers of additional occurrences under the terms of the EchoStar IV launch insurance policy. The EchoStar IV launch insurance policy provides for insurance of $219.3 million covering the period from launch of the satellite (May 8, 1998) through May 8, 1999. Due to the anomalies experienced by EchoStar IV and the pending claim for a total constructive loss, EchoStar did not obtain in-orbit insurance on EchoStar IV. Consequently, in the event EchoStar's pending insurance claim is not resolved to its satisfaction, EchoStar IV will not be insured should further losses occur in the future.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.   SUCH FORWARD-LOOKING STATEMENTS
INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: A TOTAL OR PARTIAL LOSS OF A SATELLITE DUE TO OPERATIONAL FAILURES, SPACE DEBRIS OR OTHERWISE; A DECREASE IN SALES OF DIGITAL EQUIPMENT AND RELATED SERVICES TO INTERNATIONAL DIRECT-TO-HOME OR DTH SERVICE PROVIDERS; A DECREASE IN DISH NETWORK SUBSCRIBER GROWTH; AN INCREASE IN SUBSCRIBER TURNOVER; AN INCREASE IN SUBSCRIBER ACQUISITION COSTS; AN UNEXPECTED PRODUCT SHORTAGE; IMPEDIMENTS TO THE RETRANSMISSION OF LOCAL OR DISTANT BROADCAST NETWORK SIGNALS WHICH COULD RESULT FROM PENDING LITIGATION OR LEGISLATION; LOWER THAN EXPECTED DEMAND FOR OUR DELIVERY OF LOCAL BROADCAST NETWORK SIGNALS; AN UNEXPECTED BUSINESS INTERRUPTION DUE TO THE FAILURE OF THIRD-PARTIES TO REMEDIATE YEAR 2000 ISSUES; OUR INABILITY TO RETAIN NECESSARY AUTHORIZATIONS FROM THE FCC; AN INCREASE IN COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE, OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; A MERGER OF EXISTING DBS COMPETITORS; A CHANGE IN THE REGULATIONS GOVERNING THE SUBSCRIPTION TELEVISION SERVICE INDUSTRY; THE OUTCOME OF ANY LITIGATION IN WHICH WE MAY BE INVOLVED; FAILURE TO CONSUMMATE THE TRANSACTION WITH NEWS CORPORATION LIMITED AND MCI TELECOMMUNICATIONS CORPORATION/WORLDCOM,
REFERRED TO AS THE 110 ACQUISITION; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

    REVENUE. Total revenue for the three months ended March 31, 1999 was $310 million, an increase of $96 million compared to total revenue for the three months ended March 31, 1998 of $214 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

    DISH Network subscription television services revenue totaled $261 million for the three months ended March 31, 1999, an increase of $132 million or 103% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the three months ended March 31, 1999 increased approximately 87% compared to the same period in 1998. As of March 31, 1999, we had approximately 2.3 million DISH Network subscribers compared to 1.2 million at March 31, 1998. Monthly revenue per subscriber approximated $41 and $38 during the three months ended March 31, 1999 and 1998, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. During the three months ended March 31, 1999 and 1998, our subscriber turnover (which represents the number of subscriber disconnects during the period, divided by the weighted-average number of subscribers during the period) was approximately 1% per month.

    For the three months ended March 31, 1999, DTH equipment sales and integration services totaled $31 million, a decrease of $36 million compared to 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by us to international DTH service operators. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

    Substantially all of our EchoStar Technologies Corporation or ETC revenues have resulted from sales to two international DTH providers. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to the continued decrease in the sales price of digital set-top boxes and increasing competition, we expect that our DTH equipment and integration services revenue will decline during the remainder of 1999 as compared to 1998. DTH equipment and integration services revenue may decline as much as 50% during the remainder of 1999 as compared to 1998.

    During July 1998, Telefonica, one of the two DTH service providers described above, announced its intention to merge with Sogecable (Canal Plus Satellite), one of its primary competitors. In October 1998, Telefonica announced that the merger negotiations had been suspended. Subsequently, negotiations between Telefonica and Canal Plus Satellite were resumed and again suspended. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot yet predict the impact, if any, consummation of this merger might have on our future sales to Telefonica. As part of the 110 acquisition, we expect to receive a minimum order from a subsidiary of News Corporation for 500,000 set-top boxes. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such additional negotiations will be successful.

    Satellite services revenue totaled $8 million during the three months ended March 31, 1999, an increase of $3 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during the remainder of 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

    In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have commenced sending letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated commencing in June of this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels we may otherwise be required to terminate.

    DISH NETWORK OPERATING EXPENSES. DISH Network operating expenses totaled $145 million during the three months ended March 31, 1999, an increase of $64 million or 79%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% and 63% of subscription television services revenue during the three months ended March 31, 1999 and 1998, respectively.

    Subscriber-related expenses totaled $111 million during the three months ended March 31, 1999, an increase of $47 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 43% of subscription television services revenues during the three months ended March 31, 1999 compared to 50% during the same period in 1998. The decrease in subscriber-related expenses as a percentage of subscription television services revenue resulted primarily from a decrease in programming expenses on a per subscriber basis, which resulted from a change in product mix combined with price discounts received from certain content providers. Although we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near this level in future periods, this expense to revenue ratio could increase.

    Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $24 million during the three months ended March 31, 1999, an increase of $12 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during each of the three months ended March 31, 1999 and 1998. Although we expect customer service center and other expenses as a percentage of subscription television services revenue to remain near this level in future periods, this expense to revenue ratio could increase.

    Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $9 million during the three months ended March 31, 1999, a $4 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites are placed in service. However, we expect that satellite and transmission expenses as a percentage of subscription television services revenue may decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

    COST OF SALES -- DTH EQUIPMENT AND INTEGRATION SERVICES. Cost of sales -- DTH equipment and integration services totaled $23 million during the three months ended March 31, 1999, a decrease of $24 million compared to the same period in 1998. This decrease is consistent with the decrease in DTH equipment revenue. Cost of sales -- DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators. As a percentage of DTH equipment revenue, cost of sales represented 74% and 71% during the three months ended March 31, 1999 and 1998, respectively. We expect that cost of sales may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

    MARKETING EXPENSES. Marketing expenses totaled $142 million during the three months ended March 31, 1999, an increase of $89 million or 168%, compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $12 million during the three months ended March 31, 1999, an increase of $4 million over the same period in 1998.

    During the three months ended March 31, 1999, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $142 million, or approximately $355 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $51 million, or approximately $250 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

    During the first quarter of 1999, we introduced the PrimeStar bounty program and enhanced our DISH Network One-Rate Plan. Our subscriber acquisition costs under these programs are significantly higher than those under our other marketing programs. Under the enhanced DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $298 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. Under the enhanced DISH Network One-Rate Plan, we presently expect the participation rate to increase to approximately 30% to 40% of new subscriber activations during the duration of the promotion. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least July 1999.

    Under our PrimeStar bounty program, current PrimeStar customers are eligible to receive a free base-level EchoStar receiver system, free installation and six months of our America's Top 40 programming (which retails for $19.99 per month) without charge. A subscriber must make a one-year commitment to subscribe to either our America's Top 40 or our America's Top 100 CD programming package and prove that they are a current PrimeStar customer to be eligible for this program.

    Based upon our current promotions we do not expect a material change in subscriber acquisition costs during the second quarter of 1999. To the extent that we expand the PrimeStar bounty program and the DISH Network One-Rate Plan, our subscriber acquisition costs, both in aggregate and on a per new subscriber activation basis, may materially increase.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $29 million during the three months ended March 31, 1999, an increase of $10 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue represented 9% during the each of the three months ended March 31, 1999 and 1998. Although we expect that G&A expenses as a percentage of total revenue to remain near this level or decline modestly in future periods, this expense to revenue ratio could increase.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA was negative $33 million and negative $3 million, during the three months ended March 31, 1999 and 1998, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $33 million for the three months ended March 31, 1999 compared to $8 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies. It is important to note that EBITDA does not represent cash provided or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses including amortization of subscriber acquisition costs, aggregated $25 million during the three months ended March 31, 1999, a $4 million decrease compared to the same period in 1998. The decrease in depreciation and amortization expenses principally resulted from subscriber acquisition costs no longer being amortized, partially offset by an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998.

    OTHER INCOME AND EXPENSE. Other expense, net totaled $47 million during the three months ended March 31, 1999, an increase of $12 million as compared to the same period in 1998. The increase in other expense resulted primarily from interest expense associated with our 9 1/4% Senior Notes due 2006, and our 9 3/8% Senior Notes due 2009, both issued in January 1999, partially offset by a decrease in interest expense associated with our 12 1/2% Senior Secured Notes due 2002 issued in June 1997, our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996.

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

    We have established a five-phase plan to address potential Year 2000 issues:

    - INVENTORY -- the identification of all relevant hardware and software to establish the scope of subsequent testing;

    -  ASSESSMENT -- the process of evaluating the current level of Ye ar
       2000 readiness of all components identified in the inventory phase, defining actions necessary to retire, replace or otherwise correct all non-conforming components and estimating resources and timelines required by action plans;

    -  REMEDIATION -- the correction of previously identified Year 2000 issues;

    - VALIDATION/TESTING -- the evaluation of each component's performance as the date is rolled forward to January 1, 2000 and other dates and times relating to the Year 2000 issue; and

    - IMPLEMENTATION -- the process of updating components and correcting Year 2000 issues in the production operating environment of a system.

    In connection with this effort, we have segregated our computer systems and corresponding Year 2000 readiness risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems.

INTERNAL FINANCIAL AND ADMINISTRATIVE SYSTEMS

    With respect to our internal financial and administrative systems, we have completed the inventory phase of the Year 2000 readiness plan by identifying all systems with potential Year 2000 problems. We are currently in the process of assessing these systems by communicating with our outside software and hardware vendors and reviewing their certifications of Year 2000 readiness, as well as reviewing internal custom programming codes. We expect to have the assessment phase substantially completed by the end of May 1999.

    Upon completion of the assessment phase, we will begin the remediation and validation/testing phases. During the remediation phase, we will attempt to correct all problems detected while performing the assessment phase. During the validation/testing phase, we will create a parallel environment of all internal and administrative systems. We will run tests on the parallel environment to assess its reaction to changes in dates and times relating to the Year 2000 issue. We currently expect the remediation and validation/testing phases to be complete by the end of August 1999.

    Once all known problems are corrected within the parallel environment, we will make changes to the actual operating environment of our internal financial and administrative systems during the implementation phase. We currently expect to complete the implementation phase by mid October 1999. While we presently believe that our internal financial and administrative systems are Year 2000 ready, we will not be able to certify our Year 2000 readiness until the successful completion of the implementation phase. As new technology and software are integrated into our financial and administrative systems we will perform additional testing to attempt to ensure continued Year 2000 readiness.

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

    In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and are currently in the remediation phase of our Year 2000 readiness plan. The remediation phase of the plan is expected to be complete by July 1999. We expect to perform validation and testing of communications between our digital broadcast center and our DBS satellites during the third quarter of 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

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

THIRD-PARTY SYSTEMS

    We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 70% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

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

                           PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

THE NEWS CORPORATION LIMITED

    During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other things, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News Corporation also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at the 110DEG. WL orbital slot purchased by MCI for more than $682 million following a 1996 FCC auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led the parties to litigation. In mid-1997, EchoStar filed a complaint seeking specific performance of this agreement and damages, including lost profits. News Corporation filed an answer and counterclaims seeking unspecified damages, denying all of the material allegations and asserting numerous defenses. Discovery commenced in July 1997, and the case was set for trial commencing March 1999. In connection with the pending 110 acquisition, the litigation between EchoStar and News Corporation will be stayed and has been dismissed with prejudice upon closing or if the transaction is terminated for reasons other than the breach by, or failure to fill a condition within the control of, News Corporation or MCI.

    In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its attorneys, which provides for the attorneys to be paid a percentage of any net recovery obtained in its dispute with News Corporation. The lawyers have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the lawyers' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability thereunder. If the lawyers and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved through arbitration. It is too early to determine the outcome of negotiations or arbitration regarding this fee dispute.

WIC PREMIUM TELEVISION LTD.

    On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Corporation, EchoStar Communications Corporation or ECC and two of ECC's wholly-owned subsidiaries, Dish, Ltd. and Echosphere Corporation. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

    On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC, Dish, Ltd. and Echosphere. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of US $175 million. It is too early to determine whether or when any other lawsuits and/or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

BROADCAST NETWORK PROGRAMMING

    Section 119 of the Satellite Home Viewer Act authorizes EchoStar to provide satellite-delivered network channels to customers who qualify as "unserved households," defined in the Satellite Home Viewer Act as, consumers who, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving

                           PART II -- OTHER INFORMATION

antenna, an over-the-air signal of Grade B intensity, as defined by the FCC, of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its customers through PrimeTime 24, Joint Venture. PrimeTime 24 also distributed network signals to certain of EchoStar's competitors in the satellite industry.

    The national networks and local affiliate stations recently challenged PrimeTime 24's methods of selling network programming to consumers based upon copyright infringement. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed EchoStar that it considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

    EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network channels directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which materially restrict the market for the sale of network channels by EchoStar.

    On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. On November 5, 1998, the four major broadcast networks and their affiliate groups filed a complaint in federal court in Miami alleging, among other things, copyright infringement against EchoStar. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The case filed by EchoStar was subsequently combined with and transferred to the Miami court.

    On February 24, 1999, CBS, NBC, Fox, and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. in Miami relating to the delivery of distant network channels to DIRECTV customers by satellite. On March 12, 1999, DIRECTV and the four networks announced that they had reached a settlement of that dispute. Under the terms of the settlement, DIRECTV customers predicted to receive a strong signal (Grade A intensity) from their local stations will lose access to their satellite provided network channels by June 30, 1999, while DIRECTV customers predicted to receive a weaker, but allegedly adequate signal (Grade B intensity) from their local stations will be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite delivered network programming other than EchoStar agreed to this cut off schedule.

    The Networks are currently pursuing a Motion for Preliminary Injunction in the Miami Court, asking that Court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule as DIRECTV has agreed to. EchoStar intends to vigorously contest the issuance of such an injunction. In the event of a decision adverse to EchoStar in this case, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. While the Networks have not sought monetary damages, they have sought to recover attorney fees should they prevail. EchoStar has commenced sending letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated commencing in June of this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decrease could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels EchoStar may otherwise be required to terminate.

    We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

    27+  Financial Data Schedule.

--------------------------------

      +  Filed herewith.

(b)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              ECHOSTAR DBS CORPORATION


              By: /s/ DAVID K. MOSKOWITZ
                  --------------------------------------------------------------
                  David K. Moskowitz
                  Senior Vice President, General Counsel, Secretary and Director (DULY AUTHORIZED OFFICER)


              By: /s/ STEVEN B. SCHAVER
                  --------------------------------------------------------------
                  Steven B. Schaver
                  Chief Financial Officer
                  (PRINCIPAL FINANCIAL OFFICER)



Date:  May 17, 1999