Form 10-Q
period 1999-06-30
ECHOSTAR DBS CORP
filed 1999-08-16
CIK 1042642

=============================================================================

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          ____________________


                               Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No_____

     As of August 12, 1999, Registrant's outstanding common stock consisted of 1,000 shares of Common Stock.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

=============================================================================

                            TABLE OF CONTENTS

                      PART I   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
           December 31, 1998 and June 30, 1999 (Unaudited)............    1

          Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 1998
           and 1999 (Unaudited).......................................    2

          Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1999 (Unaudited)........    3

          Notes to Condensed Consolidated Financial Statements
           (Unaudited)................................................    4

Item 2.   Management's Narrative Analysis of Results of Operations....   11

Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk....................................................... None


                           PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   19

Item 2.   Changes in Securities and Use of Proceeds...................    *

Item 3.   Defaults Upon Senior Securities.............................    *

Item 4.   Submission of Matters to a Vote of Security Holders.........    *

Item 5.   Other Information........................................... None

Item 6.   Exhibits and Reports on Form 8-K............................   21


* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.


                           ECHOSTAR DBS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                               December 31,     June 30,
                                                      1998         1999
                                               ___________________________
Assets                                                         (Unaudited)
Current Assets:
    Cash and cash equivalents.................   $ 25,308        $ 202,402
    Marketable investment securities..........      7,000           86,309
    Trade accounts receivable, net of allowance
     for uncollectible accounts of $2,996 and
     $3,359, respectively.....................    107,743          111,447
    Insurance receivable......................       -             106,000
    Inventories...............................     76,708           74,893
    Other current assets......................     24,823           13,861
                                                 ___________________________
Total current assets..........................    241,582          594,912
Restricted Assets:
    Interest and satellite escrows and other
     restricted cash and marketable investment
     securities...............................     77,657             -
    Insurance receivable......................    106,000             -
                                                 ___________________________
Total restricted assets.......................    183,657             -
Property and equipment, net...................    853,818        1,326,917
FCC authorizations, net.......................    103,266          727,058
Deferred tax assets...........................     60,638           64,190
Other noncurrent assets.......................     27,212           31,006
                                                 ___________________________
        Total assets.......................... $1,470,173      $ 2,744,083
                                                 ===========================

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
    Trade accounts payable....................   $ 90,562        $ 110,717
    Deferred revenue..........................    132,857          148,358
    Accrued expenses..........................    176,158          288,651
    Advances from affiliates, net.............     54,805          257,068
    Current portion of long-term debt.........     22,679           20,901
                                                 ___________________________
Total current liabilities.....................    477,061          825,695

Long-term obligations, net of current portion:
    1994 Notes................................    571,674            1,503
    1996 Notes................................    497,955            1,097
    1997 Notes................................    375,000               15
    Seven Year Notes..........................       -             375,000
    Ten Year Notes............................       -           1,625,000
    Mortgages and other notes payable, net
     of current portion.......................     43,450           33,274
    Notes payable to ECC, including
     accumulated interest.....................     59,812             -
    Long-term deferred satellite services
     revenue and other long-term liabilities..     33,358           54,157
                                                 ___________________________
Total long-term obligations, net of
 current portion..............................  1,581,249        2,090,046
                                                 ___________________________
        Total liabilities.....................  2,058,310        2,915,741

Commitments and Contingencies (Note 8)

Stockholder's Equity (Deficit):
    Common Stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding.......       -                -
    Additional paid-in capital................    145,164        1,269,484
    Accumulated deficit.......................   (733,301)      (1,441,142)
                                                 ___________________________
Total stockholder's equity (deficit)..........   (588,137)        (171,658)
                                                 ___________________________
        Total liabilities and stockholder's
         equity (deficit)..................... $1,470,173      $ 2,744,083
                                                 ===========================


   See accompanying Notes to Condensed Consolidated Financial Statements.

                           ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands)
                                (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      __________________    _________________
                                      1998        1999      1998        1999
Revenue:
  DISH Network:
    Subscription television
     services...................... $151,527    $306,023  $280,068   $566,824
    Other..........................    3,238       2,243     9,422      4,508
                                    ____________________   __________________
  Total DISH Network...............  154,765     308,266   289,490    571,332
  DTH equipment sales and
   integration services............   80,050      25,315   146,866     56,508
  Satellite services...............    5,774       9,499    10,369     17,320
  C-band and other.................    5,575       6,930    13,463     14,913
                                    ____________________   __________________
Total revenue......................  246,164     350,010   460,188    660,073

Costs and Expenses:
  DISH Network Operating Expenses:
    Subscriber-related expenses....   69,388     133,857   133,197    245,017
    Customer service center and
     other.........................   14,369      25,266    26,102     49,375
    Satellite and transmission.....    5,460      10,859    10,712     20,305
                                    ____________________   __________________
  Total DISH Network operating
   expenses........................   89,217     169,982   170,011    314,697
  Cost of sales   DTH equipment
   and integration services........   53,749      18,803   101,000     41,946
  Cost of sales   C-band and
   other...........................    3,282       3,384     9,224      7,434
  Marketing:
    Subscriber promotion
     subsidies.....................   59,993     146,110   104,828    276,827
    Advertising and other..........    9,338       8,948    17,587     20,629
                                     ___________________   __________________
  Total marketing expenses.........   69,331     155,058   122,415    297,456
  General and administrative.......   23,172      30,812    42,466     59,444
  Amortization of subscriber
   acquisition costs...............    5,884         -      16,855       -
  Depreciation and amortization....   18,635      25,256    37,005     49,818
                                     ___________________   __________________
Total costs and expenses...........  263,270     403,295   498,976    770,795
                                     ___________________   __________________

Operating loss.....................  (17,106)    (53,285)  (38,788)  (110,722)

Other Income (Expense):
  Interest income..................    2,792       4,680     6,151      8,046
  Interest expense, net of amounts
   capitalized.....................  (37,996)    (48,799)  (76,656)   (99,393)
  Other............................     (700)     (8,510)     (807)    (8,363)
                                     ___________________   __________________
Total other income (expense).......  (35,904)    (52,629)  (71,312)   (99,710)
                                     ___________________   __________________

Loss before income taxes...........  (53,010)   (105,914) (110,100)  (210,432)
Income tax provision, net..........     (112)        (22)     (283)       (88)
                                     ___________________   __________________
Net loss before extraordinary
 charges...........................  (53,122)   (105,936) (110,383)  (210,520)
Extraordinary charge for early
 retirement of debt, net of tax....      -           -         -     (228,733)
                                     ___________________   __________________
Net loss........................... $(53,122)  $(105,936)$(110,383) $(439,253)
                                     ===================   ==================


 See accompanying Notes to Condensed Consolidated Financial Statements.

                           ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                Six Months Ended June 30,
                                                _________________________
                                                  1998             1999
                                                _________________________
Cash Flows From Operating Activities:
Net loss.......................................  $(110,383)   $(439,253)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
    Extraordinary charge for early retirement
     of debt...................................       -         228,733
    Loss on disposal of assets.................       -           8,378
    Depreciation and amortization..............     37,005       49,818
    Amortization of subscriber acquisition
     costs.....................................     16,855         -
    Interest on notes payable to ECC added
     to principal..............................      2,586          330
    Amortization of debt discount and deferred
     financing costs...........................     56,387       11,778
    Change in reserve for excess and obsolete
     inventory.................................         17         (383)
    Change in long-term deferred satellite
     services revenue and other long-term
     liabilities...............................      6,159       20,799
    Changes in current assets and current
     liabilities...............................     (4,162)     157,179
                                                 __________________________
Net cash flows from operating activities.......      4,464       37,379

Cash Flows From Investing Activities:
Purchases of marketable investment
 securities....................................     (1,970)    (178,133)
Sales of marketable investment securities......      5,868       98,824
Funds released from escrow and restricted
 cash and marketable investment securities.....     74,735       77,657
Investment earnings placed in escrow...........     (4,081)        -
Purchases of property and equipment............   (102,362)     (31,785)
Other..........................................        879          160
                                                ___________________________
Net cash flows from investing activities.......    (26,931)     (33,277)

Cash Flows From Financing Activities:
Advances from affiliates.......................      4,593      202,263
Proceeds from issuance of Seven Year Notes.....        -        375,000
Proceeds from issuance of Ten Year Notes.......        -      1,625,000
Debt issuance costs and prepayment premiums....        -       (233,452)
Retirement of 1994 Notes.......................        -       (575,674)
Retirement of 1996 Notes.......................        -       (501,350)
Retirement of 1997 Notes.......................        -       (378,110)
Capital contribution to ECC....................        -       (268,588)
Repayment of notes payable to ECC..............        -        (60,142)
Repayments of mortgage indebtedness and
 notes payable.................................     (8,167)     (11,954)
                                                ___________________________
Net cash flows from financing activities.......     (3,574)     172,993
                                                ___________________________

Net (decrease) increase in cash and cash
 equivalents...................................    (26,041)     177,095
Cash and cash equivalents, beginning of
 period........................................     62,059       25,308
                                                ___________________________
Cash and cash equivalents, end of period.......   $ 36,018    $ 202,403
                                                ===========================

Supplemental Disclosure of Cash Flow Information:
  Capitalized interest, including amounts due
   from affiliates..............................  $ 17,868    $   -
  Accrued capital expenditures..................    16,050        -
  Satellite vendor financing....................    12,950        -
  Assets acquired from News Corporation and MCI:
    FCC licenses and other......................       -        626,120
    Satellites..................................       -        451,200
    Digital broadcast operations center.........       -         47,000
  Capital contribution from ECC.................       -      1,124,320


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

     Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the six months ended June 30, 1999. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

     *   The DISH Network   a direct broadcast satellite ("DBS") subscription
         television service in the United States. As of June 30, 1999, EchoStar had approximately 2.6 million DISH Network subscribers.

     *   EchoStar Technologies Corporation ("ETC")   engaged in the design,
         distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     *   Satellite Services   engaged in the delivery of video, audio and data
         services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," and "EchoStar IV" ), digital satellite receivers, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

     On June 24, 1999, EchoStar acquired certain high-power DBS assets from The News Corporation Limited ("News Corporation") and MCI Telecommunications Corporation/WorldCom ("MCI") in exchange for shares of its Class A common stock (the "110 Acquisition"). A total of 8,603,116 pre-split shares of EchoStar Class A common stock were issued, valued at approximately $1.12 billion, at the date of issuance. The original purchase price was reduced by approximately $45.6 million. The reduction consisted of $30 million as compensation to EchoStar in exchange for the elimination of a commitment by an affiliate of News Corporation to purchase a minimum of 500,000 set-top boxes from ETC, and approximately $15.6 million of commitments assumed by EchoStar related to the build-out of the digital broadcast center in Gilbert, Arizona. The primary assets acquired by EchoStar from News and MCI in the transaction are:

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

     * the rights to 28 DBS frequencies at the 110 degrees West Longitude ("WL") orbital location;
     * two DBS satellites ("EchoStar V" and "EchoStar VI") to be delivered in-orbit (including construction, launch and insurance costs), and currently expected to be launched in September 1999 and December 1999 or January 2000, respectively;
     * a recently-constructed digital broadcast operations center located in Gilbert, Arizona;
     * a worldwide license from NDS Limited to use certain technology in connection with the manufacture and distribution of set-top boxes intended for use with the services of certain network operators; and
     * a three-year retransmission consent agreement for the DISH Network to rebroadcast FOX Broadcasting Company's local station signals in those markets where FOX owns the local affiliate.

     Beneficial interest in the assets and rights acquired by EchoStar in the 110 Acquisition were transferred to the Company promptly after closing.

2.     Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3.     Inventories

         Inventories consist of the following (in thousands):

                                            December 31,       June 30,
                                                   1998           1999
                                           _______________________________
                                                               (Unaudited)
         DBS receiver components..........   $ 27,050           $ 31,665
         EchoStar receiver systems........     45,025             30,113
         Consigned DBS receiver
          components......................      6,073             12,931
         Finished goods - analog DTH
          equipment.......................      2,656              3,617
         Spare parts and other............      1,085              1,365
         Reserve for excess and obsolete
          inventory.......................     (5,181)            (4,798)
                                            ________________________________
                                             $ 76,708           $ 74,893
                                            ================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

4.     Property and Equipment

         Property and equipment consist of the following (in thousands):

                                            December 31,       June 30,
                                                   1998           1999
                                           _______________________________
                                                               (Unaudited)
         EchoStar I.......................  $ 201,607          $ 201,607
         EchoStar II......................    228,694            228,694
         EchoStar III.....................    234,083            234,083
         EchoStar IV......................    105,005            105,005
         Furniture, fixtures and
          equipment.......................    182,717            209,710
         Buildings and improvements.......     42,121             39,180
         Tooling and other................      5,551              5,613
         Land.............................      1,640              1,640
         Vehicles.........................      1,288              1,312
         Construction in progress.........     18,329            514,154
                                            _______________________________
            Total property and equipment..  1,021,035          1,540,998
         Accumulated depreciation.........   (167,217)          (214,081)
                                            _______________________________
            Property and equipment, net...  $ 853,818        $ 1,326,917


         Construction in progress consists of the following (in thousands):

                                              December 31,       June 30,
                                                     1998           1999
                                             _______________________________
                                                                 (Unaudited)
      Progress amounts for satellite
       construction, launch, and launch
       insurance:
         EchoStar V.........................  $                 $ 243,100
         EchoStar VI........................      -               208,100
      Digital broadcast operations center...      -                47,000
      Other.................................    18,329             15,954
                                              _____________________________
                                              $ 18,329          $ 514,154
                                              =============================

5.     EchoStar IV

     As previously announced, the south solar array on EchoStar IV did not properly deploy subsequent to the launch on May 8, 1998. This anomaly resulted in a reduction of power available to operate the satellite and accelerated consumption of fuel. Available power will continue to decline over the next several years, resulting in continuing reductions in the number of available transponders. Approximately 16 transponders should be available for the entire life of the satellite. In addition, an unrelated anomaly discovered during the third quarter of 1998 resulted in the failure of six transponders during 1998. The satellite is equipped with a total of 44 transponders. In September 1998, EchoStar filed a $219.3 million insurance claim for a total constructive loss (as defined in the launch insurance policy) related to EchoStar IV. That claim is pending.

     During May 1999, EchoStar IV experienced anomalies affecting transponders, heating systems and the fuel system. In July 1999, prior to arriving at the 110 degrees WL orbital location, additional fuel system anomalies were confirmed. The recent anomalies have not caused material reductions in functionality to date. While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. It is not yet possible to conclude whether these anomalies will result in further reductions of satellite functionality or useful life in the future. We have not completed our assessment of the

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

additional impairment, if any, to EchoStar IV, but we currently continue to believe that insurance proceeds will be sufficient to offset all write-downs of satellite assets that might ultimately be necessary because of lost functionality caused by anomalies and consequences of which we are currently aware. However, we can provide no assurance as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

     As a result of the recent anomalies that EchoStar IV experienced, we have instructed our broker to notify our insurance carriers of additional occurrences under the terms of the EchoStar IV launch insurance policy. The EchoStar IV launch insurance policy provides for insurance of $219.3 million covering the period from launch of the satellite on May 8, 1998 through May 8, 1999. Due to the anomalies that EchoStar IV experienced and the pending claim for a total constructive loss, we did not obtain in-orbit insurance on EchoStar IV. Consequently, in the event we do not resolve our pending insurance claim to our satisfaction, EchoStar IV will not be insured if further losses occur in the future.

6.   Accrued Expenses

     Accrued expenses consist of the following (in thousands):

                                            December 31,       June 30,
                                                   1998           1999
                                           _______________________________
                                                               (Unaudited)
     Interest..........................    $ 24,918           $ 82,000
     Royalties and copyright fees......      49,400             66,523
     Programming.......................      35,472             52,846
     Marketing.........................      33,463             51,160
     Other.............................      32,905             36,122
                                           _______________________________
                                           $ 176,158          $ 288,651
                                           ===============================

7.   Long-Term Debt

     On January 25, 1999, the Company sold $375 million principal amount of 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the "Ten Year Notes," and together with the Seven Year Notes, the "Notes"). Concurrent with the closing of these offerings, the Company used approximately $1.658 billion of net proceeds received from the sale of the Notes to complete tender offers for the outstanding 12 7/8% Senior Secured Discount Notes due June 1, 2004 issued by Dish, Ltd. ("the 1994 Notes"), the 13 1/8% Senior Secured Discount Notes due 2004 issued by ESBC ("the 1996 Notes") and the 121/2% Senior Secured Notes due 2002 issued by the Company ("the 1997 Notes"). In February 1999, ECC used approximately $268 million of net proceeds received from the sale of the Notes to complete a tender offer related to the 12 1/8% Senior Preferred Exchange Notes due 2004, issued on January 4, 1999, in exchange for all of its issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock. Substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the tender offers. The consummation of the tender offers resulted in a one-time extraordinary charge to the Company's net income of $229 million (approximately $203 million of tender premiums and consent fees and approximately $26 million associated with the write-off of unamortized deferred financing costs and other transaction-related costs).

8.     Commitments and Contingencies

The News Corporation Limited

     During February 1997, EchoStar and News Corporation announced an agreement pursuant to which, among other thing, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial

                        ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation that arose in 1997, EchoStar has a contingent fee arrangement with its attorneys, which provides for the attorneys to be paid a percentage of any net recovery obtained in its dispute with News Corporation. The attorneys have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. EchoStar intends to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and EchoStar are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved through arbitration or litigation. It is too early to determine the outcome of this fee dispute.

WIC Premium Television Ltd.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC and Echosphere Corporation, a wholly-owned subsidiary of EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast Network Programming

     Section 119 of the Satellite Home Viewer Act authorizes EchoStar to provide satellite-delivered network channels to customers who qualify as "unserved households," defined in the Satellite Home Viewer Act as consumers who, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity, as defined by the FCC, of a primary network station affiliated with that network." Historically, EchoStar obtained distant broadcast network signals for distribution to its customers through PrimeTime 24, Joint Venture ("PrimeTime 24"). PrimeTime 24 also distributed network signals to certain of EchoStar's competitors in the satellite industry.

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed EchoStar that they considered EchoStar to be a "distributor" for purposes of that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

                        ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

     EchoStar ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network channels directly. EchoStar has also implemented Satellite Home Viewer Act Section 119 compliance procedures which materially restrict the market for the sale of network channels by EchoStar.

     On October 19, 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. On November 5, 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal court in Miami alleging, among other things, copyright infringement. The plaintiffs in that action have also requested the issuance of a preliminary injunction against EchoStar. The case filed by EchoStar was subsequently transferred to the Florida courts.

     On February 24, 1999, CBS, NBC, Fox, and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. ("DIRECTV") in Miami relating to the delivery of distant network channels to DIRECTV customers by satellite. On March 12, 1999, DIRECTV and the four networks announced that they had reached a settlement of that dispute. Under the terms of the settlement, DIRECTV customers predicted to receive a strong signal of Grade A intensity from their local stations will lose access to their satellite provided network channels by July 31, 1999, while DIRECTV customers predicted to receive a weaker, but allegedly adequate signal of Grade B intensity from their local stations will be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite delivered network programming other than EchoStar agreed to this cut off schedule.

     The Networks are currently pursuing a Motion for Preliminary Injunction in the Miami Court, asking that court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule agreed to by DIRECTV. EchoStar intends to vigorously contest the issuance of such an injunction. In the event of a decision adverse to EchoStar in this case, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result. Among other things, EchoStar could be required to terminate delivery of network signals to a material portion of its subscriber base. While the Networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has commenced sending letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decrease could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels EchoStar might otherwise be required to terminate.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

Meteoroid Events

     In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). EchoStar believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. EchoStar is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. While there can be no assurance, due

                      ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

to its significant satellite capacity, EchoStar is relatively well positioned to avoid any interruption of service due to any potential damage resulting from these meteoroid events.

9.     Segment Reporting

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

                                           Elim-  EchoStar          DBS Corp,
                                          nations Consoli- Other   Affiliates
                   Dish          Satellite  and    dated  EchoStar     And
                  Network  ETC   Services  Other   Total Activity Subsidiaries
                 ________ _____  ________ _____   ______ _________ __________
Six Months Ended
 June 30, 1998
  Revenue...... $305,158 $141,247 $10,794  $3,078 $460,277   $(89)  $460,188
  Net income
   (loss)......  (75,195)  19,579   9,480 (49,467) (95,603)(14,780) (110,383)

Six Months Ended
 June 30, 1999
  Revenue...... $593,988  $49,405 $23,158 $(7,309) $659,242   $831  $660,073
Net income (loss)
 before
 extraordinary
 charges....... (203,113)  (7,018) 12,183  18,487 (179,461)(31,059) (210,520)


Item 2.   MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.   Such forward-looking statements
involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of a satellite due to operational failures, space debris or otherwise; an unsuccessful launch or deployment of our fifth or sixth satellite, EchoStar V and EchoStar VI, respectively; a decrease in sales of digital equipment and related services to international direct-to-home or DTH service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; impediments to the retransmission of local or distant broadcast network signals which could result from pending litigation or legislation; lower than expected demand for our delivery of local broadcast network signals; an unexpected business interruption due to the failure of third-parties to remediate Year 2000 issues; our inability to retain necessary authorizations from the FCC; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998.

     Revenue. Total revenue for the three months ended June 30, 1999 was $350 million, an increase of $104 million compared to total revenue for the three months ended June 30, 1998 of $246 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth, partially offset by a decrease in EchoStar Technologies Corporation's or ETC's DTH equipment sales and integration services revenue. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled
$306 million for the three months ended June 30, 1999, an increase of $154 million or 102% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the three months ended June 30, 1999 increased approximately 89% compared to the same period in 1998. As of June 30, 1999, we had approximately 2.6 million DISH Network subscribers compared to 1.4 million at June 30, 1998. Monthly revenue per subscriber approximated $42 and $39 during the three months ended June 30, 1999 and 1998, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the three months ended June 30, 1999, DTH equipment sales and integration services totaled $25 million, a decrease of $55 million compared to 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment by us to international DTH service operators. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. This decrease in DTH equipment sales and integration services revenue, which was expected, was primarily attributable to decreased shipments to the Spanish DTH service operator as a result of lower demand.

     Substantially all of our ETC revenues have resulted from sales to two international DTH providers. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to the continued decrease in the sales price of digital set-top boxes and increasing competition, we expect that our DTH equipment and integration services revenue for the year ended December 31, 1999 may decline as much as 50% as compared to 1998. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     During July 1998, Telefonica, one of the two DTH service providers described above, announced its intention to merge with Sogecable (Canal Plus Satellite), one of its primary competitors. In October 1998, Telefonica announced that the merger negotiations had been suspended. Subsequently, negotiations between Telefonica and Canal Plus Satellite were resumed and again suspended. Currently, we do not expect that merger negotiations will resume. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot yet predict the impact, if any, eventual consummation of this often discussed merger might have on our future sales to Telefonica.

     Satellite services revenue totaled $9 million during the three months ended June 30, 1999, an increase of $3 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during the remainder of 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

     In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels we may otherwise be required to terminate.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $170 million during the three months ended June 30, 1999, an increase of $81 million or 91%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 56% and 59% of subscription television services revenue during the three months ended June 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $134 million during the three months ended June 30, 1999, an increase of $65 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 44% of subscription television services revenues during the three months ended June 30, 1999 compared to 46% during the same period in 1998. The decrease in this expense to revenue ratio resulted from subscription television services revenue increasing at a greater rate than subscriber-related expenses, due to greater premium channel penetration and subscription price increases. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $25 million during the three months ended June 30, 1999, an increase of $11 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended June 30, 1999, as compared to 9% during the same period in 1998. Although we do not expect customer service center and other expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $11 million during the three months ended June 30, 1999, a $6 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 4% of subscription television services revenue during the three months ended June 30, 1999 and 1998. We expect this expense to revenue ratio to decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     Cost of sales   DTH equipment and Integration Services.  Cost of sales
DTH equipment and integration services totaled $19 million during the three months ended June 30, 1999, a decrease of $35 million compared to the same period in 1998. This decrease is consistent with the decrease in DTH
equipment revenue.  Cost of sales   DTH equipment and integration services
principally includes costs associated with digital set-top boxes and related
components sold to international DTH operators.  Cost of sales   DTH equipment
and integration services represented 74% and 67% of DTH equipment revenue, during the three months ended June 30, 1999 and 1998, respectively. We expect
that cost of sales   DTH equipment and integration services may increase as a
percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

     Marketing Expenses. Marketing expenses totaled $155 million during the three months ended June 30, 1999, an increase of $86 million or 124%, compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $9 million during each of the three months ended June 30, 1999 and 1998.

     During the three months ended June 30, 1999, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $151 million, or approximately $365 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $66 million, or approximately $280 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     During the second quarter of 1999, we introduced the C-band bounty program, continued our PrimeStar bounty program and further enhanced our DISH Network One-Rate Plan. Our subscriber acquisition costs under these programs are significantly higher than those under our other marketing programs. Under the enhanced DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. Under the enhanced DISH Network One-Rate Plan, we presently expect the participation rate to remain at approximately 30% of new subscriber activations during the duration of the promotion. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least September 1999.

     Under our bounty programs, current C-band and PrimeStar customers are eligible to receive a free base-level EchoStar receiver system, free installation and six months of our America's Top 40 programming (which retails for $19.99 per month) without charge. A subscriber must make a one-year commitment to subscribe to either our America's Top 40 or our America's Top 100 CD programming package and prove that they are a current C-band or PrimeStar customer to be eligible for this program.

     Based upon our current promotions we expect a modest increase in average subscriber acquisition costs during the remainder of 1999. However our subscriber acquisition costs, both in aggregate and on a per new subscriber activation basis, may materially increase to the extent that we expand our bounty programs or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.

     General and Administrative Expenses. General and administrative expenses totaled $31 million during the three months ended June 30, 1999, an increase of $8 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue represented 9% during each of the three months ended June 30, 1999 and 1998. Although we expect G&A expenses as a percentage of total revenue to remain near this level or decline modestly in future periods, this expense to revenue ratio could increase.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash deferred compensation. EBITDA was negative
$26 million during the three months ended June 30, 1999 compared to $2 million during the three months ended June 30, 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $26 million for the three months ended June 30, 1999 compared to $7 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended June 30, 1999 does not include approximately $1.7 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

     Depreciation and Amortization. Depreciation and amortization expenses, excluding amortization of subscriber acquisition costs, aggregated $25 million during the three months ended June 30, 1999, a $6 million increase compared to the same period in 1998. This increase principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998. Amortization of subscriber acquisition costs totaled $6 million during the three months ended June 30, 1998. These costs became fully amortized during the third quarter of 1998, as we began expensing subscriber acquisition costs at the time of sale during October 1997.

     Other Income and Expense. Other expense, net totaled $53 million during the three months ended June 30, 1999, an increase of $17 million compared to the same period in 1998. This increase was primarily the result of a loss on disposal of assets and an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, referred to herein as the 1997 notes; our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, referred to herein as the 1994 notes; and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996, referred to herein as the 1996 notes, at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006, referred to herein as the seven year notes, and 9 3/8% Senior Notes due 2009, referred to herein as the ten year notes. Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $11 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

     Revenue. Total revenue for the six months ended June 30, 1999 was $660 million, an increase of $200 million compared to total revenue for the six months ended June 30, 1998 of $460 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth and higher average revenue per subscriber.

     DISH Network subscription television services revenue totaled
$567 million for the six months ended June 30, 1999, an increase of $287 million or 102% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the six months ended June 30, 1999 increased approximately 88% compared to the same period in 1998.

     For the six months ended June 30, 1999, DTH equipment sales and integration services totaled $57 million, a decrease of $90 million compared to 1998. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

     Satellite services revenue totaled $17 million during the six months ended June 30, 1999, an increase of $7 million as compared to the same period during 1998. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $315 million during the six months ended June 30, 1999, an increase of $145 million or 85%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 56% and 61% of subscription television services revenue during the six months ended June 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $245 million during the six months ended June 30, 1999, an increase of $112 million compared to the same period in 1998. Such expenses represented 43% of subscription television services revenues during the six months ended June 30, 1999 compared to 48% during the same period in 1998. The decrease in this expense to revenue ratio resulted from subscription television services revenue increasing at a greater rate than subscriber-related expenses, due to greater premium channel penetration and subscription price increases. Although we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near this level in future periods, this expense to revenue ratio could increase.

     Customer service center and other expenses totaled $49 million during the six months ended June 30, 1999, an increase of $23 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during each of the six months ended June 30, 1999 and 1998.

     Satellite and transmission expenses totaled $20 million during the six months ended June 30, 1999, a $9 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses represented 4% of subscription television services revenue during the six months ended
June 30, 1999 and 1998.

     Cost of sales   DTH equipment and Integration Services.  Cost of sales
DTH equipment and integration services totaled $42 million during the six months ended June 30, 1999, a decrease of $59 million compared to the same period in 1998. This decrease is consistent with the decrease in DTH
equipment revenue.  Cost of sales   DTH equipment and integration services
represented 74% of DTH equipment revenue during the six months ended
June 30, 1999 as compared to 69% during the same period in 1998.

     Marketing Expenses. Marketing expenses totaled $297 million during the six months ended June 30, 1999, an increase of $175 million or 143%, compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Advertising and other expenses totaled $21 million during the six months ended June 30, 1999, an increase of $3 million over the same period in 1998.

     During the six months ended June 30, 1999, our subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled $293 million. Comparatively, our subscriber acquisition costs during the six months ended June 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $102 million. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     General and Administrative Expenses. General and administrative expenses totaled $59 million during the six months ended June 30, 1999, an increase of $17 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue totaled 9% during each of the six months ended June 30, 1999 and 1998.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and other non-cash deferred compensation. EBITDA was negative $59 million and negative $2 million, during the six months ended June 30, 1999 and 1998, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $59 million for the six months ended June 30, 1999 compared to $15 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the six months ended June 30, 1999 does not include approximately $1.7 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $50 million during the six months ended June 30, 1999, a $4 million decrease compared to the same period in 1998, during which subscriber acquisition costs were amortized. The decrease in depreciation and amortization expenses principally resulted from subscriber acquisition costs becoming fully amortized during the third quarter of 1998, offset by an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998.

     Other Income and Expense. Other expense, net totaled $100 million during the six months ended June 30, 1999, an increase of $29 million as compared to the same period in 1998. This increase was primarily the result of a loss on disposal of assets and an increase in interest expense associated with our seven and ten year notes.

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

     We have established a five-phase plan to address potential Year 2000 issues:

     *   Inventory   the identification of all relevant hardware and software
         to establish the scope of subsequent testing;
     *   Assessment   the process of evaluating the current level of Year 2000
         readiness of all components identified in the inventory phase, defining actions necessary to retire, replace or otherwise correct all non-conforming components and estimating resources and timelines required by action plans;
     *   Remediation   the correction of previously identified Year 2000
         issues;
     *   Validation/testing   the evaluation of each component's performance
         as the date is rolled forward to January 1, 2000 and other dates and times relating to the Year 2000 issue; and
     *   Implementation   the process of updating components and correcting
         Year 2000 issues in the production operating environment of a system.

     In connection with this effort, we have segregated our computer systems and corresponding Year 2000 readiness risk into three categories: internal financial and administrative systems, service-delivery systems, and third-party systems.

Internal Financial and Administrative Systems

     With respect to our internal financial and administrative systems, we have completed the inventory phase of the Year 2000 readiness plan by identifying all systems with potential Year 2000 problems. We have also completed the process of assessing these systems by communicating with our outside software and hardware vendors and reviewing their certifications of Year 2000 readiness, as well as reviewing internal custom programming codes.

     Upon completion of the assessment phase, we began the remediation and validation/testing phases. During the remediation phase, we will attempt to correct all problems detected while performing the assessment phase. During the validation/testing phase, we will create a parallel environment of all internal and administrative systems. We will run tests on the parallel environment to assess its reaction to changes in dates and times relating to the Year 2000 issue. We currently expect the remediation and validation/testing phases to be complete by the end of August 1999, for most of our corporate systems.

     Once all known problems are corrected within the parallel environment, we will make changes to the actual operating environment of our internal financial and administrative systems during the implementation phase. We currently expect to complete the implementation phase by mid October 1999. While we presently believe that our internal financial and administrative systems are Year 2000 ready, we will not be able to certify our Year 2000 readiness until the successful completion of the implementation phase. As new or enhanced technology and software are integrated into our financial and administrative systems we will perform additional testing to attempt to ensure continued Year 2000 readiness.

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

     In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and have substantially completed the remediation phase of our Year 2000 readiness plan. We will continue to perform validation and testing of communications within our digital broadcast center and expect to complete this testing during the third quarter of 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

     During the assessment of our DBS satellites, we determined that our satellites do not operate under a calendar-driven system. Therefore, we do not expect changes in dates and times to affect the operation of our DBS satellites.

     We are currently working with the vendor of our third-party billing system to attempt to ensure its Year 2000 readiness. This vendor has indicated it has substantially completed all testing and remediation activities on its core systems and is currently testing its custom interfaces. The vendor has indicated it believes it is currently Year 2000 ready, however we can not provide any assurance in this regard.

Third-Party Systems

     We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 75% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

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

                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The News Corporation Limited

     During February 1997, our parent company and News Corporation announced an agreement pursuant to which, among other thing, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of our parent company. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation that arose in 1997, our parent company has a contingent fee arrangement with its attorneys, which provides for the attorneys to be paid a percentage of any net recovery obtained in its dispute with News Corporation. The attorneys have asserted that they may be entitled to receive payments in excess of $80 million to $100 million under this fee arrangement in connection with the settlement of the dispute with News Corporation. Our parent company intends to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and our parent company are unable to resolve this fee dispute under the fee arrangement, the fee dispute would be resolved through arbitration or litigation. It is too early to determine the outcome of this fee dispute.

WIC Premium Television Ltd.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against certain defendants which include: General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, or ECC, and two of our wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, which also include ECC and Echosphere Corporation, our wholly-owned subsidiary. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada and damages in excess of the equivalent of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

     Section 119 of the Satellite Home Viewer Act authorizes us to provide satellite-delivered network channels to customers who qualify as "unserved households," defined in the Satellite Home Viewer Act as consumers who, among other things, "cannot receive, through the use of a conventional outdoor rooftop receiving antenna, an over-the-air signal of Grade B intensity, as defined by the FCC, of a primary network station affiliated with that network." Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24, Joint Venture. PrimeTime 24 also distributed network signals to certain of our competitors in the satellite industry.

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed us that they considered us a "distributor" for purposes of

                     PART II - OTHER INFORMATION

that injunction. A federal district court in North Carolina has also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. Other copyright litigation against PrimeTime 24 is pending.

     We ceased delivering PrimeTime 24 programming in July 1998, and began uplinking and distributing network channels directly. We have also implemented Satellite Home Viewer Act Section 119 compliance procedures which materially restrict the market for the sale of network channels by us.

     On October 19, 1998, we filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. We asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. On
November 5, 1998, the four major broadcast networks and their affiliate groups filed a complaint against us in federal court in Miami alleging, among other things, copyright infringement. The plaintiffs in that action have also requested the issuance of a preliminary injunction against us. The case filed by us was subsequently transferred to the Florida courts.

     On February 24, 1999, CBS, NBC, Fox, and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction, and Contempt Finding" against DIRECTV, Inc. in Miami relating to the delivery of distant network channels to DIRECTV customers by satellite. On March 12, 1999, DIRECTV and the four networks announced that they had reached a settlement of that dispute. Under the terms of the settlement, DIRECTV customers predicted to receive a strong signal of Grade A intensity from their local stations will lose access to their satellite provided network channels by July 31, 1999, while DIRECTV customers predicted to receive a weaker, but allegedly adequate signal of Grade B intensity from their local stations will be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite delivered network programming other than us agreed to this cut off schedule.

     The Networks are currently pursuing a Motion for Preliminary Injunction in the Miami Court, asking that court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DIRECTV. We intend to vigorously contest the issuance of such an injunction. In the event of a decision adverse to us in this case, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result. Among other things, we could be required to terminate delivery of network signals to a material portion of our subscriber base. While the Networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have commenced sending letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber. While there can be no assurance, any such decrease could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled launches of EchoStar V and EchoStar VI later this year. While there can be no assurance, legislation pending in the Senate would, if passed into law, reduce the number of customers whose network channels we might otherwise be required to terminate.

Environmental Protection Agency

     In connection with a recent expansion of our digital broadcast center in Cheyenne, Wyoming, two additional underground storage tanks were installed by a contractor. The underground storage tanks were properly installed and are being operated in accordance with Environmental Protection Agency regulations. However, the EPA has alleged that the State of Wyoming was not timely advised of the installation of those tanks, and that a certificate of compliance was not timely filed following installation. As a result, during May 1999, we received notice that the EPA filed a complaint against us and has proposed to assess a civil penalty of $9,500. In accordance with our construction contract for the digital broadcast center, the general contractor has agreed to defend and indemnify us and to hold us harmless for any costs involved with resolving the complaint. While there can be no assurance, we expect to resolve this complaint in the near-term.

                     PART II - OTHER INFORMATION

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         This information is incorporated by reference to Item 1 of Part I of this document.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

27*      Financial Data Schedule.
________________________________

  *      Filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ECHOSTAR DBS CORPORATION


                     By: /s/ David K. Moskowitz
                         ___________________________________
                         David K. Moskowitz
                         Senior Vice President, General Counsel,
                         Secretary and Director
                         (Duly Authorized Officer)


                     By: /s/ Steven B. Schaver
                         ___________________________________
                         Steven B. Schaver
                         Chief Financial Officer
                         (Principal Financial Officer)


Date:  August 16, 1999