Form 10-Q
period 1999-09-30
ECHOSTAR DBS CORP
filed 1999-11-12
CIK 1042642

_____________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of November 11, 1999, Registrant's outstanding common stock consisted of 1,000 shares of Common Stock.

     The Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

_____________________________________________________________________________

                             TABLE OF CONTENTS

                       PART I   FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
            December 31, 1998 and September 30, 1999
            (Unaudited)..............................................    1

           Condensed Consolidated Statements of
            Operations for the three and nine months
            ended September 30, 1998 and 1999 (Unaudited)............    2

           Condensed Consolidated Statements of Cash
            Flows for the nine months ended
            September 30, 1998 and 1999 (Unaudited)..................    3

           Notes to Condensed Consolidated Financial
            Statements (Unaudited)...................................    4

Item 2.    Management's Narrative Analysis of Results of
            Operations...............................................   12

Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk.............................................. None

                         PART II   OTHER INFORMATION

Item 1.    Legal Proceedings.........................................   20

Item 2.    Changes in Securities and Use of Proceeds.................    *

Item 3.    Defaults Upon Senior Securities...........................    *

Item 4.    Submission of Matters to a Vote of Security Holders.......    *

Item 5.    Other Information......................................... None

Item 6.    Exhibits and Reports on Form 8-K..........................   22


___________________________
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                          ECHOSTAR DBS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                        December 31,         September 30,
                                               1998                  1999
                                        ___________________________________
Assets                                                        (Unaudited)
Current Assets:
    Cash and cash equivalents...........   $ 25,308           $ 74,195
    Marketable investment securities....      7,000             35,504
    Trade accounts receivable, net of
     allowance for uncollectible
     accounts of $2,996 and $2,627,
     respectively.......................    107,743            150,688
    Insurance receivable................       -               106,000
    Inventories.........................     76,708             89,538
    Other current assets................     24,823             31,515
                                           ____________________________
Total current assets....................    241,582            487,440
Restricted Assets:
    Interest and satellite escrows and
     other restricted cash and
     marketable investment securities...     77,657               -
    Insurance receivable................    106,000               -
                                           ____________________________
Total restricted assets.................    183,657               -
Property and equipment, net.............    853,818          1,332,126
FCC authorizations, net.................    103,266            725,431
Deferred tax assets.....................     60,638             63,801
Other noncurrent assets.................     27,212             30,486
                                           ____________________________
       Total assets..................... $1,470,173         $2,639,284
                                           ============================

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
    Trade accounts payable..............   $ 90,562          $ 139,556
    Deferred revenue....................    132,857            160,596
    Accrued expenses....................    176,158            269,946
    Advances from affiliates, net.......     54,805            257,316
    Current portion of long-term debt...     22,679             20,832
                                           ____________________________
Total current liabilities...............    477,061            848,246

Long-term obligations, net of current
 portion:
    1994 Notes..........................    571,674              1,503
    1996 Notes..........................    497,955              1,097
    1997 Notes..........................    375,000                 15
    Seven Year Notes....................       -               375,000
    Ten Year Notes......................       -             1,625,000
    Mortgages and other notes payable,
     net of current portion.............     43,450             28,278
    Notes payable to ECC, including
     accumulated interest...............     59,812                -
    Long-term deferred satellite
     services revenue and other
     long-term liabilities..............     33,358             58,335
                                           _____________________________
Total long-term obligations, net of
 current portion........................  1,581,249          2,089,228
                                           _____________________________
       Total liabilities................  2,058,310          2,937,474

Commitments and Contingencies (Note 8)

Stockholder's Equity (Deficit):
    Common Stock, $.01 par value, 1,000
     shares authorized, issued and
     outstanding........................       -                   -
    Additional paid-in capital..........    145,164          1,269,484
    Accumulated deficit.................   (733,301)        (1,567,674)
                                           _____________________________
Total stockholder's equity (deficit)....   (588,137)          (298,190)
                                           _____________________________
       Total liabilities and
        stockholder's equity (deficit).. $1,470,173         $2,639,284
                                           =============================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR DBS CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (In thousands)
                              (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                        September 30,        September 30,
                                    ___________________    __________________
                                     1998       1999        1998       1999
                                    ___________________    __________________
Revenue:
  DISH Network:
    Subscription television
     services...................  $ 179,472   $ 356,439  $ 459,540  $ 923,263
    Other.......................      1,674       2,116     11,096      6,624
                                  _____________________   ___________________
  Total DISH Network............    181,146     358,555    470,636    929,887
  DTH equipment sales and
   integration services.........     43,921      49,348    190,787    105,856
  Satellite services............      5,436      12,793     15,805     30,113
  C-band and other..............      6,253       9,685     19,716     24,598
                                  _____________________   ___________________
Total revenue...................    236,756     430,381    696,944  1,090,454

Costs and Expenses:
  DISH Network Operating Expenses:
    Subscriber-related
     expenses...................     77,520     158,144    210,717    403,161
    Customer service center
     and other..................     19,539      31,778     45,641     81,153
    Satellite and transmission..      7,013      10,088     17,725     30,393
                                  _____________________   ___________________
  Total DISH Network operating
   expenses.....................    104,072     200,010    274,083    514,707
  Cost of sales   DTH equipment
   and integration services.....     30,050      35,243    131,050     77,189
  Cost of sales   C-band and
   other........................      3,331       4,436     12,555     11,870
Marketing:
    Subscriber promotion
     subsidies..................     60,295     184,475    165,123    461,302
    Advertising and other.......      8,107      19,731     25,694     40,360
                                  _____________________   ___________________
  Total marketing expenses......     68,402     204,206    190,817    501,662
  General and administrative....     24,370      39,199     66,836     98,643
  Amortization of subscriber
   acquisition costs............      1,964         -       18,819       -
  Depreciation and
   amortization.................     21,773      26,910     58,778     76,728
                                  _____________________   ___________________
Total costs and expenses........    253,962     510,004    752,938  1,280,799
                                  _____________________   ___________________
Operating loss..................    (17,206)    (79,623)   (55,994)  (190,345)

Other Income (Expense):
  Interest income...............      2,021       2,788      8,172     10,834
  Interest expense, net of
   amounts capitalized..........    (45,563)    (48,223)  (122,219)  (147,616)
  Other.........................        108      (1,453)      (699)    (9,816)
                                  ______________________   __________________
Total other income (expense)....    (43,434)    (46,888)  (114,746)  (146,598)
                                  ______________________   __________________

Loss before income taxes........    (60,640)   (126,511)  (170,740)  (336,943)
Income tax provision, net.......         63         (21)      (220)      (109)
                                  ______________________   __________________
Net loss before extraordinary
 charges........................    (60,577)   (126,532)  (170,960)  (337,052)
Extraordinary charge for
 early retirement of debt,
 net of tax.....................       -           -          -      (228,733)
                                  ______________________   __________________
Net loss........................  $ (60,577) $ (126,532) $(170,960) $(565,785)
                                  ======================   ==================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR DBS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)


                                            Nine Months Ended September 30,
                                            _______________________________
                                                1998              1999
                                            _______________________________
Cash Flows From Operating Activities:
Net loss..................................   $(170,960)        $ (565,785)
Adjustments to reconcile net loss to net
 cash flows from operating activities:
   Extraordinary charge for early
    retirement of debt....................        -               228,733
   Loss on disposal of assets.............        -                 9,770
   Non-cash deferred compensation.........        -                 5,983
   Depreciation and amortization..........      58,778             76,728
   Amortization of subscriber
    acquisition costs.....................      18,819                -
   Interest on notes payable to ECC
    added to principal....................       3,900                330
   Amortization of debt discount and
    deferred financing costs..............      89,455             12,621
   Change in reserve for excess and
    obsolete inventory....................         374               (409)
   Change in long-term deferred satellite
    services revenue and other long-term
    liabilities...........................       8,454             24,977
   Changes in current assets and
    current liabilities...................     (48,888)           102,442
                                              ____________________________
Net cash flows from operating activities..     (40,068)          (104,610)

Cash Flows From Investing Activities:
Purchases of marketable investment
 securities...............................      (3,969)          (181,148)
Sales of marketable investment
 securities...............................       5,868            152,644
Funds released from escrow and
 restricted cash and marketable
 investment securities....................     116,468             77,657
Investment earnings placed in escrow......      (5,269)               -
Purchases of property and equipment.......    (133,807)           (63,338)
Other.....................................       1,400               (225)
                                              _____________________________
Net cash flows from investing
 activities...............................     (19,309)           (14,410)

Cash Flows From Financing Activities:
Advances from affiliates..................      51,689            202,511
Proceeds from issuance of Seven Year
Notes....................................        -                375,000
Proceeds from issuance of Ten
 Year Notes..............................        -              1,625,000
Debt issuance costs and prepayment
 premiums................................        -               (233,721)
Retirement of 1994 Notes.................        -               (575,674)
Retirement of 1996 Notes.................        -               (501,350)
Retirement of 1997 Notes.................        -               (378,110)
Capital contribution to ECC..............        -               (268,588)
Repayment of notes payable to ECC........        -                (60,142)
Repayments of mortgage indebtedness
 and notes payable.......................      (12,070)           (17,019)
                                             ______________________________
Net cash flows from financing
 activities..............................       39,619            169,907
                                             ______________________________

Net (decrease) increase in cash and
 cash equivalents........................      (19,758)            48,887
Cash and cash equivalents, beginning
 of period...............................       62,059             25,308
                                             ______________________________
Cash and cash equivalents, end
 of period...............................     $ 42,301           $ 74,195
                                             ==============================

Supplemental Disclosure of Cash Flow
 Information:
   Capitalized interest, including amounts
    due from affiliates..................     $ 21,619           $   -
   Contribution of satellite asset.......       20,000               -
   Satellite vendor financing............       12,950               -
   Assets acquired from News Corporation
    and MCI:
     FCC licenses and other..............         -               626,120
     Satellites..........................         -               451,200
     Digital broadcast operations
      center.............................         -                47,000
   Capital contribution from ECC.........         -             1,124,320


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

     Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the nine months ended September 30, 1999. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

     *   The DISH Network   a direct broadcast satellite ("DBS") subscription
         television service in the United States. As of September 30, 1999, EchoStar had approximately 3.0 million DISH Network subscribers.

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

     Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," "EchoStar IV," and "EchoStar V"), digital satellite receivers, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Recent Developments

     On June 24, 1999, EchoStar acquired certain high-power DBS assets from The News Corporation Limited ("News Corporation") and MCI Telecommunications Corporation/WorldCom ("MCI") in exchange for shares of its Class A common stock (the "110 Acquisition). The primary assets acquired by EchoStar from News and MCI in the transaction are:

     * the rights to 28 DBS frequencies at the 110 degrees West Longitude ("WL") orbital location;
     * two DBS satellites ("EchoStar V" and "EchoStar VI") to be delivered in-orbit (including construction, launch and insurance costs), EchoStar V was launched from Cape Canaveral, Florida on September 23, 1999 and EchoStar VI is currently expected to be launched in the second quarter of 2000;
     * a recently-constructed digital broadcast operations center located in Gilbert, Arizona;
     * a worldwide license from NDS Limited to use certain technology in connection with the manufacture and distribution of set-top boxes intended for use with the services of certain network operators; and
     * a three-year retransmission consent agreement for the DISH Network to rebroadcast FOX Broadcasting Company's local station signals in those markets where FOX owns the local affiliate.

     Beneficial interest in the assets and rights acquired by EchoStar in the 110 Acquisition were transferred to the Company promptly after closing.

     EchoStar V was successfully launched on September 23, 1999, from Cape Canaveral, Florida and has reached its final orbit at 110 degrees WL. The solar panels were successfully deployed a few hours after launch and the communication antennas were successfully deployed, as expected. During in-orbit testing of EchoStar V, minor anomalies have been detected which are not expected to affect service. Assuming successful completion of final in-orbit testing, EchoStar V is expected to commence commercial service during November 1999.

     On November 2, 1999, EchoStar entered into an exclusive multi-year agreement with Superstar/Netlink Group ("Superstar"), a subsidiary of TV Guide, Inc., to convert its 1,400,000 current and inactive C-band subscribers to EchoStar's DBS services. Under the terms of the agreement, Superstar will actively solicit its C-band subscribers to convert to EchoStar's DBS services and will not provide its subscriber lists to cable providers or other DBS providers. In exchange, on or before December 2, 1999, EchoStar will pay Superstar a $10,000,000 exclusivity fee. In addition, EchoStar will pay Superstar a commission of $250 for each of their active subscribers that converts to EchoStar's services and subscribes to DISH Network programming for at least 12 months following conversion, plus a monthly fee for a period of up to five years after conversion, so long as the subscriber purchases at least $19.99 of DISH Network programming per month. For each inactive Superstar subscriber that converts and subscribes to DISH Network programming for at least 12 months, EchoStar will pay Superstar a $100 commission and no monthly fee. To encourage conversion, Echostar will provide its dish system equipment and installation free to each converting Superstar subscriber. EchoStar will also provide approximately $50 of free programming to converting Superstar subscribers who pre-pay for one year of programming.

2.   Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

3.   Inventories

     Inventories consist of the following (in thousands):

                                            December 31,      September 30,
                                                  1998              1999
                                           _______________________________
                                                              (Unaudited)
     Finished goods - DBS..................   $ 44,936          $ 39,257
     Raw materials.........................      8,473            22,673
     Finished goods - reconditioned
      and other............................     18,406            18,697
     Consignment...........................      7,654             9,019
     Work-in-process.......................      2,420             4,664
     Reserve for excess and obsolete
      inventory............................     (5,181)           (4,772)
                                              _____________________________
                                              $ 76,708          $ 89,538
                                              =============================

4.   Property and Equipment

     Property and equipment consist of the
      following (in thousands):

                                            December 31,      September 30,
                                                  1998              1999
                                           _______________________________
                                                              (Unaudited)

       EchoStar I..........................  $ 201,607         $ 201,607
       EchoStar II.........................    228,694           228,694
       EchoStar III........................    234,083           234,083
       EchoStar IV.........................    105,005           105,005
       Furniture, fixtures and
        equipment..........................    182,717           215,937
       Buildings and improvements..........     42,121            39,836
       Tooling and other...................      5,551             5,656
       Land................................      1,640             1,640
       Vehicles............................      1,288             1,234
       Construction in progress............     18,329           537,383
                                              ___________________________
         Total property and equipment......  1,021,035         1,571,075
       Accumulated depreciation............   (167,217)         (238,949)
                                              ___________________________
         Property and equipment, net.......  $ 853,818       $ 1,332,126
                                              ===========================

     Construction in progress consists of
      the following (in thousands):

                                            December 31,      September 30,
                                                  1998              1999
                                           _______________________________
                                                              (Unaudited)
     Progress amounts for satellite
      construction, launch, and
      launch insurance:
         EchoStar V........................  $   -             $ 243,130
         EchoStar VI.......................      -               208,130
     Digital broadcast operations center...      -                47,000
     Other.................................     18,329            39,123
                                             ____________________________
                                              $ 18,329         $ 537,383
                                             ============================

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

5.   EchoStar IV

     As previously announced, as a result of the partial failure of EchoStar IV solar arrays to deploy, a maximum of approximately 18 transponders on EchoStar IV are currently available for use at any one time. The number of available transponders will decrease over time. Additionally, six of the 44 transponders on EchoStar IV have failed, resulting in the loss of use of a total of 12 transponders. In addition to transponder failures, EchoStar IV has experienced anomalies affecting its heating systems and fuel system. Based on existing data, EchoStar expects that approximately 16 transponders will probably be available over the entire expected life of the satellite, absent significant additional transponder problems or other failures. In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar IV. However, if we receive $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset.

     EchoStar's satellite insurance policy for EchoStar IV consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million. We anticipate meeting with many of our insurance carriers during late 1999. However, two of the participants in our insurance line have notified EchoStar they believe that EchoStar's alleged delay in providing required insurance claim information may reduce their obligation to pay any settlement related to the claim. One carrier recently asserted it has no obligation to pay. We strongly disagree with the position taken by those insurers and continue to believe that the EchoStar IV insurance claim will be resolved in a manner satisfactory to EchoStar. However, no assurance can be given that we will receive the amount claimed or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

     While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. Although we have not fully assessed the impairment to EchoStar IV from the transponder failures and other anomalies, we continue to believe that insurance proceeds will be sufficient to offset all write-downs of satellite assets that might ultimately be necessary because of lost functionality. However, there can be no assurance that additional material failures will not occur, and we can provide no assurance as to the ultimate amount that may be received from the insurance claim, or that coverage will be available. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

6.   Accrued Expenses

     Accrued expenses consist of the
      following (in thousands):

                                            December 31,      September 30,
                                                  1998              1999
                                           _______________________________
                                                              (Unaudited)
     Royalties and copyright fees.........    $ 49,400          $ 75,246
     Programming..........................      35,472            60,917
     Marketing............................      33,463            54,929
     Interest.............................      24,918            31,627
     Other................................      32,905            47,227
                                              ___________________________
                                             $ 176,158         $ 269,946
                                             =============================

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

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

8.   Commitments and Contingencies

The News Corporation Limited

     During February 1997, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, EchoStar has a contingent fee arrangement with the attorneys who represented EchoStar in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and EchoStar are unable to resolve this fee dispute, it would be resolved through arbitration or litigation. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.


WIC Premium Television Ltd.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd. ("WIC"), an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner
Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Broadcast Network Programming

     The Satellite Home Viewer Act permits satellite retransmission of distant network signals only to "unserved households."

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, EchoStar obtained distant broadcast network signals for distribution to its customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed EchoStar they considered EchoStar a "distributor" for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. EchoStar has implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by the Company.

     In October 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal court in Miami alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court.

     In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. Under the terms of a settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DIRECTV customers are to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule agreed to by DIRECTV.

     A preliminary injunction hearing was held on September 21, 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

     If this case is decided against EchoStar, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result. The litigation and legislation pending in Congress, among other things, could require the Company to terminate delivery of network signals to a material portion of its subscriber base, which could cause these subscribers to cancel EchoStar's services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has commenced sending letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated this year. Such

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

terminations would result in a small reduction in average monthly revenue per subscriber and could result in increased subscriber turnover.

     Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

     In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. The FCC recently denied in part and granted in part EchoStar's petition for reconsideration, allowing EchoStar some additional flexibility in the method for measuring Grade B intensity but denying the Company's requests on other matters. EchoStar cannot be sure whether these methods are favorable to the Company or what weight, if any, the courts will give to the FCC's decision. EchoStar also cannot be certain whether the application of these methods by the courts will result in termination of distant signal delivery to a material portion of its subscribers or decreases in future subscriber activations.

     In addition, the Satellite Home Viewer Act is set to expire at the end of 1999 if the currently pending legislation is not passed into law. If that legislation does not pass, EchoStar would lose the right to transmit all network programming and superstation signals by satellite.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the Company's financial position or results of operations.

Meteoroid Events

     In November 1998 certain meteoroid events occurred as the earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). EchoStar believes that its DBS satellites did not incur any significant damage as a result of these events. Similar meteoroid events are expected to occur again in November 1999. These meteoroid events continue to pose a potential threat to all in-orbit geosynchronous satellites, including EchoStar's DBS satellites. While the probability that EchoStar's spacecraft will be damaged by space debris is very small, that probability will increase by several orders of magnitude during the November 1999 meteoroid events. EchoStar is presently evaluating the potential effects that the November 1999 meteoroid events may have on its DBS satellites. While there can be no assurance, due to its significant satellite capacity, EchoStar is relatively well positioned to avoid any material interruption of service due to any potential damage resulting from these meteoroid events.

                          ECHOSTAR DBS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)


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

                                                                    DBS Corp
                                    Eliminations  EchoStar   Other Affiliates
              Dish         Satellite   and    Consolidated  EchoStar  And Sub-
            Network   ETC   Services   Other       Total   Activity sidiaries
             _______  _____ _________  ______   _________  _______   ________
Nine Months
 Ended
 September
 30, 1998
__________
 Revenue...  $497,155  $186,377  $16,913  $(4,761)  $695,684  $1,260 $696,944
 Net income
  (loss)...  (233,008)   25,461   14,283   45,690   (147,574)(23,386)(170,960)

Nine Months
Ended September
30, 1999
__________
 Revenue...  $962,854   $94,306  $43,497 $(13,919)$1,086,738 $3,716 $1,090,454
 Net income
  (loss)
  before
  extraordinary
  charges..  (562,740)   (8,086)  22,028  244,936   (303,862)(33,190)(337,052)


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

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998.

     Revenue. Total revenue for the three months ended September 30, 1999 was $430 million, an increase of $193 million compared to total revenue for the three months ended September 30, 1998 of $237 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled
$356 million for the three months ended September 30, 1999, an increase of $177 million or 99% compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the three months ended September 30, 1999 increased approximately 86% compared to the same period in 1998. As of September 30, 1999, we had approximately 3.0 million DISH Network subscribers compared to
1.6 million at September 30, 1998. Monthly revenue per subscriber approximated $43 and $40 during the three months ended September 30, 1999 and 1998, respectively. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     For the three months ended September 30, 1999, DTH equipment sales and integration services totaled $49 million, an increase of $5 million compared to the same period during 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. The increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in sales of DBS accessories, partially offset by a decrease in shipments to international DTH service operators during the three months ended September 30, 1999 as compared to the same period in 1998.

     Substantially all of our EchoStar Technologies Corporation, or ETC, revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Due to increasing competition and the continued decrease in the sales price of digital set-top boxes, we expect that our DTH equipment and integration services revenue for the year ended December 31, 1999 may decline as much as 50% as compared to 1998. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     As previously reported, since 1998, Telefonica, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable (Canal Plus Satellite), one of its primary competitors. Currently, we are not aware of any ongoing negotiations between Telefonica and Canal Plus Satellite. Although we have binding purchase orders from Telefonica for 1999 deliveries of DTH equipment, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Telefonica.

     Satellite services revenue totaled $13 million during the three months ended September 30, 1999, an increase of $8 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue is expected to increase during the remainder of 1999 to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

     In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and possibly increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in programming offerings that will follow the scheduled operation of EchoStar V later this year and launch of EchoStar VI during 2000. While there can be no assurance, legislation pending would, if passed into law, reduce the number of customers whose network channels we may otherwise be required to terminate.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $200 million during the three months ended September 30, 1999, an increase of $96 million or 92%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 56% and 58% of subscription television services revenue during the three months ended September 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $158 million during the three months ended September 30, 1999, an increase of $80 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 44% of subscription television services revenues during the three months ended September 30, 1999 compared to 43% during the same period in 1998. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $32 million during the three months ended September 30, 1999, an increase of $12 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during the three months ended September 30, 1999, as compared to 11% during the same period in 1998. Although we do not expect customer service center and other expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.


     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $10 million during the three months ended September 30, 1999, a $3 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the three months ended September 30, 1999 and 1998, respectively. While we can provide no assurance, we expect this expense to revenue ratio to decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

     Cost of sales   DTH equipment and Integration Services.  Cost of sales
DTH equipment and integration services totaled $35 million during the three months ended September 30, 1999, an increase of $5 million compared to the same period in 1998. This increase is consistent with the increase in DTH
equipment revenue.  Cost of sales   DTH equipment and integration services
principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. Cost of
sales   DTH equipment and integration services represented 71% and 68% of DTH equipment revenue, during the three months ended September 30, 1999 and 1998,
respectively.  We expect that cost of sales   DTH equipment and integration
services may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

     Marketing Expenses. Marketing expenses totaled $204 million during the three months ended September 30, 1999, an increase of $136 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $20 million and $8 million during the three months ended September 30, 1999 and 1998, respectively.

     During the three months ended September 30, 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled
$195 million, or approximately $390 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended September 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $64 million, or approximately $240 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     During the third quarter of 1999, we continued our C-band bounty program, our Great Rewards program (PrimeStar bounty), and our DISH Network One-Rate Plan. Our subscriber acquisition costs under these programs are significantly higher than those under our other marketing programs. Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. Under the DISH Network One-Rate Plan, we presently expect the participation rate to approximate 20% to 30% of new subscriber activations during the duration of the promotion. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least December 1999.

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

     Based upon our current promotions we expect a modest increase in average subscriber acquisition costs during the remainder of 1999. However our subscriber acquisition costs, both in aggregate and on a per new subscriber activation basis, may materially increase to the extent that we expand our bounty programs or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons. Further, subscriber acquisition costs will increase in connection with the agreement to convert Superstar/Netlink Group C-band subscribers to our DISH Network.

     General and Administrative Expenses. General and administrative expenses totaled $39 million during the three months ended September 30, 1999, an increase of $15 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue decreased to 9% during the three months ended September 30, 1999 compared to 10% during the same period in 1998. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash deferred compensation. EBITDA was negative
$48 million during the three months ended September 30, 1999 compared to $5 million during the three months ended September 30, 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative
$48 million for the three months ended September 30, 1999 compared to $7 million for the same period in 1998. This decline in EBITDA principally resulted from an increase in DISH Network operating and marketing expenses.
It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended September 30, 1999 does not include approximately $4.3 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $27 million during the three months ended September 30, 1999, a $3 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. Commencing October 1997, we instead expensed all of these costs at the time of sale. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998, partially offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

     Other Income and Expense. Other expense, net totaled $47 million during the three months ended September 30, 1999, an increase of $4 million compared to the same period in 1998. This increase resulted from a decrease in interest income and an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, referred to herein as the 1997 notes; our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, referred to herein as the 1994 notes; and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996, referred to herein as the 1996 notes, at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006, referred to herein as the seven year notes, and 9 3/8% Senior Notes due 2009, referred to herein as the ten year notes.

Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $4 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.

     Revenue. Total revenue for the nine months ended September 30, 1999 was $1.09 billion, an increase of $393 million compared to total revenue for the nine months ended September 30, 1998 of $697 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth and higher average revenue per subscriber.

     DISH Network subscription television services revenue totaled
$923 million for the nine months ended September 30, 1999, an increase of $463 million or 101%, compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the nine months ended September 30, 1999 increased approximately 87% compared to the same period in 1998.

     For the nine months ended September 30, 1999, DTH equipment sales and integration services totaled $106 million, a decrease of $85 million compared to the same period during 1998. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

     Satellite services revenue totaled $30 million during the nine months ended September 30, 1999, an increase of $14 million as compared to the same period during 1998. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $515 million during the nine months ended September 30, 1999, an increase of $241 million or 88%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 56% and 60% of subscription television services revenue during the nine months ended September 30, 1999 and 1998, respectively.

     Subscriber-related expenses totaled $403 million during the nine months ended September 30, 1999, an increase of $192 million compared to the same period in 1998. Such expenses represented 44% of subscription television services revenues during the nine months ended September 30, 1999 compared to 46% during the same period in 1998. The decrease in this expense to revenue ratio resulted from subscription television services revenue increasing at a greater rate than subscriber-related expenses, due to greater premium channel penetration and subscription price increases. Although we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near this level in future periods, this expense to revenue ratio could increase.

     Customer service center and other expenses totaled $81 million during the nine months ended September 30, 1999, an increase of $35 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% and 10% of subscription television services revenue during the nine months ended September 30, 1999 and 1998, respectively.

     Satellite and transmission expenses totaled $30 million during the nine months ended September 30, 1999, a $12 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses represented 3% and 4% of subscription television services revenue during the nine months ended September 30, 1999 and 1998, respectively.

     Cost of sales   DTH equipment and Integration Services.  Cost of sales
DTH equipment and integration services totaled $77 million during the nine months ended September 30, 1999, a decrease of $54 million or 41% compared to the same period in 1998. This decrease is consistent with the decrease in DTH
equipment revenue.  Cost of sales   DTH equipment and integration services
represented 73% of DTH equipment revenue during the nine months ended September 30, 1999 as compared to 69% during the same period in 1998.

     Marketing Expenses. Marketing expenses totaled $502 million during the nine months ended September 30, 1999, an increase of $311 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Advertising and other expenses totaled $40 million during the nine months ended September 30, 1999, an increase of $14 million over the same period in 1998.

     During the nine months ended September 30, 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled
$488 million. Comparatively, our subscriber acquisition costs during the nine months ended September 30, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $160 million. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

     General and Administrative Expenses. General and administrative expenses totaled $99 million during the nine months ended September 30, 1999, an increase of $32 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue totaled 9% and 10% during the nine months ended September 30, 1999 and 1998, respectively.

     EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and other non-cash deferred compensation. EBITDA was negative $108 million and $3 million, during the nine months ended September 30, 1999 and 1998, respectively. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $108 million for the nine months ended September 30, 1999 compared to $22 million for the same period in 1998. This decline in EBITDA principally resulted from a decrease in DTH equipment revenue and an increase in subscriber promotion subsidies. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the nine months ended September 30, 1999 does not include approximately $6.0 million of non-cash compensation resulting from appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $77 million during the nine months ended September 30, 1999, a $1 million decrease compared to the same period in 1998, during which subscriber acquisition costs were amortized. The decrease in depreciation and amortization expenses principally resulted from subscriber acquisition costs becoming fully amortized during the third quarter of 1998, offset by an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998 and other depreciable assets placed in service during 1998.

     Other Income and Expense. Other expense, net totaled $147 million during the nine months ended September 30, 1999, an increase of $32 million as compared to the same period in 1998. The increase in other expense resulted primarily from an increase in interest expense associated with our seven and ten year notes, partially offset by a gain on the sale of the investments.

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

     Upon completion of the assessment phase, we began the remediation and validation/testing phases. During the remediation phase, we corrected all problems detected while performing the assessment phase. During the validation/testing phase, we created a parallel environment of all internal and administrative systems. This parallel environment was tested to assess its reaction to changes in dates and times relating to the Year 2000 issue. All problems encountered during these tests were fixed. As of September 30, 1999, the remediation and validation/testing phases were complete for all of our corporate systems, except two non-business critical applications. These applications have recently been upgraded to Year 2000 compliant versions and will be tested during November 1999.

     During the implementation phase software upgrades and patches were implemented in the actual operating environment of our internal financial and administrative systems for all known problems detected in previous phases. While there can be no guarantee we presently believe that our internal financial and administrative systems are Year 2000 ready. As new or enhanced technology and software are integrated into our financial and administrative systems we will perform additional testing to attempt to ensure continued Year 2000 readiness.

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

     In addition to the practical testing performed above, we have completed an independent inventory and assessment of the systems at our digital broadcast center and have substantially completed the remediation phase of our Year 2000 readiness plan. We will continue to perform validation and testing of communications within our digital broadcast center and expect to complete this testing during November 1999. The validation and testing of our digital broadcast center is not expected to cause interruption of programming to DISH Network subscribers.

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

Third-Party Systems

     We also are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we sent letters to third-party business partners, suppliers and vendors which we deemed significant requesting that they certify their Year 2000 readiness. To date, we have received responses from approximately 85% of these vendors. We are presently in the process of contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding Year 2000 readiness have responded, or will respond, accurately or satisfactorily, or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

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

Costs

     In the ordinary course of business, we have made capital expenditures over the past few years to improve our systems, for reasons other than Year 2000 remediation. Because these upgrades also resulted in improved Year 2000 readiness, replacement and remediation costs have not been material. To date we have incurred approximately $1.4 million in costs associated with the Year 2000 issue. While there can be no assurance, we believe our total costs to successfully mitigate the Year 2000 issue will not be material to our operations. No assurance can be made, however, as to the total cost for the Year 2000 plan until the plan has been completed.

                            PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The News Corporation Limited

     During February 1997, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, EchoStar has a contingent fee arrangement with the attorneys who represented EchoStar in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability. If the attorneys and EchoStar are unable to resolve this fee dispute, it would be resolved through arbitration or litigation. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

     On July 28, 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     On September 28, 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

     The Satellite Home Viewer Act permits satellite retransmission of distant network signals only to "unserved households."

     The national networks and local affiliate stations recently challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers "distributors" as well. The plaintiffs in the Florida litigation informed us they considered us a "distributor" for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

                           PART II - OTHER INFORMATION


     In October 1998, we filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. We asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against us in federal court in Miami alleging, among other things, copyright infringement. The court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami court.

     In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. Under the terms of a settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DIRECTV customers are to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

     The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DIRECTV.

     A preliminary injunction hearing was held on September 21,1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

     If this case is decided against us, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result. The litigation and legislation pending in Congress, among other things, could require us to terminate delivery of network signals to a material portion of our subscriber base, which could cause these subscribers to cancel our services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have commenced sending letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and could result in increased subscriber turnover.

     Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

     In February 1999, the FCC released a report and order on these matters. Although the FCC declined to change the values of Grade B intensity, it adopted a method for measuring it at particular households. The FCC also endorsed a method for predicting Grade B intensity at particular households. The FCC recently denied in part and granted in part our petition for reconsideration, allowing us some additional flexibility in the method for measuring Grade B intensity but denying our requests on other matters. We cannot be sure whether these methods are favorable to us or what weight, if any, the courts will give to the FCC's decision. We also cannot be certain whether the application of these methods by the courts will result in termination of distant signal delivery to a material portion of our subscribers or decreases in future subscriber activations.

     In addition, the Satellite Home Viewer Act is set to expire at the end of 1999 if the currently pending legislation is not passed into law. If that legislation does not pass, we would lose the right to transmit all network programming and superstation signals by satellite.

                           PART II - OTHER INFORMATION

Environmental Protection Agency

     In connection with the expansion of our digital broadcast center in Cheyenne, Wyoming, two additional underground storage tanks were installed by a contractor. The underground storage tanks were properly installed and are being operated in accordance with Environmental Protection Agency regulations. However, the EPA alleged that the State of Wyoming was not timely advised of the installation of those tanks, and that a certificate of compliance was not timely filed following installation. As a result, during May 1999, we received notice that the EPA filed a complaint against us and proposed to assess a civil penalty of $9,500. During August 1999, the matter was settled without admission or denial of the factual allegations contained in the complaint and all counts against us were dropped. The total civil penalty was reduced to $3,600 and, in accordance with our construction contract for the digital broadcast center, the general contractor paid the penalty to the EPA.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       27*     Financial Data Schedule.

       ________________________________

         *     Filed herewith.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the third quarter of 1999.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECHOSTAR DBS CORPORATION


                          By: /s/ David K. Moskowitz
                              __________________________
                              David K. Moskowitz
                              Senior Vice President, General Counsel,
                              Secretary and Director
                              (Duly Authorized Officer)


                          By: /s/ Steven B. Schaver
                              _________________________
                              Steven B. Schaver
                              Chief Financial Officer
                              (Principal Financial Officer)


Date:  November 11, 1999