Form 10-K405
period 1999-12-31
ECHOSTAR DBS CORP
filed 2000-03-27
CIK 1042642

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________.

                        Commission file number: 333-31929

                            ECHOSTAR DBS CORPORATION
             (Exact name of registrant as specified in its charter)

                        COLORADO                                                       84-1328967
(State or other jurisdiction of incorporation or organization            (I.R.S. Employer Identification No.)

                    5701 S. SANTA FE
                   LITTLETON, COLORADO                                                   80120
        (Address of principal executive offices)                                       (Zip Code)

       Registrant's telephone number, including area code: (303) 723-1000


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 24, 2000, the Registrant's outstanding Common stock consisted of 1,000 shares of Common Stock, $0.01 par value.

         THE REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(I)(1)(a) AND(b) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated into this Form 10-K by reference:

         None


================================================================================

                                TABLE OF CONTENTS


                                     PART I

     Item 1.   Business................................................................................     1
     Item 2.   Properties..............................................................................     2
     Item 3.   Legal Proceedings.......................................................................     3
     Item 4.   Submission of Matters to a Vote of Security Holders.....................................     *

                                                    PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................     5
     Item 6.   Selected Financial Data.................................................................     *
     Item 7.   Management's Narrative Analysis of Results of Operations................................     5
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................    10
     Item 8.   Financial Statements and Supplementary Data.............................................    10
     Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....    10

                                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant......................................     *
     Item 11.  Executive Compensation..................................................................     *
     Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................     *
     Item 13.  Certain Relationships and Related Transactions..........................................     *

                                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    11

                 Signatures............................................................................    15
                 Index to Financial Statements.........................................................   F-1




-----------------------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (1)(1)(a) and (b) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of a satellite due to operational failures, space debris or otherwise; an unsuccessful launch or deployment of our sixth satellite, EchoStar VI; delays in the construction of our seventh, eighth or ninth satellites; a decrease in sales of digital equipment and related services to international direct-to-home or DTH service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; impediments to the retransmission of local or distant broadcast network signals which could result from pending litigation; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

BRIEF DESCRIPTION OF BUSINESS

         We are a wholly-owned subsidiary of EchoStar Communications Corporation, a publicly traded company on the Nasdaq National Market under the symbol "DISH". During March 1999, EchoStar received approval from the Federal Communications Commission to reorganize certain of its direct and indirect wholly-owned subsidiaries in order to streamline its organization and operations. During the first quarter of 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation. DirectSat Corporation, Direct Broadcasting Satellite Corporation and EchoStar Space Corporation were merged into EchoStar Satellite Corporation. Dish, Ltd., and EchoStar Satellite Broadcasting Company were merged into the Company. EchoStar IV and the related FCC licenses were transferred to EchoStar Satellite Corporation. The accompanying financial statements retroactively reflect this reorganization.

         Unless otherwise stated, or the context otherwise requires, references to EchoStar and our parent company shall include all of its direct and indirect wholly-owned subsidiaries. We refer readers of this report to EchoStar's Annual Report for the year ended December 31, 1999. Substantially all of our operations are conducted by subsidiaries. Our operations include three interrelated business units:

          o The DISH Network - our direct broadcast satellite, or DBS, subscription television service in the United States. As of December 31, 1999, we had approximately 3.4 million DISH Network subscribers.

          o EchoStar Technologies Corporation - our engineering division, which is principally responsible for the design of digital set-top boxes, or satellite receivers, necessary for consumers to receive DISH Network programming, and the sale of set-top boxes to international direct-to-home satellite operators. We have also provided uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

          o Satellite Services - our division that provides video, audio and data services to business television customers and other satellite users.

RECENT DEVELOPMENTS

         During February 2000, we announced the formation of a joint venture with OpenTV Corp. intended to offer DISH Network customers and other video platforms around the world a low cost, interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. The new set-top box, expected to be available during the fourth quarter of 2000, would offer interactive television services developed by OpenTV. In connection with formation of the joint venture, OpenTV and EchoStar licensed certain intellectual property rights to the joint venture and EchoStar was issued 2,252,252 shares of OpenTV common Stock. The shares of OpenTV common Stock are subject to forfeiture if EchoStar fails to activate the OpenTV system in at least 500,000 set top boxes on or before February 23, 2003.

         During February 2000, we also announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. Both will include spot-beam technology which could allow DISH Network to offer local channels or other value added services in as many as 60 or more markets across the United States. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite, which may provide our satellite services division with increased opportunities to attract business customers and may provide DISH Network customers with expanded services such as Internet, data and potentially two-way wireless communications.

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

         During March 2000, EchoStar announced the acquisition of Kelly Broadcasting Systems, Inc., a New Jersey based provider of international and foreign-language programming in the United States. In connection with the acquisition, EchoStar issued approximately 255,000 shares of its Class A common stock, valued at the date of issuance at approximately $31 million, and will pay $3.5 million in cash for 100% ownership of KBS. The acquisition of KBS will be accounted for as a purchase transaction.

ITEM 2. PROPERTIES

         The following table sets forth certain information concerning our material properties:

                                                           SEGMENT(S) USING        APPROXIMATE
DESCRIPTION/USE/LOCATION                                       PROPERTY           SQUARE FOOTAGE      OWNED OR LEASED
-------------------------------------------------------  --------------------  -------------------  -------------------

Corporate headquarters and customer service,
   Littleton, Colorado................................             All               156,000                Owned

EchoStar Technologies Corporation office and
   distribution center, Englewood, Colorado...........             ETC               155,000                Owned

Warehouse and distribution center, Denver, Colorado...             ETC               132,800                Leased

Customer service center, El Paso, Texas...............        DISH Network           100,000                Leased

Customer service center, McKeesport, Pennsylvania.....        DISH Network           100,000                Leased

Digital broadcast operations center, Gilbert, AZ......       DISH Network and
                                                            Satellite Services       120,000                Owned

Office and distribution center, Sacramento,
   California.........................................             ETC                78,500                Owned

Digital broadcast operations center, Cheyenne,               DISH Network and
   Wyoming............................................      Satellite Services        55,000                Owned

Customer service center, Thornton, Colorado...........         DISH Network           55,000                Owned

European headquarters and warehouse, Almelo, The
   Netherlands........................................         ETC and Other          53,800                Owned

ITEM 3.  LEGAL PROCEEDINGS

DirecTV

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

The News Corporation Limited

         During February 1997, News Corporation agreed to acquire approximately 50% of our outstanding capital stock. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, we have a contingent fee arrangement with the attorneys who represented us in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. We are vigorously contesting the attorneys' interpretation of the fee arrangement, which we believe significantly overstates the magnitude of our liability. We also believe that the fee arrangement is void and unenforceable because the attorneys who represented us are seeking a fee that we believe is unreasonable and excessive, among other things. If we are unable to resolve this fee dispute with the attorneys, it would be resolved through arbitration or litigation. During mid-1999, we initiated litigation against the attorneys in the District Court, Arapahoe County, Colorado, arguing that the fee arrangement is void and unenforceable. We have also asserted claims for breach of fiduciary duty, constructive fraud, breach of the fee arrangement, and misappropriation of trade secrets against the attorneys. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

         We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta court action recently denied our Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal court action has stayed that case before ruling on our motion to dismiss. We intend to vigorously defend the suits in the event our motions are denied.

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

         During 1998, the national networks and local affiliate stations challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers distributors as well. The plaintiffs in the Florida litigation informed us they considered us a distributor for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

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

         In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

         The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances. In general, the networks want us to turn off programming to our customers on the same schedule agreed to by DirecTV.

         A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

         If this case is decided against us, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by us could result, including potentially a nationwide permanent prohibition on our broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the new legislation discussed above, among other things, could also require us to terminate delivery of network signals to a material portion of our subscriber base, which could cause many of these subscribers to cancel their subscription to our other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. We have sent letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated soon and have terminated ABC, NBC, CBS and Fox programming to many customers.

         In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate as the law "grandfathers" in many subscribers.


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

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of a satellite due to operational failures, space debris or otherwise; an unsuccessful launch or deployment of our sixth satellite, EchoStar VI; delays in the construction of our seventh, eighth or ninth satellites; a decrease in sales of digital equipment and related services to international direct-to-home or DTH service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; impediments to the retransmission of local or distant broadcast network signals which could result from pending litigation; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

         Revenue. Total revenue for the year ended December 31, 1999 was $1.606 billion, an increase of $620 million compared to total revenue for the year ended December 31, 1998 of $986 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases. As a result of our free system and free installation programs, our ability to provide major local broadcast network signals and general economic conditions, we expect strong sales during the first quarter of 2000.

         DISH Network subscription television services revenue totaled $1.343 billion for the year ended December 31, 1999, an increase of $674 million compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the year ended December 31, 1999 increased approximately 85% compared to the same period in 1998. As December 31, 1999, we had approximately 3.4 million DISH Network subscribers compared to 1.9 million at December 31, 1998. Monthly revenue per subscriber more than $43 during the year ended December 31, 1999 and approximated $39 during the same period during 1998. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         For the year ended December 31, 1999, DTH equipment sales and integration services totaled $178 million, a decrease of $76 million compared to the same period during 1998. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This expected decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand combined with a decrease in the sales price of digital set-top boxes attributable to increased competition.

         Substantially all of our EchoStar Technologies Corporation, or ETC, revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. As a result, our ETC business currently is economically dependent on these two DTH providers. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Although there can be no assurance, we expect that our DTH equipment and integration services revenue for the year ended December 31, 2000 will approximate DTH equipment and integration services revenue during 1999. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         As previously reported, since 1998, Telefonica, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable (Canal Plus Satellite), one of its primary competitors. While we are not currently aware of any formal negotiations between Telefonica and Canal Plus Satellite, there are again rumors of a potential merger in the marketplace. Although we have binding purchase orders from Telefonica for deliveries of DTH equipment in 2000, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Telefonica.

         Satellite services revenue totaled $41 million during 1999, an increase of $19 million as compared to the same period during 1998. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue for the year ended December 31, 2000 is expected to increase as compared to the year ended December 31, 1999, to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

         In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and possibly increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings that will follow the launch of EchoStar VI during the second quarter of 2000.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $745 million during 1999, an increase of $348 million or 88%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

DISH Network operating expenses represented 55% and 59% of subscription television services revenue during the years ended December 31, 1999 and 1998, respectively.

         Subscriber-related expenses totaled $581 million during 1999, an increase of $283 million compared to the same period in 1998. Such expenses, which include programming expenses, copyright royalties, residuals payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 43% of subscription television services revenues during the year ended December 31, 1999 compared to 45% during the same period in 1998. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $122 million during 1999, an increase of $50 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network, and non-cash compensation expense from significant post-grant appreciation of stock options granted to certain key customer service center employees during 1999. Customer service center and other expenses totaled 9% of subscription television services revenue during 1999, as compared to 11% during the same period in 1998. Customer service center and other expenses in total, and as a percentage of subscription television services revenue, may increase in future periods as we continue to develop our customer service centers to provide additional customer support and help us better accommodate anticipated subscriber growth.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $42 million during 1999, a $16 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites, and non-cash compensation expense from significant post-grant appreciation of stock options granted to certain key digital broadcast operations center employees during 1999. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the year ended December 31, 1999 and 1998, respectively. While we can provide no assurance, we expect this expense to revenue ratio to decline to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $150 million during 1999, a decrease of $25 million compared to the same period in 1998. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. Cost of sales - DTH equipment and integration services represented 84% and 69% of DTH equipment revenue, during the years ended December 31, 1999 and 1998, respectively. The lower margin was principally attributable to a $16.6 million loss provision primarily for component parts and purchase commitments related to our first generation model 7100 set-top boxes, for which production has been suspended in favor of our second generation model 7200 set-top boxes. The write-off partially offset the expected decrease in cost of sales - DTH equipment and integration services attributable to a decrease in demand combined with increased competition. We expect that cost of sales - DTH equipment and integration services may increase as a percentage of DTH equipment revenue in the future, due to price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. Marketing expenses totaled $742 million during 1999, an increase of $410 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $65 million and $48 million during the years ended December 31, 1999 and 1998, respectively.

         During 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $729 million, or approximately $385 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $314 million, or approximately $285 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

         During 1999, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may materially increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least April 2000.

         Under our bounty programs, current cable, C-band and PrimeStar customers are eligible to receive a free base-level EchoStar receiver system and free installation. In addition, PrimeStar customers are eligible to receive six months of our America's Top 40 programming or our DISH Latino programming (both packages retail for $19.99 per month) without charge. A subscriber must make a one-year commitment to subscribe to either our America's Top 40, our DISH Latino programming package or our America's Top 100 CD programming package and prove that they are a current cable, C-band or PrimeStar customer to be eligible for these programs. Under our free installation program all customers who purchase an EchoStar receiver system through April 30, 2000 are eligible to receive a free professional installation.

         We subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. While our average subscriber acquisition cost was $385 for all of 1999, it was higher during the fourth quarter, averaging approximately $425 per subscriber. As a result of our free system and free installation promotion which is anticipated to continue through at least April 30, 2000, we expect our subscriber acquisition costs for 2000 will be highest during the first several months of the year, but may decline thereafter, and may average as much as $450 or more for the full year. In connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110(Degree) WL orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect that our subscriber acquisition costs during 2000 could increase by as much as $25 per subscriber or more on average compared to the fourth quarter of 1999.

         In connection with the launch of EchoStar V and EchoStar VI, we will utilize the 110(Degree) orbital location to enhance revenue opportunities with new value added services for our current and future subscribers, and maintain our primary DBS service at the 119(Degree) orbital location. Our existing subscribers will need to upgrade their dish and receiver systems in order to take advantage of all of the services we offer. To encourage existing subscribers to upgrade their systems and remain subscribers, we are currently subsidizing upgrades by existing subscribers to our DISH 500 system. The cost of this program could be significant if utilized by a large number of our existing subscribers.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty programs, our "free system/free installation" program, or the DISH Network One-Rate Plan, or if we determine that more aggressive promotions are necessary to respond to competition, or for other reasons.

         Further, in November 1999 we entered into an exclusive multi-year agreement with Superstar/Netlink Group, a subsidiary of TVGuide, to attempt to convert its current and inactive C-band (large dish) subscribers to our

DBS (small dish) services. Under the terms of the agreement, we will incur substantial subscriber acquisition costs, including payments to Superstar and the retailer, and for equipment and other incentives to the consumer for each Superstar subscriber who actually converts to and remains a subscriber to our DBS Services. Subscriber acquisition costs under the terms of this agreement are generally higher than under our marketing promotions. As a result of this agreement, subscriber acquisition costs may increase to the extent our efforts to convert Superstar's subscribers are even more successful than we currently anticipate. If subscriber acquisition costs increase materially, it could adversely affect our financial condition and results of operations.

         General and Administrative Expenses. General and administrative expenses totaled $196 million during 1999, an increase of $101 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network and non-cash compensation expense from significant post-grant appreciation of stock options granted to key employees during 1999. G&A expenses as a percentage of total revenue increased to 12% during the year ended December 31, 1999 compared to 10% during the same period in 1998. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $183 million during the year ended December 31, 1999 compared to negative $29 million during the same period in 1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $183 million for the year ended December 31, 1999 compared to negative $48 million for the same period in 1998. This decline in EBITDA principally resulted from an increase in DISH Network operating and marketing expenses. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the year ended December 31, 1999 does not include approximately $61 million of non-cash compensation expense resulting from post-grant appreciation of stock options granted to employees. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $110 million during 1999, a $8 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. Commencing October 1997, we instead expensed all of these costs at the time of sale. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998, the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999, partially offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

         Other Income and Expense. Other expense, net totaled $209 million during 1999, an increase of $46 million compared to the same period in 1998. This increase resulted from an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996 at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006, referred to herein as the seven year notes, and 9 3/8% Senior Notes due 2009, referred to herein as the ten year notes. Although the seven and ten year notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $34 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

         Extraordinary Charge for Early Retirement of Debt. In connection with the January 1999 refinancing, we recognized an extraordinary loss of $229 million comprised of debt costs, discounts, tender costs, and premiums paid over the accreted values of the debt retired.

YEAR 2000 READINESS DISCLOSURE

         As of March 10, 2000 we have experienced no material Year 2000 related problems with any of our computer systems. Both our internal financial and administrative systems and our service-delivery systems successfully completed Year 2000 tests in the early hours of January 1, 2000. Although no material anomalies are expected, we will continue to review all systems for any Year 2000 anomalies.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         None.

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

         As of December 31, 1999, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $2 billion using quoted market prices where available, or discounted cash flow analyses. The market risk associated with our debt and redeemable preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $116 million.

         Based on our average balance of cash and cash equivalents and restricted and unrestricted marketable investment securities during 1999, a 10% decrease in the average interest rate experienced in 1999 would not materially impact our annual interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Condensed Consolidated Financial Statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

       (1) Financial Statements                                                                                PAGE

           Report of Independent Public Accountants..........................................................   F-2
           Condensed Consolidated Balance Sheets at December 31, 1998 and 1999...............................   F-3
           Condensed Consolidated Statements of Operations and Comprehensive Loss for the years
              ended December 31, 1997, 1998 and 1999.........................................................   F-4
           Condensed Consolidated Statements of Changes in Stockholder's Equity for the years ended
              December 31, 1997, 1998 and 1999...............................................................   F-5
           Condensed Consolidated Statements of Cash Flows for the years ended December 31, 1997,
              1998 and 1999..................................................................................   F-6
           Notes to Condensed Consolidated Financial Statements..............................................   F-7

       (2) Financial Statement Schedules

           None. All schedules have been included in the Condensed Consolidated
           Financial Statements or Notes thereto.

       (3) Exhibits

  Exhibit No.       Description
  -----------       -----------
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

       10.2*        Key Employee Bonus Plan, dated as of January 1, 1994
                    (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Dish, Registration No.
                    33-76450).

       10.3*        Consulting Agreement, dated as of February 17, 1994, between
                    ESC and Telesat Canada (incorporated by reference to Exhibit
                    10.8 to the Registration Statement on Form S-1 of Dish,
                    Registration No. 33-76450).

       10.4*        Form of Satellite Launch Insurance Declarations
                    (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No.
                    33-81234).

       10.5*        Dish 1994 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.11 to the Registration Statement on Form S-1 of
                    Dish, Registration No. 33-76450).

       10.6*        Form of Tracking, Telemetry and Control Contract between
                    AT&T Corp. and ESC (incorporated by reference to Exhibit
                    10.12 to the Registration Statement on Form S-1 of Dish,
                    Registration No. 33-81234).

       10.7*        Manufacturing Agreement, dated as of March 22, 1995, between
                    Houston Tracker Systems, Inc. and SCI Technology, Inc.
                    (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File
                    No. 33-81234).

       10.8*        Statement of Work, dated January 31, 1995 from ESC to
                    Divicom Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of ECC, Registration
                    No. 33-91276).

       10.9* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and
                    Lockheed-Khrunichev-Energia International, Inc.
                    (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of ECC, Registration No.
                    33-91276).

       10.10* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of ECC, Registration No. 33-91276).

       10.11(a)*    Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and
                    Martin Marietta (incorporated by reference to Exhibit
                    10.17(a) to the Quarterly Report on Form 10-Q of ECC for the
                    quarter ended June 30, 1996, Commission File No. 0-26176).

       10.11(b)*    Ninth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and
                    Martin Marietta (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4 of ECC,
                    Registration No. 333-03584).

       10.11(c)*    Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin
                    Marietta (incorporated by reference to Exhibit 10.17(b) to the Quarterly Report on Form 10-Q of ECC for the quarter
                    ended June 30, 1996, Commission File No. 0-26176).

       10.12* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of ECC for the quarter ended June 30, 1996,
                    Commission File No. 0-26176).

       10.13* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995
                    (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of ECC, Registration No.
                    333-03584).

       10.14*       Agreement between HTS, ESC and ExpressVu Inc., dated January
                    8, 1997, as amended (incorporated by reference to Exhibit
                    10.18 to the Annual Report on Form 10-K of ECC for the year ended December 31, 1996, as amended, Commission file No.
                    0-26176).

       10.15* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite
                    Broadcasting Corporation, a Delaware corporation ("DBSC") and Martin Marietta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission
                    File No. 0-26176).

       10.16* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed
                    Martin Corporation (incorporated by reference to Exhibit
                    10.2 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No.
                    0-26176).

       10.17*       Contract for Launch Services, dated April 5, 1996, between
                    Lockheed Martin Commercial Launch Services, Inc. and
                    EchoStar Space Corporation (incorporated by reference to
                    Exhibit 10.3 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File
                    No. 0-26176).

       10.18* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips
                    Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form
                    10-Q of ECC for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.19* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form
                    10-Q of ECC for quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.20*       Purchase Agreement by and among American Sky Broadcasting,
                    LLC, The News Corporation Limited, MCI Telecommunications
                    Corporation and EchoStar Communications Corporation, dated
                    November 30, 1998. (incorporated by reference to Exhibit
                    10.1 to the Form 8-K filed by ECC on November 30, 1998,
                    Commission File No. 0-26176).

     10.21*         Voting Agreement dated November 30, 1998, among EchoStar
                    Communications Corporation, American Sky Broadcasting, LLC,
                    The News Corporation Limited and MCI Telecommunications
                    Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December 1, 1998).

     10.25*         First Amendment, dated June 23, 1999, to the Purchase
                    Agreement dated November 30, 1998, by and among American Sky
                    Broadcasting, LLC, The News Corporation Limited, MCI
                    Telecommunications Corporation, and EchoStar Communications
                    Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July
                    2, 1999, Commission File No. 0-26176).

     10.26* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI
                    Telecommunications Corporation, American Sky Broadcasting,
                    LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No.
                    0-26176).

     27             Financial Data Schedule.

-------------------

*        Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement. Filed herewith.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1999.

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

Date:  March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                           Title                                                 Date
---------                           -----                                                 ----

/s/ Charles W. Ergen                President and Director                              March 24, 2000
-------------------------------     (Principal Executive Officer)
Charles W. Ergen


/s/ Steven B. Schaver               Chief Financial Officer                             March 24, 2000
-------------------------------     (Principal Financial Officer)
Steven B. Schaver


/s/ James DeFranco                  Director                                            March 24, 2000
-------------------------------
James DeFranco


/s/ David K. Moskowitz              Director                                            March 24, 2000
-------------------------------
David K. Moskowitz




* By:   /s/ David K. Moskowitz
      ------------------------
            David K. Moskowitz
            Attorney-in-Fact

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................................   F-2
   Condensed Consolidated Balance Sheets at December 31, 1998 and 1999.......................................   F-3
   Condensed Consolidated Statements of Operations and Comprehensive Loss for the years ended
      December 31, 1997, 1998 and 1999.......................................................................   F-4
   Condensed Consolidated Statements of Changes in Stockholder's Equity for the years ended
      December 31, 1997, 1998 and 1999.......................................................................   F-5
   Condensed Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999......   F-6
   Notes to Condensed Consolidated Financial Statements......................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar DBS Corporation:

         We have audited the accompanying condensed consolidated balance sheets of EchoStar DBS Corporation (a Colorado corporation) and subsidiaries, as described in Note 1, as of December 31, 1998 and 1999, and the related condensed consolidated statements of operations and comprehensive loss, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP





Denver, Colorado,
March 10, 2000.

                            ECHOSTAR DBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                      1998              1999
                                                                                  --------------   --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    25,308    $   159,761
   Marketable investment securities                                                      7,000         24,774
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $2,996 and $13,109, respectively                                                 107,743        157,944
   Insurance receivable                                                                   --          106,000
   Inventories                                                                          76,708        123,184
   Other current assets                                                                 24,823         27,027
                                                                                   -----------    -----------
Total current assets                                                                   241,582        598,690
Restricted Assets:
   Interest and satellite escrows and other restricted cash and marketable
investment securities                                                                   77,657           --
   Insurance receivable                                                                106,000           --
                                                                                   -----------    -----------
Total restricted assets                                                                183,657           --
Property and equipment, net                                                            853,818      1,314,007
FCC authorizations, net                                                                103,266        722,234
Deferred tax assets                                                                     60,638         56,061
Other noncurrent assets                                                                 27,212         39,215
                                                                                   -----------    -----------
     Total assets                                                                  $ 1,470,173    $ 2,730,207
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable                                                          $    90,562        187,703
   Deferred revenue                                                                    132,857        181,034
   Accrued expenses                                                                    176,158        483,635
   Advances from affiliates, net                                                        54,805        272,440
   Current portion of long-term debt                                                    22,679         21,017
                                                                                   -----------    -----------
Total current liabilities                                                              477,061      1,145,829

Long-term obligations, net of current portion:
   1994 Notes                                                                          571,674          1,503
   1996 Notes                                                                          497,955          1,097
   1997 Notes                                                                          375,000             15
   Seven Year Notes                                                                       --          375,000
   Ten Year Notes                                                                         --        1,625,000
   Mortgages and other notes payable, net of current portion                            43,450         25,445
   Notes payable to ECC, including accumulated interest                                 59,812           --
   Long-term deferred satellite services revenue and other long-term liabilities        33,358         18,812
                                                                                   -----------    -----------
Total long-term obligations, net of current portion                                  1,581,249      2,046,872
                                                                                   -----------    -----------
     Total liabilities                                                               2,058,310      3,192,701

Commitments and Contingencies (Note 8)

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 1,000 shares authorized, issued and
   outstanding                                                                            --             --
   Additional paid-in capital                                                          145,164      1,448,324
   Deferred stock-based compensation                                                      --         (117,780)
   Accumulated deficit                                                                (733,301)    (1,793,038)
                                                                                   -----------    -----------
Total stockholder's equity (deficit)                                                  (588,137)      (462,494)
                                                                                   -----------    -----------
     Total liabilities and stockholder's equity (deficit)                          $ 1,470,173    $ 2,730,207
                                                                                   ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)


                                                                   YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               1997          1998           1999
                                                           -----------    -----------    -----------
REVENUE:
   DISH Network:
     Subscription television services                      $   298,883    $   669,310    $ 1,343,234
     Other                                                      42,925         12,799          9,369
                                                           -----------    -----------    -----------
   Total DISH Network                                          341,808        682,109      1,352,603
   DTH equipment sales and integration services                 90,263        253,841        178,325
   Satellite services                                           11,135         22,304         40,657
   C-band and other                                             32,696         27,655         34,706
                                                           -----------    -----------    -----------
Total revenue                                                  475,902        985,909      1,606,291

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses                               143,529        298,443        580,979
     Customer service center and other                          35,078         72,482        121,576
     Satellite and transmission                                 14,563         26,067         42,391
                                                           -----------    -----------    -----------
   Total DISH Network operating expenses                       193,170        396,992        744,946
   Cost of sales - DTH equipment and integration
      services                                                  60,918        174,615        149,527
   Cost of sales - C-band and other                             23,909         16,496         17,076
   Marketing:
     Subscriber promotion subsidies                            148,502        283,694        677,527
     Advertising and other                                      34,843         47,986         64,660
                                                           -----------    -----------    -----------
   Total marketing expenses                                    183,345        331,680        742,187
   General and administrative                                   66,060         94,824        196,093
   Amortization of subscriber acquisition costs                121,428         18,819           --
   Depreciation and amortization                                51,408         83,338        110,031
                                                           -----------    -----------    -----------
Total costs and expenses                                       700,238      1,116,764      1,959,860
                                                           -----------    -----------    -----------

Operating loss                                                (224,336)      (130,855)      (353,569)

Other Income (Expense):
   Interest income                                              12,512         10,111         12,566
   Interest expense, net of amounts capitalized               (110,003)      (172,942)      (196,390)
   Other                                                        (1,451)          (618)       (24,892)
                                                           -----------    -----------    -----------
Total other income (expense)                                   (98,942)      (163,449)      (208,716)
                                                           -----------    -----------    -----------

Loss before income taxes                                      (323,278)      (294,304)      (562,285)
Income tax provision, net                                         (146)           (71)          (131)
                                                           -----------    -----------    -----------
Net loss before extraordinary charges                         (323,424)      (294,375)      (562,416)
Extraordinary  charge for early  retirement of debt, net
  of tax                                                          --             --         (228,733)
                                                           -----------    -----------    -----------
Net loss                                                   $  (323,424)   $  (294,375)   $  (791,149)
                                                           ===========    ===========    ===========

Change in unrealized  gain (loss) on  available-for-sale
   securities, net of tax                                            4              8           --
                                                           -----------    -----------    -----------
Comprehensive loss                                         $  (323,420)   $  (294,367)   $  (791,149)
                                                           ===========    ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (In thousands, except per share amounts)


                                                                                       ACCUMULATED
                                                                                         DEFICIT
                                                                                           AND
                                                                             DEFERRED   UNREALIZED
                                               COMMON STOCK  ADDITIONAL      STOCK-      HOLDING
                                             ---------------  PAID-IN        BASED        GAINS
                                              SHARES   AMT.   CAPITAL     COMPENSATION   (LOSSES)         TOTAL
                                             -------- ------ ----------   ------------  -----------    -----------
                                             (Note 1)
Balance, December 31, 1996                    3        $ -   $  108,841     $       -    $ (115,514)    $   (6,673)
   Purchase price "pushed-down" to DBSC by
     ECC (Note 1)                             -          -       16,323             -             -         16,323
   Unrealized holding gains on
     available-for-sale securities, net       -          -            -             -             4              4
   Net loss                                   -          -            -             -      (323,424)      (323,424)
                                             --        ---   ----------     ---------   -----------    -----------
Balance, December 31, 1997                    3          -      125,164             -      (438,934)      (313,770)
   Contribution of satellite asset            -          -       20,000             -             -         20,000
   Unrealized holding gains on
     available-for-sale securities, net       -          -            -             -             8              8
   Net loss                                   -          -            -             -      (294,375)      (294,375)
                                             --        ---   ----------     ---------   -----------    -----------
Balance, December 31, 1998                    3          -      145,164             -      (733,301)      (588,137)
   Contribution of satellite assets
     acquired by ECC from News Corporation
     and MCI                                  -          -    1,124,320             -             -      1,124,320
   Deferred stock-based compensation
     funded by ECC                            -          -      178,840      (178,840)            -              -
   Deferred stock-based compensation
     recognized                               -          -            -        61,060             -         61,060
   Capital contribution to ECC                -          -            -             -      (268,588)      (268,588)
   Net loss                                   -          -            -             -      (791,149)      (791,149)
                                             --        ---   ----------     ---------   -----------    -----------
Balance, December 31, 1999                    3        $ -   $1,448,324     $(117,780)  $(1,793,038)   $  (462,494)
                                             ==        ===   ==========     =========   ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                         ------------------------------------
                                                                                            1997         1998         1999
                                                                                         ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(323,424)   $(294,375)   $(791,149)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt                                            --           --      228,733
   Loss on impairment of satellite (Note 3)                                                     --           --       13,741
   Loss on disposal of assets                                                                   --           --        9,846
   Deferred stock-based compensation recognized                                                 --           --       61,060
   Depreciation and amortization                                                            51,408       83,338      110,031
   Amortization of subscriber acquisition costs                                            121,428       18,819           --
   Interest on notes payable to ECC added to principal                                       5,215        5,215          330
   Deferred income tax benefit                                                                (361)          --           --
   Amortization of debt discount and deferred financing costs                               83,221      125,724       13,440
   Change in reserve for excess and obsolete inventory                                      (1,823)       1,341       (1,301)
   Change in long-term deferred satellite services revenue and other long-term
   liabilities                                                                              12,056       13,858       10,173
   Superstar exclusivity fee                                                                    --           --      (10,000)
   Other, net                                                                                  403           --           --
   Changes in current assets and current liabilities:
     Trade accounts receivable, net                                                        (52,562)     (41,698)     (50,201)
     Inventories                                                                            51,597      (55,056)     (45,175)
     Subscriber acquisition costs                                                          (72,118)          --           --
     Other current assets                                                                   13,359      (11,611)       2,373
     Trade accounts payable                                                                 27,808       21,526       97,141
     Deferred revenue                                                                       18,120       10,642       48,177
     Accrued expenses                                                                       58,124       68,328      217,727
                                                                                         ---------    ---------    ---------
Net cash flows from operating activities                                                    (7,549)     (53,949)     (85,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities                                              (36,586)      (8,970)    (186,866)
Sales of marketable investment securities                                                   51,513        5,868      169,092
Purchases of restricted marketable investment securities                                    (1,495)          --           --
Funds released from escrow and restricted cash and marketable investment
securities                                                                                 120,215      116,468       77,657
Offering proceeds and investment earnings placed in escrow                                (227,561)      (6,343)          --
Repayments from (advances to) affiliates, net                                                9,976           --           --
Purchases of property and equipment                                                       (221,750)    (153,513)     (87,597)
Advances from News Corporation and MCI for satellite payments                                   --           --       67,804
Other                                                                                         (391)       3,150       (1,318)
                                                                                         ---------    ---------    ---------
Net cash flows from investing activities                                                  (306,079)     (43,340)      38,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates                                                                        --       77,090      217,635
Net proceeds from issuance of 1997 Notes                                                   362,500           --           --
Proceeds from issuance of Seven Year Notes                                                      --           --      375,000
Proceeds for issuance of Ten Year Notes                                                         --           --    1,625,000
Debt issuance costs and prepayment premiums                                                     --           --     (233,721)
Retirement of 1994 Notes                                                                        --           --     (575,674)
Retirement of 1996 Notes                                                                        --           --     (501,350)
Retirement of 1997 Notes                                                                        --           --     (378,110)
Capital contribution to ECC                                                                     --           --     (268,588)
Repayment of note payable to ECC                                                           (12,000)          --      (60,142)
Repayments of mortgage indebtedness and other notes payable                                (13,253)     (16,552)     (22,180)
Other                                                                                           --           --        2,865
                                                                                         ---------    ---------    ---------
Net cash flows from financing activities                                                   337,247       60,538      180,735
                                                                                         ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                        23,619      (36,751)     134,453
Cash and cash equivalents, beginning of year                                                38,440       62,059       25,308
                                                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year                                                   $  62,059    $  25,308    $ 159,761
                                                                                         =========    =========    =========

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

         DBS Corp was formed under Colorado law in January 1996 for the initial purpose of participating in an FCC auction. On January 26, 1996, DBS Corp submitted the winning bid of $52.3 million for 24 direct broadcast satellite ("DBS") frequencies at the 148(degree) West Longitude ("WL") orbital location. Funds necessary to complete the purchase of the DBS frequencies and commence construction of the Company's fourth DBS satellite, EchoStar IV, were advanced to the Company by ECC. In June 1997, DBS Corp completed an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes were retired on January 25, 1999 upon completion of the Tender Offers (as defined herein). Prior to consummation of the 1997 Notes Offering, ECC contributed all of the outstanding capital stock (the "Contribution") of ESBC to DBS Corp. As a result of the Contribution, ESBC became a wholly-owned subsidiary of DBS Corp. This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as the predecessor of DBS Corp.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

Principal Business

         Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of December 31, 1999, EchoStar had approximately 3.4 million DISH Network subscribers.

o EchoStar Technologies Corporation ("ETC") - engaged in the design of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

o Satellite Services - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

Organization and Legal Structure

         In December 1995, ECC merged Dish, Ltd. with a wholly-owned subsidiary of ECC. During the first quarter of 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into ESC. DirectSat Corporation, DBSC and Space were merged into ESC. Dish, Ltd. and ESBC were merged into DBS Corp. EchoStar IV and the related FCC licenses were transferred to ESC. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp.

         The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 1999:

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  REFERRED TO
LEGAL ENTITY                                       HEREIN AS           PARENT
------------                                      -----------      ---------------
EchoStar Communications Corporation               ECC              Publicly owned
EchoStar DBS Corporation                          DBS Corp         ECC
EchoStar Satellite Corporation                    ESC              DBS Corp
Echosphere Corporation                            Echosphere       DBS Corp
EchoStar Technologies Corporation                 ETC              DBS Corp

Significant Risks and Uncertainties

         Substantial Leverage. The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 1999, the Company had outstanding long-term debt (including both the current and long-term portions) totaling approximately $2.0 billion. In August 1999, Company began paying semi-annual cash debt service payments of approximately $94 million related to its 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and its 9 3/8% Senior Notes due 2009 (the "Ten Year Notes"). The Company's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond its control.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The Company accounts for investments in 50% or less owned entities using the equity method. At December 31, 1997, 1998 and 1999, these investments were not material to the Company's consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Foreign Currency Transaction Gains and Losses

         The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1997, 1998 and 1999 were not material to the Company's results of operations.

Statements of Cash Flows Data

         The following presents the Company's supplemental cash flow statement disclosure (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      1997           1998         1999
                                                                                   ----------    ----------   ----------
Cash paid for interest                                                             $    5,953    $   57,706   $  126,172
Cash paid for income taxes                                                                209            83          119
Capitalized interest                                                                   43,169        21,619           --
Satellite vendor financing                                                             14,400        12,950           --
Other notes payable                                                                     5,322            --           --
Contribution of satellite asset                                                            --        20,000           --
Assets acquired from News Corporation and MCI:
   FCC licenses and other                                                                  --            --      626,120
   Satellites                                                                              --            --      451,200
   Digital broadcast operations center                                                     --            --       47,000
Capital contribution from ECC                                                              --            --    1,124,320
The purchase price of DBSC was allocated as follows in the related purchase accounting:
   EchoStar III satellite under construction                                           51,241            --           --
   FCC authorizations                                                                  16,243            --           --
   Note payable to ECC, including accrued interest of $3,382                          (49,382)           --           --
   Accounts payable and accrued expenses                                               (1,279)           --           --
   Other notes payable                                                                   (500)           --           --
   Additional paid-in capital                                                         (16,323)           --           --

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cash and Cash Equivalents

         The Company considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1998 and 1999 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Marketable Investment Securities and Restricted Cash and Marketable Investment Securities

         As of December 31, 1998 and 1999, the Company has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholder's equity, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses.

         Restricted cash and marketable investment securities, as reflected in the accompanying consolidated balance sheets, include cash restricted by the indenture related to the 1997 Notes, plus investment earnings thereon and restricted cash placed in trust for the purpose of repaying a note payable, as of December 31, 1998 and 1999, respectively. The major components of marketable investment securities and restricted cash and marketable investment securities are as follow (in thousands):

                                                                     RESTRICTED CASH AND MARKETABLE
                             MARKETABLE INVESTMENT SECURITIES            INVESTMENT SECURITIES
                                      DECEMBER 31,                             DECEMBER 31,
                             --------------------------------        ------------------------------
                               1998                     1999           1998                  1999
                             -------                  -------        -------               --------
Commercial paper             $    --                  $ 9,053        $ 8,424               $     --
Corporate notes and bonds      7,000                    7,742         54,360                     --
Government bonds                  --                    7,979         14,517                     --
Accrued interest                  --                       --            356                     --
                             -------                  -------        -------               --------
                             $ 7,000                  $24,774        $77,657               $     --
                             =======                  =======        =======               ========

         At December 31, 1999 marketable investment securities include debt securities of $25 million with contractual maturities of one year or less and no debt securities with maturities greater than one year. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

Fair Value of Financial Instruments

         Fair values for the Company's 1994 Notes, 1996 Notes, 1997 Notes, Seven Year Notes, and Ten Year Notes are based on quoted market prices. The fair values of the Company's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1998 and 1999 (in thousands):

                                               DECEMBER 31, 1998                   DECEMBER 31, 1999
                                         ---------------------------         ----------------------------
                                         BOOK VALUE        FAIR VALUE        BOOK VALUE        FAIR VALUE
                                         ----------        ----------        ----------        ----------
1994 Notes                               $  571,674        $  636,480        $    1,503        $    1,503
1996 Notes                                  497,955           580,000             1,097             1,097
1997 Notes                                  375,000           431,250                15                15
Seven Year Notes                                 --                --           375,000           377,813
Ten Year Notes                                   --                --         1,625,000         1,637,188
Mortgages and other notes payable            66,129            61,975            46,462            46,065

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

                                                  DECEMBER 31,      DECEMBER 31,
                                                     1998              1999
                                                  ------------      ------------
Finished goods - DBS                               $  44,936         $  63,054
Raw materials                                          8,473            35,751
Finished goods - reconditioned and other              18,406            19,509
Work-in-process                                        2,420             7,666
Consignment                                            7,654             1,084
Reserve for excess and obsolete inventory             (5,181)           (3,880)
                                                   ---------         ---------
                                                   $  76,708         $ 123,184
                                                   =========         =========

         During December 1999, the Company provided for losses of $16.6 million, primarily for component parts and purchase commitments related to its first generation model 7100 set-top boxes. Production of model 7100 has been suspended in favor of its second generation model 7200 set-top boxes.

Property and Equipment

         Property and equipment are stated at cost. Cost includes interest capitalized of $32 million and $16 million during the years ended December 31, 1997 and 1998, respectively. No interest was capitalized during 1999. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

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

FCC Authorizations

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include interest capitalized of $11 million and $6 million during the years ended December 31, 1997 and 1998, respectively.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

         In August 1996, the Company began selling its receiver systems below manufactured cost to consumers conditioned upon the consumer's one-year prepaid subscription to the DISH Network's America's Top 50 CD programming package. From August 1996 through September 1997, the excess of the Company's aggregate costs (equipment, programming and other) over proceeds from equipment sales and prepaid programming was expensed ("subscriber promotion subsidies") upon shipment of the equipment. Remaining costs were deferred ("subscriber acquisition costs") and amortized over the term of the prepaid subscription (normally one year). Effective October 1997, promotional programs changed and new subscribers were not required to prepay for a year of programming. Consequently, the Company began expensing subscriber acquisition costs as incurred. As of December 31, 1998, all previously deferred costs were fully amortized.

         During November 1999, EchoStar entered into an exclusive multi-year agreement with Superstar/Netlink Group ("Superstar"), a subsidiary of TV Guide, Inc., to convert its current and inactive C-band subscribers to EchoStar's DBS services. Under the terms of the agreement, Superstar will actively solicit its C-band subscribers to convert to EchoStar's DBS services and will not provide its subscriber lists to cable providers or other DBS providers. In exchange, in December 1999, EchoStar paid Superstar a $10,000,000 exclusivity fee. In addition, EchoStar will incur substantial subscriber acquisition costs, including payments to Superstar and the retailer, and for equipment and other incentives to the consumer for each Superstar subscriber who actually converts to and remains a subscriber to our DBS services. The exclusivity fee will be amortized to expense as subscribers projected to be converted are activated for DISH Network services.

Deferred Debt Issuance Costs and Debt Discount

         Costs of issuing debt are deferred and amortized to interest expense over the terms of the respective notes. Prior to being refinanced during January 1999, the original issue discounts related to the 1994 Notes and the 1996 Notes were being accreted to interest expense so as to reflect a constant rate of interest on the accreted balance of the 1994 Notes and the 1996 Notes.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                         ------------------------
                                                                           1998            1999
                                                                         --------        --------
Marketing                                                                $ 33,463        $ 88,204
Royalties and copyright fees                                               49,400          87,390
Interest                                                                   24,918          78,460
Programming                                                                35,472          59,769
Advances from News Corporation and MCI for satellite payments                  --          67,804
Other                                                                      32,905         102,008
                                                                         --------        --------
                                                                         $176,158        $483,635
                                                                         ========        ========

Advertising Costs

         Advertising costs, exclusive of subscriber promotion subsidies, are expensed as incurred and totaled $35 million, $48 million and $65 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs totaled $6 million, $8 million and $10 million for the years ended December 31, 1997, 1998, and 1999, respectively.

Comprehensive Loss

         The change in unrealized gain (loss) on available-for-sale securities is the only component of the Company's other comprehensive loss. Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

Reclassifications

         Certain prior year balances in the consolidated financial statements have been reclassified to conform with the 1999 presentation.

3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                      DECEMBER 31,
                                            LIFE             -------------------------------
                                          (IN YEARS)             1998               1999
                                         -----------         -----------         -----------
EchoStar I                                        12         $   201,607         $   201,607
EchoStar II                                       12             228,694             228,694
EchoStar III                                      12             234,083             234,083
EchoStar IV                                       10             105,005              89,505
EchoStar V                                        12                  --             208,578
Furniture, fixtures and equipment               2-12             182,717             241,527
Buildings and improvements                      7-40              42,121              47,745
Land                                              --               1,640               1,659
Tooling and other                                  2               5,551               5,811
Vehicles                                           7               1,288               1,119
Construction in progress                          --              18,329             319,308
                                                             -----------         -----------
    Total property and equipment                               1,021,035           1,579,636
Accumulated depreciation                                        (167,217)           (265,629)
                                                             -----------         -----------
    Property and equipment, net                              $   853,818         $ 1,314,007
                                                             ===========         ===========

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Construction in progress consists of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                                              1998           1999
                                                                            --------        --------
Progress amounts for satellite construction, launch, and launch insurance:
     EchoStar VI                                                            $     --        $243,633
Digital broadcast operations center                                               --          47,000
Other                                                                         18,329          28,675
                                                                            --------        --------
                                                                            $ 18,329        $319,308
                                                                            ========        ========

EchoStar IV Impairment

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the unrelated failure of 20 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are currently available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders may further decrease over time. Based on current data from Lockheed Martin, we expect that at least 10 high power transponders or 5 extra-high power transponders will probably be available over the remaining useful life of the satellite, absent significant additional transponder problems or other failures.

         In addition to transponder failures, EchoStar IV experienced anomalies affecting its heating systems and fuel system during 1999. As a result of the heating system and fuel system anomalies, the remaining useful life of EchoStar IV has been reduced to less than 10 years. Accordingly, as of November 1, 1999, EchoStar prospectively revised the remaining useful life of EchoStar IV. This change, after the additional loss provision discussed below, increased EchoStar's net loss for 1999 by approximately $357,000.

         During September 1998, EchoStar recorded a $106 million provision for loss in connection with the partial failure of EchoStar IV solar arrays to deploy. During December 1999, EchoStar recorded an additional $13.7 million provision for loss related to the reduction in the remaining useful life of EchoStar IV. The aggregate loss provision of $119.7 million represented EchoStar's estimate, at December 31, 1999, of the asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the solar array anomaly described above. EchoStar also recorded a $106 million gain, during September 1998, attributable to an anticipated insurance claim receivable that it believes is probable of receipt. While there can be no assurance as to the amount of the final insurance settlement, EchoStar believes that it will receive insurance proceeds at least equal to the $106 million receivable recorded. To the extent that it appears probable that EchoStar will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar
IV. However, if the Company receive $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

for the reduced satellite transmission capacity and allow us to retain title to the asset.

         The satellite insurance policy for EchoStar IV consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million. Two of the participants in EchoStar's insurance line have notified EchoStar they believe that its alleged delay in providing required insurance claim information may reduce their obligation to pay any settlement related to the claim. One carrier recently asserted it has no obligation to pay. EchoStar strongly disagrees with the position taken by those insurers and continues to believe that the EchoStar IV insurance claim will be resolved in a manner satisfactory to EchoStar. However, there can be no assurance that EchoStar will receive the amount claimed or, if it does, that EchoStar will retain title to EchoStar IV with its reduced capacity. EchoStar met with its insurance carriers in November 1999 and is continuing discussions to resolve its claim.

         While there can be no assurance, we do not currently expect a material adverse impact on short or medium term satellite operations. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

4.       LONG-TERM DEBT

Tender Offers

         Tender offers for EchoStar's 12 7/8% Senior Secured Discount Notes due June 1, 2004, (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004, (the "1996 Notes") and 13 1/8% Senior Secured Discount Notes due 2004, (the "1997 Notes") were consummated on January 25, 1999. The tender offers were funded with proceeds from the offering of the Seven Year Notes and the Ten Year Notes. Except for residual aggregate non-tendered debt of approximately $2.6 million, the 1994 Notes, 1996 Notes and the 1997 Notes that were outstanding at December 31, 1998 were retired in connection with closing of the tender offers and the concurrent sale of the Seven and Ten Year Notes. Additionally, substantially all of the restrictive covenants contained in each of the respective indentures were removed upon closing of the tender offers. As a result of the January 1999 refinancing, an extraordinary loss of $269 million was recognized, comprised of deferred debt costs, discounts, tender costs, and premiums paid over the accreted values of the debt retired. A brief summary of the terms of the residual notes outstanding follows.

1994 Notes

         In June 1994, Dish, Ltd. issued the 1994 Notes and Common Stock Warrants (the "Warrants") (collectively, the "1994 Notes Offering"). The 1994 Notes Offering resulted in net proceeds to Dish, Ltd. of $323 million. The 1994 Notes bear interest at a rate of 12 7/8% computed on a semi-annual bond equivalent basis. Interest on the 1994 Notes will not be payable in cash prior to June 1, 1999, with the 1994 Notes accreting to a principal value at stated maturity of $1,000 per bond (an aggregate of approximately $1.5 million for the bonds not tendered) by that date. Commencing in December 1999, interest on the 1994 Notes will be payable in cash on December 1 and June 1 of each year. The remaining balance of 1994 Notes matures on June 1, 2004.

1996 Notes

         In March 1996, ESBC issued the 1996 Notes (the "1996 Notes Offering"). The 1996 Notes Offering resulted in net proceeds to ESBC of approximately $337 million. The 1996 Notes bear interest at a rate of 13 1/8%, computed on a semi-annual bond equivalent basis. Interest on the 1996 Notes will not be payable in cash prior to March 15, 2000, with the 1996 Notes accreting to a principal amount at stated maturity of $1,000 per bond (an aggregate of approximately $1.1 million for the bonds not tendered) by that date. Commencing in September 2000, interest on the 1996 Notes will be payable in cash on September 15 and March 15 of each year. The 1996 Notes that remain outstanding following the Tender Offers mature on March 15, 2004.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1997 Notes

         In June 1997, DBS Corp issued the 1997 Notes (the "1997 Notes Offering"). The 1997 Notes Offering resulted in net proceeds to DBS Corp of approximately $363 million. Interest accrues on the 1997 Notes at a rate of 12 1/2% and is payable in cash semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109 million of the net proceeds of the 1997 Notes Offering was placed in the Interest Escrow to fund the first five semi-annual interest payments (through January 1, 2000). Additionally, approximately $112 million of the net proceeds of the 1997 Notes Offering was placed in the Satellite Escrow to fund the construction, launch and insurance of EchoStar IV. The 1997 Notes that remain outstanding following the Tender Offers mature on July 1, 2002.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Seven and Ten Year Notes

         On January 25, 1999, DBS Corp sold $375 million principal amount of
9 1/4% Senior Notes due 2006 (the Seven Year Notes) and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the Ten Year Notes). Interest accrues at annual rates of 9 1/4% and 9 3/8% on the Seven Year and Ten Year Notes, respectively. Interest on the Seven and Ten Year Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

         Concurrently with the closing of the Seven and Ten Year Notes offering, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the Seven and Ten Year Notes to complete tender offers for its outstanding 1994 Notes, 1996 Notes and 1997 Notes. In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the Seven and Ten Year Notes to complete the tender offers related to the 12 1/8% Senior Exchange Notes due 2004, (the "Senior Exchange Notes") issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock ("Series B Preferred Stock").

         With the exception of certain de minimis domestic and foreign subsidiaries, the Seven and Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of DBS Corp, (collectively, the "Seven and Ten Year Notes Guarantors"). The Seven and Ten Year Notes are general senior unsecured obligations which:

     o rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

     o   rank senior to all existing and future junior obligations; and

     o are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the Seven and Ten Year Notes are not redeemable at DBS Corp's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the Seven Year Notes will be subject to redemption, at the option of DBS Corp, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The Ten Year Notes will be subject to redemption, at the option of DBS Corp, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indentures related to the Seven and Ten Year Notes (the "Seven and Ten Year Notes Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of DBS Corp to:

     o   incur additional indebtedness;

     o   apply the proceeds of certain asset sales;

     o   create, incur or assume liens;

     o create dividend and other payment restrictions with respect to DBS Corp's subsidiaries;

     o   merge, consolidate or sell assets; and

     o   enter into transactions with affiliates.

         In addition, DBS Corp may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), DBS Corps's ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of DBS Corp (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by DBS Corp and its subsidiaries from the issuance or sale of certain equity interests of DBS Corp or EchoStar.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, DBS Corp will be required to make an offer to repurchase all of the Seven and Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Mortgages and Other Notes Payable

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                                             DECEMBER 31,
                                                                                                         --------------------
                                                                                                           1998        1999
                                                                                                         --------     -------
8.25% note payable for satellite vendor financing for EchoStar I due in equal
  monthly installments of $772, including interest, through February 2001                                $ 17,137     $ 9,606
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001                                  17,416      11,909
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002                             12,183       8,645
8.25% note payable for satellite vendor financing for EchoStar IV due in equal
  monthly installments of $264, including interest, through May 2003                                       12,950       9,409
Mortgages and other unsecured notes payable due in installments through
  November 2009 with interest rates ranging from 4% to 10%                                                  6,443       6,893
                                                                                                         --------     -------
Total                                                                                                      66,129      46,462
Less current portion                                                                                      (22,679)    (21,017)
                                                                                                         --------     -------
Mortgages and other notes payable, net of current portion                                                $ 43,450     $25,445
                                                                                                         ========     =======

         Future maturities of the Company's outstanding long-term debt are summarized as follows (in thousands):

                                                                        RESIDUAL
                                                                         NOTES,
                                                                     MORTGAGES AND
                                    SEVEN YEAR        TEN YEAR        OTHER NOTES
                                      NOTES             NOTES            PAYABLE          TOTAL
                                    ----------       ----------      -------------      ----------
YEAR ENDING DECEMBER 31,
   2000                             $                $               $    21,017        $   21,017
   2001                                    --                --           13,776            13,776
   2002                                    --                --            6,080             6,080
   2003                                    --                --            1,909             1,909
   2004                                    --                --            3,253             3,253
   Thereafter                         375,000         1,625,000            3,042         2,003,042
                                     --------        ----------      -----------        ----------
Total                                $375,000        $1,625,000      $    49,077        $2,049,077
                                     ========        ==========      ===========        ==========


Satellite Vendor Financing

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). The Company utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of DBS Corp and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financings for both EchoStar III and EchoStar IV are secured by an ECC corporate guarantee.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. INCOME TAXES

         As of December 31, 1999, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.530 billion. The NOLs expire beginning in the year 2012. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

         In 1999, the Company increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. The Company continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely that not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of the Company's provision for income taxes.

         The temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows (in thousands):

                                                                                                   DECEMBER 31,
                                                                                           ---------------------------
                                                                                              1998              1999
                                                                                           ---------         ---------
Current deferred tax assets:
  Accrued royalties                                                                        $  15,971         $  30,018
  Inventory reserves and cost methods                                                          1,759             1,355
  Accrued expenses                                                                             9,845            29,263
  Allowance for doubtful accounts                                                              1,098             4,842
  Reserve for warranty costs                                                                     101                78
  Unrealized holding loss on marketable investment securities                                     --                --
                                                                                           ---------         ---------
Total current deferred tax assets                                                             28,774            65,556

Current deferred tax liabilities:
  Subscriber acquisition costs and other                                                          --               (28)
                                                                                           ---------         ---------
Total current deferred tax liabilities                                                            --               (28)
                                                                                           ---------         ---------
Gross current deferred tax assets                                                             28,774            65,528
Valuation allowance                                                                          (22,065)          (54,242)
                                                                                           ---------         ---------
Net current deferred tax assets                                                                6,709            11,286

Noncurrent deferred tax assets:
  General business and foreign tax credits                                                     2,072             2,504
  Net operating loss carryforwards                                                           164,123           568,859
  Amortization of original issue discount on 1994 Notes
    and 1996 Notes                                                                           105,095                --
  Other                                                                                       12,999             9,551
                                                                                           ---------         ---------
Total noncurrent deferred tax assets                                                         284,289           580,914
Noncurrent deferred tax liabilities:
  Depreciation                                                                               (24,115)          (43,949)
  Other                                                                                         (144)             (245)
                                                                                           ---------         ---------
Total noncurrent deferred tax liabilities                                                    (24,259)          (44,194)
                                                                                           ---------         ---------
Gross deferred tax assets                                                                    260,030           536,720
                                                                                           ---------         ---------
Valuation allowance                                                                         (199,392)         (480,659)
                                                                                           ---------         ---------
Net noncurrent deferred tax assets                                                            60,638            56,061
                                                                                           ---------         ---------
Net deferred tax assets                                                                    $  67,347         $  67,347
                                                                                           =========         =========

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The components of the benefit from (provision for) income taxes are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                 1997             1998            1999
                                              --------         --------         --------
Current benefit (provision):
  Federal                                     $   (361)        $     --         $     --
  State                                             (9)               6              (46)
  Foreign                                         (137)             (77)             (85)
                                              --------         --------         --------
                                                  (507)             (71)            (131)
Deferred benefit:
  Federal                                      108,598           97,819          285,724
  State                                          8,082            7,319           27,720
  Increase in valuation allowance             (116,319)        (105,138)        (313,444)
                                              --------         --------         --------
                                                   361               --               --
                                              --------         --------         --------
     Total benefit (provision)                $   (146)        $    (71)        $  (131)
                                              ========         ========         ========

         The actual tax benefit (provision) for 1997, 1998 and 1999 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                          1997            1998            1999
                                                         -----           -----           -----
Statutory rate                                            35.0%           35.0%           35.0%
State income taxes, net of Federal benefit                 1.6             1.6             2.3
Research and development and foreign tax credits           0.7              --              --
Non-deductible interest expense                           (0.5)           (1.3)           (0.3)
Other                                                     (0.8)            0.4             1.5
Increase in valuation allowance                          (36.0)          (35.7)          (38.5)
                                                         -----           -----           -----
Total benefit from income taxes                             --%             --%             --%
                                                         =====           =====           =====

6. STOCK COMPENSATION PLANS

Stock Incentive Plan

         In April 1994, EchoStar adopted a stock incentive plan to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved up to 40 million shares of its Class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 40 million shares of its Class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 1999 have included exercise prices not less than the fair market value of EchoStar's Class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1999, EchoStar adopted the 1999 Incentive Plan which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, EchoStar accrued $675,000 related to cash incentives to be paid. EchoStar also recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 2.1 million shares, granted pursuant to the 1999 Incentive Plan. The related deferred compensation will be recognized over the five-year vesting period. As a result of substantial post-grant appreciation of options, variable plan accounting principles require that EchoStar recognize during 1999, $61 million of the total of $179 million of deferred stock-based compensation under this performance based plan. The remainder will be recognized over the remaining vesting period.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Options to purchase an additional 5.6 million shares were granted at fair market value during 1999 pursuant to the Long Term Incentive Plan. Vesting of these options is contingent on meeting certain longer-term goals, the achievement of which can not be reasonably predicted as of December 31, 1999. Accordingly, no compensation was recorded during 1999 related to these long-term options. EchoStar will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. The Board of Directors has approved a 2000 Incentive Plan. Any future payments under this plan are contingent upon the achievement of certain financial and other goals.

         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                  1997                          1998                           1999
                                      ------------------------------  ------------------------------  ------------------------------
                                                   WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                                       EXERCISE                        EXERCISE                         EXERCISE
                                        OPTIONS         PRICE          OPTIONS          PRICE          OPTIONS           PRICE
                                      -----------  ----------------  -----------   ----------------  -----------   ----------------
Options outstanding, beginning of
   year                                 4,101,092    $      3.57       6,098,268      $      3.75      5,788,060      $      4.07
Granted                                 3,118,200           4.26       2,792,540             4.70     10,423,856            15.42
Repriced                                1,023,176           4.25              --               --             --               --
Exercised                                (392,632)          2.41        (752,728)            3.13     (1,904,057)            3.67
Forfeited                              (1,751,568)          4.87      (2,350,020)            4.27       (386,039)            9.84
                                      -----------    -----------     -----------      -----------    -----------      -----------
Options outstanding, end of year        6,098,268    $      3.75       5,788,060      $      4.07     13,921,820      $     12.51
                                      ===========    ===========     ===========      ===========    ===========      ===========
Exercisable at end of year              1,388,036    $      3.04       1,929,212      $      3.46      1,377,716      $      3.71
                                      ===========    ===========     ===========      ===========    ===========      ===========


         Exercise prices for options outstanding as of December 31, 1999 are as follows:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       -----------------------------------------------------      ----------------------------------
                           NUMBER                                                    NUMBER
                        OUTSTANDING       WEIGHTED-AVERAGE      WEIGHTED-          EXERCISABLE
                           AS OF             REMAINING           AVERAGE              AS OF            WEIGHTED-
      RANGE OF          DECEMBER 31,        CONTRACTUAL         EXERCISE           DECEMBER 31,         AVERAGE
   EXERCISE PRICES          1999               LIFE               PRICE               1999           EXERCISE PRICE
----------------------  ------------      ----------------    --------------      ------------       ---------------
$ 2.333    -  $ 2.967       509,759              2.79             $   2.37             482,795           $  2.33
  4.250    -    4.573     2,509,249              5.51                 4.27             814,814              4.27
  5.500    -    6.868       658,198              6.62                 5.70              73,318              5.92
  8.243    -    10.00       204,036              7.21                 9.97               2,327              8.24
 10.973    -   13.200     8,410,426              8.61                12.01               4,462             11.39
 20.406    -   20.406     1,034,152              7.29                20.41                  --                --
 38.360    -   38.360       288,000              9.50                38.36                  --                --
 45.407    -   45.407       128,000              9.75                45.41                  --                --
 97.500    -   97.500       180,000             10.00                97.50                  --                --
---------------------    ----------             -----             --------           ---------           -------
   $ 2.333 - $ 97.500    13,921,820              7.67             $  12.51           1,377,716           $  3.71
=====================    ==========             =====             ========           =========           =======

         On July 1, 1997, the Board of Directors approved a repricing of substantially all outstanding options with an exercise price greater than $4.25 per share of Class A common stock to $4.25 per share. The Board of Directors would not typically consider reducing the exercise price of previously granted options. However, these options were repriced due to the occurrence of certain events beyond the reasonable control of the employees of EchoStar which

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

significantly reduced the incentive these options were intended to create. The fair market value of the Class A common stock was $3.81 on the date of the repricing. Options to purchase approximately 1,024,000 shares of Class A common stock were affected by this repricing.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounting for Stock-Based Compensation

         EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

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


                                                            YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     1997            1998            1999
                                                 ------------    ------------    ------------
Risk-free interest rate                                  6.09%        5.64%         5.38%
Volatility factor                                          68%          67%           76%
Dividend yield                                           0.00%        0.00%         0.00%
Expected term of options                          6 years      6 years      6 years
Weighted-average fair value of options granted    $  2.60      $  3.01      $ 14.27

         The Company's pro forma net loss was $325 million, $297 million and $741 million for the years ended December 31, 1997, 1998 and 1999, respectively. The pro forma net loss for 1999 is less than the loss reported in the statement of operations because the $61 million charge for the post-grant appreciation of stock-based compensation, determined under APB 25 and reported by the Company, is greater than the amount of stock-based compensation that would have been reported by the Company under the provisions of FAS No. 123.

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

7.       EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

         During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 400,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1997, 1998 and 1999, employees purchased approximately 16,000, 64,000 and 22,000 shares of Class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $329,000 in 1997, and $314,000 in 1998 and 1999. Additionally, during 1998, EchoStar contributed 320,000 shares of its Class A common stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution. During 1999, EchoStar contributed 260,000 shares of its Class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution. During 2000, EchoStar expects to contribute approximately 60,000 shares of its Class A common stock (fair value of approximately $6 million) to the 401(k) Plan related to its 1999 discretionary contribution.

8.       OTHER COMMITMENTS AND CONTINGENCIES

Leases

         Future minimum lease payments under noncancelable operating leases as of December 31, 1999, are as follows (in thousands):


YEAR ENDING DECEMBER 31,
   2000                                                           $  6,662
   2001                                                              6,565
   2002                                                              5,912
   2003                                                              4,996
   2004                                                              2,195
   Thereafter                                                        5,760
                                                                  --------
      Total minimum lease payments                                $ 32,090
                                                                  ========

         Total rental expense for operating leases approximated $1 million in 1997 and 1998 and $3 million in 1999.

Purchase Commitments

         As of December 31, 1999, the Company's purchase commitments totaled approximately $209 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2000. The Company expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

Patents and Intellectual Property

         Many entities, including some of EchoStar's competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that EchoStar offers. EchoStar may not be aware of all patents and other intellectual property rights that its products

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, EchoStar cannot estimate the extent to which it may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within EchoStar's direct broadcast satellite system. EchoStar cannot be certain that these persons do not own the rights they claim, that its products do not infringe on these rights, that it would be able to obtain licenses from these persons on commercially reasonable terms or, if it was unable to obtain such licenses, that it would be able to redesign its products to avoid infringement.

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

The News Corporation Limited

         During February 1997, News Corporation agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. During late April 1997, substantial disagreements arose between the parties regarding their obligations under this agreement. Those substantial disagreements led to litigation which the parties subsequently settled. In connection with the News Corporation litigation, EchoStar has a contingent fee arrangement with the attorneys who represented EchoStar in that litigation, which provides for the attorneys to be paid a percentage of any net recovery obtained in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of its liability. EchoStar also believes that the fee arrangement is void and unenforceable because the attorneys who represented EchoStar are seeking a fee that it believes is unreasonable and excessive, among other things. If EchoStar is unable to resolve this fee dispute with the attorneys, it would be resolved through arbitration or litigation. During mid-1999, EchoStar initiated litigation against the attorneys in the District Court, Arapahoe County, Colorado, arguing that the fee arrangement is void and unenforceable. EchoStar has also asserted claims for breach of fiduciary duty, constructive fraud, breach of the fee arrangement, and misappropriation of trade secrets against the attorneys. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

         EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta court action recently denied its Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal court action has stayed that case before ruling on EchoStar's motion to dismiss. EchoStar intends to vigorously defend the suits in the event its motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

         Under the Satellite Home Viewer Act, the determination of whether a household qualifies as "unserved" for the purpose of eligibility to receive a distant network channel depends, in part, on whether that household can receive a signal of "Grade B intensity" as defined by the FCC.

         During 1998, the national networks and local affiliate stations challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Historically, we obtained distant broadcast network signals for distribution to our customers through PrimeTime 24. The United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The injunction covers distributors as well. The plaintiffs in the Florida litigation informed us they considered us a distributor for purposes of that injunction. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. The Fourth Circuit Court of Appeals recently affirmed the North Carolina Court's decision. We have implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by us.

         In October 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that our method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal court in Miami alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court.

         In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin EchoStar from providing network programming except under very limited circumstances. In general, the networks want EchoStar to turn off programming to its customers on the same schedule agreed to by DirecTV.

         A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion.

         If this case is decided against EchoStar, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result, including potentially a nationwide permanent prohibition on its broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the new legislation discussed above, among other things, could also require EchoStar to terminate delivery of network signals to a material portion of our subscriber base, which could cause many of these subscribers to cancel their subscription to EchoStar's other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has sent letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated soon and have terminated ABC, NBC, CBS and Fox programming to many customers.

         In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate as the law "grandfathers" in many subscribers.

Meteoroid Events

         In November 1998 and 1999, certain meteoroid events occurred as the Earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). Similar meteoroid events are expected to occur again in November 2000. These meteoroid events pose a potential threat to all in orbit geosynchronous satellites including our DBS satellites. While the probability that our satellites will be damaged by space debris is very small, that probability will increase by several orders of magnitude during these meteoroid events.

9.       SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the "Non-Guarantors"), the Seven and Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of DBS Corp.

         The combined assets, stockholders' equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder's equity, net loss and operating cash flows of DBS Corp, including the non-guarantors during both 1998 and 1999. Summarized combined and consolidated financial information for DBS Corp is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                1997          1998            1999
                                                            -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
   Revenue                                                  $   475,877    $   985,909    $ 1,606,291
   Expenses                                                     700,104      1,116,764      1,959,860
                                                            -----------    -----------    -----------
   Operating loss                                              (224,227)      (130,855)      (353,569)
   Other income (expense)                                       (98,941)      (163,449)      (208,716)
                                                            -----------    -----------    -----------
   Net loss before taxes                                       (323,168)      (294,304)      (562,285)
   Income tax benefit (provision), net                             (146)           (71)          (131)
                                                            -----------    -----------    -----------
   Net loss before extraordinary charges                       (323,314)      (294,375)      (562,416)
   Extraordinary charge for early retirement of debt, net
      of tax                                                          -              -       (228,733)
                                                            -----------    -----------    -----------
   Net loss                                                 $  (323,314)   $  (294,375)   $  (791,149)
                                                            ===========    ===========    ===========

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  DECEMBER 31,
                                                          --------------------------
                                                             1998           1999
                                                          -----------    -----------
BALANCE SHEETS DATA:
   Current assets                                         $   241,582    $   598,690
   Property and equipment, net                                853,818      1,314,007
   Other noncurrent assets                                    374,773        817,510
                                                          -----------    -----------
   Total assets                                           $ 1,470,173    $ 2,730,207
                                                          ===========    ===========



   Current liabilities                                    $   477,061    $ 1,145,829
   Long-term liabilities                                    1,581,249      2,046,872
   Stockholder's equity (deficit)                            (588,137)      (462,494)
                                                          -----------    -----------
   Total liabilities and stockholder's equity (deficit)   $ 1,470,173    $ 2,730,207
                                                          ===========    ===========

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.      SEGMENT REPORTING

Business Unit Descriptions

         The operations of EchoStar include three interrelated business units:

     o The DISH Network - a DBS subscription television service in the United States.

     o EchoStar Technologies Corporation - the design, distribution and sale of EchoStar receiver systems for the DISH Network as well as for direct-to-home projects of other internationally, together with the provision of uplink center design, construction oversight and other project integration services for international direct-to-home ventures.

     o Satellite Services - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services my include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

         The accounting policies for the above business units are the same as those described in the summary of significant accounting policies for the consolidated entity. Both EchoStar and the Company account for intersegment sales and transfers at cost. All other revenue and expenses from segments below the quantitative thresholds are attributable to sales of C-band equipment and other corporate administrative functions. Only those assets and measures of profit and loss that are included in the measure of assets and profit and loss used by EchoStar's chief operating decision maker are reported (in thousands).

Financial Data by Business Unit


                                                                                                                           DBS CORP,
                                                                                             ECHOSTAR       OTHER        AFFILIATES
                                      DISH                     SATELLITE    ELIMINATIONS   CONSOLIDATED     ECHOSTAR        AND
                                    NETWORK         ETC        SERVICES      AND OTHER        TOTAL        ACTIVITY     SUBSIDIARIES
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
YEAR ENDED DECEMBER 31, 1997
  Revenue                         $   378,377   $    82,609   $     3,458   $    12,974    $   477,418   $    (1,516)   $   475,902
  Depreciation and amortization       158,992         1,659             -        12,625        173,276          (440)       172,836
  Total expenses                      569,998        73,081           329        58,281        701,689        (1,451)       700,238
  EBITDA                              (32,629)       11,186         3,129       (32,681)       (50,995)         (505)       (51,500)
  Interest income                      10,114           180             -         6,957         17,251        (4,739)        12,512
  Interest expense                     27,503             -             -        76,689        104,192         5,811        110,003
  Income tax provision, net                (7)          (32)            -          (107)          (146)            -           (146)
  Net income (loss)                  (231,223)        4,378         2,889       (88,869)      (312,825)      (10,599)      (323,424)

YEAR ENDED DECEMBER 31, 1998
  Revenue                         $   733,382   $   251,958   $    23,442   $   (26,116)   $   982,666   $     3,243    $   985,909
  Depreciation and amortization        85,107         2,097            26        15,406        102,636          (479)       102,157
  Total expenses                      871,269       193,852         3,495        36,941      1,105,557        11,207      1,116,764
  EBITDA                              (52,781)       60,202        19,973       (47,649)       (20,255)       (8,443)       (28,698)
  Interest income                       9,280             -             2        21,004         30,286       (20,175)        10,111
  Interest expense                     49,042           282             -       118,205        167,529         5,413        172,942
  Income tax benefit
    (provision), net                       17           (11)            -           (50)           (44)          (27)           (71)
  Net loss                           (199,356)       30,333        18,409      (110,268)      (260,882)      (33,493)      (294,375)

YEAR ENDED DECEMBER 31, 1999
  Revenue                         $ 1,373,789   $   160,276   $    47,312   $    21,464    $ 1,602,841   $     3,450    $ 1,606,291
  Depreciation and amortization        97,899         4,434           193        10,702        113,228        (3,197)       110,031
  Total expenses                    1,622,928       165,238        15,956       145,810      1,949,932         9,928      1,959,860
  EBITDA                             (151,241)         (528)       31,549       (52,733)      (172,953)       (9,675)      (182,628)
  Interest income                      26,205             1           375          (402)        26,179       (13,613)        12,566
  Interest expense                   (201,356)         (253)            -            (4)      (201,613)        5,223       (196,390)
  Income tax benefit
    (provision), net                        -           (46)            -          (108)          (154)           23           (131)
  Net income (loss)                (1,949,914)      (31,884)       27,273     1,161,678       (792,847)        1,698       (791,149)

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Geographic Information


                                                                           OTHER
                    UNITED STATES        EUROPE       INTERNATIONAL        TOTAL
                    --------------   --------------   --------------   --------------
1997
Total revenue*      $      446,461   $       20,592   $        8,849   $      475,902
Long-lived assets          957,166            1,217              121          958,504

1998
Total revenue*      $      967,746   $       18,163   $           --   $      985,909
Long-lived assets          955,586            1,498               --          957,084

1999
Total revenue*      $    1,583,442   $       22,849   $           --   $    1,606,291
Long-lived assets        2,033,142            3,099               --        2,036,241

* Revenues are attributed to geographic regions based upon the location from which the sale originated.

Transactions with Major Customers

         During 1999, export sales to two customers together totaled $126 million and accounted for approximately 8% of the Company's total revenue. Revenues from these customers are included within the EchoStar Technologies Corporation business unit. Complete or partial loss of one or both of these customers would have a material adverse effect on the Company's results of operations.

11.  VALUATION AND QUALIFYING ACCOUNTS

         The Company's valuation and qualifying accounts as of December 31, 1997, 1998 and 1999 are as follows (in thousands):


                                             BALANCE AT   CHARGED TO
                                            BEGINNING OF   COSTS AND                  BALANCE AT
                                                YEAR       EXPENSES    DEDUCTIONS    END OF YEAR
                                             ----------   ----------   ----------    ----------
YEAR ENDED DECEMBER 31, 1997:
  Assets:
    Allowance for doubtful accounts          $    1,494   $    4,343   $   (4,490)   $    1,347
    Loan loss reserve                               141            7          (87)           61
    Reserve for inventory                         5,663        1,650       (3,473)        3,840
  Liabilities:
    Reserve for warranty costs and other            763            -          (53)          710

YEAR ENDED DECEMBER 31, 1998:
  Assets:
    Allowance for doubtful accounts          $    1,347   $   10,692   $   (9,043)   $    2,996
    Loan loss reserve                                61           31          (92)            -
    Reserve for inventory                         3,840        1,744         (403)        5,181
  Liabilities:
    Reserve for warranty costs and other            710            -         (435)          275

YEAR ENDED DECEMBER 31, 1999:
  Assets:
    Allowance for doubtful accounts          $    2,996   $   23,481   $  (13,368)   $   13,109
    Reserve for inventory                         5,181        1,718       (3,019)        3,880
  Liabilities:
    Reserve for warranty costs and other            275            -          (65)          210

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company's quarterly results of operations are summarized as follows (in thousands):


                                                     THREE MONTHS ENDED
                                ------------------------------------------------------------
                                  MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                ------------    ------------    ------------    ------------
Year Ended December 31, 1998:
  Total revenue                 $    214,024    $    246,165    $    236,755    $    288,965
  Operating loss                     (21,682)        (17,106)        (17,206)        (74,861)
  Net loss                           (57,261)        (53,122)        (60,577)       (123,415)

Year Ended December 31, 1999:
  Total revenue                 $    310,335    $    350,445    $    431,259    $    514,252
  Operating loss                     (57,437)        (53,285)        (79,623)       (163,224)
  Net loss                          (333,317)       (105,936)       (126,532)       (225,364)

         The portion of the revenue received from certain Satellite Services customers, over and above guaranteed minimum channel lease payments, has been reclassified to subscription television services for each of the first three quarters. The total amount of the reclassification was approximately $9.6 million. The related expense items have been similarly reclassified.

13.  SUBSEQUENT EVENTS

         On February 1, 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

         During February 2000, EchoStar announced the formation of a joint venture with OpenTV Corp. intended to offer DISH Network customers and other video platforms around the world a low cost, interactive digital receiver with a built-in hard disk drive that will permit viewers to pause and record live programs without the need for video tape. The new set-top box is expected to be available during the fourth quarter of 2000. In connection with formation of the joint venture, OpenTV and EchoStar licensed certain intellectual property rights to the joint venture and EchoStar was issued 2,252,252 shares of OpenTV common stock. The shares of OpenTV common stock are subject to forfeiture if EchoStar fails to activate the OpenTV system in at least 500,000 set top boxes on or before February 23, 2003.

         During February 2000, EchoStar also announced agreements for the construction and delivery of three new satellites. Two of these satellites, EchoStar VII and EchoStar VIII, will be advanced, high-powered DBS satellites. Both will include spot-beam technology which could allow DISH Network to offer local channels or other value added services in as many as 60 or more markets across the United States. The third satellite, EchoStar IX, will be a hybrid Ku/Ka-band satellite, which may provide EchoStar with increased opportunities to attract business customers and may provide DISH Network customers with expanded services such as Internet, data and potentially two-way wireless communications.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During March 2000, EchoStar announced the acquisition of Kelly Broadcasting Systems, Inc. ("KBS"), a New Jersey based provider of international and foreign-language programming in the United States. In connection with the acquisition, EchoStar issued approximately 255,000 shares of its Class A common stock, valued at the date of issuance at approximately $31 million, and paid $3.5 million in cash, for 100% ownership of KBS.

         During March 2000, EchoStar announced a $50 million investment in iSKY Inc. Pursuant to the agreement, following the launch of iSKY's service, currently anticipated during late 2001, EchoStar would also distribute the iSKY satellite Internet service along with DISH Network satellite TV service through its more than 23,000 retailers nationwide. With this investment, EchoStar will own 12% of iSKY and receive warrants which, based on reaching iSKY customer targets, could increase its stake up to 20.8% on an outstanding basis.

                                 EXHIBIT INDEX



  EXHIBIT NO.      DESCRIPTION
  -----------      -----------
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

       10.2*      Key Employee Bonus Plan, dated as of January 1, 1994
                  (incorporated by reference to Exhibit 10.7 to the Registration
                  Statement on Form S-1 of Dish, Registration No. 33-76450).

       10.3*      Consulting Agreement, dated as of February 17, 1994, between
                  ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish,
                  Registration No. 33-76450).

       10.4* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

       10.5*      Dish 1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to the Registration Statement on Form S-1 of
                  Dish, Registration No. 33-76450).

       10.6*      Form of Tracking, Telemetry and Control Contract between AT&T
                  Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration
                  No. 33-81234).

       10.7*      Manufacturing Agreement, dated as of March 22, 1995, between
                  Houston Tracker Systems, Inc. and SCI Technology, Inc.
                  (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File
                  No. 33-81234).

       10.8*      Statement of Work, dated January 31, 1995 from ESC to Divicom
                  Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of ECC, Registration No.
                  33-91276).

       10.9* Launch Services Contract, dated as of June 2, 1995, by and between EchoStar Space Corporation and
                  Lockheed-Khrunichev-Energia International, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of ECC, Registration No. 33-91276).

       10.10* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
                  ECC, Registration No. 33-91276).


       10.11(a)*  Eighth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
                  Marietta (incorporated by reference to Exhibit 10.17(a) to the Quarterly Report on Form 10-Q of ECC for the quarter ended
                  June 30, 1996, Commission File No. 0-26176).

       10.11(b)*  Ninth Amendment to Satellite Construction Contract, dated as of February 1, 1994, between DirectSat Corporation and Martin
                  Marietta (incorporated by reference to Exhibit 10.15 to the Registration Statement of Form S-4 of ECC, Registration No.
                  333-03584).

       10.11(c)*  Tenth Amendment to Satellite Construction Contract, dated as of July 18, 1996, between DirectSat Corporation and Martin
                  Marietta (incorporated by reference to Exhibit 10.17(b) to the Quarterly Report on Form 10-Q of ECC for the quarter ended
                  June 30, 1996, Commission File No. 0-26176).

       10.12* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form
                  10-Q of ECC for the quarter ended June 30, 1996, Commission
                  File No. 0-26176).

       10.13* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995
                  (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of ECC, Registration No.
                  333-03584).

       10.14*     Agreement between HTS, ESC and ExpressVu Inc., dated January
                  8, 1997, as amended (incorporated by reference to Exhibit
                  10.18 to the Annual Report on Form 10-K of ECC for the year ended December 31, 1996, as amended, Commission file No.
                  0-26176).

       10.15* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting
                  Corporation, a Delaware corporation ("DBSC") and Martin
                  Marietta Corporation (incorporated by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No.
                  0-26176).

       10.16* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin
                  Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.17*     Contract for Launch Services, dated April 5, 1996, between
                  Lockheed Martin Commercial Launch Services, Inc. and EchoStar
                  Space Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

       10.18* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips
                  Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

       10.19* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for quarterly period ended March 31, 1998, Commission
                  File No. 0-26176).

       10.20*     Purchase Agreement by and among American Sky Broadcasting,
                  LLC, The News Corporation Limited, MCI Telecommunications
                  Corporation and EchoStar Communications Corporation, dated
                  November 30, 1998. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by ECC on November 30, 1998, Commission
                  File No. 0-26176).

       10.21*     Voting Agreement dated November 30, 1998, among EchoStar
                  Communications Corporation, American Sky Broadcasting, LLC,
                  The News Corporation Limited and MCI Telecommunications
                  Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December
                  1, 1998).

     10.25*       First Amendment, dated June 23, 1999, to the Purchase
                  Agreement dated November 30, 1998, by and among American Sky
                  Broadcasting, LLC, The News Corporation Limited, MCI
                  Telecommunications Corporation, and EchoStar Communications
                  Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2,
                  1999, Commission File No. 0-26176).

     10.26* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI
                  Telecommunications Corporation, American Sky Broadcasting,
                  LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

        27        Financial Data Schedule.

-------------------

*        Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement. Filed herewith.