Form 10-Q
period 2000-03-31
ECHOSTAR DBS CORP
filed 2000-05-05
CIK 1042642

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


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

         AS OF MAY 5, 2000, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 1999 and March 31, 2000 (Unaudited)...............................................      1

         Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1999 and 2000 (Unaudited).........................................      2

         Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 and 2000 (Unaudited).........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Narrative Analysis of Results of Operations...........................................     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................   None


                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     15

Item 2.  Changes in Securities and Use of Proceeds..........................................................      *

Item 3.  Defaults Upon Senior Securities....................................................................      *

Item 4.  Submission of Matters to a Vote of Security Holders................................................      *

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     17



--------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                            ECHOSTAR DBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   DECEMBER 31,      MARCH 31,
                                                                                       1999            2000
                                                                                   ------------    ------------
ASSETS                                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents ...................................................   $    159,761    $    106,241
   Marketable investment securities ............................................         24,774           9,923
   Trade accounts receivable, net of allowance for uncollectible accounts of
     $13,109 and $16,182, respectively .........................................        157,944         153,764
   Insurance receivable ........................................................        106,000         106,000
   Inventories .................................................................        123,184         151,318
   Other current assets ........................................................         27,027          32,025
                                                                                   ------------    ------------
Total current assets ...........................................................        598,690         559,271
Property and equipment, net ....................................................      1,314,007       1,291,206
FCC authorizations, net ........................................................        722,234         723,648
Other noncurrent assets ........................................................         95,276          95,546
                                                                                   ------------    ------------
     Total assets ..............................................................   $  2,730,207    $  2,669,671
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable ......................................................        187,703         151,839
   Deferred revenue ............................................................        181,034         210,414
   Accrued expenses ............................................................        483,635         522,788
   Advances from affiliates, net ...............................................        272,440         353,558
   Current portion of long-term debt ...........................................         21,017          19,932
                                                                                   ------------    ------------
Total current liabilities ......................................................      1,145,829       1,258,531

Long-term obligations, net of current portion:
   1994 Notes ..................................................................          1,503           1,503
   1996 Notes ..................................................................          1,097           1,097
   1997 Notes ..................................................................             15              15
   Seven Year Notes ............................................................        375,000         375,000
   Ten Year Notes ..............................................................      1,625,000       1,625,000
   Mortgages and other notes payable, net of current portion ...................         25,445          22,313
   Long-term deferred satellite services revenue and other
     long-term liabilities .....................................................         18,812          26,260
                                                                                   ------------    ------------
Total long-term obligations, net of current portion ............................      2,046,872       2,051,188
                                                                                   ------------    ------------
     Total liabilities .........................................................      3,192,701       3,309,719

Commitments and Contingencies (Note 5)

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 1,000 shares authorized, issued and
     outstanding ...............................................................             --              --
   Additional paid-in capital ..................................................      1,448,324       1,448,324
   Deferred stock-based compensation ...........................................       (117,780)       (104,071)
   Accumulated other comprehensive income ......................................             --             (81)
   Accumulated deficit .........................................................     (1,793,038)     (1,984,220)
                                                                                   ------------    ------------
Total stockholder's equity (deficit) ...........................................       (462,494)       (640,048)
                                                                                   ------------    ------------
     Total liabilities and stockholder's equity (deficit) ......................   $  2,730,207    $  2,669,671
                                                                                   ============    ============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  1999         2000
                                                             ------------    ------------
REVENUE:
   DISH Network:
     Subscription television services .......................   $ 260,945    $ 476,305
     Other ..................................................       2,265        1,934
                                                                ---------    ---------
   Total DISH Network .......................................     263,210      478,239
   DTH equipment sales and integration services .............      31,193       60,815
   Satellite services .......................................       7,949       14,095
   C-band and other .........................................       7,983       14,909
                                                                ---------    ---------
Total revenue ...............................................     310,335      568,058

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ............................     111,432      203,960
     Customer service center and other ......................      24,109       56,049
     Satellite and transmission .............................       9,446       12,324
                                                                ---------    ---------
   Total DISH Network operating expenses ....................     144,987      272,333
   Cost of sales - DTH equipment and integration services ...      23,143       46,928
   Cost of sales - C-band and other .........................       4,050        8,115
   Marketing:
     Subscriber promotion subsidies .........................     130,717      256,026
     Advertising and other ..................................      11,681       23,165
                                                                ---------    ---------
   Total marketing expenses .................................     142,398      279,191
   General and administrative ...............................      28,632       53,595
   Non-cash, stock-based compensation .......................          --       14,009
   Depreciation and amortization ............................      24,562       39,343
                                                                ---------    ---------
Total costs and expenses ....................................     367,772      713,514
                                                                ---------    ---------

Operating loss ..............................................     (57,437)    (145,456)

Other Income (Expense):
   Interest income ..........................................       3,366        3,202
   Interest expense, net of amounts capitalized .............     (50,594)     (48,617)
   Other ....................................................         147         (279)
                                                                ---------    ---------
Total other income (expense) ................................     (47,081)     (45,694)
                                                                ---------    ---------

Loss before income taxes ....................................    (104,518)    (191,150)
Income tax provision, net ...................................         (66)         (33)
                                                                ---------    ---------
Net loss before extraordinary charges .......................    (104,584)    (191,183)
Extraordinary charge for early retirement of debt,
  net of tax ................................................    (228,733)          --
                                                                ---------    ---------
Net loss ....................................................   $(333,317)   $(191,183)
                                                                =========    =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    1999            2000
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................   $  (333,317)   $  (191,183)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt .........................       228,733             --
   Deferred stock-based compensation recognized ..............................            --         13,709
   Depreciation and amortization .............................................        24,562         39,343
   Interest on notes payable to ECC added to principal .......................           330             --
   Amortization of debt discount and deferred financing costs ................        10,973            820
   Change in reserve for excess and obsolete inventory .......................          (405)           305
   Change in long-term deferred satellite services revenue and other long-term
liabilities ..................................................................         5,728          7,448
   Other, net ................................................................            --          1,007
   Changes in current assets and current liabilities .........................        65,612          1,415
                                                                                 -----------    -----------
Net cash flows from operating activities .....................................         2,216       (127,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ................................      (149,558)            --
Sales of marketable investment securities ....................................        18,465         14,770
Funds released from escrow and restricted cash and marketable investment
securities ...................................................................        77,657             --
Purchases of property and equipment ..........................................        (8,171)       (18,055)
Other ........................................................................           121             --
                                                                                 -----------    -----------
Net cash flows from investing activities .....................................       (61,486)        (3,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates .....................................................       191,876         81,118
Proceeds from issuance of Seven Year Notes ...................................       375,000             --
Proceeds from issuance of Ten Year Notes .....................................     1,625,000             --
Debt issuance costs and prepayment premiums ..................................      (233,452)            --
Retirement of 1994 Notes .....................................................      (575,674)            --
Retirement of 1996 Notes .....................................................      (501,350)            --
Retirement of 1997 Notes .....................................................      (378,110)            --
Capital contribution to ECC ..................................................      (268,588)            --
Repayment of notes payable to ECC ............................................       (60,142)            --
Repayments of mortgage indebtedness and notes payable ........................        (4,956)        (4,217)
                                                                                 -----------    -----------
Net cash flows from financing activities .....................................       169,604         76,901
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents .........................       110,334        (53,520)
Cash and cash equivalents, beginning of period ...............................        25,308        159,761
                                                                                 -----------    -----------
Cash and cash equivalents, end of period .....................................   $   135,642    $   106,241
                                                                                 ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

         EchoStar DBS Corporation ("DBS Corp," or the "Company"), is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended March 31, 2000. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

         o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of March 31, 2000, EchoStar had approximately 3.9 million DISH Network subscribers.

         o EchoStar Technologies Corporation ("ETC") - engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for direct-to-home ("DTH") projects of others internationally, together with the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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

Recent Developments

         During March 2000, EchoStar acquired Kelly Broadcasting Systems, Inc. ("KBS"), a New Jersey based provider of international and foreign-language programming in the United States. In connection with the acquisition, EchoStar issued approximately 510,000 shares of its Class A common stock and paid $3.5 million in cash, for 100% ownership of KBS.

         During March 2000, EchoStar completed a $50 million investment in iSKY Inc. Pursuant to the investment agreement, following the launch of iSKY's service, currently anticipated during late 2001, EchoStar would distribute the iSKY satellite Internet service along with DISH Network satellite TV service through its retailers nationwide. With this investment, EchoStar acquired a 11.03% interest in iSKY and received warrants which, subject to reaching certain iSKY customer targets through the DISH Network, could increase its stake up to 19.26% on an outstanding basis.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3. INVENTORIES

         Inventories consist of the following (in thousands):

                                            DECEMBER 31,      MARCH 31,
                                                1999            2000
                                            ------------    ------------
                                                             (Unaudited)
Raw materials ...........................   $     35,751    $     61,774
Finished goods - DBS ....................         63,054          54,393
Finished goods - reconditioned and other          19,509          25,281
Work-in-process .........................          7,666          13,220
Consignment .............................          1,084             835
Reserve for excess and obsolete inventory         (3,880)         (4,185)
                                            ------------    ------------
                                            $    123,184    $    151,318
                                            ============    ============

4. ECHOSTAR IV IMPAIRMENT

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 22 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are currently available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders may further decrease over time. Based on current data from Lockheed Martin, we expect that at least 10 high power transponders or 5 extra-high power transponders will probably be available over the remaining useful life of the satellite, absent significant additional transponder problems or other failures.

         In addition to transponder failures, EchoStar IV experienced anomalies affecting its heating systems and fuel system during 1999. As a result of the heating system and fuel system anomalies, the estimated remaining useful life of EchoStar IV has been reduced to approximately 4 years. This change increased EchoStar's net loss for the three months ended March 31, 2000 by approximately $2.4 million.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         During September 1998, EchoStar recorded a $106 million provision for loss in connection with the partial failure of EchoStar IV solar arrays to deploy. During December 1999, EchoStar recorded an additional $13.7 million provision for loss. The aggregate loss provision of $119.7 million represented EchoStar's estimate, at December 31, 1999, of the asset impairment attributable to lost transmission capacity on EchoStar IV resulting from the solar array anomaly described above. EchoStar also recorded a $106 million gain, during September 1998, attributable to an anticipated insurance claim receivable that it believes is probable of receipt. While there can be no assurance as to the amount of the final insurance settlement, EchoStar believes that it will receive insurance proceeds at least equal to the $106 million receivable recorded. To the extent that it appears probable that EchoStar will receive insurance proceeds in excess of the $106 million currently recorded and that no further provision for loss is necessary, a gain will be recognized for the incremental amount in the period that the amount of the final settlement can be reasonably estimated.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policy related to EchoStar
IV. However, if the Company receives $219.3 million for a constructive total loss on the satellite, the insurers would obtain the sole right to the benefits of salvage from EchoStar IV under the terms of the launch insurance policy. Although we believe we have suffered a total loss of EchoStar IV under that definition in the launch insurance policy, we intend to negotiate a settlement with the insurers to compensate us for the reduced satellite transmission capacity and allow us to retain title to the asset.

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

         During April 2000, the insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered by the policy. EchoStar strongly disagrees with the position of the insurers. As a result, EchoStar filed for arbitration to resolve its insurance claim for constructive total loss with respect to the EchoStar IV satellite. There can be no assurance that EchoStar will receive the amount claimed or, if it does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

         While there can be no assurance, we do not currently expect a material adverse impact on short term satellite operations. We will continue to evaluate the performance of EchoStar IV and may modify our loss assessment as new events or circumstances develop.

5. COMMITMENTS AND CONTINGENCIES

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. (KBS). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about EchoStar's right to offer network programming. DirecTV

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. EchoStar intends to vigorously defend against these claims. The case is currently in discovery.

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

         We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied our Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal action has stayed that case before ruling on our motion to dismiss. We intend to vigorously defend the suits in the event our motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances, and to turn off network programming to many of our customers.

         A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion. Additional motions and affidavits have been filed with the Court over the past several months and a ruling adverse, or favorable, to us could issue at any time.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

if they prevail. We have sent letters to some of our subscribers warning that their access to distant broadcast network channels might be terminated soon and have terminated ABC, NBC, CBS and Fox programming to many customers.

         In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate, as the law "grandfathers" many subscribers to continue to receive network channels by satellite.

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

                                                                                      ECHOSTAR      OTHER
                                     DISH                  SATELLITE  ELIMINATIONS  CONSOLIDATED   ECHOSTAR
                                    NETWORK       ETC      SERVICES    AND OTHER        TOTAL      ACTIVITY     DBS CORP
                                   ---------   ---------   ---------  ------------  ------------   ---------   ---------
THREE MONTHS ENDED MARCH 31, 1999
  Revenue .......................  $ 269,189   $  26,517   $   9,110  $      4,760  $    309,576   $     759   $ 310,335
  Net income (loss) before
    extraordinary charges .......   (495,439)     (3,776)      4,962       390,921      (103,332)     (1,252)   (104,584)

THREE MONTHS ENDED MARCH 31, 2000
  Revenue .......................  $ 484,448   $  52,469   $  17,661  $     11,143  $    565,721   $   2,337   $ 568,058
  Net income (loss) .............   (534,017)     (4,494)     11,062       342,319      (185,130)     (6,053)   (191,183)

7. SUBSEQUENT EVENTS

         During April 2000, EchoStar announced an investment of $50 million in Gilat-To-Home Inc. Gilat-To-Home, a joint venture whose partners now include EchoStar, Gilat Satellite Networks Ltd., and Microsoft, plans to provide consumer, two-way satellite, broadband Internet service later this year. With the investment, EchoStar will hold approximately a 17.6% stake in Gilat-To-Home.

         EchoStar and Gilat previously announced an agreement to jointly offer consumers two-way, Ku-band, high-speed satellite Internet access along with DISH Network satellite television programming via a single small consumer dish. Under the terms of the agreement, EchoStar will distribute the Gilat-To-Home broadband satellite Internet service powered by MSN along with DISH Network satellite TV service through its retailers nationwide. The Gilat-To-Home services are expected to be available during late 2000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

         Revenue. Total revenue for the three months ended March 31, 2000 was $568 million, an increase of $258 million compared to total revenue for the three months ended March 31, 1999 of $310 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $476 million for the three months ended March 31, 2000, an increase of $215 million compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network subscribers for the three months ended March 31, 2000 increased approximately 71% compared to the same period in 1999. As March 31, 2000, we had approximately 3.9 million DISH Network subscribers compared to 2.3 million at March 31, 1999. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, together with generally good economic conditions and positive momentum for the DISH Network generally. Monthly revenue per subscriber was approximately $43.85 during the three months ended March 31, 2000 and approximately $41.50 during the same period during 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         For the three months ended March 31, 2000, DTH equipment sales and integration services totaled $61 million, an increase of $30 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

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

         Satellite services revenue totaled $14 million during the three months ended March 31, 2000, an increase of $6 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to increased BTV revenue due to the addition of new full-time BTV customers. Satellite services revenue for the year ended December 31, 2000 is expected to increase as compared to the year ended December 31, 1999, to the extent we are successful in increasing the number of our BTV customers and developing and implementing new services.

         In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and possibly increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings that will follow the launch of EchoStar VI this summer.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $272 million during the three months ended March 31, 2000, an increase of $127 million or 88%, compared to the same period in 1999. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 57% and 56% of subscription television services revenue during the three months ended March 31, 2000 and 1999, respectively. The percentage increase is primarily attributable to operating inefficiencies resulting from our rapid growth including upgrades to our installation and call center infrastructure. We believe these issues will be resolved shortly and will provide long term efficiency improvement.

         Subscriber-related expenses totaled $204 million during the three months ended March 31, 2000, an increase of $93 million compared to the same period in 1999. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 43% of subscription television services revenues during each of the three months ended March 31, 2000 and 1999. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $56 million during the three months ended March 31, 2000, an increase of $32 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from installation expenses related to the expansion of our installation business. Customer service center and other expenses totaled 12% of subscription television services revenue during the three months ended March 31, 2000, as compared to 9% during the same period in 1999. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $12 million during the three months ended March 31, 2000, a $3 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the three months ended March 31, 2000 and 1999, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $47 million during the three months ended March 31, 2000, an increase of $24 million compared to the same period in 1999. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 77% and 74% of DTH equipment revenue, during the three months ended March 31, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. Marketing expenses totaled $279 million during the three months ended March 31, 2000, an increase of $137 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $23 million and $12 million during the three months ended March 31, 2000 and 1999, respectively.

         We subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. In connection with our plans to encourage as many new subscribers as possible to be ready for the additional services that will become available at the 110(Degree) WL orbital location, and as a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our subscriber acquisition costs for 2000 may average as much as $450 or more for the full year.

         During the three months ended March 31, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate that ranges from $100 up to $299 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 100 CD programming package plus additional channels. The amount of the monthly programming commitment determines the amount of the rebate. Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, it will continue through at least July 2000.

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

         Under our free installation program all customers who purchase an EchoStar receiver system through April 30, 2000 are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first quarter of 2000. The free installation program was also largely responsible for the increase in subscriber acquisition costs during the first quarter. While there can be no assurance, we expect that subscriber acquisition costs may be lower during the remainder of 2000 following expiration of the free installation program and commencement of other less expensive programs including our new Digital Home Plan. That plan provides consumers with the use of two receivers plus installation, in home service and our America's Top 150 programming package for only $49.99, plus a $99 up front fee.

         During the three months ended March 31, 2000, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $273 million, or approximately $467 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 1999, inclusive of acquisition marketing expenses, totaled $142 million, or approximately $355 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the impact of several aggressive marketing promotions to acquire new subscribers, including most significantly our free installation offer which commenced in January and is scheduled to conclude during the second quarter.

         In connection with the launch of EchoStar V and EchoStar VI, we will utilize the 110(Degree) orbital location to enhance revenue opportunities with new value added services for our current and future subscribers, and maintain our primary DBS service at the 119(Degree) orbital location. Our existing subscribers will need to upgrade their dish and receiver systems in order to take advantage of all of the services we offer. To encourage existing subscribers to upgrade their systems and remain subscribers, we are currently subsidizing upgrades by existing subscribers to our DISH 500 system. The cost of this program could be significant if utilized by a large number of our existing subscribers. The anticipated date for the launch of EchoStar VI, previously scheduled for June 2000, is now expected in July as a result of a delay of an Atlas launch scheduled prior to EchoStar VI.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty programs, our "free system/free installation" program, or the DISH Network One-Rate Plan, or if we determine that other more aggressive promotions are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $54 million during the three months ended March 31, 2000, an increase of $25 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the three months ended March 31, 2000 and 1999. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees a contingent incentive including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. As a result of substantial post-grant appreciation of options, during the three months ended

March 31, 2000 we recognized $14 million of the total of $179 million of deferred stock-based compensation under this performance based plan. The remainder will be recognized over the remaining vesting period.

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $92 million during the three months ended March 31, 2000 compared to negative $33 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in subscriber acquisition costs due to the success of several aggressive marketing promotions to acquire new subscribers, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended March 31, 2000 does not include approximately $14 million of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $39 million during the three months ended March 31, 2000, a $14 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999.

         Other Income and Expense. Other expense, net totaled $46 million during the three months ended March 31, 2000, a decrease of $1 million compared to the same period in 1999. This decrease resulted from an increase in interest income partially offset by an increase in interest expense.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DirecTV

         During February 2000 we filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying our merchandise and has threatened to cause economic damage to retailers if they continued to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. We are seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

         The DirecTV defendants filed a counterclaim against us. DirecTV alleges that we tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc., or KBS. DirecTV alleges that we "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that we have falsely advertised to consumers about our right to offer network programming. DirecTV further alleges that we improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that we have been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. We intend to vigorously defend against these claims. The case is currently in discovery.

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

                           PART II - OTHER INFORMATION

seeks, among other things, an interim and permanent injunction prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

         We filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied our Motion to Dismiss. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal action has stayed that case before ruling on our motion to dismiss. We intend to vigorously defend the suits in the event our motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         The networks are pursuing a Motion for Preliminary Injunction in the Miami Court, asking the Court to enjoin us from providing network programming except under very limited circumstances, and to turn off network programming to many of our customers.

         A preliminary injunction hearing was held during September 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling on the networks' preliminary injunction motion. Additional motions and affidavits have been filed with the Court over the past several months and a ruling adverse, or favorable to us could be issued at any time.

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

         In November 1999, Congress passed new legislation regarding the satellite delivery of network programming and it was signed into law by President Clinton. This new law has the potential of reducing the number of customers whose network channels EchoStar may otherwise be required to terminate, as the law "grandfathers" many subscribers to continue to receive network channels by satellite.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     27(+)     Financial Data Schedule.

----------

       (+) Filed herewith.

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ECHOSTAR DBS CORPORATION


                              By: /s/ David K. Moskowitz
                                 -----------------------------------------------
                                 David K. Moskowitz
                                 Senior Vice President, General Counsel,
                                 Secretary and Director
                                 (Duly Authorized Officer)


                              By: /s/ Steven B. Schaver
                                 -----------------------------------------------
                                 Steven B. Schaver
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Date: May 5, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
     27        Financial Data Schedule.