Form 10-Q
period 2000-06-30
ECHOSTAR DBS CORP
filed 2000-08-11
CIK 1042642

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to                 .
                                      ---------------    ----------------

                        Commission file number 333-31929

                            ECHOSTAR DBS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            COLORADO                                             84-1328967
 (State or Other Jurisdiction                               (I.R.S.  Employer
of Incorporation or Organization)                           Identification No.)


          5701 S. SANTA FE DRIVE
            LITTLETON, COLORADO                                       80120
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

       AS OF AUGUST 9, 2000, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

===============================================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
             December 31, 1999 and June 30, 2000 (Unaudited)................................................      1

         Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 1999 and 2000 (Unaudited)..................................      2

         Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 2000 (Unaudited)............................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Narrative Analysis of Results of Operations...........................................     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................   None


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     19

Item 2.  Changes in Securities and Use of Proceeds..........................................................      *

Item 3.  Defaults Upon Senior Securities....................................................................      *

Item 4.  Submission of Matters to a Vote of Security Holders................................................      *

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     22

----------

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                            ECHOSTAR DBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                   DECEMBER 31,     JUNE 30,
                                                                                                       1999           2000
                                                                                                   -----------    -----------
                                                                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ...................................................................   $   159,761    $   102,479
   Marketable investment securities ............................................................        24,774          4,948
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $13,109 and $16,249, respectively ........................................................       157,944        179,393
   Insurance receivable ........................................................................       106,000        106,000
   Inventories .................................................................................       123,184        202,685
   Other current assets ........................................................................        27,027         16,314
                                                                                                   -----------    -----------
Total current assets ...........................................................................       598,690        611,819
Property and equipment, net ....................................................................     1,314,007      1,300,929
FCC authorizations, net ........................................................................       722,234        719,038
Other noncurrent assets ........................................................................        95,276         98,070
                                                                                                   -----------    -----------
     Total assets ..............................................................................   $ 2,730,207    $ 2,729,856
                                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable ......................................................................   $   187,703    $   180,452
   Deferred revenue ............................................................................       181,034        230,246
   Accrued expenses ............................................................................       483,635        574,295
   Advances from affiliates, net ...............................................................       272,440        443,716
   Current portion of long-term debt ...........................................................        21,017         18,072
                                                                                                   -----------    -----------
Total current liabilities ......................................................................     1,145,829      1,446,781

Long-term obligations, net of current portion:
   1994 Notes ..................................................................................         1,503          1,503
   1996 Notes ..................................................................................         1,097          1,097
   1997 Notes ..................................................................................            15             15
   Seven Year Notes ............................................................................       375,000        375,000
   Ten Year Notes ..............................................................................     1,625,000      1,625,000
   Mortgages and other notes payable, net of current portion ...................................        25,445         20,543
   Long-term deferred satellite services revenue and other long-term liabilities ...............        18,812         25,245
                                                                                                   -----------    -----------
Total long-term obligations, net of current portion ............................................     2,046,872      2,048,403
                                                                                                   -----------    -----------
     Total liabilities .........................................................................     3,192,701      3,495,184

Commitments and Contingencies (Note 6)

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 1,000 shares authorized, issued and
   outstanding .................................................................................            --             --
   Additional paid-in capital ..................................................................     1,448,324      1,442,329
   Deferred stock-based compensation ...........................................................      (117,780)       (85,454)
   Accumulated other comprehensive loss ........................................................            --            (51)
   Accumulated deficit .........................................................................    (1,793,038)    (2,122,152)
                                                                                                   -----------    -----------
Total stockholder's equity (deficit) ...........................................................      (462,494)      (765,328)
                                                                                                   -----------    -----------
     Total liabilities and stockholder's equity (deficit) ......................................   $ 2,730,207    $ 2,729,856
                                                                                                   ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------    --------------------------
                                                                             1999           2000           1999           2000
                                                                         -----------    -----------    -----------    -----------
REVENUE:
   DISH Network:

     Subscription television services ................................   $   306,668    $   554,234    $   567,613    $ 1,030,539
     Other ...........................................................         2,243          2,874          4,508          4,808
                                                                         -----------    -----------    -----------    -----------
   Total DISH Network ................................................       308,911        557,108        572,121      1,035,347
   DTH equipment sales and integration services ......................        25,315         58,685         56,508        119,500
   Satellite services ................................................         9,289         14,311         17,238         28,406
   C-band and other ..................................................         6,930         12,095         14,913         27,004
                                                                         -----------    -----------    -----------    -----------
Total revenue ........................................................       350,445        642,199        660,780      1,210,257

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .....................................       134,292        234,182        245,724        438,142
     Customer service center and other ...............................        24,925         68,340         49,034        124,389
     Satellite and transmission ......................................        10,630         11,590         20,076         23,914
                                                                         -----------    -----------    -----------    -----------
   Total DISH Network operating expenses .............................       169,847        314,112        314,834        586,445
   Cost of sales - DTH equipment and integration services ............        18,803         47,143         41,946         94,071
   Cost of sales - C-band and other ..................................         3,384          7,116          7,434         15,231
   Marketing:
     Subscriber promotion subsidies ..................................       146,110        234,182        276,827        490,208
     Advertising and other ...........................................         8,948         24,332         20,629         47,497
                                                                         -----------    -----------    -----------    -----------
   Total marketing expenses ..........................................       155,058        258,514        297,456        537,705
   General and administrative ........................................        29,663         51,827         58,295        105,422
   Non-cash, stock-based compensation ................................         1,719         13,022          1,719         27,031
   Depreciation and amortization .....................................        25,256         40,580         49,818         79,923
                                                                         -----------    -----------    -----------    -----------
Total costs and expenses .............................................       403,730        732,314        771,502      1,445,828
                                                                         -----------    -----------    -----------    -----------

Operating loss .......................................................       (53,285)       (90,115)      (110,722)      (235,571)

Other Income (Expense):
   Interest income ...................................................         4,680          2,480          8,046          5,682
   Interest expense, net of amounts capitalized ......................       (48,799)       (48,599)       (99,393)       (97,216)
   Other .............................................................        (8,510)        (1,671)        (8,363)        (1,950)
                                                                         -----------    -----------    -----------    -----------
Total other income (expense) .........................................       (52,629)       (47,790)       (99,710)       (93,484)
                                                                         -----------    -----------    -----------    -----------

Loss before income taxes .............................................      (105,914)      (137,905)      (210,432)      (329,055)
Income tax provision, net ............................................           (22)           (26)           (88)           (59)
                                                                         -----------    -----------    -----------    -----------
Net loss before extraordinary charges ................................      (105,936)      (137,931)      (210,520)      (329,114)
Extraordinary charge for early retirement of debt, net of tax ........            --             --       (228,733)            --
                                                                         -----------    -----------    -----------    -----------

Net loss .............................................................   $  (105,936)   $  (137,931)   $  (439,253)   $  (329,114)
                                                                         ===========    ===========    ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1999            2000
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................   $  (439,253)   $  (329,114)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ..............................       228,733             --
   Loss on disposal of assets .....................................................         8,378          1,091
   Deferred stock-based compensation recognized ...................................            --         27,031
   Depreciation and amortization ..................................................        49,818         79,923
   Interest on notes payable to ECC added to principal ............................           330             --
   Amortization of debt discount and deferred financing costs .....................        11,778          1,640
   Change in reserve for excess and obsolete inventory ............................          (383)           345
   Change in long-term deferred satellite services revenue and other long-term
   liabilities ....................................................................        20,799          6,433
   Other, net .....................................................................            --            497
   Changes in current assets and current liabilities ..............................       157,179         36,241
                                                                                      -----------    -----------
Net cash flows from operating activities ..........................................        37,379       (175,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities .....................................      (178,133)            --
Sales of marketable investment securities .........................................        98,824         19,775
Funds released from escrow and restricted cash and marketable investment
securities ........................................................................        77,657             --
Purchases of property and equipment ...............................................       (31,785)       (64,573)
Other .............................................................................           160             --
                                                                                      -----------    -----------
Net cash flows from investing activities ..........................................       (33,277)       (44,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates ..........................................................       202,263        171,276
Proceeds from issuance of Seven Year Notes ........................................       375,000             --
Proceeds from issuance of Ten Year Notes ..........................................     1,625,000             --
Debt issuance costs and prepayment premiums .......................................      (233,452)            --
Retirement of 1994 Notes ..........................................................      (575,674)            --
Retirement of 1996 Notes ..........................................................      (501,350)            --
Retirement of 1997 Notes ..........................................................      (378,110)            --
Capital contribution to ECC .......................................................      (268,588)            --
Repayment of notes payable to ECC .................................................       (60,142)            --
Repayments of mortgage indebtedness and notes payable .............................       (11,954)        (7,847)
                                                                                      -----------    -----------
Net cash flows from financing activities ..........................................       172,993        163,429
                                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents ..............................       177,095        (57,282)
Cash and cash equivalents, beginning of period ....................................        25,308        159,761
                                                                                      -----------    -----------
Cash and cash equivalents, end of period ..........................................   $   202,403    $   102,479
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Assets acquired from News Corporation and MCI:

   FCC licenses and other .........................................................   $   626,120    $        --
   Satellites .....................................................................       451,200             --
   Digital broadcast operations center ............................................        47,000             --
Capital contribution from ECC .....................................................     1,124,320             --
Forfeitures of deferred non-cash, stock-based compensation ........................            --          5,994

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

         EchoStar DBS Corporation is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the six months ended June 30, 2000. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of June 30, 2000, we had approximately 4.3 million DISH Network subscribers.

o EchoStar Technologies Corporation ("ETC") - engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), the design and distribution of similar equipment for international direct-to-home ("DTH") systems, and the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

o Satellite Services - engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

         Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, six DBS satellites ("EchoStar I," "EchoStar II," "EchoStar III," "EchoStar IV," "EchoStar V," and "EchoStar VI"), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

         EchoStar VI was successfully launched on July 14, 2000. EchoStar VI will be tested at 148(degree) West Longitude before moving to its final orbital location. Subject to FCC approval, EchoStar VI will operate at 119(degree) West Longitude and EchoStar I may be moved from the 119(degree) orbital location to the 148(degree) orbital location. This move would allow EchoStar to enhance its primary DBS service at the 119(degree) orbital location, and is expected to increase the number of channels offered to residents of Alaska and Hawaii. Assuming successful completion of in-orbit testing, EchoStar VI is expected to commence commercial service during October 2000.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                   (Unaudited)

consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Comprehensive Loss

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                            SIX-MONTHS ENDED
                                                                                JUNE 30,
                                                                       -------------------------
                                                                          1999           2000
                                                                       ----------     ----------
                                                                              (Unaudited)
Net loss..........................................................     $ (439,253)    $ (329,114)
Change in unrealized loss on available-for-sale securities........              -            (51)
                                                                       ----------     ----------
Comprehensive loss................................................     $ (439,253)    $ (329,165)
                                                                       ==========     ==========

         Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.


3.   INVENTORIES

         Inventories consist of the following (in thousands):

                                              DECEMBER 31,   JUNE 30,
                                                  1999        2000
                                              -----------   ---------
Finished goods - DBS .......................   $  63,054    $ 106,846
Raw materials ..............................      35,751       65,318
Finished goods - reconditioned and other ...      19,509       20,496
Work-in-process ............................       7,666       13,004
Consignment ................................       1,084        1,246
Reserve for excess and obsolete inventory ..      (3,880)      (4,225)
                                               ---------    ---------
                                               $ 123,184    $ 202,685
                                               =========    =========

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                   (Unaudited)

4.       ECHOSTAR III

         During the three months ended June 30, 2000, two transponder pairs on EchoStar III malfunctioned. Including the three transponder pairs that malfunctioned during 1998, these anomalies have resulted in the failure of a total of ten transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because we are only licensed by the FCC to operate 11 transponders at 61.5(degree) WL, where the satellite is located, the transponder anomaly has not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, based upon this root cause and the operating configuration of the satellite Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that our ability to operate at least the 11 licensed frequencies on the satellite will be affected. We will continue to evaluate the performance of EchoStar III and may be required to modify our loss assessment as new events or circumstances develop.

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                          DECEMBER 31,  JUNE 30,
                                             1999        2000
                                          -----------  --------
Programming ............................   $ 59,769    $140,184
Royalties and copyright fees ...........     87,390      94,710
Marketing ..............................     88,204      90,876
Interest ...............................     78,460      79,150
Advances from News/MCI for Echo VI .....     67,804      41,810
Other ..................................    102,008     127,565
                                           --------    --------
                                           $483,635    $574,295
                                           ========    ========

6.       COMMITMENTS AND CONTINGENCIES

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. EchoStar intends to vigorously defend against these claims. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome.

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                   (Unaudited)

The News Corporation Limited

         EchoStar had a contingent fee arrangement with the attorneys who represented EchoStar in litigation with News Corporation which was settled during 1999. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of EchoStar's liability.

         During mid-1999, EchoStar initiated litigation against the attorneys in Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set for January 2001. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

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

         EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, which is currently under appeal. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal action has stayed that case before ruling on EchoStar's motion to dismiss. EchoStar intends to vigorously defend the suits in the event its motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

         The national networks and local affiliate stations successfully challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Until July 1998, EchoStar obtained distant broadcast network channels for distribution to its customers through PrimeTime
24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The national networks in the Florida litigation have admitted that the permanent

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)


injunction does not apply to EchoStar. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. EchoStar has implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by EchoStar.

         In October 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal district court in Miami alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami.

         In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar did not know if they adhered to this schedule.

         The networks are pursuing a Motion for Preliminary Injunction in the Miami court, asking the court to enjoin EchoStar from providing network programming except under very limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling upon the networks' preliminary injunction motion. The court has not yet ruled upon the networks' request for an injunction or indicated whether any additional hearing will be necessary.

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act. EchoStar has opposed the networks' recent motion and again asked the court to hear live testimony before ruling upon the networks' injunction request. The judge has not ruled upon the networks' recent motion and has not indicated whether live testimony will be heard before the networks' most recent motion is ruled upon.

         If this case is decided against EchoStar, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result, including potentially a nationwide permanent prohibition on EchoStar's broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the Satellite Home Viewer Improvement Act, among other things, could also cause EchoStar to terminate delivery of network signals to a material portion of its subscriber base, which could cause many of these subscribers to cancel their subscription to EchoStar's other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has sent letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated and have terminated ABC, NBC, CBS and Fox programming to many customers. Such terminations will result in a small reduction in average monthly revenue per subscriber and could result in increased subscriber turnover.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect EchoStar's financial position or results of operations.

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)


Meteoroid Events

         In November 1998 and 1999, certain meteoroid events occurred as the Earth's orbit passed through the particulate trail of Comet 55P (Tempel-Tuttle). Similar meteoroid events are expected to occur again in November 2000. These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites including our DBS satellites. While the probability that our satellites will be damaged by space debris is very small, that probability will increase by several orders of magnitude during these meteoroid events.

Solar Storms

         Due to the current peak in the 11-year solar cycle, increased solar activity is likely for the next 1 1/2 years. Some of these solar storms pose a potential threat to all in-orbit geosynchronous satellites including our DBS satellites. While the probability that the effects from the storms will damage our satellites or cause service interruptions is generally very small, that probability will increase by several orders of magnitude during this solar cycle peak.


7.       SEGMENT REPORTING

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

                                                                                              ECHOSTAR      OTHER
                                           DISH                    SATELLITE  ELIMINATIONS  CONSOLIDATED   ECHOSTAR
                                          NETWORK         ETC      SERVICES    AND OTHER        TOTAL      ACTIVITY    DBS CORP
                                        ------------  -----------  ---------  ------------  ------------- -----------  -----------
SIX MONTHS ENDED JUNE 30, 1999
  Revenue .........................     $    583,653  $    47,692  $  19,709  $      8,739  $     659,793 $       987  $   660,780
  Net income (loss) before
    extraordinary charges .........         (171,499)      (7,255)    11,769       (12,476)      (179,461)    (31,059)    (210,520)

SIX MONTHS ENDED JUNE 30, 2000
  Revenue .........................     $  1,057,234  $   100,514  $  33,427  $     20,675  $    1,211,850 $   (1,593) $ 1,210,257
  Net income (loss) ...............         (340,728)        (355)    22,781           312        (317,990)   (11,124)    (329,114)

8.       SUBSEQUENT EVENTS

Debt Redemption

         Effective July 14, 2000, we redeemed all of our remaining outstanding 12 7/8% Senior Secured Discount Notes Due 2004 (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), 13 1/8% Senior Secured Notes due 2002 (the "1997 Notes") and 12 1/8% Senior Exchange Notes Due 2004 (the "Exchange Notes") totaling approximately $2.6 million. Aggregate premium charges of approximately $122,000 related to the redemption of the 1994 Notes, 1996 Notes, 1997 Notes and Exchange Notes were accrued at June 30, 2000.

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

Digital Dynamite Plans

         On July 10, 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 programming package for $34.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $99, which includes standard professional installation and first month's payment. Since the equipment in the Digital Dynamite plans will be owned by us, those equipment costs will be capitalized and depreciated over a period of 4 years.

EchoStar V

         EchoStar V is equipped with a total of 48 transponders, including 16 spares. Two transponders on the satellite have failed, the most recent loss occurring during July 2000. While the failures have not impacted the operational capacity of the satellite and the satellite manufacturer has advised that the anomalies are probably unrelated, until the root cause of the most recent anomaly is finally determined, there can be no assurance future similar anomalies will not cause further transponder losses which could reduce operational capacity.

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 24 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system during 1999. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million.

         The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered. EchoStar strongly disagrees with the position of the insurers and EchoStar has filed an arbitration claim against them for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

         At the time EchoStar filed EchoStar's claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar continues to believe EchoStar will ultimately recover at least the amount originally recorded and does not intend to adjust the amount of the receivable until there is greater certainty with respect to the amount of the final settlement.

         As a result of the 1999 thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change will increase depreciation expense to be recognized by EchoStar during the year ending December 31, 2000 by approximately $9.6 million. EchoStar will continue to evaluate the performance of EchoStar IV and may modify EchoStar's loss assessment as new events or circumstances develop.

                            ECHOSTAR DBS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, it is EchoStar's belief that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepts their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar has added causes of action in EchoStar's EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing under Colorado Statutes, and unfair claim practices in violation of Colorado Statutes. Additionally, EchoStar has filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes EchoStar is entitled to the full amount claimed under the EchoStar IV insurance policy and believe the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on our other satellites, there can be no assurance as to the outcome of these proceedings.

         The indentures related to our 9 1/4% Senior Notes due 2006 (the "Seven Year Notes") and our 9 3/8% Senior Notes due 2009 (the "Ten Year Notes") (collectively, the "Seven and Ten Year Notes Indentures") contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own. Insurance coverage is therefore required for at least three of our six satellites currently in orbit. We have procured normal and customary launch insurance for EchoStar V and EchoStar VI. These launch insurance policies each provide for insurance of $225.0 million. The EchoStar V launch insurance policy expires during September 2000. The EchoStar VI launch insurance policy expires in July 2001. We are currently self-insuring EchoStar I, EchoStar II, EchoStar III and EchoStar IV. To satisfy insurance covenants in the Seven and Ten Year Notes Indenture, on July 25, 2000 we reclassified approximately $60 million from cash and cash equivalents to restricted cash and marketable investment securities on our balance sheet. The reclassification will continue until such time, if ever, as the insurers are again willing to insure our satellites on commercially reasonable terms. A reclassification equal to the depreciated cost of an additional satellite may be required after September 2000, if we are unable to obtain in-orbit insurance after the expiration of the initial period of coverage for EchoStar V.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; an unsuccessful deployment of our sixth satellite, EchoStar VI; delays in the construction of our seventh, eighth or ninth satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999.

         Revenue. Total revenue for the three months ended June 30, 2000 was $642 million, an increase of $292 million compared to total revenue for the three months ended June 30, 1999 of $350 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $554 million for the three months ended June 30, 2000, an increase of $247 million compared to the same period in 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network subscribers for the three months ended June 30, 2000 increased approximately 34% compared to the same period in 1999. As of June 30, 2000, we had approximately 4.3 million DISH Network subscribers compared to 2.6 million at June 30, 1999. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, and generally good economic conditions and positive momentum for the DISH Network. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         Monthly average revenue per subscriber was approximately $45.22 during the three months ended June 30, 2000 and approximately $41.94 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, and other price increases, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our $39.99 per month America's Top 150 programming package. While there can be no assurance, we expect more modest increases in monthly average revenue per subscriber during the remainder of 2000.

         For the three months ended June 30, 2000, DTH equipment sales and integration services totaled $59 million, an increase of $34 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

         Substantially all of our EchoStar Technologies Corporation, or ETC, revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Since our ETC business currently is economically dependent on these two DTH providers, there can be no assurance as to total DTH equipment and integration services revenue for the year ended December 31, 2000. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         As previously reported, since 1998, Telefonica's Via Digital, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable's Canal Satelite Digital, one of its primary competitors. While we are not currently aware of any formal negotiations between Via Digital and Canal Satelite Digital, there are again rumors of a potential merger in the marketplace. Although we have binding purchase orders from Via Digital for deliveries of DTH equipment in 2000, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Via Digital.

         Satellite services revenue totaled $14 million during the three months ended June 30, 2000, an increase of $5 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers.

         In order, among other things, to prepare for a potential adverse result in our pending litigation with the four major broadcast networks and their affiliate groups, we have sent letters to some of our subscribers warning that their access to CBS, NBC, Fox and ABC distant network channels might be terminated this year. Such terminations would result in a small reduction in average monthly revenue per subscriber and increased subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings with the commencement of operation of EchoStar VI.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $314 million during the three months ended June 30, 2000, an increase of $144 million or 85%, compared to the same period in 1999. DISH Network operating expenses represented 57% and 55% of subscription television services revenue during the three months ended June 30, 2000 and 1999, respectively. The increase in DISH Network operating expenses in total and as a percentage of subscription television services revenue was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

         Subscriber-related expenses totaled $234 million during the three months ended June 30, 2000, an increase of $100 million compared to the same period in 1999. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 42% and 44% of subscription television services revenues during the three months ended June 30, 2000 and 1999, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $68 million during the three months ended June 30, 2000, an increase of $43 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from installation expenses related to the expansion of our installation business. Customer service center and other expenses totaled 12% of subscription television services revenue during the three months ended June 30, 2000, as compared to 8% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fourth and fifth customer service centers in Texas and Virginia, and the continued build-out of our installation offices nationwide. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $12 million during the three months ended June 30, 2000, a $1 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the three months ended June 30, 2000 and 1999, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $47 million during the three months ended June 30, 2000, an increase of $28 million compared to the same period in 1999. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 80% and 74% of DTH equipment revenue, during the three months ended June 30, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. We currently subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $259 million during the three months ended June 30, 2000, an increase of $104 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $24 million and $9 million during the three months ended June 30, 2000 and 1999, respectively.

         During the three months ended June 30, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, we intend to continue it through at least December 2000.

         Under our bounty programs, current cable customers are eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must make a one-year commitment to subscribe to either our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming) or our America's Top 150 programming package and prove that they are a current cable customer.

         Under our free installation program all customers who purchased an EchoStar receiver system through April 2000, and from May 24, 2000 to July 31, 2000 are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first and second quarters of 2000. While there can be no assurance, we expect that subscriber acquisition costs may be lower during the remainder of 2000 following expiration of the free installation program and commencement of other less expensive promotional programs including our new Digital Dynamite plans. That plan provides consumers with the use of up to two receivers plus installation, in home service and our America's Top 100 CD or America's Top 150 programming packages for only $34.99 to $49.99, plus a $99 up front fee.

         During the three months ended June 30, 2000, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $408 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 1999, inclusive of acquisition marketing expenses, totaled approximately $365 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the impact of several aggressive marketing promotions to acquire new subscribers, including most significantly our free installation offer which was reinstated at the end of May and is scheduled to conclude during the third quarter.

         Our per subscriber acquisition costs declined compared to the three months ended March 31, 2000, as a result, among other things, of the suspension of our free installation program for approximately one month during the second quarter 2000, cost saving modifications to our Primestar and C-band bounty in April 2000, and an increase in direct sales to subscribers during the three months ended June 30, 2000. The decrease also resulted from the limited rollout of our Digital Dynamite promotion, which allows us to capitalize and depreciate over 4 years equipment costs which would otherwise be expensed at the time of sale. Capital expenditures under our Digital Dynamite promotion totaled approximately $4 million for the three months ended June 30, 2000. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2000 may average as much as $450 or more for the full year.

         Most of our core programming is broadcast from our satellites at the 119(Degree) orbital location, and almost all of our subscribers have EchoStar receiver systems that can view programming from that location. With the commencement of additional services from the 110(Degree) orbital location following the successful launch of EchoStar V, our existing subscribers will need to upgrade their dish and receiver systems in order to take advantage of the additional services we now offer. To encourage existing subscribers to upgrade their systems and remain subscribers, we are currently subsidizing upgrades by existing subscribers to our DISH 500 system, which receives programming from both the 110(Degree) and 119(Degree) orbital locations. The cost of this program could be significant if utilized by a large number of our existing subscribers, though upgrades should also result in increased revenue per subscriber.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our bounty program, our "free system/free installation" program, the DISH Network One-Rate Plan, or other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $52 million during the three months ended June 30, 2000, an increase of $22 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH

Network. G&A expenses represented 8% of total revenue during each of the three months ended June 30, 2000 and 1999. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended June 30, 2000 and 1999 we recognized $13 million and $1.7 million, respectively, under this performance-based plan.

         We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan:

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                        1999            2000
                                                                    ------------     -----------
Customer service center and other..........................         $        342     $       546
Satellite and transmission.................................                  229             656
General and administrative.................................                1,148          11,820
                                                                    ------------     -----------
   Total non-cash, stock-based compensation................         $      1,719     $    13,022
                                                                    ============     ============

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $37 million during the three months ended June 30, 2000 compared to negative $26 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in subscriber acquisition costs due to the success of several aggressive marketing promotions to acquire new subscribers, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended June 30, 2000 and 1999 does not include approximately $13 million and $1.7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are expensed as incurred.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $41 million during the three months ended June 30, 2000, a $16 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999.

         Other Income and Expense. Other expense, net totaled $48 million during the three months ended June 30, 2000, a decrease of $5 million compared to the same period in 1999. This decrease primarily resulted from a loss on disposal of assets during the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

         Revenue. Total revenue for the six months ended June 30, 2000 was $1.210 billion, an increase of $549 million compared to total revenue for the six months ended June 30, 1999 of $661 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $1.031 billion for the six months ended June 30, 2000, an increase of $463 million compared to the same period in 1999. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network subscribers for the six months ended June 30, 2000 increased approximately 37% compared to the same period in 1999.

         For the six months ended June 30, 2000, DTH equipment sales and integration services totaled $120 million, an increase of $63 million compared to the same period during 1999. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

         Satellite services revenue totaled $28 million during the six months ended June 30, 2000, an increase of $11 million as compared to the same period during 1999. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $586 million during the six months ended June 30, 2000, an increase of $271 million or 86%, compared to the same period in 1999. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 57% and 55% of subscription television services revenue during the six months ended June 30, 2000 and 1999, respectively. The percentage increase is primarily attributable to operating inefficiencies resulting from our rapid growth during the first quarter 2000 including upgrades to our installation and call center infrastructure.

         Subscriber-related expenses totaled $438 million during the six months ended June 30, 2000, an increase of $192 million compared to the same period in 1999. Such expenses represented 43% of subscription television services revenues during each of the six months ended June 30, 2000 and 1999.

         Customer service center and other expenses totaled $124 million during the six months ended June 30, 2000, an increase of $75 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from installation expenses related to the expansion of our installation business. Customer service center and other expenses totaled 12% of subscription television services revenue during the six months ended June 30, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fourth and fifth customer service centers in Texas and Virginia, and the continued build-out of our installation offices nationwide.

         Satellite and transmission expenses totaled $24 million during the six months ended June 30, 2000, a $4 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 2% and 4% of subscription television services revenue during the six months ended June 30, 2000 and 1999, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $94 million during the six months ended June 30, 2000, an increase of $52 million compared to the same period in 1999. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 79% and 74% of DTH equipment revenue, during the six months ended June 30, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. Marketing expenses totaled $538 million during the six months ended June 30, 2000, an increase of $241 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies, resulting from several aggressive marketing promotions. Advertising and other expenses totaled $47 million and $21 million during the six months ended June 30, 2000 and 1999, respectively.

         General and Administrative Expenses. General and administrative expenses totaled $105 million during the six months ended June 30, 2000, an increase of $47 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the six months ended June 30, 2000 and 1999.

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the six months ended June 30, 2000 and 1999 we recognized $27 million and $1.7 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

         We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for certain key employees who participated in the 1999 incentive plan:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                       1999               2000
                                                                     --------           --------
Customer service center and other..........................          $    342           $  1,201
Satellite and transmission.................................               229              1,311
General and administrative.................................             1,148             24,519
                                                                     --------           --------
   Total non-cash, stock-based compensation............. ...          $ 1,719           $ 27,031
                                                                     ========           ========

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $129 million during the six months ended June 30, 2000 compared to negative $59 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in subscriber acquisition costs due to the success of several aggressive marketing promotions to acquire new subscribers, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the six months ended June 30, 2000 and 1999 does not include approximately $27 million and $1.7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $80 million during the six months ended June 30, 2000, a $30 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999.

         Other Income and Expense. Other expense, net totaled $93 million during the six months ended June 30, 2000, a decrease of $7 million compared to the same period in 1999. This decrease primarily resulted from a loss on disposal of assets during the six months ended June 30, 1999 and a decrease in interest expense during the six months ended June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortuously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. The amount of damages DirecTV is seeking is as yet unquantified. EchoStar intends to vigorously defend against these claims. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome.

The News Corporation Limited

         EchoStar had a contingent fee arrangement with the attorneys who represented EchoStar in litigation with News Corporation which was settled during 1999. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which it believes significantly overstates the magnitude of EchoStar's liability.

         During mid-1999, EchoStar initiated litigation against the attorneys in Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set for January 2001. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute.

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

                           PART II - OTHER INFORMATION

         EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, which is currently under appeal. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court in the Federal action has stayed that case before ruling on EchoStar's motion to dismiss. EchoStar intends to vigorously defend the suits in the event its motions are denied. It is too early to determine whether or when any other lawsuits or claims will be filed. It is also too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Broadcast network programming

         The national networks and local affiliate stations successfully challenged, based upon copyright infringement, PrimeTime 24's methods of selling network programming to consumers. Until July 1998, EchoStar obtained distant broadcast network channels for distribution to its customers through PrimeTime
24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction preventing PrimeTime 24 from selling its programming to consumers unless the programming was sold in accordance with certain stipulations in the injunction. The national networks in the Florida litigation have admitted that the permanent injunction does not apply to EchoStar. A federal district court in North Carolina also issued an injunction against PrimeTime 24 prohibiting certain distant signal retransmissions in the Raleigh area. EchoStar has implemented Satellite Home Viewer Act compliance procedures which materially restrict the market for the sale of network channels by EchoStar.

         In October 1998, EchoStar filed a declaratory judgment action in the United States District Court for the District of Colorado against the four major networks. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming does not violate the Satellite Home Viewer Act and hence does not infringe the networks' copyrights. In November 1998, the four major broadcast networks and their affiliate groups filed a complaint against EchoStar in federal district court in Miami alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami.

         In February 1999, CBS, NBC, Fox and ABC filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. Under the terms of a settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar did not know if they adhered to this schedule.

         The networks are pursuing a Motion for Preliminary Injunction in the Miami court, asking the court to enjoin EchoStar from providing network programming except under very limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The Court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things. The Court did not say when a decision will be made, or whether an additional hearing will be necessary prior to ruling upon the networks' preliminary injunction motion. The court has not yet ruled upon the networks' request for an injunction or indicated whether any additional hearing will be necessary.

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act. EchoStar has opposed the networks' recent motion and again asked the court to hear live testimony before ruling upon the networks' injunction request. The judge has not ruled upon the networks' recent motion and has not indicated whether live testimony will be heard before the networks' most recent motion is ruled upon.

                           PART II - OTHER INFORMATION

         If this case is decided against EchoStar, or a preliminary injunction is issued, significant material restrictions on the sale of distant ABC, NBC, CBS and Fox channels by EchoStar could result, including potentially a nationwide permanent prohibition on EchoStar's broadcast of ABC, NBC, CBS and Fox network channels by satellite. The litigation and the Satellite Home Viewer Improvement Act, among other things, could also cause EchoStar to terminate delivery of network signals to a material portion of its subscriber base, which could cause many of these subscribers to cancel their subscription to EchoStar's other services. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail. EchoStar has sent letters to some of its subscribers warning that their access to distant broadcast network channels might be terminated and have terminated ABC, NBC, CBS and Fox programming to many customers. Such terminations will result in a small reduction in average monthly revenue per subscriber and could result in increased subscriber turnover.

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 24 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system during 1999. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million.

         The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered. EchoStar strongly disagrees with the position of the insurers and EchoStar has filed an arbitration claim against them for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

         At the time EchoStar filed EchoStar's claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar continues to believe EchoStar will ultimately recover at least the amount originally recorded and does not intend to adjust the amount of the receivable until there is greater certainty with respect to the amount of the final settlement.

         As a result of the 1999 thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change will increase depreciation expense to be recognized by EchoStar during the year ending December 31, 2000 by approximately $9.6 million. EchoStar will continue to evaluate the performance of EchoStar IV and may modify EchoStar's loss assessment as new events or circumstances develop.

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, it is EchoStar's belief that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepts their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar has added causes of action in EchoStar's EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing under Colorado Statutes, and unfair claim practices in violation of Colorado Statutes. Additionally, EchoStar has filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes EchoStar is entitled to the full amount claimed under the EchoStar IV insurance policy

                           PART II - OTHER INFORMATION

and believe the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on our other satellites, there can be no assurance as to the outcome of these proceedings.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect EchoStar's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


       27+ = Financial Data Schedule.

----------

         + = Filed herewith.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ECHOSTAR COMMUNICATIONS CORPORATION


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


                                   By: /s/ Steven B. Schaver
                                       ---------------------------------------
                                       Steven B. Schaver
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: August 11, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                  Financial Data Schedule