Form 10-Q
period 2000-09-30
ECHOSTAR DBS CORP
filed 2000-11-14
CIK 1042642

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to                 .
                                     ----------------    ----------------

                        Commission file number 333-31929

                            ECHOSTAR DBS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          COLORADO                                              84-1328967
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


         5701 S. SANTA FE DRIVE
           LITTLETON, COLORADO                                    80120
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

      AS OF NOVEMBER 13, 2000, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 3,000 SHARES OF COMMON STOCK.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


================================================================================

                                TABLE OF CONTENTS

                                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 1999 and September 30, 2000 (Unaudited)...........................................      1

         Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 1999 and 2000 (Unaudited)............................      2

         Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1999 and 2000 (Unaudited)......................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Narrative Analysis of Results of Operations...........................................     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................   None


                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     20

Item 2.  Changes in Securities and Use of Proceeds..........................................................      *

Item 3.  Defaults Upon Senior Securities....................................................................      *

Item 4.  Submission of Matters to a Vote of Security Holders................................................      *

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     23



----------

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                            ECHOSTAR DBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                                            1999              2000
                                                                                        ------------      -------------
                                                                                                           (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ......................................................     $    159,761      $    107,698
   Marketable investment securities ...............................................           24,774             4,971
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $13,109 and $18,354, respectively ...........................................          157,944           209,015
   Insurance receivable ...........................................................          106,000           106,000
   Inventories ....................................................................          123,184           188,636
   Other current assets ...........................................................           27,027            18,129
                                                                                        ------------      ------------
Total current assets ..............................................................          598,690           634,449
Cash reserved for satellite insurance .............................................               --            89,591
Property and equipment, net .......................................................        1,314,007         1,311,834
FCC authorizations, net ...........................................................          722,234           714,427
Other noncurrent assets ...........................................................           95,276            96,496
                                                                                        ------------      ------------
     Total assets .................................................................     $  2,730,207      $  2,846,797
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable .........................................................     $    187,703      $    217,372
   Deferred revenue ...............................................................          181,034           252,115
   Accrued expenses ...............................................................          483,635           523,862
   Advances from affiliates, net ..................................................          272,440           673,358
   Current portion of long-term debt ..............................................           21,017            16,145
                                                                                        ------------      ------------
Total current liabilities .........................................................        1,145,829         1,682,852

Long-term obligations, net of current portion:
   1994 Notes .....................................................................            1,503                --
   1996 Notes .....................................................................            1,097                --
   1997 Notes .....................................................................               15                --
   9 1/4% Seven Year Notes ........................................................          375,000           375,000
   9 3/8% Ten Year Notes ..........................................................        1,625,000         1,625,000
   Mortgages and other notes payable, net of current portion ......................           25,445            21,098
   Long-term deferred satellite services revenue and other long-term liabilities ..           18,812            24,397
                                                                                        ------------      ------------
Total long-term obligations, net of current portion ...............................        2,046,872         2,045,495
                                                                                        ------------      ------------
     Total liabilities ............................................................        3,192,701         3,728,347

Commitments and Contingencies (Note 6)

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 3,000 shares authorized, issued and
   outstanding ....................................................................               --                --
   Additional paid-in capital .....................................................        1,448,324         1,440,252
   Deferred stock-based compensation ..............................................         (117,780)          (71,059)
   Accumulated other comprehensive loss ...........................................               --               (28)
   Accumulated deficit ............................................................       (1,793,038)       (2,250,715)
                                                                                        ------------      ------------
Total stockholder's equity (deficit) ..............................................         (462,494)         (881,550)
                                                                                        ------------      ------------
     Total liabilities and stockholder's equity (deficit) .........................     $  2,730,207      $  2,846,797
                                                                                        ============      ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------    -------------------------------
                                                                    1999              2000              1999              2000
                                                                ------------      ------------      ------------      ------------
REVENUE:
   DISH Network:
     Subscription television services ......................    $    359,275      $    614,975      $    926,888      $  1,645,514
     Other .................................................           2,116             1,763             6,624             6,571
                                                                ------------      ------------      ------------      ------------
   Total DISH Network ......................................         361,391           616,738           933,512         1,652,085
   DTH equipment sales and integration services ............          49,348            55,042           105,856           174,542
   Satellite services ......................................          10,835            13,398            28,073            41,804
   C-band and other ........................................           9,685             9,049            24,598            36,053
                                                                ------------      ------------      ------------      ------------
Total revenue ..............................................         431,259           694,227         1,092,039         1,904,484

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ...........................         159,022           255,083           404,746           693,225
     Customer service center and other .....................          31,609            60,288            80,643           184,677
     Satellite and transmission ............................           9,948             9,368            30,024            33,282
                                                                ------------      ------------      ------------      ------------
   Total DISH Network operating expenses ...................         200,579           324,739           515,413           911,184
   Cost of sales - DTH equipment and integration services ..          35,243            40,612            77,189           134,683
   Cost of sales - C-band and other ........................           4,436             7,121            11,870            22,352
   Marketing:
     Subscriber promotion subsidies ........................         184,475           248,955           461,302           739,163
     Advertising and other .................................          19,731            41,308            40,360            88,805
                                                                ------------      ------------      ------------      ------------
   Total marketing expenses ................................         204,206           290,263           501,662           827,968
   General and administrative ..............................          35,244            59,285            93,539           164,707
   Non-cash, stock-based compensation ......................           4,264            11,568             5,983            38,599
   Depreciation and amortization ...........................          26,910            43,356            76,728           123,279
                                                                ------------      ------------      ------------      ------------
Total costs and expenses ...................................         510,882           776,944         1,282,384         2,222,772
                                                                ------------      ------------      ------------      ------------

Operating loss .............................................         (79,623)          (82,717)         (190,345)         (318,288)

Other Income (Expense):
   Interest income .........................................           2,788             3,119            10,834             8,801
   Interest expense, net of amounts capitalized ............         (48,223)          (48,278)         (147,616)         (145,494)
   Other ...................................................          (1,453)             (643)           (9,816)           (2,593)
                                                                ------------      ------------      ------------      ------------
Total other income (expense) ...............................         (46,888)          (45,802)         (146,598)         (139,286)
                                                                ------------      ------------      ------------      ------------

Loss before income taxes ...................................        (126,511)         (128,519)         (336,943)         (457,574)
Income tax provision, net ..................................             (21)              (44)             (109)             (103)
                                                                ------------      ------------      ------------      ------------
Net loss before extraordinary charges ......................        (126,532)         (128,563)         (337,052)         (457,677)
Extraordinary charge for early retirement of debt, net of
   tax .....................................................              --                --          (228,733)               --
                                                                ------------      ------------      ------------      ------------
Net loss ...................................................    $   (126,532)     $   (128,563)     $   (565,785)     $   (457,677)
                                                                ============      ============      ============      ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         1999              2000
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................     $   (565,785)     $   (457,677)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ...........................          228,733                --
   Loss on disposal of assets ..................................................            9,770             1,166
   Deferred stock-based compensation recognized ................................            5,983            38,599
   Depreciation and amortization ...............................................           76,728           123,279
   Interest on notes payable to ECC added to principal .........................              330                --
   Amortization of debt discount and deferred financing costs ..................           12,621             2,460
   Change in reserve for excess and obsolete inventory .........................             (409)            4,748
   Change in long-term deferred satellite services revenue and other long-term
     liabilities ...............................................................           24,977             5,586
   Other, net ..................................................................               --             1,855
   Changes in current assets and current liabilities ...........................          102,442            22,868
                                                                                     ------------      ------------
Net cash flows from operating activities .......................................         (104,610)         (257,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ..................................         (181,148)               --
Sales of marketable investment securities ......................................          152,644            19,775
Cash reserved for satellite insurance (Note 4) .................................               --           (89,591)
Funds released from escrow and restricted cash and marketable investment
securities .....................................................................           77,657                --
Purchases of property and equipment ............................................          (63,338)         (114,215)
Other ..........................................................................             (225)               --
                                                                                     ------------      ------------
Net cash flows from investing activities .......................................          (14,410)         (184,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates ..................................          202,511           400,918
Proceeds from issuance of 9 1/4% Seven Year Notes ..............................          375,000                --
Proceeds from issuance of 9 3/8% Ten Year Notes ................................        1,625,000                --
Debt issuance costs and prepayment premiums ....................................         (233,721)               --
Retirement of 1994 Notes .......................................................         (575,674)               --
Retirement of 1996 Notes .......................................................         (501,350)               --
Retirement of 1997 Notes .......................................................         (378,110)               --
Capital contribution to ECC ....................................................         (268,588)               --
Repayment of notes payable to ECC ..............................................          (60,142)               --
Repayments of mortgage indebtedness and notes payable ..........................          (17,019)           (9,219)
Other ..........................................................................               --            (2,615)
                                                                                     ------------      ------------
Net cash flows from financing activities .......................................          167,907           389,084
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents ...........................           48,887           (52,063)
Cash and cash equivalents, beginning of period .................................           25,308           159,761
                                                                                     ------------      ------------
Cash and cash equivalents, end of period .......................................     $     74,195      $    107,698
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Assets acquired from News Corporation and MCI:

   FCC licenses and other ......................................................     $    626,120      $         --
   Satellites ..................................................................          451,200                --
   Digital broadcast operations center .........................................           47,000                --
Capital contribution from ECC ..................................................        1,124,320                --
Forfeitures of deferred non-cash, stock-based compensation .....................               --             8,072


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

         EchoStar DBS Corporation is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, DBS Corp and all direct and indirect wholly-owned subsidiaries thereof. DBS Corp's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the nine months ended September 30, 2000. Substantially all of EchoStar's operations are conducted by subsidiaries of DBS Corp. The operations of EchoStar include three interrelated business units:

         o The DISH Network -- a direct broadcast satellite ("DBS") subscription television service in the United States. As of September 30, 2000, we had approximately 4.8 million DISH Network subscribers.

         o EchoStar Technologies Corporation ("ETC") -- engaged in the design, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), and the design and distribution of similar equipment for international direct-to-home ("DTH") systems. ETC has also provided uplink center design, construction oversight and other project integration services for international DTH ventures.

         o Satellite Services -- engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

Comprehensive Loss

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                NINE-MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           --------------------------
                                                                              1999            2000
                                                                           ----------      ----------
                                                                                   (Unaudited)

         Net loss ....................................................     $ (565,785)     $ (457,677)
         Change in unrealized loss on available-for-sale securities ..             --             (28)
                                                                           ----------      ----------
         Comprehensive loss ..........................................     $ (565,785)     $ (457,705)
                                                                           ==========      ==========

         Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133"), which was originally required to be adopted in years beginning after June 15, 1999. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB No. 133" ("FAS 137"), which defers for one year the effective date of SFAS 133. We anticipate that the adoption of SFAS 133 will not have a significant effect on our financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted in the fourth quarter of 2000 and applied retroactively for the year. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. We are currently evaluating the potential impact, if any, the adoption of SAB 101 will have on our financial position and results of operation.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   INVENTORIES

         Inventories consist of the following (in thousands):

                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                    1999              2000
                                                                ------------      -------------

         Finished goods - DBS .............................     $     63,054      $    101,991
         Raw materials ....................................           35,751            58,678
         Finished goods - reconditioned and other .........           19,509            23,349
         Work-in-process ..................................            7,666            11,823
         Consignment ......................................            1,084             1,423
         Reserve for excess and obsolete inventory ........           (3,880)           (8,628)
                                                                ------------      ------------
                                                                $    123,184      $    188,636
                                                                ============      ============

4.       PROPERTY AND EQUIPMENT

Digital Dynamite Plans

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 programming package for $34.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49, which includes the first month's programming payment. Since the equipment in the Digital Dynamite plans are owned by us, those equipment costs are capitalized and depreciated over a period of 4 years.

EchoStar III

         During the second quarter 2000, two transponder pairs on EchoStar III malfunctioned. Including the three transponder pairs that malfunctioned during 1998, these anomalies have resulted in the failure of a total of ten transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. As a result of this redundancy and because we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders), the transponder anomalies have not resulted in a loss of service to date. The satellite manufacturer, Lockheed Martin, has advised us that it believes it has identified the root cause of the failures, and that while further transponder failures are possible, based upon the root cause and the operating configuration of the satellite, Lockheed Martin does not believe it is likely that the operational capacity of EchoStar III will be reduced below 32 transponders. Lockheed Martin also believes it is unlikely that our ability to operate at least the 11 licensed frequencies, and the six leased transponders, on the satellite will be affected. We will continue to evaluate the performance of EchoStar III and may be required to modify our loss assessment as new events or circumstances develop.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 26 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million.

         The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered. EchoStar strongly disagrees with the position of the insurers and has filed an arbitration claim against them for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

         At the time EchoStar filed its claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar continues to believe it will ultimately recover at least the amount originally recorded and does not intend to adjust the amount of the receivable until there is greater certainty with respect to the amount of the final settlement.

         As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change will increase depreciation expense to be recognized by EchoStar during the year ending December 31, 2000 by approximately $9.6 million. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, EchoStar believes that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepts their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar has filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings.

         The indentures related to the outstanding senior notes of EchoStar DBS Corporation contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar has procured normal and customary launch insurance for EchoStar VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to our

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

outstanding EchoStar DBS senior notes, on July 25, 2000, EchoStar reclassified approximately $60 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. In addition, EchoStar reclassified an amount equal to approximately $30 million, the depreciated cost of an additional satellite, on September 23, 2000 after the expiration of the initial period of coverage for EchoStar V. The reclassifications will continue until such time, if ever, as the insurers are again willing to insure EchoStar's satellites on commercially reasonable terms.

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 31,     SEPTEMBER 30,
                                                              1999             2000
                                                          ------------     -------------

         Programming ................................     $     59,769     $    157,201
         Royalties and copyright fees ...............           87,390           90,447
         Marketing ..................................           88,204           69,526
         Advances from News/MCI for Echo VI .........           67,804           35,810
         Interest ...................................           78,460           33,503
         Other ......................................          102,008          137,375
                                                          ------------     ------------
                                                          $    483,635     $    523,862
                                                          ============     ============

6.       COMMITMENTS AND CONTINGENCIES

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

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

Fee Dispute

         EchoStar had a contingent fee arrangement with the attorneys who represented EchoStar in the litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

arbitration is ongoing. A two week arbitration hearing has been set to begin in late February 2001. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

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

Broadcast network programming

         Until July 1998, EchoStar obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

         In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar does not know if they adhered to this schedule.

         In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami court, and asked the court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things.

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act. EchoStar opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         On September 29, 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999", and contained other dates which would be physically impossible to comply with. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order requires EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar has appealed the September 29, 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. EchoStar has also asked the United States Court of Appeals for the Eleventh Circuit to stay the preliminary injunction orders pending the appeal. The Eleventh Circuit ordered the networks to file a brief with the Court of Appeals by November 6, 2000, and that EchoStar respond to that brief by November 9, 2000. Both briefs have been filed. Additional briefing schedules and rulings from the Miami Court and from the Court of Appeals could occur at any time. EchoStar's effort to seek a stay of the preliminary injunction may not be successful and EchoStar may be required to comply with the dates provided in the Court's preliminary injunction order. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar
- TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and to assert a variety of counterclaims.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

         Superguide Corp. also recently filed suit against EchoStar, DirecTv and others in the same North Carolina court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of these patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of either suit.

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

7.       LONG-TERM DEBT

Debt Redemption

         Effective July 14, 2000, we redeemed all of our remaining outstanding 12 7/8% Senior Secured Discount Notes Due 2004 (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes") and 12 1/8% Senior Exchange Notes Due 2004 (the "Exchange Notes") totaling approximately $2.6 million. Aggregate premium charges of approximately $122,000 related to the redemption of the 1994 Notes, 1996 Notes, 1997 Notes and Exchange Notes were accrued at June 30, 2000.

10 3/8% Seven Year Notes

         On September 25, 2000, our direct parent company, EchoStar Broadband Corporation ("EBC"), sold $1 billion principal amount of 10 3/8% Senior Notes due 2007 (the "10 3/8% Seven Year Notes"). Interest accrues at an annual rate of 10 3/8% on the 10 3/8% Seven Year Notes and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing April 1, 2001. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by EBC and its subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

         The indenture related to the 10 3/8% Seven Year Notes (the "10 3/8% Seven Year Notes Indenture") contains certain restrictive covenants that generally do not impose material limitations on EBC or us. Subject to certain limitations, the 10 3/8% Seven Year Notes Indenture permits EBC to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Seven Year Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Seven Year Notes to the extent of such collateral.

         The 10 3/8% Seven Year Notes are:

         o    general unsecured obligations of EBC;
         o ranked equally in right of payment with all of EBC's existing and future senior debt;
         o ranked senior in right of payment to all of EBC's other existing and future subordinated debt; and
         o ranked effectively junior to (i) all liabilities (including trade payables) of EBC's subsidiaries and (ii) all of EBC's secured obligations, to the extent of the collateral securing such obligations, including any borrowings under any of EBC's future secured credit facilities, if any.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Seven Year Notes are not redeemable at our option prior to October 1, 2004. Thereafter, the 10 3/8% Seven Year Notes will be subject to redemption, at EBC's option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

         In the event of a change of control, as defined in the 10 3/8% Seven Year Notes Indenture, EBC will be required to make an offer to repurchase all or any part of a holder's 10 3/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

         Under the terms of the 10 3/8% Seven Year Notes Indenture, EBC has agreed to cause us, its wholly-owned subsidiary, to make an offer to exchange (the "EchoStar DBS Exchange Offer") all of the outstanding 10 3/8% Seven Year Notes for a new class of notes issued by us as soon as practical following the first date (as reflected in our most recent quarterly or annual financial statements) on which we are permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the "Indebtedness to Cash Flow Ratio" test contained in the indentures (the "EchoStar DBS Indentures") governing our 9 1/4% Senior Notes due 2006 ("Seven Year Notes") and 9 3/8% Senior Notes due 2009 ("Ten Year Notes") (collectively the "Seven and Ten Year Notes"), and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EchoStar DBS Indentures.

         On October 25, 2000, as contemplated by the terms of the EBC Indenture, we amended the terms of the EchoStar DBS Indentures to provide that the recording of some or all of the indebtedness represented by the 10 3/8% Seven Year Notes on our balance sheet as a result of the application of generally accepted accounting principles and related rules prior to the completion of the EchoStar DBS Exchange Offer would not be deemed to constitute an incurrence of indebtedness for certain purposes under the EchoStar DBS Indentures. These amendments were approved by more than a majority in principal amount of each issue of the Seven and Ten Year Notes. The cost of obtaining these consents was immaterial to us.

8.       SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

         Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we are currently operating as three separate business units.

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

                                                     ECHOSTAR                                          ECHOSTAR
                                      DISH         TECHNOLOGIES      SATELLITE      ELIMINATIONS     CONSOLIDATED
                                    NETWORK        CORPORATION        SERVICES       AND OTHER           TOTAL
                                  ------------     ------------     ------------    ------------     ------------
THREE MONTHS ENDED
   SEPTEMBER 30, 1999
  Revenue ....................    $    365,572     $    139,195     $     13,535    $    (90,122)    $    428,180
  Net income (loss) before
     extraordinary charges ...        (155,711)          22,970            7,739             601         (124,401)

THREE MONTHS ENDED
   SEPTEMBER 30, 2000
  Revenue ....................    $    633,201     $     40,889     $     14,021    $      9,861     $    697,972
  Net income (loss) ..........        (139,768)          (2,580)          11,109             346         (130,893)

NINE MONTHS ENDED
   SEPTEMBER 30, 1999
  Revenue ....................    $    949,225     $    186,887     $     33,244    $    (81,383)    $  1,087,973
  Net income (loss) before
     extraordinary charges ...        (327,210)          15,715           19,508         (11,875)        (303,862)

NINE MONTHS ENDED
   SEPTEMBER 30, 2000
  Revenue ....................    $  1,690,435     $    141,403     $     47,448    $     30,536     $  1,909,822
  Net income (loss) ..........        (480,496)          (2,935)          33,890             658         (448,883)

                                     OTHER
                                    ECHOSTAR
                                    ACTIVITY         DBS CORP
                                  ------------     ------------
THREE MONTHS ENDED
   SEPTEMBER 30, 1999
  Revenue ....................    $      3,079     $    431,259
  Net income (loss) before
     extraordinary charges ...          (2,131)        (126,532)

THREE MONTHS ENDED
   SEPTEMBER 30, 2000
  Revenue ....................    $     (3,745)    $    694,227
  Net income (loss) ..........           2,330         (128,563)

NINE MONTHS ENDED
   SEPTEMBER 30, 1999
  Revenue ....................    $      4,066     $  1,092,039
  Net income (loss) before
     extraordinary charges ...         (33,190)        (337,052)

NINE MONTHS ENDED
   SEPTEMBER 30, 2000
  Revenue ....................    $     (5,338)    $  1,904,484
  Net income (loss) ..........          (8,794)        (457,677)

9.       SUBSEQUENT EVENTS

EchoStar VI

         On October 13, 2000, we announced that EchoStar VI, our sixth direct broadcast satellite which launched successfully on July 14, 2000, from Cape Canaveral, Florida, has reached its final orbital location at 119 degrees West Longitude as assigned under a special temporary authority by the FCC. It now is broadcasting satellite TV channels to over 4.8 million DISH Network customers nationwide, including Alaska and Hawaii. To date, all systems on the satellite are operating normally.

DirecTV

         We have previously publicly expressed our desire to negotiate with General Motors if they decide to spin off all or a portion of their GMH subsidiary. We believe the enormous synergies that would be created by the combination of EchoStar and DirecTv would significantly enhance shareholder value for both companies. However, we were recently informed by DirecTv that GM is not willing to include EchoStar in future discussions.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999.

         Revenue. Total revenue for the three months ended September 30, 2000 was $694 million, an increase of $263 million compared to total revenue for the three months ended September 30, 1999 of $431 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $615 million for the three months ended September 30, 2000, an increase of $256 million compared to the same period in 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network net subscriber additions for the three months ended September 30, 2000 increased approximately 21% compared to the same period in 1999. As of September 30, 2000, we had approximately 4.8 million DISH Network subscribers compared to 3.0 million at September 30, 1999. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, and generally good economic conditions and positive momentum for the DISH Network. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

         Monthly average revenue per subscriber was approximately $45.36 during the three months ended September 30, 2000 and approximately $43.13 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our $39.99 per month America's Top 150 programming package. During August 2000, we announced a promotion offering consumers free premium movie channels. Under this promotion, all new subscribers who order either our America's Top 100 CD or America's Top 150 programming package and any or all of our four premium movie packages between August 1, 2000 and January 31, 2001, will receive those premium movie packages free for three months. This promotion had a negative impact on monthly average revenue per subscriber since premium movie package revenue from participating subscribers will be deferred until the expiration of each participating subscriber's free service. While there can be no assurance, we expect modest increases in monthly average revenue per subscriber during the remainder of 2000.

         For the three months ended September 30, 2000, DTH equipment sales and integration services totaled $55 million, an increase of $6 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

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

         Satellite services revenue totaled $13 million during the three months ended September 30, 2000, an increase of $2 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers and additional sales of idle satellite capacity to occasional-use customers.

         In order, among other things, to commence compliance with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we have terminated the delivery of distant network channels to certain of our subscribers. Additionally, the FCC recently issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings with the commencement of operation of EchoStar VI.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $325 million during the three months ended September 30, 2000, an increase of $124 million or 62% compared to the same period in 1999. DISH Network operating expenses represented 53% and 56% of subscription television services revenue during the three months ended September 30, 2000 and 1999, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

         Subscriber-related expenses totaled $255 million during the three months ended September 30, 2000, an increase of $96 million compared to the same period in 1999. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% and 44% of subscription television services revenues during the three months ended September 30, 2000 and 1999, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $60 million during the three months ended September 30, 2000, an increase of $28 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 10% of subscription television services revenue during the three months ended September 30, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia, and the continued build-out of our installation offices nationwide. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $9 million during the three months ended September 30, 2000, a $1 million decrease compared to the same period in 1999. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the three months ended September 30, 2000 and 1999, respectively. We expect satellite and transmission expenses to increase in the future as additional satellites or digital broadcast centers are placed in service, but do not expect these expenses to increase as a percentage of subscription television services revenue.

         Cost of sales -- DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $41 million during the three months ended September 30, 2000, an increase of $6 million compared to the same period in 1999. Cost of sales -- DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales -- DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales -- DTH equipment and integration services represented 74% and 71% of DTH equipment revenue, during the three months ended September 30, 2000 and 1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. We currently subsidize the purchase and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $290 million during the three months ended September 30, 2000, an increase of $86 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies include the excess of transaction costs over transaction proceeds at the time of sale of EchoStar receiver systems, activation allowances paid to retailers, and other promotional incentives. Advertising and other expenses totaled $41 million and $20 million during the three months ended September 30, 2000 and 1999, respectively.

         During the three months ended September 30, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), Digital Dynamite Plan, cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers are eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must make a one-year commitment to subscribe to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). Although subscriber acquisition costs are materially higher under this plan compared to previous promotions, DISH Network One-Rate Plan customers generally provide materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the DISH Network One-Rate Plan, we intend to continue it through at least January 2001.

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

         Under our free installation program all customers who purchased an EchoStar receiver system through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to January 31, 2001, are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first half of 2000.

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $34.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49, which includes the first month's programming payment.

         During the three months ended September 30, 2000, our subscriber acquisition expenses, inclusive of acquisition marketing expenses, totaled approximately $284 million, or approximately $438 per new subscriber activation. Comparatively, our subscriber acquisition expenses during the three months ended September 30, 1999, inclusive of acquisition marketing expenses, totaled $201 million, or approximately $390 per new subscriber activation. The increase in our subscriber acquisition expenses, on a per new subscriber activation basis, principally resulted from the impact of several aggressive marketing promotions to acquire new subscribers, including most significantly our free installation offer which was reinstated during September and is scheduled to conclude during January 2001.

         Our per subscriber acquisition expenses increased compared to the three months ended June 30, 2000, as a result, among other things, of the reinstatement of our free installation program during September 2000 and an increase in our acquisition marketing expenditures during the three months ended September 30, 2000. This increase was offset by a decrease resulting from the limited rollout of our Digital Dynamite promotion, which allows us to capitalize and depreciate over 4 years equipment costs which would otherwise be expensed at the time of sale. Capital expenditures under our Digital Dynamite promotion totaled approximately $22.5 million for the three months ended September 30, 2000. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2000, including costs capitalized under the Digital Dynamite Plan, will average approximately $450 to $475 for the full year.

         Most of our core programming is broadcast from our satellites at the 119 degree orbital location, and almost all of our subscribers have EchoStar receiver systems that can view programming from that location. With the commencement of additional services from the 110 degree orbital location following the successful launch of EchoStar V, our existing subscribers will need to upgrade their dish and receiver systems in order to take advantage of the additional services we now offer. To encourage existing subscribers to upgrade their systems and remain subscribers, we are currently subsidizing upgrades by existing subscribers to our DISH 500 system, which receives programming from both the 110 degree and 119 degree orbital locations. The cost of this program could be significant if utilized by a large number of our existing subscribers, though upgrades should also result in increased revenue per subscriber.

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

         General and Administrative Expenses. General and administrative expenses totaled $59 million during the three months ended September 30, 2000, an increase of $24 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% and 8% of total revenue during the three months ended September 30, 2000 and 1999, respectively. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended September 30, 2000 and 1999 we recognized $12 million and $4 million, respectively, under this performance-based plan.

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

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                   1999           2000
                                                                ----------     ----------

         Customer service center and other ................     $      168     $      107
         Satellite and transmission .......................            140            985
         General and administrative .......................          3,956         10,476
                                                                ----------     ----------
            Total non-cash, stock-based compensation ......     $    4,264     $   11,568
                                                                ==========     ==========

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $28 million during the three months ended September 30, 2000 compared to negative $48 million during the same period in 1999. This increase in EBITDA principally resulted from an increase in DISH Network net subscriber additions and monthly average revenue per subscriber, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the three months ended September 30, 2000 and 1999 does not include approximately $12 million and $4 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $43 million during the three months ended September 30, 2000, a $16 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 2000 and late 1999.

         Other Income and Expense. Other expense, net, totaled $46 million during the three months ended September 30, 2000, a decrease of $1 million compared to the same period in 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

         Revenue. Total revenue for the nine months ended September 30, 2000 was $1.904 billion, an increase of $812 million compared to total revenue for the nine months ended September 30, 1999 of $1.092 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $1.646 billion for the nine months ended September 30, 2000, an increase of $719 million compared to the same period in 1999. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network net subscriber additions for the nine months ended September 30, 2000 increased approximately 31% compared to the same period in 1999.

         For the nine months ended September 30, 2000, DTH equipment sales and integration services totaled $175 million, an increase of $69 million compared to the same period during 1999. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

         Satellite services revenue totaled $42 million during the nine months ended September 30, 2000, an increase of $14 million as compared to the same period during 1999. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $911 million during the nine months ended September 30, 2000, an increase of $396 million or 77%, compared to the same period in 1999. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% and 56% of subscription television services revenue during the nine months ended September 30, 2000 and 1999, respectively.

         Subscriber-related expenses totaled $693 million during the nine months ended September 30, 2000, an increase of $288 million compared to the same period in 1999. Such expenses represented 42% and 44% of subscription television services revenues during the nine months ended September 30, 2000 and 1999, respectively.

         Customer service center and other expenses totaled $185 million during the nine months ended September 30, 2000, an increase of $104 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 11% of subscription television services revenue during the nine months ended September 30, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia, and the continued build-out of our installation offices nationwide.

         Satellite and transmission expenses totaled $33 million during the nine months ended September 30, 2000, a $3 million increase compared to the same period in 1999. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the nine months ended September 30, 2000 and 1999, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales -- DTH equipment and integration services totaled $135 million during the nine months ended September 30, 2000, an increase of $58 million compared to the same period in 1999. This increase in cost of sales -- DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales -- DTH equipment and integration services represented 77% and 73% of DTH equipment revenue, during the nine months ended September 30, 2000 and

1999, respectively. The increase reflects price pressure resulting from increased competition from other providers of DTH equipment.

         Marketing Expenses. Marketing expenses totaled $828 million during the nine months ended September 30, 2000, an increase of $326 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies, resulting from several aggressive marketing promotions. Advertising and other expenses totaled $89 million and $40 million during the nine months ended September 30, 2000 and 1999, respectively.

         General and Administrative Expenses. General and administrative expenses totaled $165 million during the nine months ended September 30, 2000, an increase of $71 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during each of the nine months ended September 30, 2000 and 1999.

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the nine months ended September 30, 2000 and 1999 we recognized $39 million and $6 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1999             2000
                                                                ------------     ------------

         Customer service center and other ................     $        510     $      1,308
         Satellite and transmission .......................              369            2,296
         General and administrative .......................            5,104           34,995
                                                                ------------     ------------
            Total non-cash, stock-based compensation ......     $      5,983     $     38,599
                                                                ============     ============

         EBITDA. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $156 million during the nine months ended September 30, 2000, compared to negative $108 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in subscriber acquisition costs due to the success of several aggressive marketing promotions to acquire new subscribers, as well as other previously described factors. It is important to note that EBITDA does not represent cash provided or used by operating activities. Further, our calculation of EBITDA for the nine months ended September 30, 2000 and 1999 does not include approximately $39 million and $6 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $123 million during the nine months ended September 30, 2000, a $46 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999 and the nine months ended September 30, 2000.

         Other Income and Expense. Other expense, net totaled $139 million during the nine months ended September 30, 2000, a decrease of $8 million compared to the same period in 1999. This decrease primarily resulted from a loss on disposal of assets during the nine months ended September 30, 1999 and a decrease in interest expense during the nine months ended September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. It is too early in the litigation to make an assessment of the probable outcome.

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

Fee Dispute

         EchoStar had a contingent fee arrangement with the attorneys who represented EchoStar in the litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys have asserted that they may be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin in late February 2001. It is too early to determine the outcome of negotiations, arbitration or litigation regarding this fee dispute. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

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

Broadcast network programming

         Until July 1998, EchoStar obtained distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

         In February 1999, the networks filed a "Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding" against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled this lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, PrimeTime 24 and substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar does not know if they adhered to this schedule.

         In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami court, and asked the court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. The court took the issues under advisement to consider the networks' request for an injunction, whether to hear live testimony before ruling upon the request, and whether to hear argument on why the Satellite Home Viewer Act may be unconstitutional, among other things.

         In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act. EchoStar opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         On September 29, 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999", and contained other dates which would be physically impossible to comply with. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional

                           PART II - OTHER INFORMATION

and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order requires EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar has appealed the September 29, 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. EchoStar has also asked the United States Court of Appeals for the Eleventh Circuit to stay the preliminary injunction orders pending the appeal. The Eleventh Circuit ordered the networks to file a brief with the Court of Appeals by November 6, 2000, and that EchoStar respond to that brief by November 9, 2000. Both briefs have been filed. Additional briefing schedules and rulings from the Miami Court and from the Court of Appeals could occur at any time. EchoStar's effort to seek a stay of the preliminary injunction may not be successful and EchoStar may be required to comply with the dates provided in the Court's preliminary injunction order. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 26 transponders to date, a maximum of approximately 16 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate identical policies with different carriers for varying amounts which, in combination, create a total insured amount of $219.3 million.

         The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers allege that all other impairment to the satellite occurred after expiration of the policy period and is not covered. EchoStar strongly disagrees with the position of the insurers and has filed an arbitration claim against them for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

         At the time EchoStar filed its claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar continues to believe it will ultimately recover at least the amount originally recorded and does not intend to adjust the amount of the receivable until there is greater certainty with respect to the amount of the final settlement.

         As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change will increase depreciation expense to be recognized by EchoStar during the year ending December 31, 2000 by approximately $9.6 million. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired July 25, 2000. The insurers have to date refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance

                           PART II - OTHER INFORMATION

coverage, EchoStar believes that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepts their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar has filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar
- TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and to assert a variety of counterclaims.

         Superguide Corp. also recently filed suit against EchoStar, DirecTv and others in the same North Carolina court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of these patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of either suit.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect EchoStar's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27+      Financial Data Schedule.

         ----------
         +        Filed herewith.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of 2000.

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


                              By:    /s/ Michael R. McDonnell
                                 -----------------------------------------------
                                     Michael R. McDonnell
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

Date: November 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27+                    Financial Data Schedule.

----------
+        Filed herewith.