Form 10-K
period 2000-12-31
ECHOSTAR DBS CORP
filed 2001-04-02
CIK 1042642

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to                 .
                                      ---------------    ----------------

                        Commission file number: 333-31929

                            ECHOSTAR DBS CORPORATION
             (Exact name of registrant as specified in its charter)

                         COLORADO                                                        84-1328967
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                    5701 S. SANTA FE
                   LITTLETON, COLORADO                                                    80120
        (Address of principal executive offices)                                        (Zip Code)

       Registrant's telephone number, including area code: (303) 723-1000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 30, 2001, the Registrant's outstanding Common stock consisted of 3,000 shares of Common Stock, $0.01 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.



                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated into this Form 10-K by reference:

         None

================================================================================

                                TABLE OF CONTENTS


                                                         PART I

     Item 1.   Business......................................................................................     1
     Item 2.   Properties....................................................................................     2
     Item 3.   Legal Proceedings.............................................................................     3
     Item 4.   Submission of Matters to a Vote of Security Holders...........................................     *

                                                         PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................     7
     Item 6.   Selected Financial Data.......................................................................     *
     Item 7.   Management's Narrative Analysis of Results of Operations......................................     8
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................    16
     Item 8.   Financial Statements and Supplementary Data...................................................    16
     Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........    16

                                                         PART III

     Item 10.  Directors and Executive Officers of the Registrant............................................     *
     Item 11.  Executive Compensation........................................................................     *
     Item 12.  Security Ownership of Certain Beneficial Owners and Management................................     *
     Item 13.  Certain Relationships and Related Transactions................................................     *

                                                         PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    17

                 Signatures..................................................................................    20
                 Index to Financial Statements...............................................................   F-1


* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

                                     PART I

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable as a result of digital cable or otherwise, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

ITEM 1.  BUSINESS

BRIEF DESCRIPTION OF BUSINESS

         We are a wholly-owned subsidiary of EchoStar Broadband Corporation or EBC, which is a wholly-owned subsidiary of EchoStar Communications Corporation or ECC, a publicly traded company on the Nasdaq National Market under the symbol "DISH". During March 1999, ECC placed ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation. DirectSat Corporation, Direct Broadcasting Satellite Corporation and EchoStar Space Corporation were merged into EchoStar Satellite Corporation. Dish, Ltd., and EchoStar Satellite Broadcasting Company were merged into us. EchoStar IV and the related FCC licenses were transferred to EchoStar Satellite Corporation. During September 2000, EBC was formed for the purpose of issuing new debt. In connection with the EBC debt offering, ECC contributed all of the outstanding capital stock of its wholly-owned subsidiaries, EchoStar Orbital Corporation and us, to EBC concurrent with the closing of the offering. The accompanying financial statements retroactively reflect these reorganizations.

         Unless otherwise stated, or the context otherwise requires, references to ECC shall include all of its direct and indirect wholly-owned subsidiaries. We refer readers of this report to ECC's Annual Report for the year ended December 31, 2000. Substantially all of our operations are conducted by subsidiaries. Our operations include the following three interrelated business units.

     o The DISH Network -- a direct broadcast satellite subscription television service, which we refer to as DBS, in the United States. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers.

     o EchoStar Technologies Corporation -- engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network, which we refer to as EchoStar receiver systems, the design, development and distribution of similar equipment for international direct-to-home satellite and other systems, which we refer to as DTH, and the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

     o Satellite Services -- engaged in the delivery of video, audio and data services to business television customers and other satellite users. These services may include satellite uplink services, satellite transponder space usage, billing, customer service and other services.


ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning our material properties:

                                                             SEGMENT(S) USING         APPROXIMATE           OWNED OR
DESCRIPTION/USE/LOCATION                                         PROPERTY            SQUARE FOOTAGE          LEASED
--------------------------------------------------------   --------------------    ------------------     -------------
Corporate headquarters and customer service
   center, Littleton, Colorado .........................           All                   156,000              Owned

EchoStar Technologies Corporation office and
   distribution center, Englewood, Colorado ............           ETC                   155,000              Owned

EchoStar Technologies Corporation engineering               ETC and Satellite
   offices, Englewood, Colorado ........................         Services                 57,200              Owned

Digital broadcast operations center, Cheyenne,              DISH Network and
   Wyoming .............................................    Satellite Services           144,000              Owned

                                                            DISH Network and
Digital broadcast operations center, Gilbert, AZ .......    Satellite Services           120,000              Owned

Customer service center, McKeesport, Pennsylvania ......       DISH Network              100,000              Leased

Customer service center, El Paso, Texas ................       DISH Network              100,000              Owned

Customer service center, Christiansburg, Virginia ......       DISH Network              100,000              Leased

Customer service center, Thornton, Colorado ............       DISH Network               55,000              Owned

Customer service center, Bluefield, West Virginia ......       DISH Network               51,000              Owned

Warehouse and distribution center, Denver, Colorado ....          ETC                    132,800              Leased

Office and distribution center, Sacramento,
   California ..........................................          ETC                     78,500              Owned

European headquarters and warehouse, Almelo, The
   Netherlands .........................................      ETC and Other               53,800              Owned

ITEM 3.  LEGAL PROCEEDINGS

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. On December 8, 2000, EchoStar submitted an Amended Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of EchoStar's claims. EchoStar has filed a motion asking the Court to allow it an opportunity to conduct discovery prior to having to substantively respond to DirecTV's motion. DirecTV's motion for summary judgment and EchoStar's motion remain pending.

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

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin on April 2, 2001. It is not possible to determine the outcome of arbitration or litigation regarding this fee dispute. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, EchoSphere Corporation and Dish, Ltd. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

         EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, which EchoStar appealed. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EDBS, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court of Appeals denied EchoStar's appeal and the Alberta Court has asserted jurisdiction over all of the EchoStar defendants. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. EchoStar intends to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates which would be physically impossible to comply with. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar has appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending EchoStar's appeal. At that time, the Eleventh Circuit also expedited its consideration of EchoStar's appeal.

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of EchoStar's appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of EchoStar's appeal. The Networks have responded to EchoStar's appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to EchoStar's constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, EchoStar filed its reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to EchoStar's filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, EchoStar filed its supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike EchoStar's supplemental brief or for an opportunity to reply to EchoStar's supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking EchoStar's supplemental reply and denying EchoStar an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for May 24, 2001 in Atlanta. EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as April 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of EchoStar's products or services. EchoStar is vigorously contesting the suit and has filed counterclaims challenging both the validity and enforceability of this patent.

         In December 2000 EchoStar filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages.

         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade commission (ITC). These suits allege infringement of US Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. Pursuant to Federal law, the Atlanta case can be stayed pending the resolution of the ITC action. It is also possible the North Carolina action will be stayed while the ITC case proceeds. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001 or early in 2002. A final decision should be issued by the ITC by mid-2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believe they are not infringed by any of our products or services. EchoStar will vigorously contest the ITC and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of aforementioned patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of either suit.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. EchoStar is vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

         In the event it is ultimately determined that EchoStar infringes on any of these patents we may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require EchoStar to materially modify certain user friendly features it currently offer to consumers. It is too early to make an assessment of the probable outcome of either suit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate class actions. In two separate lawsuits, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain unilateral changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class allegedly brought on behalf of sellers, installers, and servicers of equipment used to provide satellite who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) EchoStar charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) EchoStar manipulated the accounts of subscribers to deny payments to class members; and (3) EchoStar misrepresented to class members who owns certain equipment related to provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 30, 2001, all 3,000 authorized, issued and outstanding shares of our common stock were held by EBC. There is currently no established trading market for our common stock.

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

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable as a result of digital cable or otherwise, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

         Revenue. Total revenue for the year ended December 31, 2000 was $2.709 billion, an increase of $1.103 billion compared to total revenue for the year ended December 31, 1999 of $1.606 billion. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase significantly as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $2.342 billion for the year ended December 31, 2000, an increase of $999 million compared to the same period in 1999. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network added approximately 1.85 million net new subscribers for the year ended December 31, 2000, an increase of approximately 26% compared to approximately 1.47 million net subscriber additions during 1999. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers compared to approximately 3.4 million at December 31, 1999, an increase of 54%. The strong subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite, and positive momentum for the DISH Network. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to 2.0 million net new subscribers during 2001, and to obtain a majority of all net new DBS subscribers.

         Monthly average revenue per subscriber was approximately $45.33 during the year ended December 31, 2000 and approximately $42.71 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our $39.99 per month America's Top 150 programming package. During August 2000, we announced a promotion offering consumers free premium movie channels. Under this promotion, all new subscribers who order either our America's Top 100 CD or America's Top 150 programming package and any or all of our four premium movie packages between August 1, 2000 and January 31, 2001, received those premium movie packages free for three months. This promotion had a negative impact on monthly average revenue per subscriber since premium movie package revenue from participating subscribers was deferred until the expiration of each participating subscriber's free service. While there can be no assurance, we expect our moderate historical increases in revenue per subscriber to continue during 2001 and expect to reach monthly average revenue per subscriber of approximately $50 by the end of December 2001.

         For the year ended December 31, 2000, DTH equipment sales and integration services totaled $256 million, an increase of $78 million compared to the same period during 1999. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in international demand for digital set-top boxes as compared to the same period during 1999.

         A significant portion of DTH equipment sales and integration services revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         As previously reported, since 1998, Telefonica's Via Digital, one of the two DTH service providers described above, has had recurrent discussions and negotiations for a possible merger with Sogecable's Canal Satelite Digital, one of its primary competitors. While we are not currently aware of any formal negotiations between Via Digital and Canal Satelite Digital, there are again rumors of a potential merger in the marketplace. Although we have binding purchase orders from Via Digital for deliveries of DTH equipment in 2001, we cannot predict the impact, if any, eventual consummation of this possible merger might have on our future sales to Via Digital.

         Satellite services revenue totaled $53 million during the year ended December 31, 2000, an increase of $11 million as compared to the same period during 1999. These revenues principally include fees charged to content providers for signal carriage and revenues earned from business television, or BTV customers. The increase in satellite services revenue was primarily attributable to the addition of new full-time BTV customers and additional sales of idle satellite capacity to occasional-use customers. As a greater percentage of our satellite capacity is utilized during 2001 for local network channels and other programming designed to drive consumer subscriber acquisitions, satellite services revenues may decline.

         In order, among other things, to commence compliance with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we have terminated the delivery of distant network channels to certain of our subscribers. Additionally, the FCC recently issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $1.268 billion during the year ended December 31, 2000, an increase of $530 million or 72% compared to the same period in 1999. DISH Network operating expenses represented 54% and 55% of subscription television services revenue during the years ended December 31, 2000 and 1999, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. While there can be no assurance, we expect that our efforts to control costs and create operating efficiencies will result in a moderate decrease in operating expenses as a percentage of subscription television services revenue during 2001.

         Subscriber-related expenses totaled $981 million during the year ended December 31, 2000, an increase of $400 million compared to the same period in 1999. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 42% and 43% of subscription television services revenues during the years ended December 31, 2000 and 1999, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $251 million during the year ended December 31, 2000, an increase of $134 million as compared to the same period in 1999. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 11% of subscription television services revenue during the year ended December 31, 2000, as compared to 9% during the same period in 1999. The increase in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia, our sixth customer service center in West Virginia, and the continued build-out of our installation offices nationwide. These expenses in total, and as a percentage of subscription television services revenue, may continue to increase in future periods as we continue to develop and expand our customer service centers and installation business to provide additional customer support and help us better accommodate anticipated subscriber growth, resulting in long term efficiency improvements. We continue to work to automate simple phone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $36 million during the year ended December 31, 2000, a $4 million decrease compared to the same period in 1999. Satellite and transmission expenses totaled 2% and 3% of subscription television services revenue during the years ended December 31, 2000 and 1999, respectively. We expect satellite and transmission expenses to continue to increase in the future as additional satellites or digital broadcast centers are placed in service, but do not expect these expenses to increase as a percentage of subscription television services revenue.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $197 million during the year ended December 31, 2000, an increase of $47 million compared to the same period in 1999. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 77% and 84% of DTH equipment revenue, during the years ended December 31, 2000 and 1999, respectively. The higher margin was principally attributable to a $16.6 million loss provision recorded during 1999 primarily for component parts and purchase commitments related to our first generation model 7100 set-top boxes, for which production was suspended in favor of our second generation model 7200 set-top boxes.

         Marketing Expenses. We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $1.175 billion during the year ended December 31, 2000, an increase of $433 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $138 million and $65 million during the years ended December 31, 2000 and 1999, respectively.

         During the year ended December 31, 2000, our marketing promotions included our DISH Network One-Rate Plan, C-band bounty program, Great Rewards program (PrimeStar bounty), Digital Dynamite Plan, cable bounty and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         Under the DISH Network One-Rate Plan, consumers were eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must have made a one-year commitment to subscribe to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). This promotion expired on January 31, 2001.

         Under our bounty programs, current cable customers were eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must have made a one-year commitment to subscribe to either our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming) or our America's Top 150 programming package and prove that they are a current cable customer. This promotion expired on January 31, 2001.

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment.

         During February 2001, we announced our Free Now promotion offering all new subscribers a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Although subscriber acquisition costs are materially higher under this plan compared to historical promotions, customers under this plan generally are expected to produce materially greater average revenue per subscriber than a typical DISH Network subscriber. In addition, we believe that these customers represent lower credit risk and therefore may be marginally less likely to disconnect their service than other DISH Network subscribers. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the Free Now promotion, we intend to continue it through at least March 2001.

         Under our free installation program all customers who purchase an EchoStar receiver system from January 2000 through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to March 31, 2001, are eligible to receive a free professional installation. The free installation program was responsible, in part, for the strong subscriber growth during the first half of 2000.

         We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the year ended December 31, 2000, our subscriber acquisition costs totaled approximately $1.155 billion, or approximately $452 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Dynamite Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the year ended December 31, 1999 totaled $729 million, or approximately $385 per new subscriber activation. The increase in our subscriber acquisition expenses, on a per new subscriber activation basis, principally resulted from the impact of several marketing promotions to acquire new subscribers, including most significantly our free installation offer which was reinstated during September 2000. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2001 will remain in a range consistent with our 2000 average of approximately $452 per new subscriber activation.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our Free Now program, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $234 million during the year ended December 31, 2000, an increase of $92 million as compared to the same period in 1999. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during the years ended December 31, 2000 and 1999. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the years ended December 31, 2000 and 1999 we recognized $51 million and $61 million, respectively, under this performance-based plan.

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

                                                       DECEMBER 31,
                                                     1999       2000
                                                   --------   --------
Customer service center and other ..............   $  4,328   $  1,744
Satellite and transmission .....................      2,308      3,061
General and administrative .....................     54,424     46,660
                                                   --------   --------
   Total non-cash, stock-based compensation ....   $ 61,060   $ 51,465
                                                   ========   ========

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $977 million during the year ended December 31, 2000, an increase of 75% compared to the same period in 1999. Our pre-marketing cash flow as a percentage of total revenue was 36% in 2000 compared to 35% in 1999. We believe that pre-marketing cash flow can be a useful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect that pre-marketing cash flow as a percentage of total revenue will continue to improve, and will approach 40% during 2001.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $199 million during the year ended December 31, 2000 compared to negative $182 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in DISH Network marketing expenses primarily resulting from increased subscriber additions. Our calculation of EBITDA for the years ended December 31, 2000 and 1999 does not include approximately $51 million and $61 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to achieve positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $175 million during the year ended December 31, 2000, a $65 million increase compared to the same period in 1999. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar V in November 1999 and EchoStar VI in October 2000 and other depreciable assets placed in service during 2000 and late 1999.

         Other Income and Expense. Other expense, net, totaled $183 million during the year ended December 31, 2000, a decrease of $26 million compared to the same period in 1999. This decrease primarily resulted from a loss on disposal of assets during the year ended December 31, 1999 and a decrease in interest expense during the year ended December 31, 2000.

Year Ended December 31, 1999 compared to the year ended December 31, 1998.

         Revenue. Total revenue for the year ended December 31, 1999 was $1.606 billion, an increase of $620 million compared to total revenue for the year ended December 31, 1998 of $986 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $1.343 billion for the year ended December 31, 1999, an increase of $674 million compared to the same period in 1998. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. Average DISH Network subscribers for the year ended December 31, 1999 increased approximately 85% compared to the same period in 1998. As of December 31, 1999, we had approximately 3.4 million DISH Network subscribers compared to 1.9 million at December 31, 1998. Monthly revenue per subscriber was approximately $42.71 during the year ended December 31, 1999 and approximated $39.25 during the same period during 1998. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services.

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

         DISH Network Operating Expenses. DISH Network operating expenses totaled $738 million during 1999, an increase of $341 million or 86%, compared to the same period in 1998. The increase in DISH Network operating expenses was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 55% and 59% of subscription television services revenue during the years ended December 31, 1999 and 1998, respectively.

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

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as subscriber equipment installation and other operating expenses. Customer service center and other expenses totaled $117 million during 1999, an increase of $45 million as compared to the same period in 1998. The increase in customer service center and other expenses resulted from increased personnel and telephone expenses to support the growth of the DISH Network. Customer service center and other expenses totaled 9% of subscription television services revenue during 1999, as compared to 11% during the same period in 1998.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and satellite in-orbit insurance. Satellite and transmission expenses totaled $40 million during 1999, a $14 million increase compared to the same period in 1998. This increase resulted from higher satellite and other digital broadcast center operating expenses due to an increase in the number of operational satellites. Satellite and transmission expenses totaled 3% and 4% of subscription television services revenue during the year ended December 31, 1999 and 1998, respectively.

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

         Marketing Expenses. Marketing expenses totaled $742 million during 1999, an increase of $410 million compared to the same period in 1998. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $65 million and $48 million during the years ended December 31, 1999 and 1998, respectively.

         During 1999, our total subscriber acquisition costs, inclusive of acquisition marketing expenses, totaled approximately $729 million, or approximately $385 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 1998, inclusive of acquisition marketing expenses and deferred subscriber acquisition costs, totaled $317 million, or approximately $285 per new subscriber activation. The increase in our subscriber acquisition costs, on a per new subscriber activation basis, principally resulted from the introduction of several aggressive marketing promotions to acquire new subscribers.

         General and Administrative Expenses. General and administrative expenses totaled $142 million during 1999, an increase of $47 million as compared to the same period in 1998. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses as a percentage of total revenue increased to 9% during the year ended December 31, 1999 compared to 10% during the same period in 1998.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year period. Accordingly, during the year ended December 31, 1999 we recognized $61 million under this performance-based plan.

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $560 million during the year ended December 31, 1999, an increase of 85% compared to the same period in 1998. Our pre-marketing cash flow as a percentage of total revenue was 35% in 1999 compared to 31% in 1998. We believe that pre-marketing cash flow can be a useful measure of operating efficiency for companies in the DBS industry.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was negative $182 million during the year ended December 31, 1999 compared to negative $29 million during the same period in

1998. EBITDA, as adjusted to exclude amortization of subscriber acquisition costs, was negative $182 million for the year ended December 31, 1999 compared to negative $48 million for the same period in 1998. This decline in EBITDA principally resulted from an increase in DISH Network operating and marketing expenses. Our calculation of EBITDA for the year ended December 31, 1999 does not include approximately $61 million of non-cash compensation expense resulting from post-grant appreciation of stock options granted to employees.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $110 million during 1999, an $8 million increase compared to the same period in 1998, during which subscriber acquisition costs were amortized. Commencing October 1997, we instead expensed all of these costs at the time of sale. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar IV in August of 1998, the commencement of operation of EchoStar V in November 1999 and other depreciable assets placed in service during 1999, partially offset by subscriber acquisition costs becoming fully amortized during the third quarter of 1998.

         Other Income and Expense. Other expense, net, totaled $209 million during 1999, an increase of $46 million compared to the same period in 1998. This increase resulted from an increase in interest expense. In January 1999, we refinanced our outstanding 12 1/2% Senior Secured Notes due 2002 issued in June 1997, our 12 7/8% Senior Secured Discount Notes due 2004 issued in 1994, and our 13 1/8% Senior Secured Discount Notes due 2004 issued in 1996 at more favorable interest rates and terms. In connection with the refinancing, we consummated an offering of 9 1/4% Senior Notes due 2006 and 9 3/8% Senior Notes due 2009, referred to herein as the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes. Although the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes have lower interest rates than the debt securities we repurchased, interest expense increased by approximately $23 million because we raised additional debt to cover tender premiums and consent and other fees related to the refinancing.

         Extraordinary Charge for Early Retirement of Debt. In connection with the January 1999 refinancing, we recognized an extraordinary loss of $229 million comprised of debt costs, discounts, tender costs, and premiums paid over the accreted values of the debt retired.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Views on Selected Revenue Recognition Issues." SAB 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. The provisions of SAB 101 and certain related EITF consensuses were required to be adopted in the quarter ended December 31, 2000 retroactive to January 1, 2000, with any cumulative effect as of January 1, 2000 reported as the cumulative effect of a change in accounting principle. Our adoption of SAB 101 resulted in no recognition of a cumulative effect of a change in accounting principle.

SEASONALITY

         Our revenues vary throughout the year. As is typical in the subscription television service industry, our first half of the year generally produces lower new subscriber revenues than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of December 31, 2000, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of $97 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At December 31, 2000, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. During 1999 and 2000, the impact of interest rate fluctuations, changed business prospects and all other factors did not have a material impact on the fair value of the portfolio, or on our income derived from this portfolio.

         We currently have accumulated net unrealized losses on certain of our investments as disclosed on our accompanying balance sheets. There can be no assurance that the accumulated net unrealized losses will not increase or that some or all of these losses will not have to be recorded as charges to earnings in future periods. We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

         As of December 31, 2000, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $2 billion using quoted market prices where available, or discounted cash flow analyses. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $104 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.

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

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

       (1) Financial Statements                                                                                PAGE
                                                                                                               ----
           Report of Independent Public Accountants..........................................................   F-2
           Consolidated Balance Sheets at December 31, 1999 and 2000.........................................   F-3
           Consolidated Statements of Operations and Comprehensive Loss for the years ended
              December 31, 1998, 1999 and 2000...............................................................   F-4
           Consolidated Statements of Changes in Stockholder's Deficit for the years ended
              December 31, 1998, 1999 and 2000...............................................................   F-5
           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999
              and 2000.......................................................................................   F-6
           Notes to Consolidated Financial Statements........................................................   F-7

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

     10.1*        Key Employee Bonus Plan, dated as of January 1, 1994
                  (incorporated by reference to Exhibit 10.7 to the Registration
                  Statement on Form S-1 of Dish, Registration No. 33-76450).

     10.2*        Consulting Agreement, dated as of February 17, 1994, between
                  ESC and Telesat Canada (incorporated by reference to Exhibit
                  10.8 to the Registration Statement on Form S-1 of Dish,
                  Registration No. 33-76450).

     10.3* Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).

     10.4*        Dish 1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.11 to the Registration Statement on Form S-1 of
                  Dish, Registration No. 33-76450).

     10.5*        Form of Tracking, Telemetry and Control Contract between AT&T
                  Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration
                  No. 33-81234).

     10.6*        Manufacturing Agreement, dated as of March 22, 1995, between
                  Houston Tracker Systems, Inc. and SCI Technology, Inc.
                  (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File
                  No. 33-81234).

     10.7*        Statement of Work, dated January 31, 1995 from ESC to Divicom
                  Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of ECC, Registration No.
                  33-91276).

     10.8* EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of
                  ECC, Registration No. 33-91276).

     10.9* Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form
                  10-Q of ECC for the quarter ended June 30, 1996, Commission
                  File No. 0-26176).

     10.10* Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995
                  (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of ECC, Registration No.
                  333-03584).

     10.11*       Agreement between HTS, ESC and ExpressVu Inc., dated January
                  8, 1997, as amended (incorporated by reference to Exhibit
                  10.18 to the Annual Report on Form 10-K of ECC for the year ended December 31, 1996, as amended, Commission file No.
                  0-26176).

     10.12* Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting
                  Corporation, a Delaware corporation ("DBSC") and Martin
                  Marietta Corporation (incorporated by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No.
                  0-26176).

     10.13* Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin
                  Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

     10.14* OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips
                  Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended March 31, 1998, Commission File No. 0-26176).

     10.15* Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for quarterly period ended March 31, 1998, Commission
                  File No. 0-26176).

     10.16*       Purchase Agreement by and among American Sky Broadcasting,
                  LLC, The News Corporation Limited, MCI Telecommunications
                  Corporation and EchoStar Communications Corporation, dated
                  November 30, 1998. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by ECC on November 30, 1998, Commission
                  File No. 0-26176).

     10.17*       Voting Agreement dated November 30, 1998, among EchoStar
                  Communications Corporation, American Sky Broadcasting, LLC,
                  The News Corporation Limited and MCI Telecommunications
                  Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of December
                  1, 1998).

     10.18*       First Amendment, dated June 23, 1999, to the Purchase
                  Agreement dated November 30, 1998, by and among American Sky
                  Broadcasting, LLC, The News Corporation Limited, MCI
                  Telecommunications Corporation, and EchoStar Communications
                  Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of EchoStar, filed as of July 2,
                  1999, Commission File No. 0-26176).

     10.19* Registration Rights Agreement, dated June 24, 1999, by and among EchoStar Communications Corporation, MCI
                  Telecommunications Corporation, American Sky Broadcasting,
                  LLC, and News America Incorporated (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of EchoStar, filed as of July 2, 1999, Commission File No. 0-26176).

----------

*   Incorporated by reference.
**  Constitutes a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ECHOSTAR DBS CORPORATION

                         By:   /s/ Michael R. McDonnell
                            ----------------------------------------------------
                            Michael R. McDonnell
                            Senior Vice President and Chief Financial Officer

Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                            Title                                                 Date
---------                            -----                                                 ----
/s/ Charles W. Ergen                 Chief Executive Officer and Director                  March 30, 2001
---------------------------------    (Principal Executive Officer)
Charles W. Ergen


  /s/ Michael R. McDonnell           Senior Vice President and Chief Financial Officer     March 30, 2001
---------------------------------    (Principal Financial Officer)
Michael R. McDonnell


  /s/ James DeFranco                 Director                                              March 30, 2001
---------------------------------
James DeFranco


/s/ David K. Moskowitz               Director                                              March 30, 2001
---------------------------------
David K. Moskowitz



  * By:   /s/ David K. Moskowitz
         -----------------------------------
              David K. Moskowitz
              Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE
                                                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................................   F-2
   Consolidated Balance Sheets at December 31, 1999 and 2000.................................................   F-3
   Consolidated Statements of Operations and Comprehensive Loss for the years ended
     December 31, 1998, 1999 and 2000........................................................................   F-4
   Consolidated Statements of Changes in Stockholder's Deficit for the years ended
     December 31, 1998, 1999 and 2000........................................................................   F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000................   F-6
   Notes to Consolidated Financial Statements................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To EchoStar DBS Corporation:

         We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation (a Colorado corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                      ARTHUR ANDERSEN LLP


Denver, Colorado,
March 6, 2001.

                            ECHOSTAR DBS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1999            2000
                                                                                 ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .................................................   $    159,761    $     91,572
   Marketable investment securities ..........................................         24,774           4,992
   Trade accounts receivable, net of allowance for uncollectible accounts
     of $13,109 and $19,934, respectively ....................................        157,944         275,321
   Insurance receivable ......................................................        106,000         106,000
   Inventories ...............................................................        123,184         159,665
   Other current assets ......................................................         27,027          25,201
                                                                                 ------------    ------------
Total current assets .........................................................        598,690         662,751
Cash reserved for satellite insurance (Note 3) ...............................             --          82,393
Property and equipment, net ..................................................      1,314,007       1,329,181
FCC authorizations, net ......................................................        722,234         709,817
Other noncurrent assets ......................................................         95,276          86,249
                                                                                 ------------    ------------
     Total assets ............................................................   $  2,730,207    $  2,870,391
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Trade accounts payable ....................................................   $    187,703    $    144,263
   Deferred revenue ..........................................................        181,034         282,939
   Accrued expenses ..........................................................        483,635         615,693
   Advances from affiliates, net .............................................        272,440         758,814
   Current portion of long-term debt .........................................         21,017          19,642
                                                                                 ------------    ------------
Total current liabilities ....................................................      1,145,829       1,821,351

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ...................................................        375,000         375,000
   9 3/8% Ten Year Notes .....................................................      1,625,000       1,625,000
   1994 Notes, 1996 Notes, 1997 Notes, mortgages and other notes payable,
      net of current portion .................................................         28,060          11,644
   Long-term deferred distribution and carriage revenue and other
      long-term liabilities ..................................................         18,812          56,047
                                                                                 ------------    ------------
Total long-term obligations, net of current portion ..........................      2,046,872       2,067,691
                                                                                 ------------    ------------
     Total liabilities .......................................................      3,192,701       3,889,042

Commitments and Contingencies (Note 8)

Stockholder's Deficit:
   Common Stock, $.01 par value, 3,000 shares authorized, issued and
      outstanding ............................................................             --              --
   Additional paid-in capital ................................................      1,448,324       1,440,252
   Deferred stock-based compensation .........................................       (117,780)        (58,193)
   Accumulated other comprehensive loss ......................................             --              (7)
   Accumulated deficit .......................................................     (1,793,038)     (2,400,703)
                                                                                 ------------    ------------
Total stockholder's deficit ..................................................       (462,494)     (1,018,651)
                                                                                 ------------    ------------
     Total liabilities and stockholder's deficit .............................   $  2,730,207    $  2,870,391
                                                                                 ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       1998            1999            2000
                                                                   ------------    ------------    ------------
REVENUE:
   DISH Network:
     Subscription television services ..........................   $    669,310    $  1,343,234    $  2,342,358
     Other .....................................................         12,799           9,369           8,482
                                                                   ------------    ------------    ------------
   Total DISH Network ..........................................        682,109       1,352,603       2,350,840
   DTH equipment sales and integration services ................        253,841         178,325         255,925
   Satellite services ..........................................         22,304          40,657          53,267
   Other .......................................................         27,655          34,706          48,882
                                                                   ------------    ------------    ------------
Total revenue ..................................................        985,909       1,606,291       2,708,914

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ...............................        298,443         580,979         981,403
     Customer service center and other .........................         72,482         117,249         250,672
     Satellite and transmission ................................         26,067          40,083          36,178
                                                                   ------------    ------------    ------------
   Total DISH Network operating expenses .......................        396,992         738,311       1,268,253
   Cost of sales - DTH equipment and integration services ......        174,615         149,527         196,908
   Cost of sales - other .......................................         16,496          17,076          32,978
   Marketing:
     Subscriber promotion subsidies - promotional DTH
         equipment .............................................        243,425         478,122         747,020
     Subscriber promotion subsidies - other ....................         40,269         199,405         290,197
     Advertising and other .....................................         47,986          64,660         138,202
                                                                   ------------    ------------    ------------
   Total marketing expenses ....................................        331,680         742,187       1,175,419
   General and administrative ..................................         94,824         141,668         233,966
   Non-cash, stock-based compensation ..........................             --          61,060          51,465
   Amortization of subscriber acquisition costs ................         18,819              --              --
   Depreciation and amortization ...............................         83,338         110,031         174,607
                                                                   ------------    ------------    ------------
Total costs and expenses .......................................      1,116,764       1,959,860       3,133,596
                                                                   ------------    ------------    ------------

Operating loss .................................................       (130,855)       (353,569)       (424,682)

Other Income (Expense):
   Interest income .............................................         10,111          12,566          13,066
   Interest expense, net of amounts capitalized ................       (172,942)       (196,390)       (193,685)
   Other .......................................................           (618)        (24,892)         (2,239)
                                                                   ------------    ------------    ------------
Total other income (expense) ...................................       (163,449)       (208,716)       (182,858)
                                                                   ------------    ------------    ------------

Loss before income taxes .......................................       (294,304)       (562,285)       (607,540)
Income tax provision, net ......................................            (71)           (131)           (125)
                                                                   ------------    ------------    ------------
Loss before extraordinary charges ..............................       (294,375)       (562,416)       (607,665)
Extraordinary charge for early retirement of debt,
   net of tax ..................................................             --        (228,733)             --
                                                                   ------------    ------------    ------------
Net loss .......................................................   $   (294,375)   $   (791,149)   $   (607,665)
                                                                   ============    ============    ============

Change in unrealized gain (loss) on available-for-sale
   securities, net of tax ......................................              8              --              (7)
                                                                   ------------    ------------    ------------
Comprehensive loss .............................................   $   (294,367)   $   (791,149)   $   (607,672)
                                                                   ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 (In thousands)


                                                                                                     ACCUMULATED
                                                                                                       DEFICIT
                                                                                                         AND
                                                      COMMON STOCK                      DEFERRED      UNREALIZED
                                                    -----------------   ADDITIONAL       STOCK-        HOLDING
                                                                         PAID-IN         BASED          GAINS
                                                     SHARES     AMT.     CAPITAL      COMPENSATION     (LOSSES)        TOTAL
                                                    --------   ------   ----------    ------------    -----------    -----------
Balance, December 31, 1997 ......................          3   $   --   $  125,164    $         --    $  (438,934)   $  (313,770)
   Contribution of satellite asset ..............         --       --       20,000              --             --         20,000
   Unrealized holding gains on
     available-for-sale securities, net .........         --       --           --              --              8              8
   Net loss .....................................         --       --           --              --       (294,375)      (294,375)
                                                    --------   ------   ----------    ------------    -----------    -----------
Balance, December 31, 1998 ......................          3       --      145,164              --       (733,301)      (588,137)
   Contribution of satellite assets acquired
     by ECC from News Corporation and MCI .......         --       --    1,124,320              --             --      1,124,320
   Deferred stock-based compensation funded
     by ECC .....................................         --       --      178,840        (178,840)            --             --
   Deferred stock-based compensation
     recognized .................................         --       --           --          61,060             --         61,060
   Capital contribution to ECC ..................         --       --           --              --       (268,588)      (268,588)
   Net loss .....................................         --       --           --              --       (791,149)      (791,149)
                                                    --------   ------   ----------    ------------    -----------    -----------
Balance, December 31, 1999 ......................          3       --    1,448,324        (117,780)    (1,793,038)      (462,494)
   Forfeitures of deferred non-cash,
     stock-based compensation ...................         --       --       (8,072)          6,730             --         (1,342)
   Deferred stock-based compensation
     recognized .................................         --       --           --          52,857             --         52,857
   Unrealized holding losses on
     available-for-sale securities, net .........         --       --           --              --             (7)            (7)
   Net loss .....................................         --       --           --              --       (607,665)      (607,665)
                                                    --------   ------   ----------    ------------    -----------    -----------
Balance, December 31, 2000 ......................          3   $   --   $1,440,252    $    (58,193)   $(2,400,710)   $(1,018,651)
                                                    ========   ======   ==========    ============    ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                       YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                1998            1999            2000
                                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................   $   (294,375)   $   (791,149)   $   (607,665)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ....................             --         228,733              --
   Loss on impairment of satellite (Note 3) .............................             --          13,741              --
   Loss on disposal of assets ...........................................             --           9,846           1,374
   Deferred stock-based compensation recognized .........................             --          61,060          51,465
   Depreciation and amortization ........................................         83,338         110,031         173,233
   Amortization of subscriber acquisition costs .........................         18,819              --              --
   Interest on notes payable to ECC added to principal ..................          5,215             330              --
   Amortization of debt discount and deferred financing costs ...........        125,724          13,440           3,280
   Change in reserve for excess and obsolete inventory ..................          1,341          (1,301)          5,962
   Change in long-term deferred satellite services revenue and other
      long-term liabilities .............................................         13,858          10,173          37,236
   Superstar exclusivity fee ............................................             --         (10,000)          3,611
   Other, net ...........................................................             --              --            (435)
   Changes in current assets and current liabilities:
     Trade accounts receivable, net .....................................        (41,698)        (50,201)       (117,377)
     Inventories ........................................................        (55,056)        (45,175)        (41,160)
     Other current assets ...............................................        (11,611)          2,373           4,062
     Trade accounts payable .............................................         21,526          97,141         (43,440)
     Deferred revenue ...................................................         10,642          48,177         101,905
     Accrued expenses ...................................................         68,328         217,727         178,002
                                                                            ------------    ------------    ------------
Net cash flows from operating activities ................................        (53,949)        (85,054)       (249,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ...........................         (8,970)       (186,866)             --
Sales of marketable investment securities ...............................          5,868         169,092          19,775
Cash reserved for satellite insurance (Note 3) ..........................             --              --         (82,393)
Funds released from escrow and restricted cash and marketable
  investment securities .................................................        116,468          77,657              --
Offering proceeds and investment earnings placed in escrow ..............         (6,343)             --              --
Purchases of property and equipment .....................................       (153,513)        (87,597)       (175,313)
Advances and payments under in-orbit satellite contract .................             --          67,804         (48,894)
Other ...................................................................          3,150          (1,318)             --
                                                                            ------------    ------------    ------------
Net cash flows from investing activities ................................        (43,340)         38,772        (286,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates ...........................         77,090         217,635         486,374
Proceeds from issuance of 9 1/4% Seven Year Notes .......................             --         375,000              --
Proceeds from issuance of 9 3/8% Ten Year Notes .........................             --       1,625,000              --
Debt issuance costs and prepayment premiums .............................             --        (233,721)             --
Retirement of 1994 Notes ................................................             --        (575,674)             --
Retirement of 1996 Notes ................................................             --        (501,350)             --
Retirement of 1997 Notes ................................................             --        (378,110)             --
Capital contribution to ECC .............................................             --        (268,588)             --
Repayment of note payable to ECC ........................................             --         (60,142)             --
Repayments of mortgage indebtedness and other notes payable .............        (16,552)        (22,180)        (15,176)
Other ...................................................................             --           2,865          (2,615)
                                                                            ------------    ------------    ------------
Net cash flows from financing activities ................................         60,538         180,735         468,583
                                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ....................        (36,751)        134,453         (68,189)
Cash and cash equivalents, beginning of year ............................         62,059          25,308         159,761
                                                                            ------------    ------------    ------------
Cash and cash equivalents, end of year ..................................   $     25,308    $    159,761    $     91,572
                                                                            ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

Basis of Presentation

         EchoStar DBS Corporation ("EDBS" or the "Company"), is a wholly-owned subsidiary of EchoStar Broadband Corporation ("EBC"), which is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. During September 2000, EBC was formed for the purpose of issuing new debt. In connection with the EBC debt offering, ECC contributed all of the outstanding capital stock of its wholly-owned subsidiaries, EchoStar Orbital Corporation and EDBS, to EBC concurrent with the closing of the offering. Contracts for the construction and launch of EchoStar VII, EchoStar VIII and EchoStar IX are held in EchoStar Orbital Corporation.

         During March 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into EchoStar Satellite Corporation ("ESC"). DirectSat Corporation, Direct Broadcasting Satellite Corporation ("DBSC") and EchoStar Space Corporation ("Space") were merged into ESC. Dish, Ltd., and EchoStar Satellite Broadcasting Company ("ESBC") were merged into the Company. EchoStar IV and the related FCC licenses were transferred to ESC. The accompanying financial statements retroactively reflect these reorganizations.

         EDBS was formed under Colorado law in January 1996 for the initial purpose of participating in an FCC auction. On January 26, 1996, EDBS submitted the winning bid of $52.3 million for 24 direct broadcast satellite ("DBS") frequencies at the 148(degree) West Longitude ("WL") orbital location. Funds necessary to complete the purchase of the DBS frequencies and commence construction of the Company's fourth DBS satellite, EchoStar IV, were advanced to the Company by ECC. In June 1997, EDBS completed an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes were retired on January 25, 1999 upon completion of the tender offers. Prior to consummation of the 1997 Notes Offering, ECC contributed all of the outstanding capital stock (the "Contribution") of ESBC to EDBS As a result of the Contribution, ESBC became a wholly-owned subsidiary of EDBS This transaction was accounted for as a reorganization of entities under common control in which ESBC is treated as the predecessor of EDBS.

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

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Principal Business

    Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include the following three interrelated business units.

    o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers.

    o EchoStar Technologies Corporation ("ETC") - engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), the design, development and distribution of similar equipment for international direct-to-home ("DTH") satellite and other systems and the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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


Organization and Legal Structure

         The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2000:


                                                      REFERRED TO
LEGAL ENTITY                                           HEREIN AS            PARENT
------------                                          -----------      ----------------
EchoStar Communications Corporation                   ECC              Publicly owned
EchoStar Broadband Corporation                        EBC              ECC
EchoStar DBS Corporation                              EDBS             EBC
EchoStar Orbital Corporation                          EOC              EBC
EchoStar Satellite Corporation                        ESC              EDBS
Echosphere Corporation                                Echosphere       EDBS
EchoStar Technologies Corporation                     ETC              EDBS

Significant Risks and Uncertainties

         Substantial Leverage. The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 2000, the Company had outstanding long-term debt (including both the current and long-term portions) totaling approximately $2.0 billion. In August 1999, the Company began paying semi-annual interest payments of approximately $94 million related to its 9 1/4% Senior Notes due 2006 (the "9 1/4% Seven Year Notes") and its 9 3/8% Senior Notes due 2009 (the "9 3/8% Ten Year Notes"). The Company's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond the Company's control.

         Expected Operating Losses. Since 1996, the Company has reported significant operating and net losses. Improvements in the Company's future results of operations are largely dependent upon its ability to increase its

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


customer base while maintaining its overall cost structure, controlling subscriber turnover and effectively managing its subscriber acquisition costs. No assurance can be given that the Company will be effective with regard to these matters. In addition, the Company incurs significant acquisition costs to obtain DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber turnover. EDBS is dependent on EBC and ECC for the continued funding of its operations, to the extent that EDBS does not engage in its own capital funding efforts.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. At December 31, 1998, 1999 and 2000, these equity and cost method investments were not material to the Company's consolidated financial statements.

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

Foreign Currency Transaction Gains and Losses

         The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1998, 1999 and 2000 were not material to the Company's results of operations.

Statements of Cash Flows Data

         The following presents the Company's supplemental cash flow statement disclosure (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                   1998            1999          2000
                                                                                 ----------     -----------    ---------
Cash paid for interest.......................................................    $   57,706     $   126,172    $ 188,911
Cash paid for income taxes...................................................            83             119          361
Capitalized interest.........................................................        21,619              --           --
Satellite vendor financing...................................................        12,950              --           --
Contribution of satellite asset..............................................        20,000                           --
Assets acquired from News Corporation and MCI:
   FCC licenses and other....................................................            --         626,120           --
   Satellites................................................................            --         451,200           --
   Digital broadcast operations center.......................................            --          47,000           --
Capital contribution from ECC................................................            --       1,124,320           --
Forfeitures of deferred non-cash, stock-based compensation...................            --              --        8,072

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Cash and Cash Equivalents

         The Company considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1999 and 2000 consist of money market funds, corporate notes and commercial paper; such balances are stated at cost which approximates market value.

Marketable Investment Securities and Restricted Cash and Marketable Investment Securities

         As of December 31, 1999 and 2000, the Company has classified all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholder's deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $7,000 as of December 31, 2000. In accordance with generally accepted accounting principles, unrealized losses which represent an "other than temporary impairment" must be recognized in the statement of operations, establishing a new cost basis for such investment. No such "other than temporary impairment" was recognized as of December 31, 2000. However, an "other than temporary impairment" could be recognized in 2001 if the fair value of such investments do not increase to their original cost basis.

         The major components of marketable investment securities are as follow (in thousands):

                                           MARKETABLE INVESTMENT SECURITIES
                                                    DECEMBER 31,
                                          ----------------------------------
                                              1999                 2000
                                          -------------        -------------
Commercial paper.......................   $       9,053        $          --
Corporate notes and bonds..............           7,742                   --
Government bonds.......................           7,979                4,992
                                          -------------        -------------
                                          $      24,774        $       4,992
                                          =============        =============

         As of December 31, 2000, marketable investment securities include debt securities of approximately $5 million with contractual between one and five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

Fair Value of Financial Instruments

         Fair values for the Company's high-yield debt are based on quoted market prices. The fair values of the Company's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1999 and 2000 (in thousands):

                                                DECEMBER 31, 1999               DECEMBER 31, 2000
                                            ---------------------------   ---------------------------
                                             BOOK VALUE     FAIR VALUE     BOOK VALUE     FAIR VALUE
                                            ------------   ------------   ------------   ------------
9 1/4% Seven Year Notes .................   $    375,000   $    377,813   $    375,000   $    365,625
9 3/8% Ten Year Notes ...................      1,625,000      1,637,188      1,625,000      1,584,375
1994 Notes, 1996 Notes, 1997 Notes,
   mortgages and other notes payable ....         49,077         48,680         31,286         30,837

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

                                                        DECEMBER 31,
                                                 ------------------------
                                                    1999          2000
                                                 ----------    ----------
Finished goods - DBS .........................   $   63,054    $   94,997
Raw materials ................................       35,751        40,069
Finished goods - reconditioned and other .....       19,509        23,101
Work-in-process ..............................        7,666         8,879
Consignment ..................................        1,084         2,461
Reserve for excess and obsolete inventory ....       (3,880)       (9,842)
                                                 ----------    ----------
                                                 $  123,184    $  159,665
                                                 ==========    ==========

         During December 1999, the Company provided for losses of $16.6 million, primarily for component parts and purchase commitments related to its first generation model 7100 set-top boxes. Production of model 7100 was suspended in favor of its second generation model 7200 set-top boxes.

Property and Equipment

         Property and equipment are stated at cost. Cost includes interest capitalized of $16 million during the year ended December 31, 1998. No interest was capitalized during 1999 or 2000. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

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

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


FCC Authorizations

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. FCC authorizations include capitalized interest of $6 million during the year ended December 31, 1998. No interest was capitalized to FCC authorizations during 1999 or 2000.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Views on Selected Revenue Recognition Issues." SAB 101 provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. The provisions of SAB 101 and certain related EITF consensuses were required to be adopted in the quarter ended December 31, 2000 retroactive to January 1, 2000, with any cumulative effect as of January 1, 2000 reported as a cumulative effect of a change in accounting principle. The Company's adoption of SAB 101 resulted in no recognition of a cumulative effect of a change in accounting principle.

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

         Subscriber promotion subsidies - promotional DTH equipment includes the cost of Echostar receiver systems distributed to retailers and other distributors of Echostar's equipment. Subscriber promotion subsidies - other includes net costs related to various installation promotions and other promotional incentives. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under EchoStar's Digital Dynamite Plan which was initiated during 2000 wherein the Company retains title to the receiver system equipment resulting in the capitalization and depreciation of such equipment over its estimated useful life.

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

Long-Term Deferred Distribution and Carriage Revenue

         Long-term deferred distribution and carriage revenue consists of advance payments from certain content providers for carriage of their signal on the DISH Network. Such amounts are deferred and recognized as revenue on a straight-line basis over the related contract terms (up to ten years).

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                       -----------------------
                                                                          1999         2000
                                                                       ----------   ----------
Programming ........................................................   $   59,769   $  176,566
Royalties and copyright fees .......................................       87,390      106,459
Marketing ..........................................................       88,204       86,861
Interest ...........................................................       78,460       79,957
Advances from News Corporation and MCI for satellite payments ......       67,804       18,910
Other ..............................................................      102,008      146,940
                                                                       ----------   ----------
                                                                       $  483,635   $  615,693
                                                                       ==========   ==========

Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs totaled $8 million, $10 million and $17 million for the years ended December 31, 1998, 1999, and 2000, respectively.

Comprehensive Loss

         The change in unrealized gain (loss) on available-for-sale securities is the only component of EchoStar's other comprehensive loss. Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized loss on available-for-sale securities, net of deferred taxes.

Reclassifications

         Certain prior year balances in the consolidated financial statements have been reclassified to conform with the 2000 presentation.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                            LIFE        --------------------------
                                          (IN YEARS)       1999            2000
                                         -------------  -----------    -----------
EchoStar I ...........................            12    $   201,607    $   201,607
EchoStar II ..........................            12        228,694        228,694
EchoStar III .........................            12        234,083        234,083
EchoStar IV ..........................             4         89,505         89,505
EchoStar V ...........................            12        208,578        208,548
EchoStar VI ..........................            12             --        243,789
Furniture, fixtures and equipment ....          2-12        241,527        329,513
Buildings and improvements ...........          7-40         47,745         52,191
Digital Dynamite Plan equipment ......             4             --         62,726
Tooling and other ....................             2          5,811          5,211
Land .................................            --          1,659          3,336
Vehicles .............................             7          1,119            922
Construction in progress .............            --        319,308         81,163
                                                        -----------    -----------
    Total property and equipment .....                    1,579,636      1,741,288
Accumulated depreciation .............                     (265,629)      (412,107)
                                                        -----------    -----------
    Property and equipment, net ......                  $ 1,314,007    $ 1,329,181
                                                        ===========    ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    Construction in progress consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                       -----------------------
                                                                          1999         2000
                                                                       ----------   ----------
Progress amounts for satellite construction, launch, and launch insurance:
     EchoStar VI ...................................................   $  243,633   $       --
Digital broadcast operations center ................................       47,000       39,797
Other ..............................................................       28,675       41,366
                                                                       ----------   ----------
                                                                       $  319,308   $   81,163
                                                                       ==========   ==========

Digital Dynamite Plans

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. The Digital Dynamite plans offer four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and pay $49.99 up front, which includes the first month's programming payment. Since the equipment in the Digital Dynamite plans are owned by us, those equipment costs are capitalized and depreciated over a period of 4 years.

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

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Satellite Insurance

         As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 28 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. Due to the normal degradation of the solar arrays, the number of available transponders will further decrease over time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

         As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. This change increased depreciation expense recognized by EchoStar during the year ending December 31, 2000 by approximately $9.6 million. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

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

         The indentures related to the outstanding senior notes of EDBS contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar has procured normal and customary launch insurance for EchoStar
VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. EchoStar is currently self-insuring EchoStar I,

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to the outstanding EDBS senior notes, as of December 31, 2000, EchoStar has reclassified approximately $82 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. The reclassification will continue until such time, if ever, as the insurers are again willing to insure EchoStar's satellites on commercially reasonable terms.

4.       LONG-TERM DEBT

Debt Redemption

         Effective July 14, 2000, we redeemed all of our remaining outstanding 12 7/8% Senior Secured Discount Notes Due 2004 (the "1994 Notes"), 13 1/8% Senior Secured Discount Notes due 2004 (the "1996 Notes"), 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes") and 12 1/8% Senior Exchange Notes Due 2004 (the "Exchange Notes") totaling approximately $2.6 million.

9 1/4% Seven and 9 3/8%  Ten Year Notes

         On January 25, 1999, the Company sold $375 million principal amount of 9 1/4% Senior Notes due 2006 (the 9 1/4% Seven Year Notes) and $1.625 billion principal amount of 9 3/8% Senior Notes due 2009 (the 9 3/8%Ten Year Notes). Interest accrues at annual rates of 9 1/4% and 9 3/8% on the 9 1/4% Seven Year and 9 3/8% Ten Year Notes, respectively. Interest on the 9 1/4% Seven and 9 3/8% Ten Year Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

         Concurrently with the closing of the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes offering, the Company used approximately $1.658 billion of net proceeds received from the sale of the 9 1/4% Seven and 9 3/8% Ten Year Notes to complete tender offers for its outstanding 1994 Notes, 1996 Notes and 1997 Notes. In February 1999, the Company used approximately $268 million of net proceeds received from the sale of the 9 1/4% Seven and 9 3/8% Ten Year Notes to complete the tender offers related to the 12 1/8% Senior Exchange Notes due 2004, issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock.

         With the exception of certain de minimis domestic and foreign subsidiaries, the 9 1/4% Seven and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of the Company. The 9 1/4% Seven and 9 3/8% Ten Year Notes are general senior unsecured obligations which:

         o rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

         o    rank senior to all existing and future junior obligations; and

         o are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/4% Seven and 9 3/8% Ten Year Notes are not redeemable at the Company's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the 9 1/4% Seven Year Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The 9 3/8% Ten Year Notes will be subject to redemption, at the option of the Company, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The indentures related to the 9 1/4% Seven and 9 3/8% Ten Year Notes (the "Seven and Ten Year Notes Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of the Company to:

         o   incur additional indebtedness;

         o   apply the proceeds of certain asset sales;

         o   create, incur or assume liens;

         o create dividend and other payment restrictions with respect to the Company's subsidiaries;

         o   merge, consolidate or sell assets; and

         o   enter into transactions with affiliates.

         In addition, the Company may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), the Company's ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of the Company (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by the Company and its subsidiaries from the issuance or sale of certain equity interests of the Company or EchoStar.

         In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, the Company will be required to make an offer to repurchase all of the 9 1/4% Seven and 9 3/8% Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Mortgages and Other Notes Payable

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        1999        2000
                                                                                      --------    --------
8.25% note payable for satellite vendor financing for EchoStar I due in equal
  monthly installments of $722, including interest, through February 2001 .........   $  9,606    $  2,137
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001 .........     11,909       5,930
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002 ....      8,645       5,978
8.25% note payable for satellite vendor financing for EchoStar IV due upon
  resolution of satellite insurance claim (Note 3) ................................      9,409      11,327
Mortgages and other unsecured notes payable due in installments through
  November 2009 with interest rates ranging from 4% to 10% ........................      9,508       5,914
                                                                                      --------    --------
Total .............................................................................     49,077      31,286
Less current portion ..............................................................    (21,017)    (19,642)
                                                                                      --------    --------
Mortgages and other notes payable, net of current portion .........................   $ 28,060    $ 11,644
                                                                                      ========    ========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Future maturities of the Company's outstanding long-term debt are summarized as follows (in thousands):

                                                       RESIDUAL
                            9 1/4%                      NOTES,
                            SEVEN                      MORTGAGES
                             YEAR       9 3/8% TEN     AND OTHER
                             NOTES     YEAR NOTES    NOTES PAYABLE      TOTAL
                          ----------   -----------   -------------   -----------
YEAR ENDING
   DECEMBER 31,
   2001 ...............   $       --   $        --   $      19,642   $    19,642
   2002 ...............           --            --           6,067         6,067
   2003 ...............           --            --           1,911         1,911
   2004 ...............           --            --             655           655
   2005 ...............           --            --             696           696
   Thereafter .........      375,000     1,625,000           2,315     2,002,315
                          ----------   -----------   -------------   -----------
Total .................   $  375,000   $ 1,625,000   $      31,286   $ 2,031,286
                          ==========   ===========   =============   ===========

Satellite Vendor Financing

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). The Company utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financing with respect to EchoStar I and EchoStar II is secured by substantially all assets of the Company and its subsidiaries (subject to certain restrictions) and a corporate guarantee of ECC. The satellite vendor financings for both EchoStar III and EchoStar IV are secured by an ECC corporate guarantee.

5.       INCOME TAXES

         As of December 31, 2000, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $2.110 billion. The NOLs expire beginning in the year 2012. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

         In 2000, the Company increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. The Company continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely that not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of the Company's provision for income taxes.

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows (in thousands):

                                                          DECEMBER 31,
                                                 ----------------------------
                                                     1999            2000
                                                 ------------    ------------
Current deferred tax assets:
  Accrued royalties ..........................   $     30,018          36,425
  Inventory reserves and cost methods ........          1,355           3,928
  Accrued expenses ...........................         29,263          37,698
  Allowance for doubtful accounts ............          4,842           7,473
  Reserve for warranty costs .................             78              79
                                                 ------------    ------------
Total current deferred tax assets ............         65,556          85,603

Current deferred tax liabilities:
  Subscriber acquisition costs and other .....            (28)             --
                                                 ------------    ------------
Total current deferred tax liabilities .......            (28)             --
Gross current deferred tax assets ............         65,528          85,603
Valuation allowance ..........................        (54,242)        (72,080)
                                                 ------------    ------------
Net current deferred tax assets ..............         11,286          13,523

Noncurrent deferred tax assets:
  General business and foreign tax credit ....          2,504           2,504
  Net operating loss carryforwards ...........        546,586         794,347
  Incentive plan stock compensation ..........         22,273          38,509
  Other ......................................          9,551          23,934
                                                 ------------    ------------
Total noncurrent deferred tax assets .........        580,914         859,294

Noncurrent deferred tax liabilities:
  Depreciation ...............................        (43,949)        (80,861)
  Other ......................................           (245)         (1,057)
                                                 ------------    ------------
Total noncurrent deferred tax liabilities ....        (44,194)        (81,918)
                                                 ------------    ------------
Gross deferred tax assets ....................        536,720         777,376
                                                 ------------    ------------
Valuation allowance ..........................       (480,659)       (723,552)
                                                 ------------    ------------
Net noncurrent deferred tax assets ...........         56,061          53,824
                                                 ------------    ------------
Net deferred tax assets ......................   $     67,347    $     67,347
                                                 ============    ============

         The components of the benefit from (provision for) income taxes are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1998          1999          2000
                                         ----------    ----------    ----------
Current benefit (provision):
  Federal ............................   $       --    $       --    $       --
  State ..............................            6           (46)          (35)
  Foreign ............................          (77)          (85)          (90)
                                         ----------    ----------    ----------
                                                (71)         (131)         (125)
Deferred benefit:
  Federal ............................       97,819       285,724       233,640
  State ..............................        7,319        27,720        27,091
  Increase in valuation allowance ....     (105,138)     (313,444)     (260,731)
                                         ----------    ----------    ----------
                                                 --            --            --
                                         ----------    ----------    ----------
     Total benefit (provision) .......   $      (71)   $     (131)   $     (125)
                                         ==========    ==========    ==========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The actual tax benefit (provision) for 1998, 1999 and 2000 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:


                                                            YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                          1998         1999         2000
                                                        --------     --------     --------
Statutory rate ......................................       35.0%        35.0%        35.0%
State income taxes, net of Federal benefit ..........        1.6          2.3          2.9
Employee stock option exercise and sale .............         --           --          3.4
Research and development and foreign tax credits ....         --           --           --
Non-deductible interest expense .....................       (1.3)        (0.3)
Other ...............................................        0.4          1.5          1.6
Increase in valuation allowance .....................      (35.7)       (38.5)       (42.9)
                                                        --------     --------     --------
Total benefit from income taxes .....................         --%          --%          --%
                                                        ========     ========     ========

6.   STOCK COMPENSATION PLANS

Stock Incentive Plan

         In April 1994, EchoStar adopted a stock incentive plan to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved up to 80 million shares of its Class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 80 million shares of its Class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2000 have included exercise prices not less than the fair market value of EchoStar's Class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1999, EchoStar adopted the 1999 Incentive Plan which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares, granted pursuant to the 1999 Incentive Plan. The related deferred compensation will be recognized over the five-year vesting period. During the year ended December 31, 1999 and 2000, the Company recognized $61 million and $51 million, respectively, under the 1999 Incentive Plan. The remainder will be recognized over the remaining vesting period.

         Options to purchase an additional 11.2 million shares were granted at fair market value during 1999 pursuant to the Long Term Incentive Plan. Vesting of these options is contingent on meeting certain longer-term goals, the achievement of which can not be reasonably predicted as of December 31, 2000. Accordingly, no compensation was recorded during 1999 and 2000 related to these long-term options. EchoStar will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. During 2000, the Board of Directors approved a 2000 Incentive Plan. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar did not meet any of these goals in 2000. Accordingly, no cash incentives were paid and all stock options granted pursuant to the 2000 Incentive Plan were cancelled.

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                    1998                        1999                          2000
                                         --------------------------   --------------------------   --------------------------
                                                         WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                          AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE                     EXERCISE
                                           OPTIONS         PRICE         OPTIONS        PRICE        OPTIONS         PRICE
                                         ------------    ----------   ------------    ----------   ------------    ----------
Options outstanding, beginning of ....     12,196,536    $     1.88     11,576,120    $     2.04     27,843,640    $     6.26
   year
Granted ..............................      5,585,080          2.35     20,847,712          7.71      2,942,000         51.56
Exercised ............................     (1,505,456)         1.57     (3,808,114)         1.84     (3,591,209)         3.05
Forfeited ............................     (4,700,040)         2.14       (772,078)         4.92     (2,076,538)        20.78
                                         ------------    ----------   ------------    ----------   ------------    ----------
Options outstanding, end of year .....     11,576,120    $     2.04     27,843,640    $     6.26     25,117,893    $    10.81
                                         ============    ==========   ============    ==========   ============    ==========
Exercisable at end of year ...........      3,858,424    $     1.73      2,755,432    $     1.86      2,911,256    $    5.49
                                         ============    ==========   ============    ==========   ============    ==========


         Exercise prices for options outstanding as of December 31, 2000 are as follows:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ------------------------------------------------------    -----------------------------------
                           NUMBER            WEIGHTED-                               NUMBER
                        OUTSTANDING          AVERAGE                               EXERCISABLE
                           AS OF             REMAINING          WEIGHTED-             AS OF             WEIGHTED-
      RANGE OF          DECEMBER 31,        CONTRACTUAL          AVERAGE           DECEMBER 31,          AVERAGE
   EXERCISE PRICES          2000               LIFE           EXERCISE PRICE           2000           EXERCISE PRICE
--------------------   ---------------    ----------------    ---------------    ----------------    ---------------
$ 1.167   - $  2.750     4,047,528              5.28             $   2.20           1,745,520           $  2.08
  3.000   -    3.434       328,788              6.17                 3.01              69,228              3.05
  5.486   -    6.600    15,350,932*             8.09                 6.00             685,908              6.02
 10.203   -   19.180     2,331,645              7.61                12.37             312,200             13.16
 22.703   -   22.750       293,000              9.20                22.72              34,400             22.70
 33.109   -   36.420     1,320,000              7.61                34.36                   -                -
 48.750   -   52.750       350,000              9.06                49.09              64,000             48.75
 60.125   -   79.000     1,096,000              9.43                65.22                   -                -
--------------------   ---------------    ----------------    ---------------    ----------------    ---------------
$ 1.1667  - $ 79.000    25,117,893              7.63             $  10.81           2,911,256           $  5.49
====================   ===============    ================    ===============    ================    ===============

         * This amount includes 10.4 million shares outstanding pursuant to the Long Term Incentive Plan.

Accounting for Stock-Based Compensation

         EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals the market price of the underlying stock on the date of grant. Certain non-cash stock-based compensation amounts are pushed-down from ECC to the Company and recorded as a deemed capital contribution, with and offsetting entry to deferred compensation. Deferred compensation is recognized over the vesting period of the related stock options.

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

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1998         1999         2000
                                                    ----------   ----------   ----------
Risk-free interest rate..........................         5.64%        5.38%        6.19%
Volatility factor................................           67%          76%          98%
Dividend yield...................................         0.00%        0.00%        0.00%
Expected term of options.........................      6 years      6 years      6 years
Weighted-average fair value of options granted...   $     1.51   $     7.14   $    30.41

         The Company's pro forma net loss was $297 million, $741 million and $579 million for the years ended December 31, 1998, 1999 and 2000, respectively. The pro forma net loss for 1999 and 2000 is less than the loss reported in the statement of operations because of the $61 million and $51 million charge, respectively, for the post-grant appreciation of stock-based compensation, determined under APB 25 and reported by EchoStar, is greater than the amount of stock-based compensation that would have been reported by EchoStar under the provisions of FAS No. 123.

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

7.   EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

         During 1997, EchoStar's Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1998, 1999 and 2000, employees purchased approximately 128,000, 44,000 and 58,000 shares of Class A common stock through the ESPP, respectively.

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


401(k) Employee Savings Plan

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan totaled $314,000 in 1998 and 1999, and $1.6 million in 2000. Additionally, during 1998, EchoStar contributed 640,000 shares of its Class A common stock (fair value of approximately $2 million) to the 401(k) Plan related to its 1997 discretionary contribution. During 1999, EchoStar contributed 520,000 shares of its Class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution. During 2000, EchoStar contributed 120,000 shares of its Class A common stock (fair value of approximately $6 million) to the 401(k) Plan related to its 1999 discretionary contribution. EchoStar has not yet determined the amount to be contributed during 2001 relating to its 2000 discretionary contribution.

8.   OTHER COMMITMENTS AND CONTINGENCIES

Leases

         Future minimum lease payments under noncancelable operating leases as of December 31, 2000, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
   2001.....................................................      $ 10,627
   2002.....................................................        10,407
   2003.....................................................         9,369
   2004.....................................................         4,032
   2005.....................................................         2,245
   Thereafter...............................................         4,505
                                                                  --------
      Total minimum lease payments..........................      $ 41,185
                                                                  ========

         Total rental expense for operating leases approximated $1 million in 1998, $3 million in 1999 and $5 million in 2000.

Purchase Commitments

         As of December 31, 2000, the Company's purchase commitments totaled approximately $204 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2001. The Company expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations, if any.

VisionStar

         During November 2000, one of EchoStar's wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 W.L. orbital slot. Together with VisionStar EchoStar has requested FCC approval to acquire control over VisionStar by increasing its ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. EchoStar has also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expect to provide additional funding to VisionStar in the future. EchoStar is not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. EchoStar currently expects to continue to fund loans and equity contributions for construction of the satellite in the near term from cash

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

on hand, and expect that it may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action.

Patents and Intellectual Property

         Many entities, including some of EchoStar's competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that EchoStar offers. EchoStar may not be aware of all patents and other intellectual property rights that its products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, EchoStar cannot estimate the extent to which it may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within EchoStar's direct broadcast satellite system. EchoStar cannot be certain that these persons do not own the rights they claim, that its products do not infringe on these rights, that it would be able to obtain licenses from these persons on commercially reasonable terms or, if it was unable to obtain such licenses, that it would be able to redesign its products to avoid infringement.

DirecTV

         During February 2000 EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. On December 8, 2000, EchoStar submitted an Amended Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of EchoStar's claims. EchoStar has filed a motion asking the Court to allow it an opportunity to conduct discovery prior to having to substantively respond to DirecTV's motion. DirecTV's motion for summary judgment and EchoStar's motion remain pending.

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

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. A two week arbitration hearing has been set to begin on April 2, 2001. It is not possible to determine the outcome of arbitration or litigation regarding this fee dispute. EchoStar is vigorously contesting the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, EchoSphere Corporation and Dish, Ltd. The lawsuit seeks, among other things, an interim and permanent injunction prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

         EchoStar filed motions to dismiss each of the actions for lack of personal jurisdiction. The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, which EchoStar appealed. The Alberta Court also granted a motion to add more EchoStar parties to the lawsuit. EchoStar Satellite Corporation, EDBS, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation have been added as defendants in the litigation. The newly added defendants have also challenged jurisdiction. The Court of Appeals denied EchoStar's appeal and the Alberta Court has asserted jurisdiction over all of the EchoStar defendants. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. EchoStar intends to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates which would be physically impossible to comply with. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar has appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending EchoStar's appeal. At that time, the Eleventh Circuit also expedited its consideration of EchoStar's appeal.

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of EchoStar's appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of EchoStar's appeal. The Networks have responded to EchoStar's appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to EchoStar's constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, EchoStar filed its reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to EchoStar's filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, EchoStar filed its supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike EchoStar's supplemental brief or for an opportunity to reply to EchoStar's supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking EchoStar's supplemental reply and denying EchoStar an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for May 24, 2001 in Atlanta. EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as April 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of EchoStar's products or services. EchoStar is vigorously contesting the suit and has filed counterclaims challenging both the validity and enforceability of this patent.

         In December 2000 EchoStar filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages.

         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade commission (ITC). These suits allege infringement of US Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. Pursuant to Federal law, the Atlanta case can be stayed pending the resolution of the ITC action. It is also possible the North Carolina action will be stayed while the ITC case proceeds. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001 or early in 2002. A final decision should be issued by the ITC by mid-2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believe they are not infringed by any of our products or services. EchoStar will vigorously contest the ITC and Atlanta

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of EchoStar's products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of aforementioned patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of either suit.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. EchoStar is vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

         In the event it is ultimately determined that EchoStar infringes on any of these patents we may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require EchoStar to materially modify certain user friendly features it currently offer to consumers. It is too early to make an assessment of the probable outcome of either suit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate class actions. In two separate lawsuits, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain unilateral changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class allegedly brought on behalf of sellers, installers, and servicers of equipment used to provide satellite who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) EchoStar charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) EchoStar manipulated the accounts of subscribers to deny payments to class members; and (3) EchoStar misrepresented to class members who owns certain equipment related to provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect EchoStar's financial position or results of operations.

Meteoroid Events

         Meteoroid events pose a potential threat to all in orbit geosynchronous satellites including EchoStar's DBS satellites. While the probability that EchoStar's satellites will be damaged by meteoroids is very small, that probability increases significantly when the Earth passes through the particulate stream left behind by various comets.

         Due to the current peak in the 11-year solar cycle, increased solar activity is likely for the next year. Some of these solar storms pose a potential threat to all in-orbit geosynchronous satellites including EchoStar's DBS satellites. The probability that the effects from the storms will damage our satellites or cause service interruptions is generally very small.

         Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including EchoStar's DBS satellites. The locations of these hazards are generally well known and may require EchoStar to perform maneuvers to avoid collisions.

9.       FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the "Non-Guarantors"), the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the "Subsidiary Guarantors").

         The combined assets, stockholder's equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder's equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the years ended December 31, 1998, 1999 and 2000. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

EDBS Parent Company Only (referred to as "EDBS - PC")

Subsidiary Guarantors and Other Subsidiaries

Consolidating and Eliminating Adjustments (referred to as "C&E")

Consolidated EDBS (referred to as "EDBS")

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheets - As of December 31, 1999



                                                                 SUBSIDIARY
                                                                 GUARANTORS
                                                   EDBS - PC      AND OTHER       C&E              EDBS
                                                  -----------    -----------    -----------    -----------

ASSETS
Current Assets:
   Cash and cash equivalents ..................   $   120,133    $    39,628    $        --    $   159,761
   Marketable investment securities ...........        24,774             --             --         24,774
   Trade accounts receivable, net of allowance
    for uncollectible accounts of $13,109 .....            --        157,944             --        157,944
   Insurance receivable .......................       106,000             --             --        106,000
   Inventories ................................            --        123,184             --        123,184
   Other current assets .......................           598         26,429             --         27,027
                                                  -----------    -----------    -----------    -----------
Total current assets ..........................       251,505        347,185             --        598,690
Property and equipment, net ...................            --      1,314,007             --      1,314,007
FCC authorizations, net .......................            --        722,234             --        722,234
Investment in subsidiaries ....................       573,934            189       (574,123)            --
Other noncurrent assets .......................        28,250         67,026             --         95,276
                                                  -----------    -----------    -----------    -----------
     Total assets .............................   $   853,689    $ 2,450,641    $  (574,123)   $ 2,730,207
                                                  ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:

   Trade accounts payable .....................   $     2,667    $   185,036    $        --    $   187,703
   Deferred revenue ...........................            --        181,034             --        181,034
   Accrued expenses ...........................        79,870        403,765             --        483,635
   Advances (to) from affiliates, net .........      (886,749)     1,159,189             --        272,440
   Current portion of long-term debt ..........            --         21,017             --         21,017
                                                  -----------    -----------    -----------    -----------
Total current liabilities .....................      (804,212)     1,950,041             --      1,145,829

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ....................       375,000             --             --        375,000
   9 3/8% Ten Year Notes ......................     1,625,000             --             --      1,625,000
   1994 Notes, 1996 Notes, 1997 Notes,
    mortgages and other notes payable, net of
    current portion ...........................         2,615         25,445             --         28,060
   Long-term deferred distribution and carriage
    revenue and other long-term liabilities ...            --         18,812             --         18,812
                                                  -----------    -----------    -----------    -----------
Total long-term obligations, net of current
portion .......................................     2,002,615         44,257             --      2,046,872
                                                  -----------    -----------    -----------    -----------
     Total liabilities ........................     1,198,403      1,994,298             --      3,192,701

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 3,000 shares
    authorized, issued and outstanding ........            --         15,419        (15,419)            --
   Additional paid-in capital .................     1,448,324      1,347,171     (1,347,171)     1,448,324
   Deferred stock-based compensation ..........            --       (117,780)            --       (117,780)
   Accumulated deficit ........................    (1,793,038)      (788,467)       788,467     (1,793,038)
                                                  -----------    -----------    -----------    -----------
Total stockholder's equity (deficit) ..........      (344,714)       456,343       (574,123)      (462,494)
                                                  -----------    -----------    -----------    -----------
     Total liabilities and stockholder's equity
     (deficit) ................................   $   853,689    $ 2,450,641    $  (574,123)   $ 2,730,207
                                                  ===========    ===========    ===========    ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Consolidating Balance Sheets - As of December 31, 2000


                                                                 SUBSIDIARY
                                                                 GUARANTORS
                                                    EDBS - PC     AND OTHER         C&E            EDBS
                                                  -----------    -----------    -----------    -----------

ASSETS
Current Assets:
   Cash and cash equivalents ..................   $   (79,319)   $   170,891    $        --    $    91,572
   Marketable investment securities ...........         4,992             --             --          4,992
   Trade accounts receivable, net of allowance
    for uncollectible accounts of $19,934 .....            --        275,321             --        275,321
   Insurance receivable .......................       106,000             --             --        106,000
   Inventories ................................            --        159,665             --        159,665
   Other current assets .......................            66         25,135             --         25,201
                                                  -----------    -----------    -----------    -----------
Total current assets ..........................        31,739        631,012             --        662,751
Cash reserved for satellite insurance .........        82,393             --             --         82,393
Property and equipment, net ...................            --      1,329,181             --      1,329,181
FCC authorizations, net .......................            --        709,817             --        709,817
Investment in subsidiaries ....................       278,341            189       (278,530)            --
Other noncurrent assets .......................        24,974         61,275             --         86,249
                                                  -----------    -----------    -----------    -----------
     Total assets .............................   $   417,447    $ 2,731,474    $  (278,530)   $ 2,870,391
                                                  ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
   Trade accounts payable .....................   $        58    $   144,205    $        --    $   144,263
   Deferred revenue ...........................            --        282,939             --        282,939
   Accrued expenses ...........................        80,890        534,803             --        615,693
   Advances (to) from affiliates, net .........      (703,043)     1,461,857             --        758,814
   Current portion of long-term debt ..........            --         19,642             --         19,642
                                                  -----------    -----------    -----------    -----------
Total current liabilities .....................      (622,095)     2,443,446             --      1,821,351

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ....................       375,000             --             --        375,000
   9 3/8% Ten Year Notes ......................     1,625,000             --             --      1,625,000
   1994 Notes, 1996 Notes, 1997 Notes,
    mortgages and other notes payable, net of
    current portion ...........................            --         11,644             --         11,644
   Long-term deferred distribution and carriage
    revenue and other long-term liabilities ...            --         56,047             --         56,047
                                                  -----------    -----------    -----------    -----------
Total long-term obligations, net of current
portion .......................................     2,000,000         67,691             --      2,067,691
                                                  -----------    -----------    -----------    -----------
     Total liabilities ........................     1,377,905      2,511,137             --      3,889,042

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 3,000 shares
    authorized, issued and outstanding ........            --         15,405        (15,405)            --
   Additional paid-in capital .................     1,440,252      1,469,059     (1,469,059)     1,440,252
   Deferred stock-based compensation ..........            --        (58,193)            --        (58,193)
   Accumulated other comprehensive loss .......            (7)            --             --             (7)
   Accumulated deficit ........................    (2,400,703)    (1,205,934)     1,205,934     (2,400,703)
                                                  -----------    -----------    -----------    -----------
Total stockholder's equity (deficit) ..........      (960,458)       220,337       (278,530)    (1,018,651)
                                                  -----------    -----------    -----------    -----------
     Total liabilities and stockholder's equity
     (deficit) ................................   $   417,447    $ 2,731,474    $  (278,530)   $ 2,870,391
                                                  ===========    ===========    ===========    ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Consolidating Statements of Operations - Year Ended December 31, 1998


                                                                            SUBSIDIARY
                                                                            GUARANTORS
                                                               EDBS - PC     AND OTHER         C&E           EDBS
                                                             -----------    -----------    -----------   -----------

REVENUE:
   DISH Network:
     Subscription television services ....................   $        --    $   669,310    $        --   $   669,310
     Other ...............................................            --         12,799             --        12,799
                                                             -----------    -----------    -----------   -----------
   Total DISH Network ....................................            --        682,109             --       682,109
   DTH equipment sales and integration services ..........            --        253,841             --       253,841
   Satellite services ....................................            --         22,304             --        22,304
   Other .................................................            --         27,655             --        27,655
                                                             -----------    -----------    -----------   -----------
Total revenue ............................................            --        985,909             --       985,909

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .........................            --        298,443             --       298,443
     Customer service center and other ...................            --         72,482             --        72,482
     Satellite and transmission ..........................            --         26,067             --        26,067
                                                             -----------    -----------    -----------   -----------
   Total DISH Network operating expenses .................            --        396,992             --       396,992
   Cost of sales - DTH equipment and integration services             --        174,615             --       174,615
   Cost of sales - other .................................            --         16,496             --        16,496
   Marketing:
     Subscriber promotion subsidies ......................            --        283,694             --       283,694
     Advertising and other ...............................            --         47,986             --        47,986
                                                             -----------    -----------    -----------   -----------
   Total marketing expenses ..............................            --        331,680             --       331,680
   General and administrative ............................            89         94,735             --        94,824
   Amortization of subscriber acquisition costs ..........            --         18,819             --        18,819
   Depreciation and amortization .........................         4,405         78,933             --        83,338
                                                             -----------    -----------    -----------   -----------
Total costs and expenses .................................         4,494      1,112,270             --     1,116,764
                                                             -----------    -----------    -----------   -----------

Operating loss ...........................................        (4,494)      (126,361)            --      (130,855)

Other Income (Expense):
   Interest income .......................................         6,949          3,162             --        10,111
   Interest expense, net of amounts capitalized ..........       (39,224)      (133,718)            --      (172,942)
   Equity in loss of subsidiaries ........................      (256,906)            --        256,906            --
   Other .................................................          (700)            82             --          (618)
                                                             -----------    -----------    -----------   -----------
Total other income (expense) .............................      (289,881)      (130,474)       256,906      (163,449)
                                                             -----------    -----------    -----------   -----------

Loss before income taxes .................................      (294,375)      (256,835)       256,906      (294,304)
Income tax provision, net ................................            --            (71)            --           (71)
                                                             -----------    -----------    -----------   -----------
Net loss .................................................   $  (294,375)   $  (256,906)   $   256,906   $  (294,375)
                                                             ===========    ===========    ===========   ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Consolidating Statements of Operations - Year Ended December 31, 1999



                                                                            SUBSIDIARY
                                                                            GUARANTORS
                                                             EDBS - PC       AND OTHER         C&E             EDBS
                                                             -----------    -----------    -----------    -----------

REVENUE:
   DISH Network:
     Subscription television services ....................   $        --    $ 1,343,234    $        --    $ 1,343,234
     Other ...............................................            --         10,374         (1,005)         9,369
                                                             -----------    -----------    -----------    -----------
   Total DISH Network ....................................            --      1,353,608         (1,005)     1,352,603
   DTH equipment sales and integration services ..........            --        178,409            (84)       178,325
   Satellite services ....................................            --         40,657             --         40,657
   Other .................................................           500         34,206             --         34,706
                                                             -----------    -----------    -----------    -----------
Total revenue ............................................           500      1,606,880         (1,089)     1,606,291

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .........................            --        580,979             --        580,979
     Customer service center and other ...................            --        117,684           (435)       117,249
     Satellite and transmission ..........................            --         40,083             --         40,083
                                                             -----------    -----------    -----------    -----------
   Total DISH Network operating expenses .................            --        738,746           (435)       738,311
   Cost of sales - DTH equipment and integration services             --        149,541            (14)       149,527
   Cost of sales - other .................................            --         17,076             --         17,076
   Marketing:
     Subscriber promotion subsidies ......................            --        677,508             19        677,527
     Advertising and other ...............................            --         65,309           (649)        64,660
                                                             -----------    -----------    -----------    -----------
   Total marketing expenses ..............................            --        742,817           (630)       742,187
   General and administrative ............................          (424)       142,099             (7)       141,668
   Non-cash, stock-based compensation ....................            --         61,060             --         61,060
   Depreciation and amortization .........................         2,663        107,371             (3)       110,031
                                                             -----------    -----------    -----------    -----------
Total costs and expenses .................................         2,239      1,958,710         (1,089)     1,959,860
                                                             -----------    -----------    -----------    -----------

Operating loss ...........................................        (1,739)      (351,830)            --       (353,569)

Other Income (Expense):
   Interest income .......................................         7,774          4,792             --         12,566
   Interest expense ......................................      (191,477)        (4,913)            --       (196,390)
   Equity in loss of subsidiaries ........................      (376,974)            --        376,974             --
   Other .................................................            --        (24,892)            --        (24,892)
                                                             -----------    -----------    -----------    -----------
Total other income (expense) .............................      (560,677)       (25,013)       376,974       (208,716)
                                                             -----------    -----------    -----------    -----------

Loss before income taxes .................................      (562,416)      (376,843)       376,974       (562,285)
Income tax provision, net ................................            --           (131)            --           (131)
                                                             -----------    -----------    -----------    -----------
Loss before extraordinary charges ........................      (562,416)      (376,974)       376,974       (562,416)
Extraordinary  charge for early retirement of debt, net of            --
tax ......................................................      (228,733)            --             --       (228,733)
                                                             -----------    -----------    -----------    -----------

Net loss .................................................   $  (791,149)   $  (376,974)   $   376,974    $  (791,149)
                                                             ===========    ===========    ===========    ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Consolidating Statements of Operations - Year Ended December 31, 2000


                                                                            SUBSIDIARY
                                                                             GUARANTORS
                                                              EDBS - PC      AND OTHER         C&E             EDBS
                                                             -----------    -----------    -----------    -----------

REVENUE:
   DISH Network:
     Subscription television services ....................   $        --    $ 2,342,358    $        --    $ 2,342,358
     Other ...............................................            --          8,663           (181)         8,482
                                                             -----------    -----------    -----------    -----------
   Total DISH Network ....................................            --      2,351,021           (181)     2,350,840
   DTH equipment sales and integration services ..........            --        255,936            (11)       255,925
   Satellite services ....................................            --         53,267             --         53,267
   Other .................................................            --         48,882             --         48,882
                                                             -----------    -----------    -----------    -----------
Total revenue ............................................            --      2,709,106           (192)     2,708,914

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .........................            --        981,403             --        981,403
     Customer service center and other ...................            --        250,854           (182)       250,672
     Satellite and transmission ..........................            --         36,178             --         36,178
                                                             -----------    -----------    -----------    -----------
   Total DISH Network operating expenses .................            --      1,268,435           (182)     1,268,253
   Cost of sales - DTH equipment and integration services            300        196,606              2        196,908
   Cost of sales - other .................................            --         32,978             --         32,978
   Marketing:
     Subscriber promotion subsidies ......................            --      1,037,193             24      1,037,217
     Advertising and other ...............................            --        138,222            (20)       138,202
                                                             -----------    -----------    -----------    -----------
   Total marketing expenses ..............................            --      1,175,415              4      1,175,419
   General and administrative ............................            56        233,926            (16)       233,966
   Non-cash, stock-based compensation ....................            --         51,465             --         51,465
   Depreciation and amortization .........................            --        174,607             --        174,607
                                                             -----------    -----------    -----------    -----------
Total costs and expenses .................................           356      3,133,432           (192)     3,133,596
                                                             -----------    -----------    -----------    -----------

Operating loss ...........................................          (356)      (424,326)            --       (424,682)

Other Income (Expense):
   Interest income .......................................         2,562         10,504             --         13,066
   Interest expense ......................................      (190,580)        (3,105)            --       (193,685)
   Equity in loss of subsidiaries ........................      (417,483)            --        417,483             --
   Other .................................................        (1,808)          (431)            --         (2,239)
                                                             -----------    -----------    -----------    -----------
Total other income (expense) .............................      (607,309)         6,968        417,483       (182,858)
                                                             -----------    -----------    -----------    -----------

Loss before income taxes .................................      (607,665)      (417,358)       417,483       (607,540)
Income tax provision, net ................................            --           (125)            --           (125)
                                                             -----------    -----------    -----------    -----------
Net loss .................................................   $  (607,665)   $  (417,483)   $   417,483    $  (607,665)
                                                             ===========    ===========    ===========    ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statements of Cash Flows - Year Ended December 31, 1998


                                                                                     SUBSIDIARY
                                                                                     GUARANTORS
                                                                       EDBS - PC      AND OTHER          C&E            EDBS
                                                                     ------------    ------------    ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................   $   (294,375)   $   (256,906)   $    256,906    $   (294,375)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of subsidiaries ..............................        256,906              --        (256,906)             --
   Depreciation and amortization .................................          4,405          78,933              --          83,338
   Amortization of subscriber acquisition costs ..................             --          18,819              --          18,819
   Interest on notes payable to ECC added to principal ...........             --           5,215              --           5,215
   Amortization of debt discount and deferred financing costs ....          2,491         123,233              --         125,724
   Change in reserve for excess and obsolete inventory ...........             --           1,341              --           1,341
   Change in long-term deferred satellite services revenue and
     other long-term liabilities .................................             --          13,858              --          13,858
   Changes in current assets and current liabilities:
     Trade accounts receivable, net ..............................             --         (41,698)             --         (41,698)
     Inventories .................................................             --         (55,056)             --         (55,056)
     Other current assets ........................................             82         (11,693)             --         (11,611)
     Trade accounts payable ......................................             --          21,526              --          21,526
     Deferred revenue ............................................             --          10,642              --          10,642
     Accrued expenses ............................................           (661)         68,989              --          68,328
                                                                     ------------    ------------    ------------    ------------
Net cash flows from operating activities .........................        (31,152)        (22,797)             --         (53,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ....................             --          (8,970)             --          (8,970)
Sales of marketable investment securities ........................          3,906           1,962              --           5,868
Funds released from escrow and restricted cash and marketable
  investment securities ..........................................        114,223           2,245              --         116,468
Offering proceeds and investment earnings placed in escrow .......         (6,343)             --              --          (6,343)
Purchases of property and equipment ..............................       (128,280)        (25,233)             --        (153,513)
Other ............................................................              1           3,149              --           3,150
                                                                     ------------    ------------    ------------    ------------
Net cash flows from investing activities .........................        (16,493)        (26,847)             --         (43,340)
                                                                     ============    ============    ============    ============


CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates ....................         31,339          45,751              --          77,090
Repayments of mortgage indebtedness and other notes payable ......             --         (16,552)             --         (16,552)
                                                                     ------------    ------------    ------------    ------------
Net cash flows from financing activities .........................         31,339          29,199              --          60,538
                                                                     ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .............        (16,306)        (20,445)             --         (36,751)
Cash and cash equivalents, beginning of year .....................         16,405          45,654              --          62,059
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents, end of year ...........................   $         99    $     25,209    $         --    $     25,308
                                                                     ============    ============    ============    ============

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Consolidating Statements of Cash Flows - Year Ended December 31, 1999



                                                                                     SUBSIDIARY
                                                                                     GUARANTORS
                                                                       EDBS - PC     AND OTHER        C&E            EDBS
                                                                     -----------    -----------    -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................   $  (791,149)   $  (376,974)   $   376,974    $  (791,149)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of subsidiaries ..............................       376,974           (189)      (376,785)            --
   Extraordinary charge for early retirement of debt .............        66,910        161,823             --        228,733
   Loss on impairment of satellite ...............................            --         13,741             --         13,741
   Loss on disposal of assets ....................................            --          9,846             --          9,846
   Deferred stock-based compensation recognized ..................            --         61,060             --         61,060
   Depreciation and amortization .................................         2,663        107,372             (4)       110,031
   Interest on notes payable to ECC added to principal ...........            --            330             --            330
   Amortization of debt discount and deferred financing costs ....         3,066         10,374             --         13,440
   Change in reserve for excess and obsolete inventory ...........            --         (1,301)            --         (1,301)
   Change in long-term deferred satellite services revenue and
     other long-term liabilities .................................            --         10,173             --         10,173
   Superstar exclusivity fee .....................................            --        (10,000)            --        (10,000)
   Changes in current assets and current liabilities:
     Trade accounts receivable, net ..............................            --        (50,201)            --        (50,201)
     Inventories .................................................            --        (45,175)            --        (45,175)
     Other current assets ........................................          (598)         2,971             --          2,373
     Trade accounts payable ......................................         2,667         94,474             --         97,141
     Deferred revenue ............................................            --         48,177             --         48,177
     Accrued expenses ............................................         9,930        207,982           (185)       217,727
                                                                     -----------    -----------    -----------    -----------
Net cash flows from operating activities .........................      (329,537)       244,483             --        (85,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ....................      (186,866)            --             --       (186,866)
Sales of marketable investment securities ........................       162,092          7,000             --        169,092
Funds released from escrow and restricted cash and marketable
  investment securities ..........................................        77,657             --             --         77,657
Purchases of property and equipment ..............................            --        (87,597)            --        (87,597)
Advances and payments under in-orbit satellite contract ..........            --         67,804             --         67,804
Other ............................................................            --         (1,318)            --         (1,318)
                                                                     -----------    -----------    -----------    -----------
Net cash flows from investing activities .........................        52,883        (14,111)            --         38,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates ....................      (871,231)     1,088,866             --        217,635
Proceeds from issuance of 9 1/4% Seven Year Notes ................       375,000             --             --        375,000
Proceeds from issuance of 9 3/8% Ten Year Notes ..................     1,625,000             --             --      1,625,000
Debt issuance costs and prepayment premiums ......................       (88,508)      (145,213)            --       (233,721)
Retirement of 1994 Notes .........................................            --       (575,674)            --       (575,674)
Retirement of 1996 Notes .........................................            --       (501,350)            --       (501,350)
Retirement of 1997 Notes .........................................      (374,985)        (3,125)            --       (378,110)
Capital contribution to ECC ......................................      (268,588)            --             --       (268,588)
Repayment of note payable to ECC .................................            --        (60,142)            --        (60,142)
Repayments of mortgage indebtedness and other notes payable ......            --        (22,180)            --        (22,180)
Other ............................................................            --          2,865             --          2,865
                                                                     -----------    -----------    -----------    -----------
Net cash flows from financing activities .........................       396,688       (215,953)            --        180,735
                                                                     -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents .............       120,034         14,419             --        134,453
Cash and cash equivalents, beginning of year .....................            99         25,209             --         25,308
                                                                     -----------    -----------    -----------    -----------
Cash and cash equivalents, end of year ...........................   $   120,133    $    39,628    $        --    $   159,761
                                                                     ===========    ===========    ===========    ===========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statements of Cash Flows - Year Ended December 31, 2000

                                                                                         SUBSIDIARY
                                                                                         GUARANTORS
                                                                           EDBS - PC      AND OTHER        C&E           EDBS
                                                                          -----------    -----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................   $  (607,665)   $  (417,483)   $  417,483    $ (607,665)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of subsidiaries ...................................       417,483             --      (417,483)           --
   Loss on disposal of assets .........................................            --          1,374            --         1,374
   Deferred stock-based compensation (forfeitures) recognized .........        (8,072)        59,537            --        51,465
   Depreciation and amortization ......................................            --        173,233            --       173,233
   Amortization of debt discount and deferred financing costs .........         3,276              4            --         3,280
   Change in reserve for excess and obsolete inventory ................            --          5,962            --         5,962
   Change in long-term deferred satellite services revenue and
     other long-term liabilities ......................................            --         37,236            --        37,236
   Superstar exclusivity fee ..........................................            --          3,611            --         3,611
   Other, net .........................................................            --           (435)           --          (435)
   Changes in current assets and current liabilities:
     Trade accounts receivable, net ...................................            --       (117,377)           --      (117,377)
     Inventories ......................................................            --        (41,160)           --       (41,160)
     Other current assets .............................................           532          3,530            --         4,062
     Trade accounts payable ...........................................        (2,609)       (40,831)           --       (43,440)
     Deferred revenue .................................................            --        101,905            --       101,905
     Accrued expenses .................................................         1,020        176,982            --       178,002
                                                                          -----------    -----------    ----------    ----------
Net cash flows from operating activities ..............................      (196,035)       (53,912)           --      (249,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable investment securities .............................        19,775             --            --        19,775
Cash reserved for satellite insurance .................................       (82,393)            --            --       (82,393)
Purchases of property and equipment ...................................            --       (175,313)           --      (175,313)
Advances and payments under in-orbit satellite contract ...............            --        (48,894)           --       (48,894)
                                                                          -----------    -----------    ----------    ----------
Net cash flows from investing activities ..............................       (62,618)      (224,207)           --      (286,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates .........................        61,816        424,558            --       486,374
Repayments of mortgage indebtedness and other notes payable ...........            --        (15,176)           --       (15,176)
Other .................................................................        (2,615)            --            --        (2,615)
                                                                          -----------    -----------    ----------    ----------
Net cash flows from financing activities ..............................        59,201        409,382            --       468,583
                                                                          -----------    -----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents ..................      (199,452)       131,263            --       (68,189)
Cash and cash equivalents, beginning of year ..........................       120,133         39,628            --       159,761
                                                                          -----------    -----------    ----------    ----------
Cash and cash equivalents, end of year ................................   $   (79,319)   $   170,891    $       --    $   91,572
                                                                          ===========    ===========    ==========    ==========

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.  SEGMENT REPORTING

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

                                                                                          ECHOSTAR       OTHER           EDBS
                                      DISH                 SATELLITE    ELIMINATIONS    CONSOLIDATED    ECHOSTAR         AND
                                     NETWORK      ETC       SERVICES     AND OTHER         TOTAL        ACTIVITY     SUBSIDIARIES
                                   -----------  ---------  -----------  ------------    ------------   -----------   ------------
YEAR ENDED DECEMBER 31, 1998
  Revenue ........................ $   733,382  $ 251,958  $    23,442  $    (26,116)   $    982,666   $     3,243   $    985,909
  Depreciation and amortization ..      85,107      2,097           26        15,406         102,636          (479)       102,157
  Total expenses .................     871,269    193,852        3,495        36,941       1,105,557        11,207      1,116,764
  EBITDA .........................     (52,781)    60,202       19,973       (47,649)        (20,255)       (8,443)       (28,698)
  Interest income ................       9,280         --            2        21,004          30,286       (20,175)        10,111
  Interest expense, net of
    amount capitalized ...........      49,042        282           --       118,205         167,529         5,413        172,942
  Income tax provision, net ......          17        (11)          --           (50)            (44)          (27)           (71)
  Net income (loss) ..............    (199,356)    30,333       18,409      (110,268)       (260,882)      (33,493)      (294,375)

YEAR ENDED DECEMBER 31, 1999
  Revenue ........................ $ 1,373,789  $ 160,276  $    47,312  $     21,464    $  1,602,841   $     3,450   $  1,606,291
  Depreciation and amortization ..      97,899      4,434          193        10,702         113,228        (3,197)       110,031
  Total expenses .................   1,622,928    165,238       15,956       145,810       1,949,932         9,928      1,959,860
  EBITDA .........................    (151,241)      (528)      31,549       (52,733)       (172,953)       (9,675)      (182,628)
  Interest income ................      26,205          1          375          (402)         26,179       (13,613)        12,566
  Interest expense, net of
    amounts capitalized ..........    (201,356)      (253)          --            (4)       (201,613)        5,223       (196,390)
  Income tax benefit
    (provision), net .............          --        (46)          --          (108)           (154)           23           (131)
  Net loss .......................  (1,949,914)   (31,884)      27,273     1,161,678        (792,847)        1,698       (791,149)

YEAR ENDED DECEMBER 31, 2000
  Revenue ........................ $ 2,407,554  $ 207,945  $    55,028  $     44,693    $  2,715,220   $    (6,306)  $  2,708,914
  Depreciation and amortization ..     160,910      5,338          121        18,987         185,356       (10,749)       174,607
  Total expenses .................   2,746,000    197,073       (1,695)      197,908       3,139,286        (5,690)     3,133,596
  EBITDA .........................    (177,535)    16,210       56,844       (82,764)       (187,245)      (11,365)      (198,610)
  Interest income ................      79,724         --          220          (211)         79,733       (66,667)        13,066
  Interest expense, net of
    amounts capitalized ..........    (267,650)      (233)          --          (107)       (267,990)       74,305       (193,685)
  Income tax benefit
    (provision), net .............         (48)       (32)          --          (475)           (555)          430           (125)
  Net income (loss) ..............    (775,581)      (155)      52,964       101,561        (621,211)       13,546       (607,665)

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Geographic Information (in thousands)

                                         UNITED STATES      EUROPE        TOTAL
                                         -------------     --------    ------------
1998
Total revenue*.....................      $     967,746     $ 18,163    $    985,909
Long-lived assets..................            955,586        1,498         957,084

1999
Total revenue*.....................      $   1,583,442     $ 22,849    $  1,606,291
Long-lived assets..................          2,033,142        3,099       2,036,241

2000
Total revenue*.....................      $   2,660,827     $ 48,087    $  2,708,914
Long-lived assets..................          2,035,452        3,546       2,038,998

* Revenues are attributed to geographic regions based upon the location from which the sale originated.

Transactions with Major Customers

         During the years ended December 31, 1998, 1999 and 2000, export sales to two customers together totaled $210 million, $126 million and $187 million, respectively. These export sales accounted for approximately 21%, 8% and 7% of the Company's total revenue during each of the three years ended December 31, 1998, 1999 and 2000, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation business unit.

11.  VALUATION AND QUALIFYING ACCOUNTS

         The Company's valuation and qualifying accounts as of December 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                 BALANCE AT     CHARGED TO
                                                BEGINNING OF    COSTS AND                    BALANCE AT
                                                    YEAR         EXPENSES    DEDUCTIONS     END OF YEAR
                                                ------------    ----------   ----------     -----------
YEAR ENDED DECEMBER 31, 1998:
  Assets:
    Allowance for doubtful accounts ...........   $  1,347      $   10,692   $   (9,043)     $  2,996
    Loan loss reserve .........................         61              31          (92)           --
    Reserve for inventory .....................      3,840           1,744         (403)        5,181
  Liabilities:
    Reserve for warranty costs and other ......        710              --         (435)          275

YEAR ENDED DECEMBER 31, 1999:
  Assets:
    Allowance for doubtful accounts ...........   $  2,996      $   23,481   $  (13,368)     $ 13,109
    Reserve for inventory .....................      5,181           1,718       (3,019)        3,880
  Liabilities:
    Reserve for warranty costs and other ......        275              --          (65)          210

YEAR ENDED DECEMBER 31, 2000:
  Assets:
    Allowance for doubtful accounts ...........   $ 13,109      $   45,091   $  (38,266)     $ 19,934
    Reserve for inventory .....................      3,880           6,357         (395)        9,842
  Liabilities:
    Reserve for warranty costs and other ......        210              --           --           210

                            ECHOSTAR DBS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company's quarterly unaudited results of operations are summarized as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                      -------------------------------------------------------
                                       MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                      ----------    ----------    ------------    -----------
                                                       (Unaudited)
Year Ended December 31, 1999:
  Total revenue ...................   $  310,335    $  350,445    $    431,259    $   514,252
  Operating loss ..................      (57,437)      (53,285)        (79,623)      (163,224)
  Net loss ........................     (333,317)     (105,936)       (126,532)      (225,364)

Year Ended December 31, 2000:
  Total revenue ...................   $  568,058    $  642,199    $    694,227    $   804,430
  Operating loss ..................     (145,456)      (90,115)        (82,717)      (106,394)
  Net loss ........................     (191,183)     (137,931)       (128,563)      (149,988)

13.  SUBSEQUENT EVENTS

         During February 2001, EchoStar announced an agreement with Lockheed Martin's International Launch Services to provide launch services for the EchoStar VII and EchoStar VIII satellites, which also includes options for launch services for additional satellites. EchoStar VII is expected to launch in the fourth quarter of 2001 on a Lockheed Martin Atlas III launch vehicle from Cape Canaveral, Fla. EchoStar VIII is expected to launch during the first quarter of 2002 on a Russian Proton K launch vehicle from the Baikonur Cosmodrome in Kazakhstan.