Form 10-Q
period 2001-06-30
ECHOSTAR DBS CORP
filed 2001-08-13
CIK 1042642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         AS OF AUGUST 10, 2001, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 3,000 SHARES OF COMMON STOCK.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 2000 and June 30, 2001 (Unaudited)................................................1

         Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 2000 and 2001 (Unaudited)..................................2

         Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2000 and 2001 (Unaudited)............................................3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................4

Item 2.  Management's Narrative Analysis of Results of Operations...........................................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................None


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................31

Item 2.  Changes in Securities and Use of Proceeds..........................................................*

Item 3.  Defaults Upon Senior Securities....................................................................*

Item 4.  Submission of Matters to a Vote of Security Holders................................................*

Item 5.  Other Information..................................................................................None

Item 6.  Exhibits and Reports on Form 8-K...................................................................36


--------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                            ECHOSTAR DBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      2000              2001
                                                                                  ----------------------------
                                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.................................................     $   91,572        $   67,128
   Marketable investment securities..........................................          4,992            65,544
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $19,934 and 11,257, respectively.......................................        275,321           268,047
   Insurance receivable......................................................        106,000           106,000
   Inventories...............................................................        159,665           149,315
   Other current assets......................................................         25,201            30,268
                                                                                  ----------------------------
Total current assets.........................................................        662,751           686,302
Cash reserved for satellite insurance (Note 4)...............................         82,393            74,196
Property and equipment, net..................................................      1,329,181         1,400,950
FCC authorizations, net......................................................        709,817           700,097
Other noncurrent assets......................................................         86,249            81,757
                                                                                  ----------------------------
     Total assets............................................................     $2,870,391        $2,943,302
                                                                                  ============================

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:


   Trade accounts payable....................................................     $  144,263        $  148,234
   Deferred revenue..........................................................        282,939           336,510
   Accrued expenses..........................................................        615,693           656,795
   Advances from affiliates, net.............................................        758,814           732,483
   Current portion of long-term debt.........................................         19,642            14,343
                                                                                  ----------------------------
Total current liabilities....................................................      1,821,351         1,888,365

Long-term obligations, net of current portion:

   9 1/4% Seven Year Notes...................................................        375,000           375,000
   9 3/8% Ten Year Notes.....................................................      1,625,000         1,625,000
   Mortgages and other notes payable, net of current portion.................         11,644            11,357
   Long-term deferred distribution and carriage revenue and
      other long-term liabilities ...........................................         56,047            80,492
                                                                                  ----------------------------
Total long-term obligations, net of current portion..........................      2,067,691         2,091,849
                                                                                  ----------------------------
     Total liabilities.......................................................      3,889,042         3,980,214

Commitments and Contingencies (Note 5)

Stockholder's Deficit:
   Common Stock, $.01 par value, 3,000 shares authorized, issued and
   outstanding...............................................................              -                 -
   Additional paid-in capital................................................      1,440,252         1,438,206
   Deferred stock-based compensation.........................................        (58,193)          (41,680)
   Accumulated other comprehensive income (loss).............................             (7)               63
   Accumulated deficit.......................................................     (2,400,703)       (2,433,501)
                                                                                  ----------------------------
Total stockholder's deficit..................................................     (1,018,651)       (1,036,912)
                                                                                  ----------------------------
     Total liabilities and stockholder's deficit.............................     $2,870,391        $ 2,943,302
                                                                                  ============================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------       -------------------------
                                                                  2000              2001             2000            2001
                                                               ----------------------------       -------------------------
REVENUE:
   DISH Network:
     Subscription television services......................    $ 554,234         $ 882,047       $1,030,539      $1,675,585
     Other.................................................        2,874             4,291            4,808           7,727
                                                               ----------------------------       -------------------------
   Total DISH Network......................................      557,108           886,338        1,035,347       1,683,312
   DTH equipment sales and integration services............       58,685            45,989          119,500          85,674
   Other...................................................       26,406            30,273           55,410          51,920
                                                               ----------------------------       -------------------------
Total revenue..............................................      642,199           962,600        1,210,257       1,820,906

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses...........................      234,182           361,692          438,142         681,029
     Customer service center and other.....................       68,340            69,914          124,389         134,697
     Satellite and transmission............................       11,590             8,224           23,914          17,034
                                                               ----------------------------       -------------------------
   Total DISH Network operating expenses...................      314,112           439,830          586,445         832,760
   Cost of sales - DTH equipment and integration services..       47,143            31,127           94,071          59,901
   Cost of sales - other...................................        7,116            20,813           15,231          34,489
   Marketing:
     Subscriber promotion subsidies - promotional DTH
       equipment...........................................      154,568           105,488          326,706         295,753
     Subscriber promotion subsidies - other................       79,614           122,455          163,502         206,348
     Advertising and other.................................       24,332            26,484           47,497          53,038
                                                               ----------------------------       -------------------------
   Total marketing expenses................................      258,514           254,427          537,705         555,139
   General and administrative..............................       51,827            82,505          105,422         154,220
   Non-cash, stock-based compensation......................       13,022             7,011           27,031          14,467
   Depreciation and amortization...........................       40,580            59,703           79,923         115,208
                                                               ----------------------------       -------------------------
Total costs and expenses...................................      732,314           895,416        1,445,828       1,766,184
                                                               ----------------------------       -------------------------

Operating income (loss)....................................      (90,115)           67,184         (235,571)         54,722

Other Income (Expense):
   Interest income.........................................        2,480             2,295            5,682           5,621
   Interest expense........................................      (48,599)          (47,987)         (97,216)        (96,055)
   Other...................................................       (1,671)            3,615           (1,950)          2,914
                                                               ----------------------------       -------------------------
Total other expense........................................      (47,790)          (42,077)         (93,484)        (87,520)
                                                               ----------------------------       -------------------------

Income (loss) before income taxes..........................     (137,905)           25,107         (329,055)        (32,798)
Income tax provision, net..................................          (26)                -              (59)              -
                                                               ----------------------------       -------------------------
Net income (loss)..........................................    $(137,931)        $  25,107       $ (329,114)      $ (32,798)
                                                               ============================       =========================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                  --------------------------
                                                                                     2000            2001
                                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................    $ (329,114)      $ (32,798)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Deferred stock-based compensation recognized..............................        27,031          14,467
   Depreciation and amortization.............................................        79,923         115,208
   Amortization of debt discount and deferred financing costs................         1,640           1,640
   Change in long-term deferred distribution and carriage revenue and
     other long-term liabilities.............................................         6,433          24,304
   Other, net................................................................         1,933           8,002
   Changes in current assets and current liabilities.........................        36,241         108,132
                                                                                  --------------------------
Net cash flows from operating activities.....................................      (175,913)        238,955

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable investment securities................................             -        (391,222)
Sales of marketable investment securities....................................        19,775         330,740
Change in cash reserved for satellite insurance due to depreciation on related
  satellites (Note 4)........................................................             -           8,197
Purchases of property and equipment..........................................       (64,573)       (179,197)
                                                                                  --------------------------
Net cash flows from investing activities.....................................       (44,798)       (231,482)


CASH FLOWS FROM FINANCING ACTIVITIES:

Non-interest bearing advances from affiliates................................       171,276         (26,331)
Repayments of mortgage indebtedness and notes payable........................        (7,847)         (5,586)
                                                                                  --------------------------
Net cash flows from financing activities.....................................       163,429         (31,917)
                                                                                  --------------------------

Net decrease in cash and cash equivalents....................................       (57,282)        (24,444)
Cash and cash equivalents, beginning of period...............................       159,761          91,572
                                                                                  --------------------------
Cash and cash equivalents, end of period.....................................     $ 102,479       $  67,128
                                                                                  ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Forfeitures of deferred non-cash, stock-based compensation................     $   5,994       $    2,046

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            ECHOSTAR DBS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

         EchoStar DBS Corporation ("EDBS," or the "Company"), is a wholly-owned subsidiary of EchoStar Broadband Corporation ("EBC"), which is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EDBS' management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the six months ended June 30, 2001. Substantially all of EchoStar's operations are conducted by subsidiaries of EDBS. EDBS is dependent on EBC and ECC for the continued funding of its operations, to the extent that EDBS does not engage in its own capital funding efforts. The operations of EchoStar include two interrelated business units (Note 6):

     - The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of March 31, 2001, we had approximately 6.07 million DISH Network subscribers.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Comprehensive Income (Loss)

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  --------------------------
                                                                                     2000             2001
                                                                                  --------------------------
                                                                                          (Unaudited)

Net loss......................................................................    $ (329,114)      $ (32,798)
Unrealized holding (losses) gains on available-for-sale securities arising
   during period..............................................................           (51)             70
                                                                                  --------------------------
Comprehensive loss............................................................    $ (329,165)      $ (32,728)
                                                                                  ==========================

         Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

3.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                                   DECEMBER 31,         JUNE 30,
                                                                      2000               2001
                                                                  ------------------------------
Finished goods - DBS.......................................       $   94,997          $   82,836
Raw materials..............................................           40,069              42,139
Finished goods - reconditioned and other...................           23,101              20,183
Work-in-process............................................            8,879              11,536
Consignment................................................            2,461               1,698
Reserve for excess and obsolete inventory..................           (9,842)             (9,077)
                                                                  ------------------------------
                                                                   $ 159,665           $ 149,315
                                                                   =============================

4.       PROPERTY AND EQUIPMENT

EchoStar VI

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April, 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, we believe that one stationkeeping thruster and a pair of transponders are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of the anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired on July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, EchoStar believes that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepted their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

         The indentures related to the outstanding senior notes of EDBS contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar had procured normal and customary launch insurance for EchoStar VI, which expired on July 14, 2001. As a result, EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV, EchoStar V and EchoStar VI. To satisfy insurance covenants related to the outstanding EDBS senior notes, as of June 30, 2001, EchoStar reclassified approximately $74 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. Cash reserved for satellite insurance increased by approximately $60 million on July 14, 2001 as a result of the expiration of the EchoStar VI launch insurance policy. The reclassification will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts. EchoStar believes it has in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of its in-

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity could not be assured in the event of multiple satellite losses.

5.       COMMITMENTS AND CONTINGENCIES

DirecTV

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state antitrust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. EchoStar subsequently amended the complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment on certain of EchoStar's claims. DirecTV's motion remains pending.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain trademarks owned by PrimeStar, which is now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on August 21, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. EchoStar and KBS intend to vigorously defend against DirecTV's allegations in the litigation. The arbitration between DirecTV and KBS was held in June 2001, with closing arguments held on July 3, 2001. On July 10, 2001, the parties submitted post-hearing briefs. The arbitration panel has indicated that a ruling in the arbitration will be issued in late August or early September 2001. DirecTV has alleged damages in the arbitration in excess of $200 million.

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

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and continued August 7, 2001. The arbitration hearing is expected to conclude on or before August 17, 2001. While there can be no assurance that the attorneys will claim a right to hundreds of millions of dollars, the damage model the attorneys presented at the arbitration was for $56 million. EchoStar believes that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but EchoStar cannot predict with certainty what the arbitration panel will decide. EchoStar continues to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court supervised mediation. On July 11, 2001, the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 8, 2001, the parties participated in another court ordered mediation but were unable to reach a resolution. On August 10, 2001, the mediator reported to the Eleventh Circuit that despite the parties' extensive efforts, the parties were unable to resolve their differences and that further efforts at mediation "will not contribute to a resolution of the dispute between the parties at this time." The mediator therefore advised the Eleventh Circuit that it may rule upon EchoStar's appeal.

         EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as August 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar more recently filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 which relate to certain electronic program guide functions. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest these counterclaims.

         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina case has been stayed pending resolution of the ITC action and EchoStar expects that the Atlanta action will also be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by April 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. Portions of EchoStar's receivers are currently manufactured outside the United States. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman hearing was recently held and the case is not expected to go to trial before November of 2001. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. One patent was subsequently dropped by plaintiffs. The Court entered summary judgment in favor of EchoStar that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by EchoStar. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. EchoStar intends to appeal the decision and plaintiffs have indicated they will appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. EchoStar has not yet filed a responsive pleading. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and intends to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code
Sections 17500, 17200. EchoStar has filed an answer and the case is currently in discovery. No motion for class certification has been filed to date. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs allege breach of contract and breach of the covenant of good faith and fair dealing and seek declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

6.       SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

         Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. During 2000, under this definition, we were operating as three separate business units. However, beginning 2001, it was determined that the chief operating decision maker of our Company regularly

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

evaluates the following two separate business units. All prior year amounts have been restated to conform to the current year presentation. Eliminations and other primarily consists of intercompany eliminations. These amounts also consist of revenue and expenses from other immaterial operating segments for which the disclosure requirements of FAS No. 131 do not apply.

                                                 ECHOSTAR        ELIMINATIONS        ECHOSTAR           OTHER
                                  DISH         TECHNOLOGIES        AND OTHER,      CONSOLIDATED        ECHOSTAR           DBS AND
                                NETWORK        CORPORATION            NET             TOTAL            ACTIVITY        SUBSIDIARIES
                             -----------       ------------      ------------      ------------      -----------       ------------
THREE MONTHS ENDED JUNE
   30, 2000
  Revenue                    $   572,786       $    48,045       $    25,298       $   646,129       $    (3,930)      $   642,199
  Net income (loss)             (149,964)            4,139            12,965          (132,860)           (5,071)         (137,931)

THREE MONTHS ENDED JUNE
   30, 2001
  Revenue                    $   906,590       $    25,760       $    33,922       $   966,272       $    (3,672)      $   962,600
  Net income (loss)               33,537            (7,469)          (23,819)            2,249            22,858            25,107

SIX MONTHS ENDED JUNE
   30, 2000
  Revenue                    $ 1,057,234       $   100,514       $    54,102       $ 1,211,850       $    (1,593)      $ 1,210,257
  Net income (loss)             (340,728)             (355)           23,093          (317,990)          (11,124)         (329,114)

SIX MONTHS ENDED JUNE
   30, 2001
  Revenue                    $ 1,724,581       $    44,488       $    59,133       $ 1,828,202       $    (7,296)      $ 1,820,906
  Net income (loss)             (188,330)          (15,257)           38,795          (164,792)          131,994           (32,798)

7.       FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the "Non-Guarantors"), the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the "Subsidiary Guarantors").

         The combined assets, stockholder's equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder's equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the six months ended June 30, 2000 and 2001. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

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

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Consolidating Balance Sheets - As of December 31, 2000

                                                                       SUBSIDIARY
                                                                       GUARANTORS
                                                       EDBS - PC        AND OTHER            C&E                 EDBS
                                                     -----------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                         $   (79,319)      $   170,891       $        --       $    91,572
   Marketable investment securities                        4,992                --                --             4,992
   Trade accounts receivable, net of allowance
    for uncollectible accounts of $19,934                     --           275,321                --           275,321
   Insurance receivable                                  106,000                --                --           106,000
   Inventories                                                --           159,665                --           159,665
   Other current assets                                       66            25,135                --            25,201
                                                     -----------------------------------------------------------------
Total current assets                                      31,739           631,012                --           662,751
Cash reserved for satellite insurance                     82,393                --                --            82,393
Property and equipment, net                                   --         1,329,181                --         1,329,181
FCC authorizations, net                                       --           709,817                --           709,817
Investment in subsidiaries                               278,341               189          (278,530)               --
Other noncurrent assets                                   24,974            61,275                --            86,249
                                                     -----------------------------------------------------------------
     Total assets                                    $   417,447       $ 2,731,474       $  (278,530)      $ 2,870,391
                                                     =================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:


   Trade accounts payable                            $        58       $   144,205       $        --       $   144,263
   Deferred revenue                                           --           282,939                --           282,939
   Accrued expenses                                       80,890           534,803                --           615,693
   Advances (to) from affiliates, net                   (703,043)        1,461,857                --           758,814
   Current portion of long-term debt                          --            19,642                --            19,642
                                                     -----------------------------------------------------------------
Total current liabilities                               (622,095)        2,443,446                --         1,821,351

Long-term obligations, net of current portion:

   9 1/4% Seven Year Notes                               375,000                --                --           375,000
   9 3/8% Ten Year Notes                               1,625,000                --                --         1,625,000
   1994 Notes, 1996 Notes, 1997 Notes,
    mortgages and other notes payable, net of
    current portion                                           --            11,644                --            11,644
   Long-term deferred distribution and carriage
    revenue and other long-term liabilities                   --            56,047                --            56,047
                                                     -----------------------------------------------------------------
Total long-term obligations, net of current
portion                                                2,000,000            67,691                --         2,067,691
                                                     -----------------------------------------------------------------
     Total liabilities                                 1,377,905         2,511,137                --         3,889,042

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 3,000 shares
    authorized, issued and outstanding                        --            15,405           (15,405)               --
   Additional paid-in capital                          1,440,252         1,469,059        (1,469,059)        1,440,252
   Deferred stock-based compensation                          --           (58,193)               --           (58,193)
   Accumulated other comprehensive loss                       (7)               --                --                (7)
   Accumulated deficit                                (2,400,703)       (1,205,934)        1,205,934        (2,400,703)
                                                     -----------------------------------------------------------------
Total stockholder's equity (deficit)                    (960,458)          220,337          (278,530)       (1,018,651)
                                                     -----------------------------------------------------------------
     Total liabilities and stockholder's equity
     (deficit)                                       $   417,447       $ 2,731,474       $  (278,530)      $ 2,870,391
                                                     =================================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Balance Sheets - As of June 30, 2001

                                                                        SUBSIDIARY
                                                                        GUARANTORS
                                                       EDBS - PC        AND OTHER            C&E               EDBS
                                                     -----------------------------------------------------------------
ASSETS
Current Assets:

   Cash and cash equivalents                         $    81,760       $   (14,632)      $        --       $    67,128
   Marketable investment securities                       65,544                --                --            65,544
   Trade accounts receivable, net of allowance
    for uncollectible accounts of $11,257                     --           268,047                --           268,047
   Insurance receivable                                  106,000                --                --           106,000
   Inventories                                                --           149,315                --           149,315
   Other current assets                                      (21)           30,289                --            30,268
                                                     -----------------------------------------------------------------
Total current assets                                     253,283           433,019                --           686,302
Cash reserved for satellite insurance                     74,196                --                --            74,196
Property and equipment, net                                   --         1,400,950                --         1,400,950
FCC authorizations, net                                       --           700,097                --           700,097
Investment in subsidiaries                               332,988               189          (333,177)               --
Other noncurrent assets                                   23,835            57,922                --            81,757
                                                     -----------------------------------------------------------------
     Total assets                                    $   684,302       $ 2,592,177       $  (333,177)      $ 2,943,302
                                                     =================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:


   Trade accounts payable                            $        --       $   148,234       $        --       $   148,234
   Deferred revenue                                           --           336,510                --           336,510
   Accrued expenses                                       79,142           577,653                --           656,795
   Advances (to) from affiliates, net                   (399,608)        1,132,091                --           732,483
   Current portion of long-term debt                          --            14,343                --            14,343
                                                     -----------------------------------------------------------------
Total current liabilities                               (320,466)        2,208,831                --         1,888,365

Long-term obligations, net of current portion:

   9 1/4% Seven Year Notes                               375,000                --                --           375,000
   9 3/8% Ten Year Notes                               1,625,000                --                --         1,625,000
   Mortgages and other notes payable, net of
    current portion                                           --            11,357                --            11,357
   Long-term deferred distribution and carriage
    revenue and other long-term liabilities                   --            80,492                --            80,492
                                                     -----------------------------------------------------------------
Total long-term obligations, net of current
portion                                                2,000,000            91,849                --         2,091,849
                                                     -----------------------------------------------------------------
     Total liabilities                                 1,679,534         2,300,680                --         3,980,214

Stockholder's Equity (Deficit):
   Common Stock, $.01 par value, 3,000 shares
    authorized, issued and outstanding                        --            14,380           (14,380)               --
   Additional paid-in capital                          1,438,206         1,466,404        (1,466,404)        1,438,206
   Deferred stock-based compensation                          --           (41,680)               --           (41,680)
   Accumulated other comprehensive income                     63                --                --                63
   Accumulated deficit                                (2,433,501)       (1,147,607)        1,147,607        (2,433,501)
                                                     -----------------------------------------------------------------
Total stockholder's equity (deficit)                    (995,232)          291,497          (333,177)       (1,036,912)
                                                     -----------------------------------------------------------------
     Total liabilities and stockholder's equity
     (deficit)                                       $   684,302       $ 2,592,177       $  (333,177)      $ 2,943,302
                                                     =================================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Statements of Operations - Three Months Ended June 30, 2000

                                                                                SUBSIDIARY
                                                                                GUARANTORS
                                                                  EDBS - PC     AND OTHER           C&E           EDBS
                                                                ---------------------------------------------------------
REVENUE:
   DISH Network:
     Subscription television services                           $      --       $ 554,234       $      --       $ 554,234
     Other                                                             --           2,892             (18)          2,874
                                                                ---------------------------------------------------------
   Total DISH Network                                                  --         557,126             (18)        557,108
   DTH equipment sales and integration services                        --          58,690              (5)         58,685
   Other                                                               --          26,406              --          26,406
                                                                ---------------------------------------------------------
Total revenue                                                          --         642,222             (23)        642,199

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses                                       --         234,182              --         234,182
     Customer service center and other                                 --          68,363             (23)         68,340
     Satellite and transmission                                        --          11,591              (1)         11,590
                                                                ---------------------------------------------------------
   Total DISH Network operating expenses                               --         314,136             (24)        314,112
   Cost of sales - DTH equipment and integration services              --          47,142               1          47,143
   Cost of sales - other                                               --           7,116              --           7,116
   Marketing:
     Subscriber promotion subsidies                                    --         234,170              12         234,182
     Advertising and other                                             --          24,334              (2)         24,332
                                                                ---------------------------------------------------------
   Total marketing expenses                                            --         258,504              10         258,514
   General and administrative                                          42          51,795             (10)         51,827
   Non-cash, stock-based compensation                                  --          13,022              --          13,022
   Depreciation and amortization                                       --          40,580              --          40,580
                                                                ---------------------------------------------------------
Total costs and expenses                                               42         732,295             (23)        723,314
                                                                ---------------------------------------------------------

Operating loss                                                        (42)        (90,073)             --         (90,115)

Other Income (Expense):
   Interest income                                                    443           2,037              --           2,480
   Interest expense                                               (47,795)           (804)             --         (48,599)
   Equity in loss of subsidiaries                                 (89,937)             --          89,937              --
   Other                                                             (600)         (1,071)             --          (1,671)
                                                                ---------------------------------------------------------
Total other income (expense)                                     (137,889)            162          89,937         (47,790)
                                                                ---------------------------------------------------------
Loss before income taxes                                         (137,931)        (89,911)         89,937        (137,905)
Income tax provision, net                                              --             (26)             --             (26)
                                                                ---------------------------------------------------------
Net loss                                                        $(137,931)      $ (89,937)      $  89,937       $(137,931)
                                                                =========================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Statements of Operations - Three Months Ended June 30, 2001

                                                                               SUBSIDIARY
                                                                               GUARANTORS
                                                                  EDBS - PC     AND OTHER           C&E           EDBS
                                                                ---------------------------------------------------------
REVENUE:
   DISH Network:

     Subscription television services                           $      --       $ 882,047       $      --       $ 882,047
     Other                                                             --           4,291              --           4,291
                                                                ---------------------------------------------------------
   Total DISH Network                                                  --         886,338              --         886,338
   DTH equipment sales and integration services                        --          45,990              (1)         45,989
   Other                                                               --          30,273              --          30,273
                                                                ---------------------------------------------------------
Total revenue                                                          --         962,601              (1)        962,600

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses                                       --         361,692              --         361,692
     Customer service center and other                                 --          69,914              --          69,914
     Satellite and transmission                                        --           8,224              --           8,224
                                                                ---------------------------------------------------------
   Total DISH Network operating expenses                               --         439,830              --         439,830
   Cost of sales - DTH equipment and integration services              --          31,128              (1)         31,127
   Cost of sales - other                                               --          20,813              --          20,813
   Marketing:
     Subscriber promotion subsidies                                    --         227,943              --         227,943
     Advertising and other                                             --          26,484              --          26,484
                                                                ---------------------------------------------------------
   Total marketing expenses                                            --         254,427              --         254,427
   General and administrative                                         263          82,242              --          82,505
   Non-cash, stock-based compensation                                  --           7,011              --           7,011
   Depreciation and amortization                                       --          59,703              --          59,703
                                                                ---------------------------------------------------------
Total costs and expenses                                              263         895,154              (1)        895,416
                                                                ---------------------------------------------------------

Operating loss                                                       (263)         67,447              --          67,184

Other Income (Expense):
   Interest income                                                  2,238              57              --           2,295
   Interest expense                                               (47,577)           (410)             --         (47,987)
   Equity in loss of subsidiaries                                  66,696              --         (66,696)             --
   Other                                                            4,013            (398)             --            3615
                                                                ---------------------------------------------------------
Total other income (expense)                                       25,370            (751)        (66,696)        (42,077)
                                                                ---------------------------------------------------------

Income (loss) before income taxes                                  25,107          66,696         (66,696)         25,107
Income tax provision, net                                              --              --              --              --
                                                                ---------------------------------------------------------
Net income (loss)                                               $  25,107       $  66,696       $ (66,696)      $  25,107
                                                                =========================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Statements of Operations - Six Months Ended June 30, 2000

                                                                                  SUBSIDIARY
                                                                                  GUARANTORS
                                                                   EDBS - PC       AND OTHER            C&E              EDBS
                                                                -----------------------------------------------------------------
REVENUE:
   DISH Network:
     Subscription television services                           $        --       $ 1,030,539       $        --       $ 1,030,539
     Other                                                               --             4,903               (95)            4,808
                                                                -----------------------------------------------------------------
   Total DISH Network                                                    --         1,035,442               (95)        1,035,347
   DTH equipment sales and integration services                          --           119,505                (5)          119,500
   Other                                                                 --            55,410                --            55,410
                                                                -----------------------------------------------------------------
Total revenue                                                            --         1,210,357              (100)        1,210,257

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses                                         --           438,142                --           438,142
     Customer service center and other                                   --           124,485               (96)          124,389
     Satellite and transmission                                          --            23,915                (1)           23,914
                                                                -----------------------------------------------------------------
   Total DISH Network operating expenses                                 --           586,542               (97)          586,445
   Cost of sales - DTH equipment and integration services                --            94,068                 3            94,071
   Cost of sales - other                                                 --            15,231                --            15,231
   Marketing:
     Subscriber promotion subsidies                                      --           490,193                15           490,208
     Advertising and other                                               --            47,507               (10)           47,497
                                                                -----------------------------------------------------------------
   Total marketing expenses                                              --           537,700                 5           537,705
   General and administrative                                            46           105,387               (11)          105,422
   Non-cash, stock-based compensation                                    --            27,031                --            27,031
   Depreciation and amortization                                         --            79,923                --            79,923
                                                                -----------------------------------------------------------------
Total costs and expenses                                                 46         1,445,882              (100)        1,445,828
                                                                -----------------------------------------------------------------

Operating loss                                                          (46)         (235,525)               --          (235,571)

Other Income (Expense):
   Interest income                                                    2,155             3,527                --             5,682
   Interest expense                                                 (95,427)           (1,789)               --           (97,216)
   Equity in loss of subsidiaries                                  (235,196)               --           235,196                --
   Other                                                               (600)           (1,350)               --            (1,950)
                                                                -----------------------------------------------------------------
Total other income (expense)                                       (329,068)              388           235,196           (93,484)
                                                                -----------------------------------------------------------------

Loss before income taxes                                           (329,114)         (235,137)          235,196          (329,055)
Income tax provision, net                                                --               (59)               --               (59)
                                                                -----------------------------------------------------------------
Net loss                                                        $  (329,114)      $  (235,196)      $   235,196       $  (329,114)
                                                                =================================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Statements of Operations - Six Months Ended June 30, 2001

                                                                                  SUBSIDIARY
                                                                                  GUARANTORS
                                                                   EDBS - PC       AND OTHER            C&E              EDBS
                                                                -----------------------------------------------------------------
REVENUE:
   DISH Network:
     Subscription television services                           $        --       $ 1,675,585       $        --       $ 1,675,585
     Other                                                               --             7,727                --             7,727
                                                                -----------------------------------------------------------------
   Total DISH Network                                                    --         1,683,312                --         1,683,312
   DTH equipment sales and integration services                          --            85,676                (2)           85,674
   Other                                                                 --            51,920                --            51,920
                                                                -----------------------------------------------------------------
Total revenue                                                            --         1,820,908                (2)        1,820,906

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses                                         --           681,029                --           681,029
     Customer service center and other                                   --           134,697                --           134,697
     Satellite and transmission                                          --            17,034                --            17,034
                                                                -----------------------------------------------------------------
   Total DISH Network operating expenses                                 --           832,760                --           832,760
   Cost of sales - DTH equipment and integration services              (300)           60,203                (2)           59,901
   Cost of sales - other                                                 --            34,489                --            34,489
   Marketing:
     Subscriber promotion subsidies                                      --           502,101                --           502,101
     Advertising and other                                               --            53,038                --            53,038
                                                                -----------------------------------------------------------------
   Total marketing expenses                                              --           555,139                --           555,139
   General and administrative                                           775           153,445                --           154,220
   Non-cash, stock-based compensation                                    --            14,467                --            14,467
   Depreciation and amortization                                         --           115,208                --           115,208
                                                                -----------------------------------------------------------------
Total costs and expenses                                                475         1,765,711                (2)        1,766,184
                                                                -----------------------------------------------------------------

Operating income (loss)                                                (475)           55,197                --            54,722

Other Income (Expense):
   Interest income                                                    2,725             2,896                --             5,621
   Interest expense                                                 (95,154)             (901)               --           (96,055)
   Equity in loss of subsidiaries                                    56,693                --           (56,693)               --
   Other                                                              3,413              (499)               --             2,914
                                                                -----------------------------------------------------------------
Total other income (expense)                                        (32,323)            1,496           (56,693)          (87,520)
                                                                -----------------------------------------------------------------

Income (loss) before income taxes                                   (32,798)           56,693           (56,693)          (32,798)
Income tax provision, net                                                --                --                --                --
                                                                -----------------------------------------------------------------
Net income (loss)                                               $   (32,798)      $    56,693       $   (56,693)      $   (32,798)
                                                                =================================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Statements of Cash Flows - Six Months Ended June 30, 2000

                                                                                       SUBSIDIARY
                                                                                       GUARANTORS
                                                                         EDBS - PC      AND OTHER          C&E             EDBS
                                                                        ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(329,114)      $(235,196)      $ 235,196       $(329,114)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of subsidiaries                                       235,196              --        (235,196)             --
   Deferred stock-based compensation (forfeitures) recognized                  --          27,031              --          27,031
   Depreciation and amortization                                               --          79,923              --          79,923
   Amortization of debt discount and deferred financing costs               1,638               2              --           1,640
   Change in long-term deferred satellite services revenue and
     other long-term liabilities                                               --           6,433              --           6,433
   Other, net                                                                  --           1,933              --           1,933
   Changes in current assets and current liabilities                       (3,373)         39,614              --          36,241
                                                                        ---------------------------------------------------------
Net cash flows from operating activities                                  (95,653)        (80,260)             --        (175,913)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of marketable investment securities                                  19,775              --              --          19,775
Purchases of property and equipment                                            --         (64,573)             --         (64,573)
                                                                        ---------------------------------------------------------
Net cash flows from investing activities                                   19,775         (64,573)             --         (44,798)

CASH FLOWS FROM FINANCING ACTIVITIES:

Non-interest bearing advances from affiliates                             (36,198)        207,474              --         171,276
Repayments of mortgage indebtedness and other notes payable                    --          (7,847)             --          (7,847)
                                                                        ---------------------------------------------------------
Net cash flows from financing activities                                  (36,198)        199,627              --         163,429
                                                                        ---------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     (112,076)         54,794              --         (57,282)
Cash and cash equivalents, beginning of year                              120,133          39,628              --         159,761
                                                                        ---------------------------------------------------------
Cash and cash equivalents, end of year                                  $   8,057       $  94,422       $      --       $ 102,479
                                                                        =========================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Consolidating Statements of Cash Flows  - Six Months Ended June 30, 2001

                                                                                       SUBSIDIARY
                                                                                       GUARANTORS
                                                                         EDBS - PC      AND OTHER          C&E             EDBS
                                                                        ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (32,798)      $  56,693       $ (56,693)      $ (32,798)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of subsidiaries                                        (56,693)             --          56,693              --
   Deferred stock-based compensation (forfeitures) recognized                   --          14,467              --          14,467
   Depreciation and amortization                                                --         115,208              --         115,208
   Amortization of debt discount and deferred financing costs                1,638               2              --           1,640
   Change in long-term deferred satellite services revenue and
     other long-term liabilities                                                --          24,304              --          24,304
   Other, net                                                                   --           8,002              --           8,002
   Changes in current assets and current liabilities                        (1,719)        109,851              --         108,132
                                                                        ----------------------------------------------------------
Net cash flows from operating activities                                   (89,572)        328,527              --         238,995

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable investment securities                             (391,222)             --              --        (391,222)
Sales of marketable investment securities                                  330,740              --              --         330,740
Change in cash reserved for satellite insurance due to depreciation
   on related satellites                                                     8,197              --              --           8,197
Purchases of property and equipment                                             --        (179,197)             --        (179,197)
                                                                        ----------------------------------------------------------
Net cash flows from investing activities                                   (52,285)       (179,197)             --        (231,482)

CASH FLOWS FROM FINANCING ACTIVITIES:

Non-interest bearing advances from affiliates                              302,936        (329,267)             --         (26,331)
Repayments of mortgage indebtedness and other notes payable                     --          (5,586)             --          (5,586)
                                                                        ----------------------------------------------------------
Net cash flows from financing activities                                   302,936        (334,853)             --         (31,917)
                                                                        ----------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       161,079        (185,523)             --         (24,444)
Cash and cash equivalents, beginning of year                               (79,319)        170,891              --          91,572
                                                                        ----------------------------------------------------------
Cash and cash equivalents, end of year                                   $  81,760       $ (14,632)      $      --       $  67,128
                                                                        ==========================================================

                            ECHOSTAR DBS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


8.       SUBSEQUENT EVENTS

DirecTV

         On August 5, 2001, EchoStar announced that it made a proposal to General Motors to combine EchoStar with Hughes Electronic Corporation in a stock-for-stock transaction.

EchoStar V

         EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. While no further momentum wheel losses are expected, until the root cause of the anomaly is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. The extent to which the loss of an additional momentum wheel would impair commercial operation has not yet been finally determined, but terms for in-orbit insurance, if procured, could be impacted.

StarBand

         On July 11, 2001, EchoStar announced that, subject, among other things, to customary regulatory approvals, it intends to increase its equity stake in StarBand Communications Inc. to approximately 32% and acquire four out of seven seats on the StarBand Board of Directors. In exchange, EchoStar would invest an additional $50 million in StarBand. Further, EchoStar would lease transponder capacity to StarBand from a next generation satellite. In accordance with the agreement and subject to customary regulatory approvals, EchoStar's equity stake would increase to approximately 60% upon commencement of the construction of the next generation satellite. This investment is expected to be accounted for using the equity method of accounting, which will be retroactively applied during the third quarter 2001.

ITEM 2.  MANAGEMENT'S NARATIVE ANALYSIS OF RESULTS OF OPERATIONS

         All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause our actual results to differ materially are the following: a total or partial loss of one or more satellites due to operational failures, space debris or otherwise; delays in the construction of our seventh, eighth or ninth satellites; an unsuccessful deployment of future satellites; inability to settle outstanding claims with insurers; a decrease in sales of digital equipment and related services to international direct-to-home service providers; a decrease in DISH Network subscriber growth; an increase in subscriber turnover; an increase in subscriber acquisition costs; an inability to obtain certain retransmission consents; our inability to retain necessary authorizations from the FCC; an inability to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; an increase in competition from cable as a result of digital cable or otherwise, direct broadcast satellite, other satellite system operators, and other providers of subscription television services; future acquisitions, business combinations, strategic partnerships and divestitures; the introduction of new technologies and competitors into the subscription television business; a change in the regulations governing the subscription television service industry; the outcome of any litigation in which we may be involved; general business and economic conditions; and other risk factors described from time to time in our reports and statements filed with the Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000.

         Revenue. Total revenue for the three months ended June 30, 2001 was $963 million, an increase of $321 million compared to total revenue for the three months ended June 30, 2000 of $642 million. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $882 million for the three months ended June 30, 2001, an increase of $328 million compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. DISH Network added approximately 350,000 net new subscribers for the three months ended June 30, 2001 compared to approximately 445,000 net subscriber additions during the same period in 2000. The reduction in net new subscribers for the quarter ended June 30, 2001 primarily resulted from increased churn. As of June 30, 2001, we had approximately 6.07 million DISH Network subscribers compared to approximately 4.3 million at June 30, 2000, an increase of approximately 41%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to 1.75 million net new subscribers during 2001, and to obtain a majority of all net new DBS subscribers. This subscriber guidance has been refined from our previous estimate of 1.5 to 2.0 million net new subscriber additions during 2001.

         Monthly average revenue per subscriber was approximately $50.00 during the three months ended June 30, 2001 and approximately $45.22 during the same period in 2000. For the six months ended June 30, 2001, our monthly average revenue per subscriber was approximately $49.00. The increase in monthly average revenue per subscriber is primarily attributable to $1.00 price increases in America's Top 100 CD, our most popular programming package, during both May 2000 and February 2001, the increased availability of local channels by satellite, the successful introduction of our $39.99 per month America's Top 150 programming package during April 2000 together with an increase in subscriber penetration in our higher priced Digital Home Plans. Anticipated programming promotions may reduce monthly average revenue per subscriber for new subscriber additions during the third quarter of 2001. Those reductions would also impact monthly average revenue per subscriber in total during the third quarter.

         For the three months ended June 30, 2001, DTH equipment sales and integration services revenue totaled $46 million, a decrease of $13 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

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

         In order, among other things, to comply with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we may terminate the delivery of distant network channels to certain of our subscribers. Additionally, during 2000, the FCC issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. Further, in the event our EchoStar VII spot beam satellite is not delivered and launched in accordance with contractual schedules, or for any other reason is not operational by January 1, 2002, we could be required to temporarily terminate delivery of local network channels in specific markets. Such terminations could be necessary in order to comply with government imposed must carry obligations to carry all channels in markets where popular channels are carried. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber churn. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $440 million during the three months ended June 30, 2001, an increase of $126 million or 40% compared to the same period in 2000. DISH Network operating expenses represented 50% and 57% of subscription television services revenue during the three months ended June 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. We would expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001, however, anticipated programming promotions could cause the percentage to increase.

         Subscriber-related expenses totaled $362 million during the three months ended June 30, 2001, an increase of $128 million compared to the same period in 2000. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% and 42% of subscription television services revenues during the three months ended June 30, 2001 and 2000, respectively. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $70 million during the three months ended June 30, 2001, an increase of $2 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended June 30, 2001, as compared to 12% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during the remainder of 2001. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $8 million during the three months ended June 30, 2001, a $4 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the three months ended June 30, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue, to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully place commercial in-orbit insurance.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $31 million during the three months ended June 30, 2001, a decrease of $16 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 68% and 80% of DTH equipment revenue, during the three months ended June 30, 2001 and 2000, respectively.

         Marketing Expenses. We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $254 million during the three months ended June 30, 2001 compared to $259 million for the same period in 2000. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $26 million and $24 million during the three months ended June 30, 2001 and 2000, respectively.

         During the three months ended June 30, 2001, our marketing promotions included our Digital Home Plan, Free Now and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

         During July 2000, we announced the commencement of our new Digital Dynamite promotion. This promotion was re-named the Digital Home Plan effective February 1, 2001. The Digital Home Plan offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two or more EchoStar receiver systems and our

America's Top 150 programming package for $49.99 per month. Consumers may also choose from one of our DishPVR Plans which includes the use of two or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for video tape. The DishPVR Plans also included either America's Top 100 CD or DISH Latino Dos programming package for $49.99 per month or America's Top 150 programming package for $59.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment.

         During February 2001, we announced our Free Now promotion offering all new subscribers a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Subscriber acquisition costs are materially higher under this plan compared to historical promotions. To the extent that actual consumer participation levels increase beyond current levels, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the Free Now promotion, we intend to continue it through at least July 2001.

         We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended June 30, 2001, our subscriber acquisition costs totaled approximately $252 million, or approximately $384 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the three months ended June 30, 2000, prior to the introduction of our Digital Home Plan, totaled $252 million, or approximately $408 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from an increase in direct sales and an increase in penetration of our Digital Home Plans. While there can be no assurance, we expect total subscriber acquisition costs for the year ended December 31, 2001 to be less than our prior estimate of approximately $450 per subscriber.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our Free Now program, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $83 million during the three months ended June 30, 2001, an increase of $31 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% and 8% of total revenue during the three months ended June 30, 2001 and 2000, respectively. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended June 30, 2001 and 2000 we recognized $7 million and $13 million, respectively, under this performance-based plan.

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

                                              THREE MONTHS ENDED JUNE 30,
                                                  2000          2001
                                              ---------------------------
Customer service center and other                $   546      $   388
Satellite and transmission                           656          311
General and administrative                        11,820        6,312
                                                 -------      -------
   Total non-cash, stock-based compensation      $13,022      $ 7,011
                                                 =======      =======

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $388 million during the three months ended June 30, 2001, an increase of 75% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the three months ended June 30, 2001 compared to 35% during the same period in 2000. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain near the current level during the remainder of 2001.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $134 million during the three months ended June 30, 2001, compared to negative $37 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the three months ended June 30, 2001 and 2000 does not include approximately $7 million and $13 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to continue to have positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $60 million during the three months ended June 30, 2001, a $19 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets placed in service during late 2000.

         Other Income and Expense. Other expense, net, totaled $42 million during the three months ended June 30, 2001, a decrease of $6 million compared to the same period in 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

         Revenue. Total revenue for the six months ended June 30, 2001 was $1.821 billion, an increase of $611 million compared to total revenue for the six months ended June 30, 2000 of $1.210 billion. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $1.676 billion for the six months ended June 30, 2001, an increase of $645 million compared to the same period in 2000. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

         For the six months ended June 30, 2001, DTH equipment sales and integration services revenue totaled $86 million, a decrease of $34 million compared to the same period during 2000. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $833 million during the six months ended June 30, 2001, an increase of $247 million or 42% compared to the same period in 2000. DISH Network operating expenses represented 50% and 57% of subscription television services revenue during the six months ended June 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

         Subscriber-related expenses totaled $681 million during the six months ended June 30, 2001, an increase of $243 million compared to the same period in 2000. Such expenses represented 41% and 43% of subscription television services revenues during the six months ended June 30, 2001 and 2000, respectively.

         Customer service center and other expenses totaled $135 million during the six months ended June 30, 2001, an increase of $11 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the six months ended June 30, 2001, as compared to 12% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000.

         Satellite and transmission expenses totaled $17 million during the six months ended June 30, 2001, a $7 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the six months ended June 30, 2001 and 2000, respectively.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $60 million during the six months ended June 30, 2001, a decrease of $34 million compared to the same period in 2000. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 70% and 79% of DTH equipment revenue, during the six months ended June 30, 2001 and 2000, respectively.

         Marketing Expenses. Marketing expenses totaled $555 million during the six months ended June 30, 2001, an increase of $17 million compared to the same period in 2000. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Advertising and other expenses totaled $53 million and $47 million during the six months ended June 30, 2001 and 2000, respectively.

         General and Administrative Expenses. General and administrative expenses totaled $154 million during the six months ended June 30, 2001, an increase of $49 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% and 9% of total revenue during the six months ended June 30, 2001 and 2000, respectively.

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the six months ended June 30, 2001 and 2000 we recognized $14 million and $27 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                               SIX MONTHS ENDED JUNE 30,
                                                  2000         2001
                                               -------------------------
Customer service center and other                $ 1,201      $   621
Satellite and transmission                         1,311          777
General and administrative                        24,519       13,069
                                                 -------      -------
   Total non-cash, stock-based compensation      $27,031      $14,467
                                                 =======      =======

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $740 million during the six months ended June 30, 2001, an increase of 81% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the six months ended June 30, 2001 compared to 34% during the same period in 2000.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $184 million during the six months ended June 30, 2001, compared to negative $129 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, though not yet adequate to support interest payments and other non-operating costs, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the six months ended June 30, 2001 and 2000 does not include approximately $14 million and $27 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $115 million during the six months ended June 30, 2001, a $35 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets placed in service during late 2000.

         Other Income and Expense. Other expense, net, totaled $88 million during the six months ended June 30, 2001, a decrease of $5 million compared to the same period in 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DirecTV

         During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state antitrust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. EchoStar subsequently amended the complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment on certain of EchoStar's claims. DirecTV's motion remains pending.

         The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain trademarks owned by PrimeStar, which is now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on August 21, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. EchoStar and KBS intend to vigorously defend against DirecTV's allegations in the litigation. The arbitration between DirecTV and KBS was held in June 2001, with closing arguments held on July 3, 2001. On July 10, 2001, the parties submitted post-hearing briefs. The arbitration panel has indicated that a ruling in the arbitration will be issued in late August or early September 2001. DirecTV has alleged damages in the arbitration in excess of $200 million.

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

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and continued August 7, 2001. The arbitration hearing is expected to conclude on or before August 17, 2001. While there can be no assurance that the attorneys will claim a right to hundreds of millions of dollars, the damage model the attorneys presented at the arbitration was for $56 million. EchoStar believes that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but EchoStar cannot predict with certainty what the arbitration panel will decide. EchoStar continues to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of liability.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications,

                           PART II - OTHER INFORMATION

Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications Corporation, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC. It is too early to determine whether or when any other lawsuits or claims will be filed.

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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

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

         During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court supervised mediation. On July 11, 2001, the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 8, 2001, the parties participated in another court ordered mediation but were unable to reach a resolution. On August 10, 2001, the mediator reported to the Eleventh Circuit that despite the parties' extensive efforts, the parties were unable to resolve their differences and that further efforts at mediation "will not contribute to a resolution of the dispute between the parties at this time." The mediator therefore advised the Eleventh Circuit that it may rule upon EchoStar's appeal.

         EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as August 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit.

                           PART II - OTHER INFORMATION

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar more recently filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 which relate to certain electronic program guide functions. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest these counterclaims.

         In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina case has been stayed pending resolution of the ITC action and EchoStar expects that the Atlanta action will also be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by April 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. Portions of EchoStar's receivers are currently manufactured outside the United States. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman hearing was recently held and the case is not expected to go to trial before November of 2001. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

         In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. One patent was subsequently dropped by plaintiffs. The Court entered summary judgment in favor of EchoStar that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by EchoStar. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. EchoStar intends to appeal the decision and plaintiffs have indicated they will appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

                           PART II - OTHER INFORMATION

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. EchoStar has not yet filed a responsive pleading. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and intends to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code
Sections 17500, 17200. EchoStar has filed an answer and the case is currently in discovery. No motion for class certification has been filed to date. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs allege breach of contract and breach of the covenant of good faith and fair dealing and seek declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

         Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

                           PART II - OTHER INFORMATION

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

         The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired on July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on, among other things, the insurance carriers' unanimous refusal to negotiate reasonable renewal insurance coverage, EchoStar believes that the carriers colluded and conspired to boycott EchoStar unless EchoStar accepted their offer to settle the EchoStar IV claim for $88 million.

         Based on the carriers' actions, EchoStar added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

         We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of 2001.

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

Date:  August 13, 2001