Form 10-Q
period 2002-06-30
ECHOSTAR DBS CORP
filed 2002-08-14
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002

OR

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from to

Commission file number 333-31929

EchoStar DBS Corporation
(Exact Name of Registrant as Specified in its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-1328967 (I.R.S. Employer Identification No.)
5701 S. Santa Fe Drive Littleton, Colorado (Address of principal executive offices)	80120 (Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No    .

     As of August 13, 2002, Registrant’s outstanding common stock consisted of 3,000 shares of Common Stock.

     The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2002 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2002 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2002 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Disclosure Regarding Forward-Looking Statements	23
Item 2. Management’s Narrative Analysis of Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34
Item 2. Changes in Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	39

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	June 30,
	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$39,052	$207,041
Marketable investment securities	89,019	140,491
Trade accounts receivable, net of allowance for uncollectible accounts of $8,848 and $8,924 respectively	313,580	317,491
Insurance receivable	106,000	106,000
Advances to affiliates, net	—	6,617
Inventories	189,665	151,447
Other current assets	38,263	44,981

Total current assets	775,579	974,068
Cash reserved for satellite insurance (Note 5)	122,068	167,522
Property and equipment, net	1,502,221	1,704,293
FCC authorizations, net	696,242	696,242
Other noncurrent assets	91,629	78,326

Total assets	$3,187,739	$3,620,451

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$203,685	$320,746
Deferred revenue	356,903	399,186
Accrued expenses	765,178	773,118
Advances from affiliates, net	58	—
Current portion of long-term debt	13,444	13,462

Total current liabilities	1,339,268	1,506,512
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	375,000
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes (Note 1)	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
Mortgages and other notes payable, net of current portion	5,577	5,604
Long-term deferred distribution and carriage revenue and other long-term liabilities	102,454	94,748

Total long-term obligations, net of current portion	3,808,031	3,800,352

Total liabilities	5,147,299	5,306,864
Commitments and Contingencies (Note 6)
Stockholder’s Deficit:
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	435,590	628,538
Deferred stock-based compensation	(25,456)	(16,101)
Accumulated other comprehensive income	(642)	81
Accumulated deficit	(2,369,052)	(2,298,931)

Total stockholder’s deficit	(1,959,560)	(1,686,413)

Total liabilities and stockholder’s deficit	$3,187,739	$3,620,451

See accompanying Notes to Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Revenue:
DISH Network:
Subscription television services	$882,047	$1,070,452	$1,675,585	$2,085,084
Other	4,291	3,549	7,727	7,696

Total DISH Network	886,338	1,074,001	1,683,312	2,092,780
DTH equipment sales and integration services	45,989	67,391	85,674	123,731
Other	30,273	18,648	51,920	44,682

Total revenue	962,600	1,160,040	1,820,906	2,261,193
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	361,692	433,545	681,029	846,563
Customer service center and other	69,914	97,804	134,697	180,655
Satellite and transmission	8,224	13,783	17,034	25,836

Total DISH Network operating expenses	439,830	545,132	832,760	1,053,054
Cost of sales — DTH equipment and integration services	31,127	43,896	59,901	83,171
Cost of sales — other	20,813	8,331	34,489	23,023
Marketing:
Subscriber promotion subsidies — cost of sales (exclusive of depreciation shown below)	105,489	82,608	234,731	183,618
Subscriber promotion subsidies — other	122,454	138,002	267,370	271,372
Advertising and other	26,484	31,342	53,038	68,463

Total marketing expenses	254,427	251,952	555,139	523,453
General and administrative	82,505	80,580	154,220	167,030
Non-cash, stock-based compensation	7,011	2,169	14,467	3,835
Depreciation and amortization	59,703	84,766	115,208	162,796

Total costs and expenses	895,416	1,016,826	1,766,184	2,016,362

Operating income (loss)	67,184	143,214	54,722	244,831
Other Income (Expense):
Interest income	2,295	2,596	5,621	4,811
Interest expense, net of amounts capitalized	(47,987)	(83,587)	(96,055)	(165,724)
Other	3,615	31	2,914	(2,442)

Total other expense	(42,077)	(80,960)	(87,520)	(163,355)

Income (loss) before income taxes	25,107	62,254	(32,798)	81,476
Income tax provision, net	—	(11,061)	—	(11,356)

Net income (loss)	$25,107	$51,193	$(32,798)	$70,120

See accompanying Notes to Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2002

Cash Flows From Operating Activities:
Net income (loss)	$(32,798)	$70,120
Adjustments to reconcile net loss to net cash flows from operating activities:
Realized and unrealized loss (gain) on investments	—	1,540
Deferred stock-based compensation recognized	14,467	3,835
Deferred tax expense	—	6,162
Depreciation and amortization	115,208	162,796
Amortization of debt discount and deferred financing costs	1,640	3,017
Change in long-term deferred distribution and carriage revenue and other long-term liabilities	24,304	16,656
Other, net	8,767	1,050
Changes in current assets and current liabilities	107,367	199,300

Net cash flows from operating activities	238,955	464,476
Cash Flows From Investing Activities:

Purchases of marketable investment securities	(391,222)	(291,350)
Sales of marketable investment securities	330,740	239,061
Purchases of property and equipment	(179,197)	(198,170)
Cash reserved for satellite insurance (Note 5)	—	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites (Note 5)	8,197	14,226

Net cash flows from investing activities	(231,482)	(295,913)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	(26,331)	(58)
Repayments of mortgage indebtedness and notes payable	(5,586)	(295)
Other	—	(221)

Net cash flows from financing activities	(31,917)	(574)

Net increase (decrease) in cash and cash equivalents	(24,444)	167,989
Cash and cash equivalents, beginning of period	91,572	39,052

Cash and cash equivalents, end of period	$67,128	$207,041

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$2,046	$5,520
Capitalized interest	—	14,838
Capital contribution of EchoStar VII from EBC	—	172,532

See accompanying Notes to Condensed Consolidated Financial Statements

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

Principal Business

     EchoStar DBS Corporation (“EDBS,” or the “Company”), is a wholly-owned subsidiary of EchoStar Broadband Corporation (“EBC”), which is a wholly-owned subsidiary of EchoStar Communications Corporation (“ECC” and together with its subsidiaries “EchoStar”), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EDBS’ management refers readers of this Quarterly Report on Form 10-Q to EchoStar’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002. Substantially all of EchoStar’s operations are conducted by subsidiaries of EDBS. EDBS is dependent on EBC and ECC for the continued funding of its operations, to the extent that EDBS does not engage in its own capital funding efforts. The operations of EchoStar include two interrelated business units (Note 7):

•	The DISH Network — a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network (“EchoStar receiver systems”) and the design, development and distribution of similar equipment for international satellite service providers.

     Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of EchoStar’s FCC-allocated DBS spectrum, seven DBS satellites (“EchoStar I” through “EchoStar VII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

The Proposed Merger of EchoStar with Hughes

     During October, 2001, EchoStar, Hughes Electronics Corporation (“Hughes”) and General Motors (“GM”), which is Hughes’ parent company, signed definitive agreements relating to the merger of EchoStar and Hughes in a stock-for-stock transaction.

     EDBS will not be a direct party to the proposed merger or the acquisition of Hughes’ interest in PanAmSat. Although none of the parties is under any obligation to contribute any assets to EDBS if EchoStar completes either of these transactions, EDBS expects these transactions to have a significant impact on the Company.

     The surviving corporation in the merger will carry the EchoStar name and will provide direct broadcast satellite services in the United States and Latin America, global fixed satellite services and other broadband communication services. The merger is subject to numerous conditions and risks. The agreements among the parties require that EchoStar arrange for the availability of $7.025 billion of cash in connection with the merger and related transactions. EchoStar expects that it will provide about $1.5 billion of this amount from available cash at the time of signing the merger agreement. In addition, EchoStar and Hughes obtained a $5.525 billion bridge financing commitment to assure that the remaining required cash would be available if and to the extent it could not be obtained through traditional capital markets or bank financing transactions. The bridge commitment was reduced to $3.325 billion as a result of the sale of $700 million of EchoStar DBS Corporation’s 9 1/8% senior notes due 2009 and a $1.5 billion investment by Vivendi Universal in EchoStar, which resulted in the issuance of 5,760,479 shares of EchoStar’s Series D convertible preferred stock to a subsidiary of Vivendi. While there can be no assurance, the remaining $3.325 billion bridge commitment is expected to be reduced to zero through a combination of financings by EchoStar, Hughes or a subsidiary of Hughes on or prior to the closing of the Hughes merger through public or private debt or equity

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

offerings, bank debt or a combination thereof. The amount of such cash that could be raised by EchoStar prior to the completion of the Hughes merger is severely restricted. EchoStar’s agreements with GM and Hughes also severely restrict the amount of additional equity capital that can be raised by EchoStar, which restrictions may continue for up to two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger.

     If the Hughes merger is terminated, under certain circumstances, EchoStar may be required to pay a $600 million termination fee to Hughes, and may be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, either directly or through a merger or tender offer. In the event that only Hughes’ interest in PanAmSat is initially acquired, EchoStar would also be required to offer to acquire all of the remaining outstanding stock of PanAmSat at $22.47 per share. EchoStar expects that its acquisition of Hughes’ interest in PanAmSat, which would be at a price of $22.47 per share, together with its assumed purchase of the remaining outstanding PanAmSat shares and its payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of EchoStar’s class A common stock (although EchoStar might instead choose to use a greater proportion of cash, and less or no stock for the purchase). EchoStar expects that it would meet this cash requirement by utilizing a portion of its cash on hand.

Recent Developments

     As previously disclosed in EDBS’ Annual Report on Form 10-K for the year ended December 31, 2001, accounting rules required that EDBS record indebtedness at December 31, 2001 in an amount equal to the outstanding principal balance of the EBC 10 3/8% Seven Year Notes, with an offsetting charge to stockholder’s equity. Pursuant to the agreement between EBC and EDBS related to this debt exchange, the aggregate benefit received by EDBS from the use of proceeds of the 10 3/8% Seven Year Notes is required to be equal to the aggregate principal balance of the 10 3/8% Seven Year Notes exchanged. EBC currently expects that EDBS will receive this benefit through contribution of the benefit of the EchoStar VII and EchoStar VIII satellites by EBC to EDBS. During the six months ended June 30, 2002, EBC transferred ownership of EchoStar VII to EDBS.

2. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Comprehensive Income (Loss)

     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Six Months Ended
	June 30,

	2001	2002

	(Unaudited)
Net income (loss)	$(32,798)	$70,120
Unrealized holding losses on available-for-sale securities arising during period	70	(817)
Reclassification adjustment for impairment losses on available-for-sale securities included in net loss	—	1,540

Comprehensive income (loss)	$(32,728)	$70,843

     Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of its FCC authorizations, which were determined to have indefinite lives. As of June 30, 2002, the Company does not have any intangible assets with finite useful lives. In accordance with FAS 142, EchoStar tested its FCC authorizations for impairment as of the date of adoption and determined that there was no impairment. The following table reconciles previously reported net income (loss) and basic and diluted loss per common share as if the provisions of FAS 142 were in effect for the three and six months ended June 30, 2001.

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net income (loss), as reported	$25,107	$(32,798)
Add back: FCC authorization amortization	4,610	9,221

Net income (loss), as adjusted	$29,717	$(23,577)

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which will require companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. FAS 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of FAS 146 will have on its financial position and results of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

3. Marketable Investment Securities

     The Company currently classify all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, the Company adjusts the carrying value of its available-for-sale marketable investment securities to fair market value and reports the related temporary unrealized gains and losses as a separate component of stockholder’s deficit net of related deferred income taxes, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. The Company evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of the Company’s marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of June 30, 2002, the Company recorded unrealized gains of approximately $81 thousand as a separate component of stockholders’ deficit. During the six months ended June 30, 2002, the Company also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of the Company’s marketable investment securities of approximately $2 million, and established a new cost basis for these securities. If the fair market value of the Company’s marketable securities portfolio does not remain above cost basis or if the Company becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, the Company may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

4. Inventories

     Inventories consist of the following (in thousands):

	December 31,	June 30,
	2001	2002

Finished goods — DBS	$126,316	$95,946
Raw materials	45,460	43,911
Finished goods — reconditioned and other	19,541	12,292
Work-in-process	7,924	5,945
Consignment	3,611	264
Reserve for excess and obsolete inventory	(13,187)	(6,911)

	$189,665	$151,447

5. Property and Equipment

Satellite Insurance

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

immediate future. Currently no programming is being transmitted to customers on EchoStar IV, and the satellite functions as an in-orbit spare.

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Réunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Générales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras - Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

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

     The indentures related to certain of the Company’s senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EBC’s senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. All of EchoStar’s seven in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of the Company. Insurance coverage is therefore required for at least four of EchoStar’s seven satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to the Company’s and EBC’s senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of June 30, 2002, cash reserved for satellite insurance totaled approximately $168 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

6. Commitments and Contingencies

Fee Dispute

     EchoStar had a dispute regarding the contingent fee arrangement with the attorneys who represented it in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

WIC Premium Television Ltd

     During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

     During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175 million.

     The Court in the Alberta action denied EchoStar’s Motion to Dismiss, and EchoStar’s appeal of that decision. The Federal action has been stayed pending the outcome of the Alberta action. The case is now in discovery. EchoStar intends to continue to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could aversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Distant network litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third-party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

     In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to enter judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. The case remains pending in Florida. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

     In February 1999, the networks filed a “Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding” against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. DIRECTV settled that lawsuit with the networks. Under the terms of the settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DIRECTV customers were to be disconnected by December 31,

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

1999.     Subsequently, substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

     In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami Federal Court, and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied EchoStar’s request to present live testimony and evidence. The Court’s original order required EchoStar to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar’s past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act, and the United States Supreme Court recently declined to review that decision. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. On April 17, 2002, the District Court denied the networks’ motion for preliminary injunction as moot.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If after a trial the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar’s business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the “121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

patent and believes that it is not infringed by any of its products or services. EchoStar will continue to vigorously defend against this suit. On March 30, 2001, the Court stayed the action pending resolution of the International Trade Commission matter discussed below.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. In its answer, Gemstar asserted new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (“ITC”). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta district court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases were stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. On June 21, 2002, Administrative Law Judge Paul J. Luckern issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, Judge Luckern found that Gemstar was guilty of patent misuse with respect to the 121 Patent. The parties have filed petitions for the full ITC to review Judge Luckern’s Final Initial Determination. The ITC is expected to rule on the petitions by August 29, 2002. If the ITC were to overturn Judge Luckern’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar’s receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offer to consumers. Nevertheless, based upon its review of these patents, and based upon Judge Luckern’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, continue to challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

     During 2000, Superguide Corp. also filed suit against EchoStar, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believe that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary Judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

asked for additional information before it could rule on certain low volume products which are no longer in production. Subsequently, on July 26, 2002, the Court summarily ruled that the aforementioned low volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. EchoStar expects that Superguide and Gemstar will file appeals to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case.

     In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in EchoStar’s favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice if mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages, was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. A hearing on Plaintiff’s Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying Plaintiff’s Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of Plaintiff’s claims. An appeal by Plaintiffs of the grant of Summary Judgement is possible.

State Investigation

     During April 2002, two state Attorney Generals commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next three months, eight additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et. al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain EchoStar satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers as invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 1, 2002. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, have moved to intervene in the Arapahoe County Court action as plaintiffs and proposed class representatives. The United States District Court for the District of Colorado recently stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiff has moved for reconsideration of the Court’s order dismissing the case. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar’s Motion for Summary Judgment was granted with respect to Plaintiff’s claim of interference with contractual relations and unfair competition. Plaintiff’s Motion for Summary Judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. The amount of those fees, totaling less than $5 million remains in dispute. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages. EchoStar intends to vigorously defend this case.

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect the Company’s financial position or results of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

7. Segment Reporting

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two separate business units. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

					EchoStar	Other EchoStar	EDBS and
	Dish Network	ETC	All Other	Eliminations	Consolidated Total	Activity	Subsidiaries

Three Months Ended June 30, 2001
Revenue	$906,591	$25,760	$34,966	$(1,045)	$966,272	$(3,672)	$962,600
Net income (loss)	(3,823)	(7,469)	5,437	—	(5,855)	30,962	25,107
Three Months Ended June 30, 2002
Revenue	$1,106,180	$40,355	$23,588	$(1,439)	$1,168,684	$(8,644)	$1,160,040
Net income (loss)	40,393	1,036	4,411	—	45,840	5,353	51,193
Six Months Ended June 30, 2001
Revenue	$1,724,581	$44,488	$60,842	$(1,709)	$1,828,202	$(7,296)	$1,820,906
Net income (loss)	(170,373)	(15,257)	9,908	—	(175,722)	142,924	(32,798)
Six Months Ended June 30, 2002
Revenue	$2,147,853	$74,068	$54,173	$(2,942)	$2,273,152	$(11,959)	$2,261,193
Net income (loss)	(2,126)	(2,166)	11,524	—	7,232	62,888	70,120

8. Financial Information for Subsidiary Guarantors

     With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the “Subsidiary Guarantors”).

     The combined assets, stockholder’s equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the six months ended June 30, 2001 and 2002. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

EDBS Parent Company Only (referred to as “EDBS — PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of December 31, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Assets
Current Assets:
Cash and cash equivalents	$36,253	$2,799	$—	$39,052
Marketable investment securities	89,019	—	—	89,019
Trade accounts receivable, net of allowance for uncollectible accounts of $8,848	—	313,580	—	313,580
Insurance receivable	106,000	—	—	106,000
Inventories	—	189,665	—	189,665
Other current assets	(21)	38,284	—	38,263

Total current assets	231,251	544,328	—	775,579
Cash reserved for satellite insurance	122,068	—	—	122,068
Property and equipment, net	—	1,502,221	—	1,502,221
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	457,358	189	(457,547)	—
Other noncurrent assets	40,948	50,681	—	91,629

Total assets	$851,625	$2,793,661	$(457,547)	$3,187,739

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$—	$203,685	$—	$203,685
Deferred revenue	—	356,903	—	356,903
Accrued expenses	83,966	681,212	—	765,178
Advances (to) from affiliates, net	(972,781)	972,839	—	58
Current portion of long-term debt	—	13,444	—	13,444

Total current liabilities	(888,815)	2,228,083	—	1,339,268
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	—	—	375,000
9 3/8% Ten Year Notes	1,625,000	—	—	1,625,000
10 3/8% Seven Year Notes	1,000,000	—	—	1,000,000
9 1/8% Seven Year Notes	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	5,577	—	5,577
Long-term deferred distribution and carriage revenue and other long-term liabilities	—	102,454	—	102,454

Total long-term obligations, net of current portion	3,700,000	108,031	—	3,808,031

Total liabilities	2,811,185	2,336,114	—	5,147,299
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	—	14,379	(14,379)	—
Additional paid-in capital	435,590	1,454,087	(1,454,087)	435,590
Deferred stock-based compensation	(25,456)	(25,456)	25,456	(25,456)
Accumulated other comprehensive loss	(642)	—	—	(642)
Accumulated deficit	(2,369,052)	(985,463)	985,463	(2,369,052)

Total stockholder’s equity (deficit)	(1,959,560)	457,547	(457,547)	(1,959,560)

Total liabilities and stockholder’s equity (deficit)	$851,625	$2,793,661	$(457,547)	$3,187,739

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of June 30, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Assets
Current Assets:
Cash and cash equivalents	$199,318	$7,723	$—	$207,041
Marketable investment securities	140,491	—	—	140,491
Trade accounts receivable, net of allowance for uncollectible accounts of $8,924	—	317,491	—	317,491
Insurance receivable	106,000	—	—	106,000
Advances to (from) affiliates, net	609,513	(602,896)	—	6,617
Inventories	—	151,447	—	151,447
Other current assets	(2,047)	80,412	(33,384)	44,981

Total current assets	1,053,275	(45,823)	(33,384)	974,068
Cash reserved for satellite insurance	167,522	—	—	167,522
Property and equipment, net	—	1,704,293	—	1,704,293
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	863,245	189	(863,434)	—
Other noncurrent assets	68,966	(24,024)	33,384	78,326

Total assets	$2,153,008	$2,330,877	$(863,434)	$3,620,451

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$—	$320,746	$—	$320,746
Deferred revenue	—	399,186	—	399,186
Accrued expenses	139,421	633,697	—	773,118
Current portion of long-term debt	—	13,462	—	13,462

Total current liabilities	139,421	1,367,091	—	1,506,512
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	—	—	375,000
9 3/8% Ten Year Notes	1,625,000	—	—	1,625,000
10 3/8% Seven Year Notes	1,000,000	—	—	1,000,000
9 1/8% Seven Year Notes	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	5,604	—	5,604
Long-term deferred distribution and carriage revenue and other long-term liabilities	—	94,748	—	94,748

Total long-term obligations, net of current portion	3,700,000	100,352	—	3,800,352

Total liabilities	3,839,421	1,467,443	—	5,306,864
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	—	14,380	(14,380)	—
Additional paid-in capital	628,538	1,621,098	(1,621,098)	628,538
Deferred stock-based compensation	(16,101)	(16,101)	16,101	(16,101)
Accumulated other comprehensive income	81	—	—	81
Accumulated deficit	(2,298,931)	(755,943)	755,943	(2,298,931)

Total stockholder’s equity (deficit)	(1,686,413)	863,434	(863,434)	(1,686,413)

Total liabilities and stockholder’s equity (deficit)	$2,153,008	$2,330,877	$(863,434)	$3,620,451

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three Months Ended June 30, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$882,047	$—	$882,047
Other	—	4,291	—	4,291

Total DISH Network	—	886,338	—	886,338
DTH equipment sales and integration services	—	45,990	(1)	45,989
Other	—	30,273	—	30,273

Total revenue	—	962,601	(1)	962,600
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	361,692	—	361,692
Customer service center and other	—	69,914	—	69,914
Satellite and transmission	—	8,224	—	8,224

Total DISH Network operating expenses	—	439,830	—	439,830
Cost of sales — DTH equipment and integration services	—	31,128	(1)	31,127
Cost of sales — other	—	20,813	—	20,813
Marketing:
Subscriber promotion subsidies	—	227,943	—	227,943
Advertising and other	—	26,484	—	26,484

Total marketing expenses	—	254,427	—	254,427
General and administrative	263	82,242	—	82,505
Non-cash, stock-based compensation	—	7,011	—	7,011
Depreciation and amortization	—	59,703	—	59,703

Total costs and expenses	263	895,154	(1)	895,416

Operating loss	(263)	67,447	—	67,184
Other Income (Expense):
Interest income	2,238	57	—	2,295
Interest expense	(47,577)	(410)	—	(47,987)
Equity in loss of subsidiaries	66,696	—	(66,696)	—
Other	4,013	(398)	—	3,615

Total other income (expense)	25,370	(751)	(66,696)	(42,077)

Income (loss) before income taxes	25,107	66,696	(66,696)	25,107
Income tax provision, net	—	—	—	—

Net income (loss)	$25,107	$66,696	$(66,696)	$25,107

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three Months Ended June 30, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$1,070,452	$—	$1,070,452
Other	—	36,843	(33,294)	3,549

Total DISH Network	—	1,107,295	(33,294)	1,074,001
DTH equipment sales	—	67,391	—	67,391
Other	—	18,648	—	18,648

Total revenue	—	1,193,334	(33,294)	1,160,040
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	433,545	—	433,545
Customer service center and other	—	131,098	(33,294)	97,804
Satellite and transmission	—	13,783	—	13,783

Total DISH Network operating expenses	—	578,426	(33,294)	545,132
Cost of sales — DTH equipment	—	43,896	—	43,896
Cost of sales — other	—	8,331	—	8,331
Marketing:
Subscriber promotion subsidies	—	220,610	—	220,610
Advertising and other	—	31,342	—	31,342

Total marketing expenses	—	251,952	—	251,952
General and administrative	—	80,580	—	80,580
Non-cash, stock-based compensation	—	2,169	—	2,169
Depreciation and amortization	—	84,766	—	84,766

Total costs and expenses	—	1,050,120	(33,294)	1,016,826

Operating income (loss)	—	143,214	—	143,214
Other Income (Expense):
Interest income	2,584	12	—	2,596
Interest expense, net of amounts capitalized	(84,083)	496	—	(83,587)
Equity in loss of subsidiaries	129,644	—	(129,644)	—
Other	162	(131)	—	31

Total other income (expense)	48,307	377	(129,644)	(80,960)

Income (loss) before income taxes	48,307	143,591	(129,644)	62,254
Income tax provision, net	2,886	(13,947)	—	(11,061)

Net income (loss)	$51,193	$129,644	$(129,644)	$51,193

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Six Months Ended June 30, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$1,675,585	$—	$1,675,585
Other	—	7,727	—	7,727

Total DISH Network	—	1,683,312	—	1,683,312
DTH equipment sales and integration services	—	85,676	(2)	85,674
Other	—	51,920	—	51,920

Total revenue	—	1,820,908	(2)	1,820,906
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	681,029	—	681,029
Customer service center and other	—	134,697	—	134,697
Satellite and transmission	—	17,034	—	17,034

Total DISH Network operating expenses	—	832,760	—	832,760
Cost of sales — DTH equipment and integration services	(300)	60,203	(2)	59,901
Cost of sales — other	—	34,489	—	34,489
Marketing:
Subscriber promotion subsidies	—	502,101	—	502,101
Advertising and other	—	53,038	—	53,038

Total marketing expenses	—	555,139	—	555,139
General and administrative	775	153,445	—	154,220
Non-cash, stock-based compensation	—	14,467	—	14,467
Depreciation and amortization	—	115,208	—	115,208

Total costs and expenses	475	1,765,711	(2)	1,766,184

Operating income (loss)	(475)	55,197	—	54,722
Other Income (Expense):
Interest income	2,725	2,896	—	5,621
Interest expense	(95,154)	(901)	—	(96,055)
Equity in loss of subsidiaries	56,693	—	(56,693)	—
Other	3,413	(499)	—	2,914

Total other income (expense)	(32,323)	1,496	(56,693)	(87,520)

Income (loss) before income taxes	(32,798)	56,693	(56,693)	(32,798)
Income tax provision, net	—	—	—	—

Net income (loss)	$(32,798)	$56,693	$(56,693)	$(32,798)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Six Months Ended June 30, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$2,085,084	$—	$2,085,084
Other	—	67,472	(59,776)	7,696

Total DISH Network	—	2,152,556	(59,776)	2,092,780
DTH equipment sales	—	123,731	—	123,731
Other	—	44,682	—	44,682

Total revenue	—	2,320,969	(59,776)	2,261,193
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	846,563	—	846,563
Customer service center and other	—	240,431	(59,776)	180,655
Satellite and transmission	—	25,836	—	25,836

Total DISH Network operating expenses	—	1,112,830	(59,776)	1,053,054
Cost of sales — DTH equipment	—	83,171	—	83,171
Cost of sales — other	—	23,023	—	23,023
Marketing:
Subscriber promotion subsidies	—	454,990	—	454,990
Advertising and other	—	68,463	—	68,463

Total marketing expenses	—	523,453	—	523,453
General and administrative	147	166,883	—	167,030
Non-cash, stock-based compensation	—	3,835	—	3,835
Depreciation and amortization	—	162,796	—	162,796

Total costs and expenses	147	2,075,991	(59,776)	2,016,362

Operating income (loss)	(147)	244,978	—	244,831
Other Income (Expense):
Interest income	4,685	126	—	4,811
Interest expense, net of amounts capitalized	(165,530)	(194)	—	(165,724)
Equity in loss of subsidiaries	229,520	—	(229,520)	—
Other	(1,294)	(1,148)	—	(2,442)

Total other income (expense)	67,381	(1,216)	(229,520)	(163,355)

Income (loss) before income taxes	67,234	243,762	(229,520)	81,476
Income tax provision, net	2,886	(14,242)	—	(11,356)

Net income (loss)	$70,120	$229,520	$(229,520)	$70,120

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Six Months Ended June 30, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Cash Flows From Operating Activities:
Net income (loss)	$(32,798)	$56,693	$(56,693)	$(32,798)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	(56,693)	—	56,693	—
Deferred stock-based compensation (forfeitures) recognized	—	14,467	—	14,467
Depreciation and amortization	—	115,208	—	115,208
Amortization of debt discount and deferred financing costs	1,638	2	—	1,640
Change in long-term deferred satellite services revenue and other long-term liabilities	—	24,304	—	24,304
Other, net	—	8,767	—	8,767
Changes in current assets and current liabilities	(1,719)	109,086	—	107,367

Net cash flows from operating activities	(89,572)	328,527	—	238,955
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(391,222)	—	—	(391,222)
Sales of marketable investment securities	330,740	—	—	330,740
Change in cash reserved for satellite insurance due to depreciation on related satellites	8,197	—	—	8,197
Purchases of property and equipment	—	(179,197)	—	(179,197)

Net cash flows from investing activities	(52,285)	(179,197)	—	(231,482)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	302,936	(329,267)	—	(26,331)
Repayments of mortgage indebtedness and other notes payable	—	(5,586)	—	(5,586)

Net cash flows from financing activities	302,936	(334,853)	—	(31,917)

Net increase (decrease) in cash and cash equivalents	161,079	(185,523)	—	(24,444)
Cash and cash equivalents, beginning of year	(79,319)	170,891	—	91,572

Cash and cash equivalents, end of year	$81,760	$(14,632)	$—	$67,128

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Six Months Ended June 30, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Cash Flows From Operating Activities:
Net income (loss)	$70,120	$—	$—	$70,120
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	(229,520)	229,520	—
Realized and unrealized loss (gain) on investments	1,540	—	—	1,540
Deferred stock-based compensation (forfeitures) recognized	—	3,835	—	3,835
Deferred tax expense	(29,565)	35,727	—	6,162
Depreciation and amortization	—	162,796	—	162,796
Amortization of debt discount and deferred financing costs	3,015	2	—	3,017
Change in long-term deferred distribution and carriage revenue and other long-term liabilities	—	16,656	—	16,656
Other, net	800	250	—	1,050
Changes in current assets and current liabilities	81,371	117,929	—	199,300

Net cash flows from operating activities	(102,239)	566,715	—	464,476
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(291,350)	—	—	(291,350)
Sales of marketable investment securities	239,061	—	—	239,061
Purchases of property and equipment	—	(198,170)	—	(198,170)
Cash reserved for satellite insurance	(59,680)	—	—	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites	14,226	—	—	14,226

Net cash flows from investing activities	(97,743)	(198,170)	—	(295,913)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	363,268	(363,326)	—	(58)
Repayments of mortgage indebtedness and other notes payable	—	(295)	—	(295)
Other	(221)	—	—	(221)

Net cash flows from financing activities	363,047	(363,621)	—	(574)

Net increase (decrease) in cash and cash equivalents	163,065	4,924	—	167,989
Cash and cash equivalents, beginning of year	36,253	2,799	—	39,052

Cash and cash equivalents, end of year	$199,318	$7,723	$—	$207,041

9. Subsequent Events

Internal Revenue Service

     During 2001 the Internal Revenue Service (“IRS”) conducted an audit of EchoStar’s consolidated federal income tax returns for the years 1997, 1998, and 1999. As a result of this review the IRS challenged the timing of deduction of certain subscriber acquisition costs. In July 2002, EchoStar received notification from the IRS of their decision to allow the deduction of the subscriber acquisition costs in accordance with EchoStar’s filed returns.

EchoStar V

     During 2001, EchoStar V experienced anomalies resulting in the loss of one solar array string and during July 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings and during August 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: EchoStar’s proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary federal — antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors’ stockholders, (2) shareholder, state attorney general or other litigation challenging the merger, or (3) the failure to satisfy other conditions; while EchoStar needs substantial additional financing, EchoStar is highly leveraged and subject to numerous constraints on its ability to raise additional debt; EchoStar may incur unanticipated costs in connection with the Hughes merger financing or any refinancings EchoStar must undertake or consents EchoStar must obtain to enable it to consummate the Hughes merger; regulatory authorities may impose burdensome terms on EchoStar as a condition of granting their approval of the Hughes merger or the acquisition of Hughes’ interest in PanAmSat, and legislative and regulatory developments may create unexpected challenges for EchoStar; EchoStar may not realize the benefits and synergies it expects from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     In this document, the words “we,” “our,” “us,” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EBC” refers to EchoStar Broadband Corporation, our parent company, and its subsidiaries. EchoStar Communications Corporation is referred to herein as “ECC” or, together with ECC’s subsidiaries, as “EchoStar,” “General Motors” or “GM” refers to General Motors Corporation, “Hughes” refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and “PanAmSat” refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires. We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001 would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take these transactions into account. The amended EchoStar information statement, which we filed with the Securities and Exchange Commission on July 11, 2002 and expects to distribute to its common stockholders this summer, includes pro forma financial information of the combined company as if the Hughes merger was consummated and for us as if the Pan AmSat acquisition was consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001 for a description of how you can obtain a copy of the EchoStar information statement from the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

     Revenue. Total revenue for the three months ended June 30, 2002 was $1.160 billion, an increase of $197 million compared to total revenue for the three months ended June 30, 2001 of $963 million. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth. As discussed below, certain of our promotions to attract new subscribers currently include free or reduced price programming. We expect to continue those promotions at least through the remainder of this year. Consequently, assuming a continued slow economy, we currently expect that our revenues will increase approximately 20% in 2002 compared to 2001 as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $1.070 billion for the three months ended June 30, 2002, an increase of $188 million compared to the same period in 2001. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to continued DISH Network subscriber growth. DISH Network added approximately 295,000 net new subscribers for the three months ended June 30, 2002 compared to approximately 350,000 net new subscriber additions during the same period in 2001. We believe the reduction in net new subscribers for the three months ended June 30, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of June 30, 2002, we had approximately 7.46 million DISH Network subscribers compared to approximately 6.07 million at June 30, 2001, an increase of approximately 23%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8 million DISH Network subscriber.

     Monthly average revenue per subscriber was approximately $48.85 during the three months ended June 30, 2002 and approximately $50.00 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to our I Like 9 promotion, under which participating subscribers received substantially discounted programming for twelve months, and certain of our current new subscriber promotions, discussed below, under which new subscribers receive free programming for the first three months of their term of service. While there can be no assurance, since we expect to continue free and reduced price programming promotions at least through the end of the year, and as a result of other factors, we currently expect that monthly average revenue

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

per subscriber for 2002 will remain near current levels, but that it will not reach or exceed average revenue per subscriber levels achieved during 2001.

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

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. The Media Bureau of the FCC (the “Bureau”) recently concluded that we are not in compliance with “must carry” obligations. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have implemented certain remedial actions which we believe should satisfy the Bureau and have filed two compliance reports with the FCC describing our “must carry” implementation measures made in response to the Bureau’s order. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of “must carry” obligations. Any reduction in the number of markets we serve in order to comply with “must carry” requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

     For the three months ended June 30, 2002, DTH equipment sales revenue totaled $67 million, an increase of $21 million compared to the same period during 2001. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. The increase in DTH equipment sales revenue principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu in Canada, one of our primary international DTH customers. This increase was partially offset by a decrease in sales of digital set-top boxes to our other primary international DTH customer, Via Digital in Spain.

     A significant portion of DTH equipment sales revenues through 2001 resulted from sales to Via Digital and Bell ExpressVu. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital. However, we cannot guarantee at this time that those negotiations will be successful. In addition, our future revenue from the sale of DTH equipment in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. As a result of these factors, we expect total DTH equipment sales revenue in 2002 to approximate 2001 levels. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $545 million during the three months ended June 30, 2002, an increase of $105 million or 24% compared to the same period in 2001. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 51% and 50% of subscription television services revenue during the three months ended June 30, 2002 and 2001, respectively. The increase in DISH Network operating expenses as a percentage of subscription television services revenue primarily resulted from the expansion of our installation and service business and increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2002. See further discussion of components of DISH Network operating expense below.

     Subscriber-related expenses totaled $434 million during the three months ended June 30, 2002, an increase of $72 million compared to the same period in 2001. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses,

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% of subscription television services revenues during each of the three months ended June 30, 2002 and 2001. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2002.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $98 million during the three months ended June 30, 2002, an increase of $28 million as compared to the same period in 2001. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 9% and 8% of subscription television services revenue during the three months ended June 30, 2002 and 2001, respectively. While there can be no assurance, we expect these expenses in total and as a percentage of subscription television services revenue to remain near current levels during the remainder of 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We intend to continue to implement the automation of simple telephone responses, and to increase Internet and satellite receiver-based customer assistance in the future, in order to better manage customer service costs.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers, and contracted satellite telemetry, tracking and control services. Satellite and transmission expenses totaled $14 million during the three months ended June 30, 2002, a $6 million increase compared to the same period in 2001. The increase in Satellite and transmission expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. Satellite and transmission expenses totaled 1% of subscription television services revenue during each of the three months ended June 30, 2002 and 2001. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites are placed in service, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

     Cost of sales — DTH equipment. Cost of sales — DTH equipment totaled $44 million during the three months ended June 30, 2002, an increase of $13 million compared to the same period in 2001. Cost of sales — DTH equipment principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The increase in Cost of sales — DTH equipment principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital. Cost of sales — DTH equipment represented 65% and 68% of DTH equipment revenue, during the three months ended June 30, 2002 and 2001, respectively.

     Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $252 million during the three months ended June 30, 2002 compared to $254 million for the same period in 2001. Total marketing expenses for the three months ended June 30, 2002 includes an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in Marketing expenses, absent the royalty adjustment, primarily resulted from an increase in Advertising expense related to our 2002 marketing promotions and an increase in Subscriber promotion subsidies — other primarily related to additional subsidies on second receiver installations. The increase was partially offset by a decrease in Subscriber promotion subsidies — cost of sales due to reductions in the cost of manufactured equipment. Subscriber promotion subsidies — cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies — other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $31 million and $26 million during the three months ended June 30, 2002 and 2001, respectively.

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

     During the three months ended June 30, 2002, our marketing promotions included our Free Dish, 1-2-3 Great TV, free installation program, and Digital Home Plan, which are described below.

     Free Dish. Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least January 12, 2003.

     1-2-3 Great TV. During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchase one or more receivers, provide a valid major credit card and make a one-year commitment, receive the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free Installation. Under our free installation program all subscribers who purchased an EchoStar receiver system from September 2000 to December 2001, were eligible to receive a free professional installation of one EchoStar receiver system. Effective December 2001, all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least January 12, 2003.

     Digital Home Plan. Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $27.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $50.99 to $60.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment and incur a one-time set-up fee of $49.99. Through July 31, 2002, the promotion also included the first three month’s of qualified programming free for qualified Digital Home Plan programming packages. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment. For an additional $50.00, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least January 12, 2003.

     Free for All. Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Although there can be no assurance as to the ultimate duration of the Free For All promotion, we expect it to continue through at least January 12, 2003.

     Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies — cost of sales, subscriber promotion subsidies — other and DISH Network acquisition marketing expenses. During the three months ended June 30, 2002, our subscriber acquisition costs totaled approximately $248 million, or approximately $386 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 2001 totaled approximately $252 million, or approximately $384 per new subscriber activation. Total subscriber acquisition costs for the three months ended June 30, 2002 include an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in total subscriber acquisition costs, absent the royalty adjustment, primarily resulted from an increase in Advertising expense related to our 2002 marketing promotions and an increase in Subscriber promotion subsidies — other primarily related to additional subsidies on second receiver installations. The increase was partially offset by a decrease in Subscriber promotion subsidies — cost of sales due to reductions in the cost of manufactured equipment. While there can be no assurance, we currently expect per subscriber acquisition

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

costs for the full year to be consistent with first quarter 2002 per subscriber acquisition costs of approximately $430. Anticipated per subscriber acquisition costs for the full year take into consideration, among other things, anticipated advertising costs, and promotions targeting subscribers who want multiple receivers. Those promotions result in higher equipment subsidies and increased dealer commissions compared to our typical historical promotions. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $89 million and $86 million for the three months ended June 30, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $9 million and $2 million during the three months ended June 30, 2002 and 2001, respectively, also is not included in our calculation of subscriber acquisition costs.

     Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     General and Administrative Expenses. General and administrative expenses totaled $81 million during the three months ended June 30, 2002, a decrease of $2 million as compared to the same period in 2001. The decrease in G&A expenses was primarily attributable to a decrease in bad debt expense. Our second quarter 2002 promotions, offering new subscribers three months of free programming, were largely responsible for the decrease in bad debt expense. G&A expenses represented 7% and 9% of total revenue during the three months ended June 30, 2002 and 2001, respectively. While there can be no assurance, we expect G&A expenses as a percentage of total revenue for the remainder of 2002 to be consistent with the expense to revenue ratio for the six months ended June 30, 2002.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended June 30, 2002 we recognized $2 million under this performance-based plan, a decrease of $5 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures. The remaining deferred compensation of $16 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Three Months Ended June 30,

	2001	2002

	(in thousands)
Customer service center and other	$388	$183
Satellite and transmission	311	182
General and administrative	6,312	1,804

Total non-cash, stock-based compensation	$7,011	$2,169

     Options to purchase an additional 9.1 million shares are outstanding as of June 30, 2002 and were granted at fair market value during 1999, 2000 and 2001 pursuant to our Long Term Incentive Plan. The weighted-average exercise price of these options is $9.02. Vesting of these options is contingent on meeting certain longer-term goals, which would be achieved following consummation of the proposed merger with Hughes. The vesting of these

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

options will not accelerate as a result of the proposed merger with Hughes. Since the merger has not yet occurred, the goals have not yet been achieved. Consequently, no compensation was recorded during the three months ended June 30, 2001 and 2002 related to these long-term options. We will record the related compensation at the earlier of achievement of the performance goals or consummation of the proposed merger with Hughes. Such compensation, if recorded, would result in material non-cash stock-based compensation expense in our statements of operations.

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $482 million during the three months ended June 30, 2002, an increase of $94 million or 24% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of total revenue was approximately 42% and 40% during the three months ended June 30, 2002 and 2001, respectively. Pre-marketing cash flow for the three months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to be approximately 40% during the remainder of 2002.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and adjusted for non-cash, stock-based compensation. EBITDA was $230 million during the three months ended June 30, 2002, compared to $134 million during the same period in 2001. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. EBITDA for the three months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our calculation of EBITDA for the three months ended June 30, 2002 and 2001 does not include approximately $2 million and $7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $89 million and $86 million during 2002 and 2001, respectively. While there can be no assurance, we expect EBITDA to increase approximately 80% to 100% in 2002 compared to 2001. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. We use EBITDA and pre-marketing cash flow as a few of the key measurements of operating efficiency and overall financial performance and believe these can be helpful measures for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $85 million during the three months ended June 30, 2002, a $25 million increase compared to the same period in 2001. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter.

     Other Income and Expense. Other expense, net, totaled $81 million during the three months ended June 30, 2002, an increase of $39 million compared to the same period in 2001. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and due to EDBS recording the indebtedness of the 10 3/8% Seven Year Notes at December 31, 2001.

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

     Net income (loss). Net income was $51 million during the three months ended June 30, 2002, an increase of $26 million compared to net income of $25 million for the same period in 2001. This increase is primarily attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. Net income for the three months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

     Six Months Ended June 30, 2002 Compared to Six Month Ended June 30, 2001.

     Revenue. Total revenue for the six months ended June 30, 2002 was $2.261 billion, an increase of $440 million compared to total revenue for the six months ended June 30, 2001 of $1.821 billion. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth.

     DISH Network subscription television services revenue totaled $2.085 billion for the six months ended June 30, 2002, an increase of $409 million compared to the same period in 2001. This increase was directly attributable to continued DISH Network subscriber growth.

     For the six months ended June 30, 2002, DTH equipment sales revenue totaled $124 million, an increase of $38 million compared to the same period during 2001. The increase in DTH equipment sales revenue principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $1.053 billion during the six months ended June 30, 2002, an increase of $220 million or 26% compared to the same period in 2001. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 51% and 50% of subscription television services revenue during the six months ended June 30, 2002 and 2001, respectively. The increase in DISH Network operating expenses as a percentage of subscription television services revenue primarily resulted from the expansion of our installation and service business and increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. See further discussion of components of DISH Network operating expense below.

     Subscriber-related expenses totaled $847 million during the six months ended June 30, 2002, an increase of $166 million compared to the same period in 2001. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses represented 41% of subscription television services revenues during each of the six months ended June 30, 2002 and 2001.

     Customer service center and other expenses totaled $181 million during the six months ended June 30, 2002, an increase of $46 million as compared to the same period in 2001. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 9% and 8% of subscription television services revenue during the six months ended June 30, 2002 and 2001, respectively.

     Satellite and transmission expenses totaled $26 million during the six months ended June 30, 2002, a $9 million increase compared to the same period in 2001. The increase in Satellite and transmission expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. Satellite and transmission expenses totaled 1% of subscription television services revenue during each of the six months ended June 30, 2002 and 2001.

     Cost of sales — DTH equipment. Cost of sales — DTH equipment totaled $83 million during the six months ended June 30, 2002, an increase of $23 million compared to the same period in 2001. Cost of sales — DTH equipment

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The increase in Cost of sales — DTH equipment principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital. Cost of sales — DTH equipment represented 67% and 70% of DTH equipment revenue, during the six months ended June 30, 2002 and 2001, respectively.

     Marketing Expenses. Marketing expenses totaled $523 million during the six months ended June 30, 2002 compared to $555 million for the same period in 2001. Total marketing expenses for the six months ended June 30, 2002 includes an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in Marketing expenses, absent the royalty adjustment, primarily resulted from an increase in Advertising expense related to our 2002 marketing promotions and an increase in Subscriber promotion subsidies — other primarily related to additional subsidies on second receiver installations. The increase was partially offset by a decrease in Subscriber promotion subsidies — cost of sales due to reductions in the cost of manufactured equipment. Subscriber promotion subsidies — cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies — other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $68 million and $53 million during the six months ended June 30, 2002 and 2001, respectively.

     General and Administrative Expenses. General and administrative expenses totaled $167 million during the six months ended June 30, 2002, an increase of $13 million as compared to the same period in 2001. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 7% and 8% of total revenue during the six months ended June 30, 2002 and 2001, respectively.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the six months ended June 30, 2002 we recognized $4 million under the 1999 incentive plan, a decrease of $10 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $16 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Six Months Ended June 30,

	2001	2002

	(in thousands)
Customer service center and other	$621	$365
Satellite and transmission	777	(372)
General and administrative	13,069	3,842

Total non-cash, stock-based compensation	$14,467	$3,835

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $935 million during the six months ended June 30, 2002, an increase of $195 million or 26% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of total revenue was approximately 41% during each of the six months ended June 30, 2002 and 2001. Pre-marketing cash flow for the six months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and adjusted for non-cash, stock-based compensation. EBITDA was

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

$411 million during the six months ended June 30, 2002, compared to $184 million during the same period in 2001. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. EBITDA for the six months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our calculation of EBITDA for the six months ended June 30, 2002 and 2001 does not include approximately $4 million and $14 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $166 million and $149 million during 2002 and 2001, respectively.

     It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. We use EBITDA and pre-marketing cash flow as a few of the key measurements of operating efficiency and overall financial performance and believe these can be helpful measures for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. Depreciation and amortization expenses aggregated $163 million during the six months ended June 30, 2002, a $48 million increase compared to the same period in 2001. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of commercial operations of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter.

     Other Income and Expense. Other expense, net, totaled $163 million during the six months ended June 30, 2002, an increase of $75 million compared to the same period in 2001. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and due to EDBS recording the indebtedness of the 10 3/8% Seven Year Notes at December 31, 2001.

     Net income (loss). Net income was $70 million during the six months ended June 30, 2002, a $103 million increase compared to a net loss of $33 million for the same period in 2001. This increase is primarily attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. Net income for the six months ended June 30, 2002 includes non-recurring benefits totaling approximately $10 million primarily related to the final resolution of certain legal matters and an adjustment of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

     As of June 30, 2002, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $348 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

     The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At June 30, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of June 30, 2002 our marketable securities portfolio balance was approximately $3448 million with an average annual interest rate for the six months ended June 30, 2002 of approximately 2.4%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $1 million in annual interest income.

     In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of June 30, 2002, we recorded unrealized gains of approximately $81 thousand as a separate component of stockholder’s deficit. During the six months ended June 30, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2 million, and established a new cost basis for these securities. If the fair market value of our marketable securities portfolio does remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     As of June 30, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $173 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of June 30, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $36 million.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Fee Dispute

     EchoStar had a dispute regarding the contingent fee arrangement with the attorneys who represented it in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

WIC Premium Television Ltd

     During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

     During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175 million.

     The Court in the Alberta action denied EchoStar’s Motion to Dismiss, and EchoStar’s appeal of that decision. The Federal action has been stayed pending the outcome of the Alberta action. The case is now in discovery. EchoStar intends to continue to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could aversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Distant network litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third-party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

     In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to enter judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. The case remains pending in Florida. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

     In February 1999, the networks filed a “Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding” against DIRECTV, Inc. in Miami related to the delivery of distant network channels to DIRECTV customers by satellite. DIRECTV settled that lawsuit with the networks. Under the terms of the settlement between DIRECTV and the networks, some DIRECTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DIRECTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

PART II — OTHER INFORMATION

     In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami Federal Court, and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied EchoStar’s request to present live testimony and evidence. The Court’s original order required EchoStar to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar’s past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act, and the United States Supreme Court recently declined to review that decision. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. On April 17, 2002, the District Court denied the networks’ motion for preliminary injunction as moot.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If after a trial the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar’s business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the “121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will continue to vigorously defend against this suit. On March 30, 2001, the Court stayed the action pending resolution of the International Trade Commission matter discussed below.

PART II — OTHER INFORMATION

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. In its answer, Gemstar asserted new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (“ITC”). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta district court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases were stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. On June 21, 2002, Administrative Law Judge Paul J. Luckern issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, Judge Luckern found that Gemstar was guilty of patent misuse with respect to the 121 Patent. The parties have filed petitions for the full ITC to review Judge Luckern’s Final Initial Determination. The ITC is expected to rule on the petitions by August 29, 2002. If the ITC were to overturn Judge Luckern’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar’s receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offer to consumers. Nevertheless, based upon its review of these patents, and based upon Judge Luckern’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, continue to challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

     During 2000, Superguide Corp. also filed suit against EchoStar, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believe that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary Judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low volume products which are no longer in production. Subsequently, on July 26, 2002, the Court summarily ruled that the aforementioned low volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. EchoStar expects that Superguide and Gemstar will file appeals to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case.

PART II — OTHER INFORMATION

     In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in EchoStar’s favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice if mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages, was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. A hearing on Plaintiff’s Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying Plaintiff’s Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of Plaintiff’s claims. An appeal by Plaintiffs of the grant of Summary Judgement is possible.

State Investigation

     During April 2002, two state Attorney Generals commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next three months, eight additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et. al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain EchoStar satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers as invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make

PART II — OTHER INFORMATION

an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 1, 2002. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, have moved to intervene in the Arapahoe County Court action as plaintiffs and proposed class representatives. The United States District Court for the District of Colorado recently stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiff has moved for reconsideration of the Court’s order dismissing the case. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar’s Motion for Summary Judgment was granted with respect to Plaintiff’s claim of interference with contractual relations and unfair competition. Plaintiff’s Motion for Summary Judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. The amount of those fees, totaling less than $5 million remains in dispute. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages. EchoStar intends to vigorously defend this case.

Satellite Insurance

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Réunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Générales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras - Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

PART II — OTHER INFORMATION

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     On June 19, 2002, we filed a Current Report on Form 8-K to report that effective June 1, 2002, our parent company, EchoStar Communications Corporation determined not to renew the engagement of its independent accountants, Arthur Andersen LLP and appointed KPMG LLP as its new independent accountants, effective immediately for EchoStar and all of its consolidated subsidiaries including, but not limited to, EBC and EDBS.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION

By: /s/ David K. Moskowitz David K. Moskowitz Senior Vice President, General Counsel, Secretary and Director (Duly Authorized Officer)

By: /s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 14, 2002