Form 10-Q/A
period 2002-03-31
ECHOSTAR DBS CORP
filed 2002-09-20
CIK 1042642

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

     We are filing this Amendment No.1 to our Form 10-Q to incorporate by reference documents which were previously filed as exhibits by EchoStar Communications Corporation, but were not at the time included in the EchoStar DBS Corporation 10-Q. No other changes whatsoever are being made to the 10-Q; these are the only amendments made to the original filing of this report on May 3, 2002 (the "Original Filing").

     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS

Item 6.  Exhibits and Reports on Form 8-K...................................   1


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     10.1* Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on September 20, 2002, Commission File No.0-26176). **

     10.2* Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on September 20, 2002, Commission File No.0-26176).

     10.3* Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on September 20, 2002, Commission File No.0-26176).

     10.4* Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended March 31, 2002 filed on September 20, 2002, Commission File No.0-26176).

        *      Incorporated by reference.

       ** Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ECHOSTAR DBS CORPORATION


                                     By: /s/ David K. Moskowitz
                                        ----------------------------------------
                                        David K. Moskowitz
                                        Senior Vice President, General Counsel,
                                        Secretary and Director
                                        (Duly Authorized Officer)


                                     By: /s/ Michael R. McDonnell
                                        ----------------------------------------
                                        Michael R. McDonnell
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)


Date:  September 20, 2002