Form 10-Q/A
period 2002-06-30
ECHOSTAR DBS CORP
filed 2002-09-20
CIK 1042642

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO   .
                                             ---    ---

       AS OF AUGUST 13, 2002, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 3,000 SHARES OF COMMON STOCK.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                EXPLANATORY NOTE

     We are filing this Amendment No.1 to our Form 10-Q to incorporate by reference documents which were previously filed as exhibits by EchoStar Communications Corporation, but were not at the time included in the EchoStar DBS Corporation 10-Q. No other changes whatsoever are being made to the 10-Q; these are the only amendments made to the original filing of this report on August 14, 2002 (the "Original Filing").

     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS

Item 6.  Exhibits and Reports on Form 8-K...................................................................      1

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


       10.1* Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended June 30, 2002 filed on September 20, 2002, Commission File No.0-26176).

       10.2* Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended June 30, 2002 filed on September 20, 2002, Commission File No.0-26176).

       10.3* Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended June 30, 2002 filed on September 20, 2002, Commission File No.0-26176).

--------------------------------

               *  Incorporated by reference.

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