Form 10-Q
period 2002-09-30
ECHOSTAR DBS CORP
filed 2002-11-14
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No     .

     As of November 11, 2002, Registrant’s outstanding common stock consisted of 3,000 shares of Common Stock.

     The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i

Item 1. Financial Statements
Condensed Consolidated Balance Sheets — December 31, 2001 and September 30, 2002 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2002 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Narrative Analysis of Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	*
Item 4. Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Changes in Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	42

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: EchoStar’s proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary federal — antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors’ stockholders, (2) shareholder, state attorney general or other litigation challenging the merger, or (3) the failure to satisfy other conditions; while EchoStar needs substantial additional financing, EchoStar is highly leveraged and subject to numerous constraints on its ability to raise additional debt; EchoStar may incur unanticipated costs in connection with the Hughes merger financing or any refinancings EchoStar must undertake or consents EchoStar must obtain to enable it to consummate the Hughes merger; regulatory authorities may impose burdensome terms on EchoStar as a condition of granting their approval of the Hughes merger or the acquisition of Hughes’ interest in PanAmSat, and legislative and regulatory developments may create unexpected challenges for EchoStar; EchoStar may not realize the benefits and synergies it expects from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; EchoStar may be required to pay a $600 million termination fee to Hughes; EchoStar may be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, which may be in excess of the fair market value of PanAmSat at the time of the stock purchase, we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

i

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	September 30,
	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$39,052	$251,635
Marketable investment securities	89,019	85,008
Trade accounts receivable, net of allowance for uncollectible accounts of $8,848 and $10,484, respectively	313,580	324,618
Insurance receivable	106,000	106,000
Advances to affiliates, net	—	10,567
Inventories	189,665	155,612
Other current assets	38,263	56,339

Total current assets	775,579	989,779
Cash reserved for satellite insurance (Note 5)	122,068	159,448
Property and equipment, net	1,502,221	1,689,925
FCC authorizations, net	696,242	696,242
Other noncurrent assets	91,629	66,695

Total assets	$3,187,739	$3,602,089

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$203,685	$258,240
Deferred revenue	356,903	417,582
Accrued expenses	765,178	786,288
Advances from affiliates, net	58	—
Current portion of long-term debt	13,444	14,168

Total current liabilities	1,339,268	1,476,278
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	375,000
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes (Note 10)	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
Mortgages and other notes payable, net of current portion	5,577	19,751
Long-term deferred distribution and carriage payments and other long-term liabilities	102,454	90,892

Total long-term obligations, net of current portion	3,808,031	3,810,643

Total liabilities	5,147,299	5,286,921
Commitments and Contingencies (Note 6)
Stockholder’s Deficit:
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	435,590	611,301
Deferred stock-based compensation	(25,456)	(12,379)
Accumulated other comprehensive income	(642)	306
Accumulated deficit	(2,369,052)	(2,284,060)

Total stockholder’s deficit	(1,959,560)	(1,684,832)

Total liabilities and stockholder’s deficit	$3,187,739	$3,602,089

See accompanying Notes to Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Revenue:
DISH Network:
Subscription television services	$919,856	$1,119,124	$2,595,441	$3,204,208
Other	4,784	4,814	12,511	12,510

Total DISH Network	924,640	1,123,938	2,607,952	3,216,718
DTH equipment sales	72,348	76,064	158,022	199,795
Other	22,347	20,480	74,267	65,162

Total revenue	1,019,335	1,220,482	2,840,241	3,481,675

Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	365,647	453,158	1,046,676	1,299,721
Customer service center and other	72,790	109,791	207,487	290,446
Satellite and transmission	10,745	14,804	27,779	40,640

Total DISH Network operating expenses (exclusive of depreciation shown below — Note 7)	449,182	577,753	1,281,942	1,630,807
Cost of sales — DTH equipment	49,304	40,311	109,205	123,482
Cost of sales — other	13,712	9,508	48,201	32,531
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 7)	113,501	110,299	348,232	293,917
Other subscriber promotion subsidies	112,923	144,097	380,293	415,469
Advertising and other	44,800	46,924	97,838	115,387
General and administrative	81,836	94,473	236,056	261,503
Non-cash, stock-based compensation	6,831	3,722	21,298	7,557
Depreciation and amortization (Note 7)	69,750	94,769	184,958	257,565

Total costs and expenses	941,839	1,121,856	2,708,023	3,138,218

Operating income (loss)	77,496	98,626	132,218	343,457

Other Income (Expense):
Interest income	2,575	2,491	8,196	7,302
Interest expense, net of amounts capitalized	(47,971)	(85,111)	(144,026)	(250,835)
Other	(1,782)	529	1,132	(1,913)

Total other expense	(47,178)	(82,091)	(134,698)	(245,446)

Income (loss) before income taxes	30,318	16,535	(2,480)	98,011
Income tax provision, net	—	(1,663)	—	(13,019)

Net income (loss)	$30,318	$14,872	$(2,480)	$84,992

See accompanying Notes to Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2001	2002

Cash Flows From Operating Activities:
Net income (loss)	$(2,480)	$84,992
Adjustments to reconcile net loss to net cash flows from operating activities:
Realized and unrealized loss (gain) on investments	—	1,540
Deferred stock-based compensation recognized	21,298	7,557
Deferred tax expense	—	8,542
Depreciation and amortization	184,958	257,565
Amortization of debt discount and deferred financing costs	2,460	4,548
Change in long-term deferred distribution and carriage payments and other long-term liabilities	27,688	12,800
Other, net	16,861	(1,488)
Changes in current assets and current liabilities	160,388	159,333

Net cash flows from operating activities	411,173	535,389

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(573,648)	(427,044)
Sales of marketable investment securities	482,471	430,463
Purchases of property and equipment	(330,244)	(283,568)
Cash reserved for satellite insurance (Note 5)	(59,488)	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites (Note 5)	13,663	22,300
Other	—	(4,354)

Net cash flows from investing activities	(467,246)	(321,883)

Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	(26,332)	(58)
Repayments of mortgage indebtedness and notes payable	(7,364)	(442)
Other	—	(423)

Net cash flows from financing activities	(33,696)	(923)

Net increase (decrease) in cash and cash equivalents	(89,769)	212,583
Cash and cash equivalents, beginning of period	91,572	39,052

Cash and cash equivalents, end of period	$1,803	$251,635

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$3,471	$5,520
Capitalized interest	—	20,934
Capital contribution of EchoStar VII from EBC	—	172,532
Capital distribution of EchoStar VII vendor financing	—	15,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

Principal Business

     EchoStar DBS Corporation (“EDBS,” or the “Company”), is a wholly-owned subsidiary of EchoStar Broadband Corporation (“EBC”), which is a wholly-owned subsidiary of EchoStar Communications Corporation (“ECC” and together with its subsidiaries “EchoStar”), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EDBS’ management refers readers of this Quarterly Report on Form 10-Q to EchoStar’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002. Substantially all of EchoStar’s operations are conducted by subsidiaries of EDBS. EDBS is dependent on EBC and ECC for the continued funding of its operations, to the extent that EDBS does not engage in its own capital funding efforts. The operations of EchoStar include two interrelated business units:

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

     Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System currently consists of EchoStar’s FCC-allocated DBS spectrum, eight DBS satellites (“EchoStar I” through “EchoStar VIII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

The Proposed Merger of EchoStar with Hughes

     During October, 2001, EchoStar, Hughes Electronics Corporation (“Hughes”) and General Motors (“GM”), which is Hughes’ parent company, signed definitive agreements relating to the merger of EchoStar and Hughes in a stock-for-stock transaction.

     On October 10, 2002, the Federal Communications Commission (“FCC”) announced that it declined to approve the transfer of the licenses necessary to allow EchoStar’s merger with Hughes to close and designated the application for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC’s concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice (“DOJ”), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM and Hughes. The suit seeks to permanently enjoin EchoStar and Hughes from merging and requests a ruling that the proposed merger violates Section 7 of the Clayton Act. EchoStar, Hughes and GM sought an expedited schedule with a trial date in November. The DOJ and states proposed that the trial commence in June. On November 5, 2002, the District Court denied our petition for an expedited trial and denied plantiffs’ proposed trial date, suggesting instead a late February or early March trial date. No trial date has yet been set. The merger agreement provides that either party may, in certain circumstances, terminate prior to the trial date suggested by the Court. Hughes and GM have to date been unwilling to agree to an extension of any merger termination date. EchoStar intends to continue to discuss how to proceed with GM and Hughes. However, no assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the merger can be completed.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Assuming consummation, the surviving corporation in the merger would carry the EchoStar name and would provide direct broadcast satellite services in the United States and Latin America, global fixed satellite services and other broadband communication services. The merger is subject to numerous conditions and risks. The agreements among the parties require that EchoStar arrange for the availability of $7.025 billion of cash in connection with the merger and related transactions. EchoStar expects that it will provide about $1.5 billion of this amount from available cash at the time of signing the merger agreement. In addition, EchoStar and Hughes obtained a $5.525 billion bridge financing commitment to assure that the remaining required cash would be available if and to the extent it could not be obtained through traditional capital markets or bank financing transactions. The bridge commitment was reduced to $3.325 billion as a result of the sale of $700 million of EchoStar DBS Corporation’s 9 1/8% senior notes due 2009 and a $1.5 billion investment by Vivendi Universal (“Vivendi”) in EchoStar, which resulted in the issuance of 5,760,479 shares of EchoStar’s Series D convertible preferred stock to a subsidiary of Vivendi. While there can be no assurance, the remaining $3.325 billion bridge commitment is expected to be reduced to zero through a combination of financings by EchoStar, Hughes or a subsidiary of Hughes on or prior to the closing of the Hughes merger through public or private debt or equity offerings, bank debt or a combination thereof. The amount of such cash that could be raised by EchoStar prior to completion of the Hughes merger is severely restricted. EchoStar’s agreements with GM and Hughes also severely restrict the amount of additional equity capital that can be raised by EchoStar, which restrictions may continue for up to two years following completion of the Hughes merger, absent possible favorable IRS rulings or termination of the Hughes merger.

     If the Hughes merger is terminated, under certain circumstances EchoStar may be required to pay a $600 million termination fee to Hughes, and may, under certain circumstances, be required to purchase Hughes’ interest in PanAmSat for approximately $2.7 billion, either directly or through a merger or tender offer. In the event that only Hughes’ interest in PanAmSat is initially acquired, EchoStar would also be required to offer to acquire all of the remaining outstanding stock of PanAmSat at $22.47 per share. EchoStar expects that its acquisition of Hughes’ interest in PanAmSat, which would be at a price of $22.47 per share, together with its assumed purchase of the remaining outstanding PanAmSat shares and its payment of the termination fee to GM would require at least $3.4 billion of cash and approximately $600 million of EchoStar’s class A common stock (although EchoStar might instead choose to use a greater proportion of cash, and less or no stock for the purchase). EchoStar expects that it would meet this cash requirement by utilizing a portion of its cash, cash equivalents, and marketable investment securities on hand.

     As of September 30, 2002, EchoStar has capitalized approximately $43 million in merger related costs. If the Hughes merger is not consummated, EchoStar may be required to record a charge to earnings in future periods equal to all or a portion of this amount, plus remaining deferred bridge commitment fees of approximately $33 million. In addition, EchoStar may be required to record charges to earnings for any amount by which the actual PanAmSat purchase price exceeds the estimated fair value of the investment, and, if applicable, the potential $600 million termination fee discussed above.

2. Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

     During the three months ended June 30, 2002, the Company recorded an adjustment to Cost of sales — subscriber promotion subsidies of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

     During the three months ended September 30, 2002, as a result of favorable litigation developments, the Company recorded a non-recurring reduction in the cost of set-top box equipment. The following details the decrease in the financial statement line items affected by this adjustment (in thousands):

Three Months
Ended September
30, 2002

Property and equipment, net	$(5,916)
Cost of sales — DTH equipment	(5,002)
Cost of sales — subscriber promotion subsidies	(30,872)
Depreciation and amortization	(1,430)

Comprehensive Income (Loss)

     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Nine months ended
	September 30,

	2001	2002

	(Unaudited)
Net income (loss)	$(2,480)	$84,992
Unrealized holding losses on available-for-sale securities arising during period	449	(592)
Reclassification adjustment for impairment losses on available-for-sale securities included in net loss	—	1,540

Comprehensive income (loss)	$(2,031)	$85,940

     Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after September 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of its FCC authorizations, which were determined to have indefinite lives. In accordance with FAS 142, EchoStar tested its FCC authorizations for impairment as of the date of adoption and determined that there was no impairment. The following table reconciles previously reported net income (loss) and basic and diluted loss

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

per common share as if the provisions of FAS 142 were in effect for the three and nine months ended September 30, 2001 (in thousands).

	Three Months	Nine months
	Ended	ended
	September 30,	September 30,
	2001	2001

Net income (loss), as reported	$30,318	$(2,480)
Add back: FCC authorization amortization	4,908	14,129

Net income (loss), as adjusted	$35,226	$11,649

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

3. Marketable Investment Securities

     The Company currently classifies all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, the Company adjusts the carrying value of its available-for-sale marketable investment securities to fair market value and reports the related temporary unrealized gains and losses as a separate component of stockholder’s deficit, net of related deferred income tax, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. The Company evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of the Company’s marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of September 30, 2002, the Company recorded unrealized losses of approximately $306 thousand as a separate component of stockholder’s deficit. During the nine months ended September 30, 2002, the Company also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of its marketable investment securities of approximately $2 million, and established a new cost basis for these securities. If the fair market value of the Company’s marketable securities portfolio does not increase to cost basis or if the Company becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, the Company may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

4. Inventories

     Inventories consist of the following (in thousands):

	December 31,	September 30,
	2001	2002

Finished goods — DBS	$126,316	$94,017
Raw materials	45,460	35,011
Finished goods — reconditioned and other	19,541	23,417
Work-in-process	7,924	8,760
Consignment	3,611	324
Reserve for excess and obsolete inventory	(13,187)	(5,917)

	$189,665	$155,612

5. Property and Equipment

EchoStar V

     During 2000 and 2001, EchoStar V experienced anomalies resulting in the loss of two solar array strings and during August 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings and during July 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII

     During October 2002, EchoStar VIII, which launched successfully on August 21, 2002 from the Baikonur Cosmodrome, Kazakhstan, reached its final orbital location at 110 degrees West Longitude and commenced commercial operation after completing in-orbit testing.

     During September and October 2002 two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. The satellite is equipped with a total of 12 thrusters that help control attitude and pointing. An investigation of the thruster anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. The satellite can operate using a combination of the other 10 thrusters. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity. While there can be no assurance, the arbitration is expected to occur during 2003.

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

     The indentures related to certain of EchoStar DBS Corporation’s (“EDBS”) senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EchoStar Broadband Corporation’s (“EBC”) senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. All of EchoStar’s eight in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of EchoStar’s eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ and EBC’s senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of September 30, 2002, cash reserved for satellite insurance totaled approximately $159 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

6. Commitments and Contingencies

Fee Dispute

     EchoStar had a dispute regarding the contingent fee arrangement with the attorneys who represented EchoStar in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

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

Distant Network Litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

     In December 1998, the networks filed a Motion for Preliminary Injunction against Echostar in the Florida case and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held during September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to cease providing network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied EchoStar’s request to present live testimony and evidence. The Court’s original order required EchoStar to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposed restrictions on EchoStar’s past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to February 10, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If after a trial the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on its business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. Gemstar has moved to stay the North Carolina action pending appeal of the ITC decision. EchoStar is opposing Gemstar’s motion.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims, however a recently filed motion for summary judgment based generally on lack of standing, remains pending. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the Administrative Law Judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the Judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the Judge’s Final Initial Determination. On August 29, 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar has indicated that it plans to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offer to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. On July 26, 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC (“IPPV”) and MAAST, Inc. filed a patent infringement suit against EchoStar, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class will be de-certified upon notice if mediation does not resolve the dispute. A settlement has been reached with plaintiff’s counsel and the Court issued its preliminary approval of the settlement on October 18, 2002. The Court has set a March 7, 2003 date for hearing on final approval after notice to the class. If the settlement is not approved, EchoStar intends to deny all liability and to vigorously defend the lawsuit. The settlement confirms that the late fee charged by EchoStar is appropriate and will not change.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a Notice of Appeal of the Court’s grant of EchoStar’s Motion for Summary Judgment. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

State Investigation

     During April 2002, two state Attorneys General commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 26, 2002.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case and the Court denied Plaintiff’s Motion for Reconsideration. The plaintiff filed a Notice of Appeal of the Court’s denial of Plaintiff’s Motion for Reconsideration. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand Communications Corporation (“StarBand”) filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that EchoStar’s pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. On October 28, 2002, EchoStar, along with the other defendants filed motions to dismiss the complaint in its entirety. EchoStar and EchoBand filed a motion to dismiss based on lack of personal jurisdiction. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar denied all of PrimeTime 24’s allegations and asserted various counterclaims. EchoStar has reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount is immaterial to EchoStar.

Merger Related Proceedings

     A purported shareholder derivative action was filed against EchoStar and all of the current members of its Board of Directors in the United States District Court for Clark County, Nevada during October 2002 by Robert Busch on behalf of EchoStar shareholders. The complaint alleges breach of fiduciary duty, corporate waste and other unlawful acts relating to EchoStar’s agreement to pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances in the event the merger with DirecTV is not completed by January 21, 2003. No answer is due yet from the defendants. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect the Company’s financial position or results of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

7. Depreciation and Amortization Expense

     Depreciation and amortization expense consists of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Digital Home Plan equipment	$18,793	$35,159	$34,909	$93,943
Satellites	28,677	31,945	85,021	92,148
Furniture, fixtures and equipment	15,681	25,019	46,443	66,197
Buildings and improvements	506	678	1,487	1,937
FCC licenses and other amortizable intangibles	4,991	—	14,378	167
Tooling and other	1,102	1,968	2,720	3,173

	$69,750	$94,769	$184,958	$257,565

     Cost of sales and operating expense categories included in the Company’s accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

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

					EchoStar	Other
			All		Consolidated	EchoStar	EDBS and
	Dish Network	ETC	Other	Eliminations	Total	Activity	Subsidiaries

Three Months Ended September 30, 2001
Revenue	$944,274	$52,526	$27,066	$(1,360)	$1,022,506	$(3,171)	$1,019,335
Net income (loss)	2,063	1,149	(117)	—	3,095	27,223	30,318
Three Months Ended September 30, 2002
Revenue	$1,149,381	$50,525	$24,782	$(1,839)	$1,222,849	$(2,367)	$1,220,482
Net income (loss)	(184,489)	6,498	10,042	—	(167,949)	182,821	14,872
Nine months ended September 30, 2001
Revenue	$2,668,855	$97,014	$87,908	$(3,069)	$2,850,708	$(10,467)	$2,840,241
Net income (loss)	(169,005)	(14,108)	10,486	—	(172,627)	170,147	(2,480)
Nine months ended September 30, 2002
Revenue	$3,297,234	$124,593	$78,955	$(4,781)	$3,496,001	$(14,326)	$3,481,675
Net income (loss)	(192,938)	4,331	22,512	—	(166,095)	251,087	84,992

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

9. Financial Information for Subsidiary Guarantors

     With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the “Subsidiary Guarantors”).

     The combined assets, stockholder’s equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the nine months ended September 30, 2001 and 2002. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

EDBS Parent Company Only (referred to as “EDBS — PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of December 31, 2001

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Assets
Current Assets:
Cash and cash equivalents	$36,253	$2,799	$—	$39,052
Marketable investment securities	89,019	—	—	89,019
Trade accounts receivable, net of allowance for uncollectible accounts of $8,848	—	313,580	—	313,580
Insurance receivable	106,000	—	—	106,000
Inventories	—	189,665	—	189,665
Other current assets	(21)	38,284	—	38,263

Total current assets	231,251	544,328	—	775,579
Cash reserved for satellite insurance	122,068	—	—	122,068
Property and equipment, net	—	1,502,221	—	1,502,221
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	457,358	189	(457,547)	—
Other noncurrent assets	40,948	50,681	—	91,629

Total assets	$851,625	$2,793,661	$(457,547)	$3,187,739

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$—	$203,685	$—	$203,685
Deferred revenue	—	356,903	—	356,903
Accrued expenses	83,966	681,212	—	765,178
Advances (to) from affiliates, net	(972,781)	972,839	—	58
Current portion of long-term debt	—	13,444	—	13,444

Total current liabilities	(888,815)	2,228,083	—	1,339,268
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	—	—	375,000
9 3/8% Ten Year Notes	1,625,000	—	—	1,625,000
10 3/8% Seven Year Notes	1,000,000	—	—	1,000,000
9 1/8% Seven Year Notes	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	5,577	—	5,577
Long-term deferred distribution and carriage payments and other long-term liabilities	—	102,454	—	102,454

Total long-term obligations, net of current portion	3,700,000	108,031	—	3,808,031

Total liabilities	2,811,185	2,336,114	—	5,147,299
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	—	14,379	(14,379)	—
Additional paid-in capital	435,590	1,454,087	(1,454,087)	435,590
Deferred stock-based compensation	(25,456)	(25,456)	25,456	(25,456)
Accumulated other comprehensive loss	(642)	—	—	(642)
Accumulated deficit	(2,369,052)	(985,463)	985,463	(2,369,052)

Total stockholder’s equity (deficit)	(1,959,560)	457,547	(457,547)	(1,959,560)

Total liabilities and stockholder’s equity (deficit)	$851,625	$2,793,661	$(457,547)	$3,187,739

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of September 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Assets
Current Assets:
Cash and cash equivalents	$248,884	$2,751	$—	$251,635
Marketable investment securities	85,008	—	—	85,008
Trade accounts receivable, net of allowance for uncollectible accounts of $10,484	—	324,618	—	324,618
Insurance receivable	106,000	—	—	106,000
Advances to (from) affiliates, net	507,631	(497,064)	—	10,567
Inventories	—	155,612	—	155,612
Other current assets	(2,049)	101,289	(42,901)	56,339

Total current assets	945,474	87,206	(42,901)	989,779
Cash reserved for satellite insurance	159,448	—	—	159,448
Property and equipment, net	—	1,689,925	—	1,689,925
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	944,751	189	(944,940)	—
Other noncurrent assets	67,645	(43,851)	42,901	66,695

Total assets	$2,117,318	$2,429,711	$(944,940)	$3,602,089

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$4,353	$253,887	$—	$258,240
Deferred revenue	—	417,582	—	417,582
Accrued expenses	97,797	688,491	—	786,288
Current portion of long-term debt	—	14,168	—	14,168

Total current liabilities	102,150	1,374,128	—	1,476,278
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	—	—	375,000
9 3/8% Ten Year Notes	1,625,000	—	—	1,625,000
10 3/8% Seven Year Notes	1,000,000	—	—	1,000,000
9 1/8% Seven Year Notes	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	19,751	—	19,751
Long-term deferred distribution and carriage payments and other long-term liabilities	—	90,892	—	90,892

Total long-term obligations, net of current portion	3,700,000	110,643	—	3,810,643

Total liabilities	3,802,150	1,484,771	—	5,286,921
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	—	14,379	(14,379)	—
Additional paid-in capital	611,301	1,603,861	(1,603,861)	611,301
Deferred stock-based compensation	(12,379)	(12,379)	12,379	(12,379)
Accumulated other comprehensive income	306	—	—	306
Accumulated deficit	(2,284,060)	(660,921)	660,921	(2,284,060)

Total stockholder’s equity (deficit)	(1,684,832)	944,940	(944,940)	(1,684,832)

Total liabilities and stockholder’s equity (deficit)	$2,117,318	$2,429,711	$(944,940)	$3,602,089

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three Months Ended September 30, 2001

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$919,856	$—	$919,856
Other	—	4,784	—	4,784

Total DISH Network	—	924,640	—	924,640
DTH equipment sales	—	72,349	(1)	72,348
Other	—	22,347	—	22,347

Total revenue	—	1,019,336	(1)	1,019,335

Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	365,647	—	365,647
Customer service center and other	—	72,790	—	72,790
Satellite and transmission	—	10,745	—	10,745

Total DISH Network operating expenses	—	449,182	—	449,182
Cost of sales — DTH equipment	—	49,304	—	49,304
Cost of sales — other	—	13,712	—	13,712
Cost of sales — Subscriber promotion subsidies	—	226,424	—	226,424
Advertising and other	—	44,800	—	44,800
General and administrative	(4,509)	86,346	(1)	81,836
Non-cash, stock-based compensation	—	6,831	—	6,831
Depreciation and amortization	—	69,750	—	69,750

Total costs and expenses	(4,509)	946,349	(1)	941,839

Operating income	4,509	72,987	—	77,496
Other Income (Expense):
Interest income	2,469	106	—	2,575
Interest expense	(47,576)	(395)	—	(47,971)
Equity in earnings (loss) of subsidiaries	(186,203)	—	186,203	—
Other	(1,901)	119	—	(1,782)

Total other income (expense)	(233,211)	(170)	186,203	(47,178)

Income (loss) before income taxes	(228,702)	72,817	186,203	30,318
Income tax benefit (provision), net	—	—	—	—

Net income (loss)	$(228,702)	$72,817	$186,203	$30,318

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three Months Ended September 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$1,119,124	$—	$1,119,124
Other	—	40,293	(35,479)	4,814

Total DISH Network	—	1,159,417	(35,479)	1,123,938
DTH equipment sales	—	76,064	—	76,064
Other	—	20,480	—	20,480

Total revenue	—	1,255,961	(35,479)	1,220,482

Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	453,158	—	453,158
Customer service center and other	—	145,270	(35,479)	109,791
Satellite and transmission	—	14,804	—	14,804

Total DISH Network operating expenses	—	613,232	(35,479)	577,753
Cost of sales — DTH equipment	—	40,311	—	40,311
Cost of sales — other	—	9,508	—	9,508
Cost of sales — Subscriber promotion subsidies	—	254,396	—	254,396
Advertising and other	—	46,924	—	46,924
General and administrative	—	94,473	—	94,473
Non-cash, stock-based compensation	—	3,722	—	3,722
Depreciation and amortization	—	94,769	—	94,769

Total costs and expenses	—	1,157,335	(35,479)	1,121,856

Operating income (loss)	—	98,626	—	98,626
Other Income (Expense):
Interest income	2,484	7	—	2,491
Interest expense, net of amounts capitalized	(84,121)	(990)	—	(85,111)
Equity in earnings (loss) of subsidiaries	95,022	—	(95,022)	—
Other	(9)	538	—	529

Total other income (expense)	13,376	(445)	(95,022)	(82,091)

Income (loss) before income taxes	13,376	98,181	(95,022)	16,535
Income tax benefit (provision), net	1,496	(3,159)	—	(1,663)

Net income (loss)	14,872	95,022	(95,022)	14,872

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Nine months ended September 30, 2001

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$2,595,441	$—	$2,595,441
Other	—	12,511	—	12,511

Total DISH Network	—	2,607,952	—	2,607,952
DTH equipment sales	—	158,025	(3)	158,022
Other	—	74,267	—	74,267

Total revenue	—	2,840,244	(3)	2,840,241

Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	1,046,676	—	1,046,676
Customer service center and other	—	207,487	—	207,487
Satellite and transmission	—	27,779	—	27,779

Total DISH Network operating expenses	—	1,281,942	—	1,281,942
Cost of sales — DTH equipment	(300)	109,507	(2)	109,205
Cost of sales — other	—	48,201	—	48,201
Cost of sales — Subscriber promotion subsidies	—	728,525	—	728,525
Advertising and other	—	97,838	—	97,838
General and administrative	(3,734)	239,791	(1)	236,056
Non-cash, stock-based compensation	—	21,298	—	21,298
Depreciation and amortization	—	184,958	—	184,958

Total costs and expenses	(4,034)	2,712,060	(3)	2,708,023

Operating income (loss)	4,034	128,184	—	132,218
Other Income (Expense):
Interest income	5,194	3,002	—	8,196
Interest expense	(142,730)	(1,296)	—	(144,026)
Equity in earnings (loss) of subsidiaries	(129,510)	—	129,510	—
Other	1,512	(380)	—	1,132

Total other income (expense)	(265,534)	1,326	129,510	(134,698)

Income (loss) before income taxes	(261,500)	129,510	129,510	(2,480)
Income tax benefit (provision), net	—	—	—	—

Net income (loss)	$(261,500)	$129,510	$129,510	$(2,480)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Nine months ended September 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$—	$3,204,208	$—	$3,204,208
Other	—	107,765	(95,255)	12,510

Total DISH Network	—	3,311,973	(95,255)	3,216,718
DTH equipment sales	—	199,795	—	199,795
Other	—	65,162	—	65,162

Total revenue	—	3,576,930	(95,255)	3,481,675

Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	—	1,299,721	—	1,299,721
Customer service center and other	—	385,701	(95,255)	290,446
Satellite and transmission	—	40,640	—	40,640

Total DISH Network operating expenses	—	1,726,062	(95,255)	1,630,807
Cost of sales — DTH equipment	—	123,482	—	123,482
Cost of sales — other	—	32,531	—	32,531
Cost of sales — Subscriber promotion subsidies	—	709,386	—	709,386
Advertising and other	—	115,387	—	115,387
General and administrative	147	261,356	—	261,503
Non-cash, stock-based compensation	—	7,557	—	7,557
Depreciation and amortization	—	257,565	—	257,565

Total costs and expenses	147	3,233,326	(95,255)	3,138,218

Operating income (loss)	(147)	343,604	—	343,457
Other Income (Expense):
Interest income	7,169	133	—	7,302
Interest expense, net of amounts capitalized	(249,651)	(1,184)	—	(250,835)
Equity in earnings (loss) of subsidiaries	324,542	—	(324,542)	—
Other	(1,303)	(610)	—	(1,913)

Total other income (expense)	80,757	(1,661)	(324,542)	(245,446)

Income (loss) before income taxes	80,610	341,943	(324,542)	98,011
Income tax benefit (provision), net	4,382	(17,401)	—	(13,019)

Net income (loss)	84,992	324,542	(324,542)	84,992

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Nine months ended September 30, 2001

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Cash Flows From Operating Activities:
Net income (loss)	$(2,480)	$129,510	$(129,510)	$(2,480)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	(129,510)	—	129,510	—
Deferred stock-based compensation (forfeitures) recognized	—	21,298	—	21,298
Depreciation and amortization	—	184,958	—	184,958
Amortization of debt discount and deferred financing costs	2,457	3	—	2,460
Change in long-term deferred satellite services revenue and other long-term liabilities	—	27,688	—	27,688
Other, net	—	16,861	—	16,861
Changes in current assets and current liabilities	(50,134)	210,522	—	160,388

Net cash flows from operating activities	(179,667)	590,840	—	411,173

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(573,648)	—	—	(573,648)
Sales of marketable investment securities	482,471	—	—	482,471
Purchases of property and equipment	—	(330,244)	—	(330,244)
Cash reserved for satellite insurance	(59,488)	—	—	(59,488)
Change in cash reserved for satellite insurance due to depreciation on related satellites	13,663	—	—	13,663

Net cash flows from investing activities	(137,002)	(330,244)	—	(467,246)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	399,188	(425,520)	—	(26,332)
Repayments of mortgage indebtedness and other notes payable	—	(7,364)	—	(7,364)

Net cash flows from financing activities	399,188	(432,884)	—	(33,696)

Net increase (decrease) in cash and cash equivalents	82,519	(172,288)	—	(89,769)
Cash and cash equivalents, beginning of year	(79,319)	170,891	—	91,572

Cash and cash equivalents, end of year	$3,200	$(1,397)	$—	$1,803

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Nine months ended September 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

Cash Flows From Operating Activities:
Net income (loss)	$84,992	$324,542	$(324,542)	$84,992
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	(324,542)	—	324,542	—
Realized and unrealized loss (gain) on investments	1,540	—	—	1,540
Deferred stock-based compensation (forfeitures) recognized	—	7,557	—	7,557
Deferred tax (benefit) expense	(29,570)	38,112	—	8,542
Depreciation and amortization	—	257,565	—	257,565
Amortization of debt discount and deferred financing costs	4,545	3	—	4,548
Change in long-term deferred distribution and carriage payments and other long-term liabilities	—	12,800	—	12,800
Other, net	800	(2,288)	—	(1,488)
Changes in current assets and current liabilities	44,100	115,233	—	159,333

Net cash flows from operating activities	(218,135)	753,524	—	535,389

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(427,044)	—	—	(427,044)
Sales of marketable investment securities	430,463	—	—	430,463
Purchases of property and equipment	—	(283,568)	—	(283,568)
Cash reserved for satellite insurance	(59,680)	—	—	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites	22,300	—	—	22,300
Other	—	(4,354)	—	(4,354)

Net cash flows from investing activities	(33,961)	(287,922)	—	(321,883)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	465,150	(465,208)	—	(58)
Repayments of mortgage indebtedness and other notes payable	—	(442)	—	(442)
Other	(423)	—	—	(423)

Net cash flows from financing activities	464,727	(465,650)	—	(923)

Net increase (decrease) in cash and cash equivalents	212,631	(48)	—	212,583
Cash and cash equivalents, beginning of year	36,253	2,799	—	39,052

Cash and cash equivalents, end of year	$248,884	$2,751	$—	$251,635

10. Subsequent Events

     Effective November 5, 2002, EDBS completed its offer to exchange all of the $1 billion principal outstanding of EBC’s 10 3/8% Senior Notes due 2007 (the “EBC Notes”) for substantially identical notes of EDBS. Tenders were received from holders of over 99% of the EBC Notes. Per the terms of the indenture related to the EBC Notes, if at least 90% in aggregate principal amount of the outstanding EBC Notes have accepted the exchange offer, then all of the then outstanding EBC Notes shall be deemed to have been exchanged for the EDBS Notes. Pursuant to the agreement between EBC and EDBS related to this debt exchange, the aggregate benefit received by EDBS from the use of proceeds of the 10 3/8% Seven Year Notes is required to be equal to the aggregate principal balance of the 10 3/8% Seven Year Notes exchanged. EBC currently expects that EDBS will receive this benefit through contribution of the benefit of the EchoStar VII and EchoStar VIII satellites by EBC to EDBS. EBC transferred ownership of EchoStar VII and EchoStar VIII to EDBS during March and October of 2002, respectively.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     In this document, the words “we,” “our,” “us,” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires”. “EBC” refers to EchoStar Broadband Corporation, our parent company, and its subsidiaries. EchoStar Communications Corporation is referred to herein as “ECC” or, together with ECC’s subsidiaries, as “EchoStar,” “General Motors” or “GM” refers to General Motors Corporation, “Hughes” refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and “PanAmSat” refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires. We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001 would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take these transactions into account. The amended EchoStar information statement, which we filed with the Securities and Exchange Commission on September 30, 2002 and expects to distribute to its common stockholders this summer, includes pro forma financial information of the combined company as if the Hughes merger was consummated and for us as if the Pan AmSat acquisition was consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2001 for a description of how you can obtain a copy of the EchoStar information statement from the Securities and Exchange Commission.

Principal Business

     Our operations include two interrelated business units:

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

     Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System currently consists of EchoStar’s FCC-allocated DBS spectrum, eight DBS satellites (“EchoStar I” through “EchoStar VIII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     Revenue. “Total revenue” for the three months ended September 30, 2002 was $1.220 billion, an increase of $201 million compared to “Total revenue” for the three months ended September 30, 2001 of $1.019 billion. The increase in “Total revenue” was primarily attributable to continued DISH Network subscriber growth. As discussed below, in order to attract new subscribers, certain of our promotions currently include free or reduced price programming. We expect to continue these promotions at least through the remainder of this year. Consequently, assuming a continued slow economy, we currently expect that our revenues will increase approximately 20% in 2002 compared to 2001 as the number of DISH Network subscribers increases.

     DISH Network “Subscription television services” revenue totaled $1.119 billion for the three months ended September 30, 2002, an increase of $199 million compared to the same period in 2001. DISH Network “Subscription television services” revenue principally consists of revenue from basic, premium, local, international and pay-per-view subscription television services. This increase was attributable to continued DISH Network subscriber growth. DISH Network added approximately 320,000 net new subscribers for the three months ended September 30, 2002

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

compared to approximately 360,000 net new subscribers during the same period in 2001. We believe the reduction in net new subscribers for the three months ended September 30, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of September 30, 2002, we had approximately 7.78 million DISH Network subscribers compared to approximately 6.43 million at September 30, 2001, an increase of approximately 21%. DISH Network “Subscription television services” revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8.1 million DISH Network subscribers, and increase compared to our prior guidance.

     Monthly average revenue per subscriber was approximately $49.04 during the three months ended September 30, 2002 and approximately $49.26 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to certain promotions, discussed below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming for 12 months. While there can be no assurance, since we expect to continue free and reduced price programming promotions at least through the end of the year, and as a result of other factors, we currently expect that monthly average revenue per subscriber for 2002 will be near current levels, but that it will not reach or exceed average revenue per subscriber levels achieved during 2001.

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

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. In April 2002, the Media Bureau of the FCC (the “Bureau”) concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet the FCC’s standards. We have implemented many such remedial actions which we believe should satisfy the Bureau and have filed compliance reports with the FCC describing our “must carry” implementation measures made in response to the Bureau’s order. We have not received a ruling from the Bureau either accepting or rejecting those measures. There can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets in which we provide local channels in order to meet the FCC’s interpretation of “must carry” obligations. Any reduction in the number of markets we serve in order to comply with “must carry” requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

     For the three months ended September 30, 2002, “DTH equipment sales” revenue totaled $76 million, an increase of $4 million compared to the same period during 2001. “DTH equipment sales” consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories in the United States. The increase in “DTH equipment sales” revenue principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to our international DTH customers discussed below.

     A significant portion of “DTH equipment sales” revenue through 2001 resulted from sales to Via Digital and Bell ExpressVu. Our future revenue from the sale of DTH equipment in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital. However, we

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

cannot guarantee at this time that those negotiations will be successful. Further, Via Digital has signed a merger agreement with Canal Satelite, and may cease commercial operations in 2003 if Spanish authorities approve the merger. While there can be no assurance, we expect total “DTH equipment sales” revenue in 2002 to approximate 2001 levels. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $578 million during the three months ended September 30, 2002, an increase of $129 million or 29% compared to the same period in 2001. The increase in “DISH Network operating expenses” in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. “DISH Network operating expenses” represented 52% and 49% of “Subscription television services” revenue during the three months ended September 30, 2002 and 2001, respectively. The increase in “DISH Network operating expenses” as a percentage of “Subscription television services” revenue primarily resulted from the expansion of our installation and service business, the opening of a new call center, increased costs in order to meet the demands of current “must carry” requirements and costs associated with offering additional markets where we carry local channels. While there can be no assurance, we expect operating expenses as a percentage of “Subscription television services” revenue to remain near current levels during the remainder of 2002.

     “Subscriber-related expenses” totaled $453 million during the three months ended September 30, 2002, an increase of $87 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% of “Subscription television services” revenues during the each of the three months ended September 30, 2002 and 2001. While there can be no assurance, we expect “Subscriber-related expenses” as a percentage of “Subscription television services” revenue to remain near current levels during the remainder of 2002.

     “Customer service center and other” expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. “Customer service center and other” expenses totaled $110 million during the three months ended September 30, 2002, an increase of $37 million as compared to the same period in 2001. “Customer service center and other” expenses totaled 10% and 8% of “Subscription television services” revenue during the three months ended September 30, 2002 and 2001, respectively. The increase in “Customer service center and other” expenses in total and as a percentage of “Subscription television services” revenue primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network, the opening of a new call center, increased operating expenses related to the expansion of our installation and service business and increased installation costs due to second-dish installations in order to meet the demands of “must carry”. While there can be no assurance, we expect these expenses in total and as a percentage of “Subscription television services” revenue to remain near current levels during the remainder of 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We intend to continue to implement the automation of simple telephone responses, and to increase Internet and satellite receiver-based customer assistance in the future, in order to better manage customer service costs.

     “Satellite and transmission” expenses include expenses associated with the operation of our digital broadcast centers, and contracted satellite telemetry, tracking and control services. “Satellite and transmission” expenses totaled $15 million during the three months ended September 30, 2002, a $4 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. During the three months ended September 30, 2002, we launched eight additional local markets. “Satellite and transmission” expenses totaled 1% of “Subscription television services” revenue during each of the three months ended September 30, 2002 and 2001. We expect “Satellite and transmission” expenses in total and as a percentage of “Subscription television services” revenue to increase in the future as additional satellites are placed in service, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

     Cost of sales — DTH equipment. “Cost of sales — DTH equipment” totaled $40 million during the three months ended September 30, 2002, a decrease of $9 million compared to the same period in 2001. “Cost of sales — DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. DTH equipment represented 53% and 68% of DTH equipment revenue, during the three months ended September 30, 2002 and 2001, respectively. The decrease, both in aggregate and as a percentage of revenue, primarily related to reductions in the cost of manufactured equipment, increased sales of higher-margin DBS accessories and favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $5 million.

     Subscriber Promotions. During the three months ended September 30, 2002, our marketing promotions included our Free Dish, 1-2-3 Great TV, free installation program, Free for All and Digital Home Plan, which are described below.

     Free Dish — Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least January 2003.

     1-2-3 Great TV — During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchased one or more receivers, provided a valid major credit card and made a one-year commitment, received the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free Installation — Under our free installation program all subscribers who purchased an EchoStar receiver system from September 2000 to December 2001, were eligible to receive a free professional installation of one EchoStar receiver system. Effective December 2001, all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least January 2003.

     Free for All — Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Although there can be no assurance as to the ultimate duration of the Free For All promotion, we expect it to continue through at least January 2003.

     Digital Home Plan — Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $27.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $50.99 to $60.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment and incur a one-time set-up fee of $49.99. During July 2002, the promotion also included the first three months of qualified programming free for qualified Digital Home Plan programming packages. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment. For an additional $50.00, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of three to four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least January 2003.

     Subscriber Acquisition Costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales — subscriber promotion subsidies”, “Other subscriber promotion subsidies” and DISH Network acquisition marketing expenses. “Cost of sales — subscriber promotion subsidies” includes the cost related to the distribution of

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

EchoStar receiver systems to retailers and other distributors of our equipment. “Other subscriber promotion subsidies” includes net costs related to our free installation promotion and other promotional incentives.

     During the three months ended September 30, 2002, our subscriber acquisition costs totaled approximately $298 million, or approximately $413 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended September 30, 2001 totaled approximately $268 million, or approximately $392 per new subscriber activation. The increase in total subscriber acquisition costs primarily resulted from an increase in “Other subscriber promotion subsidies” related to additional subsidies on second receiver installations, an increase in “Advertising and other” expense related to our 2002 marketing promotions, and a decrease in Digital Home Plan penetration compared to 2001. The increase in subscriber acquisition costs was partially offset during the three months ended September 30, 2002 by favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $31 million. The increase was also partially offset by a decrease in “Cost of sales — subscriber promotion subsidies” due to reductions in the cost and sales price of manufactured equipment.

     While there can be no assurance, we currently expect per subscriber acquisition costs for the full year to be approximately $430. Anticipated per subscriber acquisition costs for the full year take into consideration, among other things, anticipated advertising costs, and promotions targeting subscribers who want multiple receivers. Those promotions result in higher equipment subsidies and increased dealer commissions compared to our typical historical promotions. While there can be no assurance, we believe heightened credit procedures we implemented during the first quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $74 million and $109 million for the three months ended September 30, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $10 million and $8 million during the three months ended September 30, 2002 and 2001, respectively, also is not included in our calculation of subscriber acquisition costs.

     Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     General and Administrative Expenses. “General and administrative” expenses totaled $94 million during the three months ended September 30, 2002, an increase of $12 million compared to the same period in 2001. The increase in “G&A” expenses was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. This increase was partially offset by a decrease in legal expenses. “G&A” expenses represented 8% of “Total revenue” during each of the three months ended September 30, 2002 and 2001. While there can be no assurance, we expect “G&A” expenses as a percentage of “Total revenue” for the remainder of 2002 to be consistent with the expense to revenue ratio for the nine months ended September 30, 2002.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended September 30, 2002 we recognized $4 million of compensation under this performance-based plan, a decrease of $3 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures. The remaining deferred compensation of $12 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

     We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	Three Months Ended September 30,

	2001	2002

Customer service center and other	$311	$182
Satellite and transmission	388	183
General and administrative	6,132	3,357

Total non-cash, stock-based compensation	$6,831	$3,722

     Options to purchase an additional 9.1 million shares are outstanding as of September 30, 2002 and were granted at fair market value during 1999, 2000 and 2001 pursuant to our Long Term Incentive Plan. The weighted-average exercise price of these options is $9.02. Vesting of these options is contingent upon meeting certain longer-term goals, which would be achieved following consummation of the proposed merger with Hughes. The vesting of these options will not accelerate as a result of the proposed merger with Hughes. Since the merger has not yet occurred, the goals have not yet been achieved. Consequently, no compensation was recorded during the three months ended September 30, 2001 and 2002 related to these long-term options. We will record the related compensation at the earlier of achievement of the performance goals or consummation of the proposed merger with Hughes. Such compensation, if recorded, would result in material non-cash, stock-based compensation expense in our statements of operations.

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “Cost of sales — subscriber promotion subsidies,” “Other subscriber promotion subsidies” and “Advertising and other “expenses. Pre-marketing cash flow was $498 million during the three months ended September 30, 2002, an increase of $73 million or 17% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of “Total revenue” was approximately 41% and 42% during the three months ended September 30, 2002 and 2001, respectively. While there can be no assurance, during the remainder of 2002 we expect pre-marketing cash flow as a percentage of “Total revenue” to be generally consistent with year to date percentages.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and is adjusted for “Non-cash, stock-based compensation.” EBITDA was $197 million during the three months ended September 30, 2002, compared to $154 million during the same period in 2001. The improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers, and to favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment totaling approximately $36 million. The improvement was partially offset by a decrease in Digital Home Plan penetration compared to the same period in 2001, resulting in a reduction in capitalized costs for the period. Our calculation of EBITDA for the three months ended September 30, 2002 and 2001 does not include approximately $4 million and $7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $74 million and $109 million during 2002 and 2001, respectively. While there can be no assurance, we currently expect to end 2002 with EBITDA of approximately $750-$800 million, based upon our increased subscriber addition expectation and as a result of anticipated lower penetration rates in our Digital Home Plan promotion. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. We use EBITDA and pre-marketing cash flow as a few of the key measurements of operating efficiency and overall financial performance and believe these can be helpful measures for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. “Depreciation and amortization” expense totaled $95 million during the three months ended September 30, 2002, a $25 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter. This increase was partially offset by a reduction of approximately $5 million of amortization expense as a result of our adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”). In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations. During October 2002, in connection with the commencement of commercial operations, we began depreciating EchoStar VIII.

     Other Income and Expense. “Other expense,” net, totaled $82 million during the three months ended September 30, 2002, an increase of $35 million compared to the same period in 2001. This increase is primarily attributable to an increase in “Interest expense” as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and due to EDBS recording the indebtedness of the 10 3/8% Seven Year Notes at December 31, 2001.

     Net income (loss). “Net income” was $15 million during the three months ended September 30, 2002, a decrease of $15 million compared to “Net income” of $30 million for the same period in 2001. This decrease is primarily attributable to increases in operating and other expenses discussed above and an increase in “Other income (expense)” discussed above. This decrease was partially offset by favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $36 million.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     Revenue. “Total revenue” for the nine months ended September 30, 2002 was $3.482 billion, an increase of $642 million compared to “Total revenue” for the nine months ended September 30, 2001 of $2.840 billion. The increase in “Total revenue” was primarily attributable to continued DISH Network subscriber growth.

     DISH Network “Subscription television services” revenue totaled $3.204 billion for the nine months ended September 30, 2002, an increase of $609 million compared to the same period in 2001. This increase was directly attributable to continued DISH Network subscriber growth.

     For the nine months ended September 30, 2002, “DTH equipment sales” revenue totaled $200 million, an increase of $42 million compared to the same period during 2001. The increase in “DTH equipment sales” revenue principally resulted from an increase in sales of digital set-top boxes to Bell ExpressVu and an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to Via Digital.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $1.631 billion during the nine months ended September 30, 2002, an increase of $349 million or 27% compared to the same period in 2001. The increase in “DISH Network operating expenses” in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. “DISH Network operating expenses” represented 51% and 49% of “Subscription television services” revenue during the nine months ended September 30, 2002 and 2001, respectively. The increase in “DISH Network operating expenses” as a percentage of “Subscription television services” revenue primarily resulted from the expansion of our installation and service business, the opening of a new call center, increased costs in order to meet the demands of current “must carry” requirements and costs associated with offering additional markets where we carry local channels.

     “Subscriber-related expenses” totaled $1.300 billion during the nine months ended September 30, 2002, an increase of $253 million compared to the same period in 2001. The increase in total “Subscriber-related expenses”

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

is primarily attributable to the increase in DISH Network subscribers. Such expenses represented 41% and 40% of “Subscription television services” revenues during the nine months ended September 30, 2002 and 2001, respectively.

     “Customer service center and other” expenses totaled $290 million during the nine months ended September 30, 2002, an increase of $83 million as compared to the same period in 2001. “Customer service center and other” expenses totaled 9% and 8% of “Subscription television services” revenue during the nine months ended September 30, 2002 and 2001, respectively. The increase in “Customer service center and other” expenses in total and as a percentage of “Subscription television services” revenue primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network, the opening of a new call center, increased operating expenses related to the expansion of our installation and service business and increased installation costs due to second-dish installations in order to meet the demands of “must carry”.

     “Satellite and transmission” expenses totaled $41 million during the nine months ended September 30, 2002, a $13 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and offer additional markets where we carry local channels. During the nine months ended September 30, 2002, we launched 11 additional local markets. “Satellite and transmission” expenses totaled 1% of “Subscription television services” revenue during each of the nine months ended September 30, 2002 and 2001.

     Cost of sales — DTH equipment. “Cost of sales — DTH equipment” totaled $124 million during the nine months ended September 30, 2002, an increase of $15 million compared to the same period in 2001. The increase in “Cost of sales — DTH equipment” principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu. “Cost of sales — DTH equipment” represented 62% and 69% of “DTH equipment sales” revenue, during the nine months ended September 30, 2002 and 2001, respectively. The decrease in “Cost of sales — DTH equipment” as a percentage of “DTH equipment sales” revenue primarily related to increased sales of higher-margin DBS accessories and favorable litigation developments resulting in a non-recurring reduction in the cost of set-top box equipment of approximately $5 million.

     Subscriber Acquisition Costs. During the nine months ended September 30, 2002, our subscriber acquisition costs totaled approximately $812 million, or approximately $409 per new subscriber activation. Comparatively, our subscriber acquisition costs during the nine months ended September 30, 2001 totaled approximately $816 million, or approximately $403 per new subscriber activation. Total subscriber acquisition costs for the nine months ended September 30, 2002 include adjustments which reduce the costs related to the production of EchoStar receiver systems. During the second quarter of 2002, we recorded an adjustment of approximately $17 million resulting from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. During the third quarter of 2002, as a result of favorable litigation developments we recorded a non-recurring reduction in the cost of set-top box equipment of approximately $31 million. The increase in total subscriber acquisition costs, absent these adjustments, primarily resulted from an increase in “Other subscriber promotion subsidies” primarily related to additional subsidies on second receiver installations, an increase in “Advertising and other” expense related to our 2002 marketing promotions, and a decrease in Digital Home Plan penetration compared to 2001. The increase was partially offset by a decrease in “Cost of sales — subscriber promotion subsidies” due to reductions in the cost and sales price of manufactured equipment.

     Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $240 million and $258 million for the nine months ended September 30, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $30 million and $10 million during the nine months ended September 30, 2002 and 2001, respectively, also is not included in our calculation of subscriber acquisition costs.

     General and Administrative Expenses. “General and administrative” expenses totaled $262 million during the nine months ended September 30, 2002, an increase of $26 million as compared to the same period in 2001. The increase in “G&A” expenses was principally attributable to increased personnel and infrastructure expenses to support

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

the growth of the DISH Network. “G&A” expenses represented 8% of “Total revenue” during each of the nine months ended September 30, 2002 and 2001.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the nine months ended September 30, 2002 we recognized $8 million of compensation under the 1999 incentive plan, a decrease of $13 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $12 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

     We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	Nine Months Ended September 30,

	2001	2002

Customer service center and other	$932	$547
Satellite and transmission	1,165	(189)
General and administrative	19,201	7,199

Total non-cash, stock-based compensation	$21,298	$7,557

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “Cost of sales — subscriber promotion subsidies,” “Other subscriber promotion subsidies” and “Advertising and other” expenses. Pre-marketing cash flow was $1.433 billion during the nine months ended September 30, 2002, an increase of $268 million or 23% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of “Total revenue” was approximately 41% during each of the nine months ended September 30, 2002 and 2001.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and is adjusted for “Non-cash, stock-based compensation.” EBITDA was $609 million during the nine months ended September 30, 2002, compared to $338 million during the same period in 2001. The improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers, and to previously discussed adjustments totaling approximately $53 million which reduce the costs related to the production of EchoStar receiver systems. The improvement was partially offset by a decrease in Digital Home Plan penetration compared to the same period in 2001, resulting in a reduction in capitalized costs for the period. Our calculation of EBITDA for the nine months ended September 30, 2002 and 2001 does not include approximately $8 million and $21 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $240 million and $258 million during 2002 and 2001, respectively.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

     Depreciation and Amortization. “Depreciation and amortization” expense aggregated $258 million during the nine months ended September 30, 2002, a $73 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operations of EchoStar VII in April 2002 and Digital Home Plan equipment and other depreciable assets placed in service during late 2001 and thereafter. This increase was partially offset by a reduction of approximately $14 million of amortization expense as a result of our adoption of FAS 142. In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations. During October 2002, in connection with the commencement of commercial operations, we began depreciating EchoStar VIII.

     Other Income and Expense. “Other expense,” net, totaled $246 million during the nine months ended September 30, 2002, an increase of $111 million compared to $135 million for the same period in 2001. This increase is primarily attributable to an increase in “Interest expense” as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and due to EDBS recording the indebtedness of the
10 3/8% Seven Year Notes at December 31, 2001.

     Net income (loss). “Net income” was $85 million during the nine months ended September 30, 2002, a $87 million improvement compared to a “Net loss” of $2 million for the same period in 2001. This improvement is primarily attributable to the increase in the number of DISH Network subscribers which continues to result in revenue sufficient to support the cost of new and existing subscribers and to previously discussed adjustments totaling approximately $53 million which reduce the costs related to the production of EchoStar receiver systems.

Item 4. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of filing this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of EchoStar’s disclosure controls and procedures were effective as of the date of the evaluation.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Fee Dispute

     EchoStar had a dispute regarding the contingent fee arrangement with the attorneys who represented EchoStar in prior litigation with The News Corporation, Ltd. In early July 2002, the parties resolved their dispute.

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

Distant Network Litigation

     Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with certain stipulations in the injunction.

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

PART II — OTHER INFORMATION

     In December 1998, the networks filed a Motion for Preliminary Injunction against Echostar in the Florida case and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held during September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to cease providing network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

     During September 2000, the Court granted the networks’ motion for preliminary injunction, denied the networks’ emergency motion, and denied EchoStar’s request to present live testimony and evidence. The Court’s original order required EchoStar to terminate network programming to certain subscribers “no later than February 15, 1999,” and contained other dates with which it would be physically impossible to comply. The order imposed restrictions on EchoStar’s past and future sale of distant ABC, NBC, CBS and FOX channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DIRECTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act.

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to February 10, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If after a trial the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on its business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar

PART II — OTHER INFORMATION

has examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. Gemstar has moved to stay the North Carolina action pending appeal of the ITC decision. EchoStar is opposing Gemstar’s motion.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims, however a recently filed motion for summary judgment based generally on lack of standing, remains pending. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the Administrative Law Judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the Judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the Judge’s Final Initial Determination. On August 29, 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar has indicated that it plans to appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offer to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DIRECTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. On July 3, 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none

PART II — OTHER INFORMATION

of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. On July 26, 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

     IPPV Enterprises, LLC (“IPPV”) and MAAST, Inc. filed a patent infringement suit against EchoStar, and our conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent claim was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per-view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed, permitting the Judge to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV’s request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class will be de-certified upon notice if mediation does not resolve the dispute. A settlement has been reached with plaintiff’s counsel and the Court issued its preliminary approval of the settlement on October 18, 2002. The Court has set a March 7, 2003 date for hearing on final approval after notice to the class. If the settlement is not approved, EchoStar intends to deny all liability and to vigorously defend the lawsuit. The settlement confirms that the late fee charged by EchoStar is appropriate and will not change.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held on June 28, 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a Notice of Appeal of the Court’s grant of EchoStar’s Motion for Summary Judgment. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION

State Investigation

     During April 2002, two state Attorneys General commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation. It is too early to make an assessment of the probable outcome, or to determine the extent of any damages or injunctive relief which could result.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County Court action is scheduled for November 26, 2002.

     Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case and the Court denied Plaintiff’s Motion for Reconsideration. The plaintiff filed a Notice of Appeal of the Court’s denial of Plaintiff’s Motion for Reconsideration. It is too early to make an assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand Communications Corporation (“StarBand”) filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that EchoStar’s pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. On October 28, 2002, EchoStar, along with the other defendants filed motions to dismiss the complaint in its entirety. EchoStar and EchoBand filed a motion to dismiss based on lack of personal jurisdiction. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar denied all of PrimeTime 24’s allegations and asserted various counterclaims. EchoStar has reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount is immaterial to EchoStar.

Merger Related Proceedings

     A purported shareholder derivative action was filed against EchoStar and all of the current members of its Board of Directors in the United States District Court for Clark County, Nevada during October 2002 by Robert Busch on behalf of EchoStar shareholders. The complaint alleges breach of fiduciary duty, corporate waste and other unlawful acts relating to EchoStar’s agreement to pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances in the event the merger with DirecTV is not completed by January 21, 2003. No answer is due yet from the defendants. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Insurance

     In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity. While there can be no assurance, the arbitration is expected to occur during 2003.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

* 10.1	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176).**

* 10.2	Amendment No. 1 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

* 10.3	Amendment No. 2 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

* 10.4	Amendment No. 3 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

* 10.5	Amendment No. 4 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

* 10.6	Amendment No. 5 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

* 10.7	Amendment No. 6 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

* 10.8	Amendment No. 7 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No.0-26176)

PART II — OTHER INFORMATION

* 10.9	Amendment No. 8 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No. 0-26176)

* 10.10	Amendment No. 9 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No. 0-26176)

* 10.11	Amendment No. 10 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No. 0-26176)

* 10.12	Amendment No. 11 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No. 0-26176)

* 10.13	Amendment No. 12 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of EchoStar Communications Corporation for the quarter ended September 30, 2002, Commission File No. 0-26176)

*	Incorporated by reference.

**	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

(b) Reports on Form 8-K.

     On August 14, 2002, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2002 stating that our Chief Executive Officer and our Chief Financial Officer certified our report pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION

By:	/s/ Charles W. Ergen Charles W. Ergen Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Charles W. Ergen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EchoStar DBS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles W. Ergen

Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

I, Michael R. McDonnell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EchoStar DBS Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael R. McDonnell

Senior Vice President and Chief Financial Officer