Form 10-K
period 2002-12-31
ECHOSTAR DBS CORP
filed 2003-03-12
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 333-31929

EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1328967 (I.R.S. Employer Identification No.)

5701 S. Santa Fe Littleton, Colorado (Address of principal executive offices)	80120 (Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     As of March 7, 2003, the Registrant’s outstanding Common stock consisted of 1,000 shares of Common Stock, $0.01 par value.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes     X     No

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None

PART I

Disclosure regarding forward-looking statements		1
Item 1.	Business	2
Item 2.	Properties	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	*

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	*
Item 7.	Management’s Narrative Analysis of Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20

PART III

Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Controls and Procedures	20
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	21

	Signatures	26
	Section 302 CEO Certification	27
	Section 302 CFO Certification	28
	Index to Financial Statements	F-1

     *     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (2) of Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to the following:

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase, and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and could be pirated in the future which could cause us to lose subscribers and revenue, or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites and we may be unable to settle outstanding claims with insurers;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or, fail or our satellites may fail prematurely in orbit;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties;

•	the September 11, 2001 terrorist attacks, the possibility of war or hostilities relating to Iraq, North Korea and other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission.

     All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

     In this document “we,” “our,” “us” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” refers to Echostar Communications Corporation and its subsidiaries.

PART I

Item 1. BUSINESS

Brief Description of Business

     We are a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar”), a publicly traded company listed on the Nasdaq National Market under the symbol “DISH”. Unless otherwise stated, or the context otherwise requires, references to EchoStar include EDBS and all other direct and indirect wholly-owned subsidiaries of EchoStar. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2002. Substantially all of EchoStar’s operations are conducted by subsidiaries of us. The operations of EchoStar include two interrelated business units:

•	The DISH Network — which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States: and

•	EchoStar Technologies Corporation — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” EchoStar Technologies Corporation also designs, develops and distributes similar equipment for international satellite service providers.

Recent Developments

     Redemption of the 9 1/4% Seven Year Notes. Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4 % Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375 million principal amount of the notes was repurchased at 104.625 percent, for a total of approximately $392 million. The premium paid of approximately $17 million, along with unamortized debt issuance costs of approximately $3 million, have been recorded as charges to earnings as of February 1, 2003.

     Termination of the Proposed Merger with Hughes. On December 9, 2002 EchoStar reached a termination settlement and release agreement with General Motors and Hughes Electronic Corporation to terminate its proposed merger with Hughes. Under the terms of the settlement, Hughes retained its 81% ownership interest in PanAmSat, which EchoStar was previously obligated to purchase at a price of $22.47 per share, or approximately $2.7 billion. EchoStar also paid a $600 million merger termination fee to Hughes and expensed other merger costs. Since the merger termination fee and other merger costs were paid by our parent, Echostar Communications Corporation, these costs are not reflected in our Consolidated Financial Statements.

Item 2. Properties

     The following table sets forth certain information concerning our principal properties:

	Segment(s) Using	Approximate	Owned or
Description/Use/Location	Property	Square Footage	Leased

Corporate headquarters and customer service center, Littleton, Colorado	All	156,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	155,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	57,200	Owned
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	144,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	120,000	Owned
Customer service center, McKeesport, Pennsylvania	DISH Network	100,000	Leased
Customer service center and warehouse, El Paso, Texas	DISH Network	170,250	Owned
Customer service center, Christiansburg, Virginia	DISH Network	100,000	Owned
Customer service center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer service center, Thornton, Colorado	DISH Network	55,000	Owned
Customer service center, Bluefield, West Virginia	DISH Network	51,000	Owned
Warehouse and distribution center, Atlanta, Georgia	DISH Network	160,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	132,800	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	78,500	Owned
Engineering offices and warehouse, Almelo, The Netherlands	Other	53,800	Owned

Item 3. Legal Proceedings

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

     In December 1998, the networks filed a Motion for Preliminary Injunction against Echostar in the Florida case and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held in September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to cease providing network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act, which was passed by Congress in November 1999. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice-amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002 remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to April 7, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On November 25, 2002, the District court entered an order dismissing the claims between NBC and EchoStar. Six of the original eight plaintiffs remain, including CBS and Fox, along with the associations affiliated with each of the four networks. On January 28, 2003, the parties participated in a court ordered mediation. The mediation did not resolve the parties’ disputes. However, the parties agreed to continue the mediation and participate in another mediation session.

     If the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on its business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. A more recently filed motion for summary judgment based generally on lack of standing has also been denied. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offer to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class will be de-certified upon notice if mediation does not resolve the dispute. A settlement has been reached with plaintiff’s counsel and the Court issued its preliminary approval of the settlement on October 18, 2002. The Court issued final approval on March 7, 2003. The Judgement Pursuant to Stipulation is effective March 12, 2003. As a result, this matter is concluded.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a Motion for Attorney’s Fees which was denied by the Court. The Plaintiffs filed a Notice of Appeal of the Court’s Granting of EchoStar’s Motion for Summary Judgment and EchoStar Cross-Appealed the Court’s ruling on EchoStar’s Motion for Attorney’s Fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

State Investigation

     During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation and is currently in settlement discussions with the states. It is not possible to determine the extent of any damages or injunctive relief which could result in the event a settlement is not reached.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a Motion for Summary Judgment on all counts and against all plaintiffs. The plaintiffs have filed a Motion for Additional Time to Conduct Discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the Plaintiff’s Motion for Reconsideration. The trial court denied EchoStar’s Motions for Sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar denied all of PrimeTime 24’s allegations and asserted various counterclaims. EchoStar has reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount was not material.

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that EchoStar’s then-pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. During October 2002, EchoStar, along with the other defendants, filed a motion to dismiss the complaint in its entirety based on lack of personal jurisdiction. These motions have been briefed and oral argument has been set by the Court for March 18, 2003. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Merger Related Proceedings

     On October 24, 2002, a purported shareholder filed a Shareholder’s Derivative Action against EchoStar and the current members of its Board of Directors and named EchoStar as a nominal defendant. The Plaintiff filed the action in the United States District Court of Clark County, Nevada. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to EchoStar’s agreement to (1) pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat at a premium rate. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. No answer is due from the defendants, and all parties have entered into a stipulation allowing the defendants to answer only subject to 30-day notice from the plaintiff. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. The Plaintiff filed a motion for an Award of Attorneys Fees and Request for Dismissal and Defendants filed a Motion to Strike Plaintiff's Request for Attorneys Fees and to conduct discovery. Both motions are set to be heard by the Court on March 24, 2003 in chambers without the presence of counsel. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Insurance

     In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall

& Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration is currently scheduled to begin in late April 2003, but the Insurers have recently requested that that hearing date be delayed. The parties to the London arbitration are currently negotiating the schedule for a hearing, and, while there can be no assurance, EchoStar anticipates that the hearing date in that proceeding will be set for later in 2003. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

     We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 7, 2003, all 1,000 authorized, issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

     We have never declared or paid any cash dividends on our common stock and do not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt facilities, and other factors our Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. Our ability to declare dividends is affected by covenants in our debt facilities.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

     Revenue. “Total revenue” for the year ended December 31, 2002 was $4.804 billion, an increase of $817 million or 20% compared to “Total revenue” for the year ended December 31, 2001 of $3.987 billion. The increase in “Total revenue” was primarily attributable to continued DISH Network subscriber growth. The increase in “Total revenue” was partially offset by our free and reduced price programming promotions, discussed below.

     DISH Network “Subscription television services” revenue totaled $4.406 billion for the year ended December 31, 2002, an increase of $822 million or 23% compared to the same period in 2001. DISH Network “Subscription television services” revenue principally consists of revenue from basic, premium, local, international and pay-per-view subscription television services. This increase was attributable to continued DISH Network subscriber growth. DISH Network added approximately 1.35 million net new subscribers for the year ended December 31, 2002 compared to approximately 1.57 million net new subscribers during the same period in 2001. We believe the reduction in net new subscribers for the year ended December 31, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of December 31, 2002, we had approximately 8.18 million DISH Network subscribers compared to approximately 6.83 million at December 31, 2001, an increase of approximately 20%. DISH Network “Subscription television services” revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to add at least 1 million net new subscribers during 2003.

     Monthly average revenue per subscriber was approximately $49.17 during the year ended December 31, 2002 and approximately $49.32 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to certain promotions, discussed below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming for 12 months. This decrease was partially offset by a $1.00 price increase in February 2002, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes.

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

     In April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn.

     For the year ended December 31, 2002, “DTH equipment sales” totaled $285 million, an increase of $18 million compared to the same period during 2001. “DTH equipment sales” consist of sales and maintenance of digital set-top boxes and other digital satellite broadcasting equipment by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company, and sales of DBS accessories in the United States. The increase in “DTH equipment sales” principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to our international DTH customers.

     Through 2002, our primary international customer was Bell ExpressVu. We currently have certain binding purchase orders from Bell ExpressVu, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. Our future international revenue depends largely on the success of these and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $2.230 billion during the year ended December 31, 2002, an increase of $459 million or 26% compared to the same period in 2001. The increase in “DISH Network operating expenses” was primarily attributable to the increase in the number of DISH Network subscribers. “DISH Network operating expenses” represented 51% and 49% of “Subscription television services” revenue during the years ended December 31, 2002 and 2001, respectively. The increase in “DISH Network operating expenses” as a percentage of “Subscription television services” revenue primarily resulted from the expansion of our DISH Network Service Corporation, the opening of a new call center, increased costs in order to meet the demands of current “must carry” requirements and costs associated with offering additional markets where we carry local channels.

     “Subscriber-related expenses” totaled $1.783 billion during the year ended December, 2002, an increase of $334 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% of “Subscription television services” revenues during each of the years ended December 31, 2002 and 2001. Promotions under which subscribers received free or discounted programming increased “Subscriber-related expenses” as a percentage of “Subscription television services” revenue in 2002 as compared to 2001. This increase was offset by a variety of factors including $1.00 price increase in February 2002, the increased availability of local channels by satellite in 2002 and an increase in subscribers with multiple set-top boxes.

     “Customer service center and other” expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our DISH Network Service Corporation business. “Customer service center and other” expenses totaled $391 million during the year ended December 31, 2002, an increase of $106 million as compared to the same period in 2001. “Customer service center and other” expenses totaled 9% and 8% of “Subscription television services” revenue during the years ended December 31, 2002 and 2001, respectively. The increase in “Customer service center and other” expenses in total and as a percentage of “Subscription television services” revenue primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network, the opening of a new call center, increased operating expenses related to the expansion of our DISH Network Service Corporation business, increased competition and increased costs due to second-dish installations in order to meet the demands of “must carry”. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We intend to continue to implement the automation of simple telephone responses and to increase Internet and satellite receiver-based customer assistance in the future in order to better manage customer service costs.

     “Satellite and transmission” expenses include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. “Satellite and transmission” expenses totaled $57 million during the year ended December 31, 2002, a $19 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and the launch of 18 additional local markets during the year ended December 31, 2002. “Satellite and transmission” expenses totaled 1% of “Subscription television services” revenue during each of the years ended December 31, 2002 and 2001. “Satellite and transmission” expenses could increase in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

     Cost of sales – DTH equipment. “Cost of sales – DTH equipment” totaled $178 million during the year ended December 31, 2002, a decrease of $10 million compared to the same period in 2001. “Cost of sales – DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. “Cost of sales — DTH equipment” represented 62% and 70% of “DTH equipment sales”, during the years ended December 31, 2002 and 2001, respectively. The decrease, both in aggregate and as a percentage of revenue, related primarily to reductions in the cost of set-top box equipment and increased sales of higher margin DBS accessories.

     Subscriber Promotions. During the year ended December 31, 2002, our marketing promotions included our I Like 9, Free Dish, 1-2-3 Great TV, free installation program, Free for All and Digital Home Plan, which are described below.

     I Like 9 – During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, received free installation and either our America’s Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

     Free Dish – Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least July 31, 2003.

     1-2-3 Great TV – During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchased one or more receivers, provided a valid major credit card and made a one-year commitment, received the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

     Free for All – Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Although there can be no assurance as to the ultimate duration of the Free For All promotion, we expect it to continue through at least July 31, 2003.

     Digital Home Plan – Our Digital Home Plan promotion offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $29.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $52.99 to $62.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score and incur a one-time set-up fee of $49.99. From January to July 2002, the promotion also included the first three months of qualified programming free for qualified Digital Home Plan programming packages and for an additional $99, consumers could also choose to include a Dish PVR in the Digital Home Plan. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment and for an additional $50, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least July 31, 2003.

     Free Installation – Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least July 31, 2003.

     Subscriber Acquisition Costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales – subscriber promotion subsidies”, “Other subscriber promotion subsidies” and DISH Network acquisition marketing expenses. “Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by EchoStar to subscribers. “Other subscriber promotion subsidies” includes net costs related to our free installation promotion and other promotional incentives.

     During the year ended December 31, 2002, our subscriber acquisition costs totaled approximately $1.163 billion, or approximately $421 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 2001 totaled approximately $1.074 billion, or approximately $395 per new subscriber activation. Total subscriber acquisition costs for the year ended December 31, 2002 include favorable adjustments which reduced the costs related to the production of EchoStar receiver systems. During 2002, we recorded adjustments of approximately $48 million as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in total subscriber acquisition costs primarily resulted from an increase in “Other subscriber promotion subsidies” related to additional subsidies on second receiver installations and a decrease in the sales price of manufactured equipment, as well as an increase in “Advertising and other” expense related to acquisition marketing and our 2002 marketing promotions. A decrease in Digital Home Plan penetration in 2002 as compared to 2001 also contributed to this increase. This increase was partially offset by reductions in the cost of manufactured equipment and an increase in installations we perform on behalf of retailers. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

     We exclude equipment capitalized under our Digital Home Plan promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting Digital Home Plan subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our Digital Home Plan promotion totaled approximately $278 million and $338 million for the years ended December 31, 2002 and 2001, respectively. Payments and returned equipment received from disconnecting Digital Home Plan subscribers, which became available for sale through other promotions rather than being redeployed in the Digital Home Plan, totaled approximately $38 million and $16 million during the years ended December 31, 2002 and 2001, respectively.

     General and Administrative Expenses. “General and administrative” expenses totaled $366 million during the year ended December 31, 2002, an increase of $4 million compared to the same period in 2001. The increase in “G&A” expenses was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. This increase was partially offset by a decrease in legal expenses and litigation settlements. “G&A” expenses represented 8% and 9% of “Total revenue” during the years ended December 31, 2002 and 2001, respectively.

     Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation, net of forfeitures, will be recognized over the five-year vesting period. Accordingly, during the year ended December 31, 2002 we recognized $11 million of compensation under this performance-based plan, a decrease of $9 million compared to the same period in 2001. This decrease is primarily attributable to proportionate vesting and stock option forfeitures. The remaining deferred compensation of $9 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Year Ended December 31
	2001	2002

Customer service center and other	$1,767	$729
Satellite and transmission	1,115	(7)
General and administrative	17,291	10,557

Total non-cash, stock-based compensation	$20,173	$11,279

     Options to purchase an additional 9.1 million shares are outstanding as of December 31, 2002 and were granted with exercise prices equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.96. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the year ended December 31, 2002 related to these long-term options. EchoStar will record the related compensation at the achievement of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “Cost of sales – subscriber promotion subsidies,” “Other subscriber promotion subsidies” and “Advertising and other” expenses. Pre-marketing cash flow was $1.980 billion during the year ended December 31, 2002, an increase of $389 million or 24% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of “Total revenue” was approximately 41% and 40% during the years ended December 31, 2002 and 2001, respectively.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Operating income (loss)” plus “Depreciation and amortization,” and is adjusted for “Non-cash, stock-based compensation.” EBITDA was $799 million during the year ended December 31, 2002, compared to $502 million during the same period in 2001. The improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers, and to adjustments totaling approximately $53 million which reduce the costs related to the production of receiver systems. For more information on the adjustments, see Note 2 in Notes to the Consolidated Financial Statements. The improvement was partially offset by a decrease in Digital Home Plan penetration compared to the same period in 2001, resulting in a reduction in capitalized costs for the period. Our calculation of EBITDA for the years ended December 31, 2002 and 2001 does not include approximately $11 million and $20 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of capital expenditures under our Digital Home Plan promotion of approximately $278 million and $338 million during 2002 and 2001, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

     The following table reconciles pre-marketing cash flow and EBITDA to the accompanying financial statements:

	Year Ended December 31,
	2001	2002

Operating income (loss)	$215,696	$432,444
Depreciation and amortization	265,912	355,754
Non-cash, stock-based compensation	20,173	11,279

EBITDA	$501,781	$799,477
Cost of sales – subscriber promotion subsidies	466,610	445,448
Other subscriber promotion subsidies	477,903	574,750
Advertising and other	144,724	160,394

Pre-marketing cash flow	$1,591,018	$1,980,069

     It is important to note that EBITDA and pre-marketing cash flow are supplemental non-GAAP measures and do not represent cash provided or used by operating activities. Through 2002, we used EBITDA and pre-marketing cash flow as two of the measurements of operating efficiency and overall financial performance and believed these can be helpful measures for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. Pre-marketing cash flow measures EBITDA before costs incurred to acquire subscribers to help assess the amount of income generated each period to be used to service debt and acquire subscribers. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Depreciation and Amortization. “Depreciation and amortization” expense totaled $356 million during the year ended December 31, 2002, a $90 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and Digital Home Plan equipment and other additional depreciable assets placed in service. This increase was partially offset by a reduction of approximately $19 million of amortization expense as a result of our adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”). In accordance with FAS 142, effective January 2002 we ceased amortization of our FCC authorizations.

     Other Income and Expense. “Other expense,” net, totaled $335 million during the year ended December 31, 2002, an increase of $152 million compared to the same period in 2001. This increase is primarily attributable to an increase in “Interest expense, net of amounts capitalized” as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and due to EDBS recording the indebtedness of the 10 3/8% Seven Year Notes as of December 31, 2001.

     Net income. “Net income” was $18 million during the year ended December 31, 2002, a decrease of $14 million compared to “Net income” of $32 million for the same period in 2001. The decrease was primarily attributable to an increase in “Other income (expense)” discussed above and an increase in “Income tax provision.” The decrease in net income was partially offset by an improvement in “Operating income (loss)” as discussed above.

     Net cash flows from operating activities and purchases of property and equipment. “Net cash flows from operating activities,” as reported in our consolidated statements of cash flows, includes net income or loss for the period, adjusted for certain non-cash items including, but not limited to, depreciation and amortization, realized and unrealized gains and losses on investments, deferred tax expense, and non-cash, stock-based compensation. “Net cash flows from operating activities” also includes changes in assets and liabilities during the period. “Net cash flows from operating activities” does not include investing activities or financing activities, nor does it include charges relating to losses on investing or financing activities. “Net cash flows from operating activities” was $813 million and $602 million during the years ended December 31, 2002 and 2001, respectively. The increase in “Net cash flows from operating activities” was attributable to changes in assets and liabilities which resulted in greater sources of cash in 2002 as compared to 2001. In addition, the 2002 net income figure includes a higher amount of non-cash expenses as compared to 2001. Our consolidated statements of cash flows detail the significant components of “net cash flows from operating activities.”

     “Purchases of property and equipment” were $350 million and $442 million during the years ended December 31, 2002 and 2001, respectively. This decrease was primarily attributable to the capitalization of less equipment under our Digital Home Plan and reduced spending on general corporate expenditures in 2002 as compared to 2001.

     “Net cash flows from operating activities” less “Purchases of property and equipment” was $463 million and $160 million for the years ended December 31, 2002 and 2001, respectively.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

     Revenue. “Total revenue” for the year ended December 31, 2001 was $3.987 billion, an increase of $1.278 billion or 47% compared to total revenue for the year ended December 31, 2000 of $2.709 billion. The increase in “total revenue” was primarily attributable to continued DISH Network subscriber growth and higher average revenue per subscriber.

     DISH Network “Subscription television services” revenue totaled $3.584 billion for the year ended December 31, 2001, an increase of $1.242 billion or 53% compared to the same period in 2000. This increase was directly attributable to continued DISH Network subscriber growth and higher average revenue per subscriber. DISH Network added approximately 1.57 million net new subscribers for the year ended December 31, 2001 compared to approximately 1.85 million net new subscriber additions during the same period in 2000. As of December 31, 2001, we had approximately 6.83 million DISH Network subscribers compared to approximately 5.26 million at December 31, 2000, an increase of approximately 30%. Monthly average revenue per subscriber was approximately $49.32 during the year ended December 31, 2001 and approximately $45.33 during the same period in 2000. The increase in monthly average revenue per subscriber is primarily due to the $1.00 price increase in May 2000 and February 2001, the increased availability of local channels by satellite, the introduction of our high-end America’s Top 150 basic programming package during April 2000, together with an increase in subscriber penetration in our higher priced Digital Home Plans.

     For the year ended December 31, 2001, “DTH equipment sales” totaled $267 million, an increase of $11 million compared to the same period during 2000. This increase in “DTH equipment sales” was primarily attributable to an increase in sales of StarBand equipment and DBS accessories. This increase was partially offset by a decrease in demand for digital set-top boxes from our two primary international DTH customers.

     DISH Network Operating Expenses. “DISH Network operating expenses” totaled $1.771 billion during the year ended December 31, 2001, an increase of $503 million or 40% compared to the same period in 2000. “DISH

Network operating expenses” represented 49% and 54% of “Subscription television services” revenue during the years ended December 31, 2001 and 2000, respectively. The increase in “DISH Network operating expenses” in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

     “Subscriber-related expenses” totaled $1.449 billion during the year ended December 31, 2001, an increase of $468 million compared to the same period in 2000. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. Such expenses represented 40% and 42% of “subscription television services” revenues during the years ended December 31, 2001 and 2000, respectively. The decrease in “Subscriber-related expenses” as a percentage of “Subscription television services” revenue primarily resulted from our programming package price increases during 2001.

     “Customer service center and other” expenses totaled $285 million during the year ended December 31, 2001, an increase of $34 million as compared to the same period in 2000. The increase in “customer service center and other” expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. “Customer service center and other” expenses totaled 8% of “subscription television services” revenue during the year ended December 31, 2001, as compared to 11% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the reduction of on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia which occurred during 2000, as well as increased operating efficiencies during 2001.

     “Satellite and transmission” expenses totaled $38 million during the year ended December 31, 2001, a $2 million increase compared to the same period in 2000. “Satellite and transmission” expenses totaled 1% and 2% of “subscription television services” revenue during the year ended December 31, 2001 and 2000, respectively

     Cost of sales – DTH equipment. “Cost of sales — DTH equipment” totaled $188 million during the year ended December 31, 2001, a decrease of $9 million compared to the same period in 2000. The decrease in “cost of sales — DTH equipment” principally resulted from a decrease in sales of digital set-top boxes to our two primary international DTH customers. “Cost of sales — DTH equipment” represented 70% and 77% of “DTH equipment sales” revenue, during the year ended December 31, 2001 and 2000, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in sales of higher-margin DBS accessories during 2001.

     Subscriber Acquisition Costs. Subscriber acquisition costs totaled $1.074 billion during the year ended December 31, 2001 compared to $1.155 billion for the same period in 2000. This decrease primarily resulted from a decrease in “Other subscriber promotion subsidies” as a result of higher penetration of our Digital Home Plan promotion, pursuant to which certain equipment costs are capitalized, as discussed below. This decrease was partially offset by an increase in “Other subscriber promotion subsidies” due to increases in installation subsidies for multiple receivers under the Digital Home Plan promotion and an increase in advertising expense related to our 2001 marketing promotions, primarily our I Like 9 promotion. “Other subscriber promotion subsidies” includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment and net costs related to our free installation promotion and other promotional incentives. “Advertising and other” expenses totaled $145 million and $138 million during the year ended December 31, 2001 and 2000, respectively.

     We exclude equipment capitalized under our Digital Home Plan promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting Digital Home Plan subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our Digital Home Plan promotion totaled approximately $338 million and $65 million for the years ended December 31, 2001 and 2000, respectively. Payments and returned equipment received from disconnecting Digital Home Plan subscribers, which became available for sale through other promotions rather than being redeployed in Digital Home Plan, totaled approximately $16 million during the year ended December 31, 2001. Cash and returned equipment were insignificant during 2000.

     General and Administrative Expenses. “General and administrative” expenses totaled $362 million during the year ended December 31, 2001, an increase of $128 million as compared to the same period in 2000. The increase in “G&A” expenses was principally attributable to increased legal fees and personnel expenses to support the growth of the DISH Network. “G&A” expenses represented 9% of “total revenue” during the years ended December 31, 2001 and 2000.

     Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the years ended December 31, 2001 and 2000 we recognized $20 million and $51 million, respectively, of compensation under the 1999 incentive plan. The remaining deferred compensation expense , which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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

	Year Ended December 31,
	2000	2001

	(in thousands)
Customer service center and other	$1,744	$1,767
Satellite and transmission	3,061	1,115
General and administrative	46,660	17,291

Total non-cash, stock-based compensation	$51,465	$20,173

     Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus “cost of sales – subscriber promotion subsidies,” “other subscriber subsidies” and “advertising and other” expenses. Pre-marketing cash flow was $1.591 billion during the year ended December 31, 2001, an increase of 63% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the year ended December 31, 2001 compared to 36% during the same period in 2000.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “operating income (loss)” plus “depreciation and amortization,” and “non-cash, stock-based compensation.” EBITDA was $502 million during the year ended December 31, 2001, compared to negative $199 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the years ended December 31, 2001 and 2000 does not include approximately $20 million and $51 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $338 million and $65 million during 2001 and 2000, respectively.

     The following table reflects the reconciliation of pre-marketing cash flow and EBITDA to the accompanying financial statements:

	Year Ended December 31,
	2000	2001

Operating income (loss)	$(424,682)	$215,696
Depreciation and amortization	174,607	265,912
Non-cash, stock-based compensation	51,465	20,173

EBITDA	$(198,610)	$501,781
Cost of sales – subscriber promotion subsidies	747,020	466,610
Other subscriber promotion subsidies	290,197	477,903
Advertising and other	138,202	144,724

Pre-marketing cash flow	$976,809	$1,591,018

     Depreciation and Amortization. “Depreciation and amortization” expenses aggregated $266 million during the year ended December 31, 2001, a $91 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

     Other Income and Expense. “Other expense,” net, totaled $183 million during the years ended December 31, 2001 and 2000.

     Net income (loss). “Net income” was $32 million during the year ended December 31, 2001, an improvement of $640 million compared to “Net loss” of $608 million for the same period in 2000. This improvement is primarily attributable to increases in “Subscription television services” revenue discussed above.

     Net cash flows from operating activities and purchases of property and equipment. “Net cash flows from operating activities,” as reported in our consolidated statements of cash flows, includes net income or loss for the period, adjusted for certain non-cash items including, but not limited to, depreciation and amortization, realized and unrealized gains and losses on investments, deferred tax expense, and non-cash, stock-based compensation. “Net cash flows from operating activities” also includes changes in assets and liabilities during the period. “Net cash flows from operating activities” does not include investing activities or financing activities, nor does it include charges relating to losses on investing or financing activities. “Net cash flows from operating activities” was $602 million and negative $250 million during the years ended December 31, 2001 and 2000, respectively. The improvement in “net cash flows from operating activities” was primarily attributable to the improvement in “Net income (loss)” discussed above. Our consolidated statements of cash flows detail the significant components of “net cash flows from operating activities.”

     “Purchases of property and equipment” were $442 million and $175 million during the years ended December 31, 2001 and 2000, respectively. This increase was primarily attributable to increased spending on the construction of satellites and an increase of equipment capitalized under our Digital Home Plan in 2001 as compared to 2000.

     “Net cash flows from operating activities” less “Purchases of property and equipment” was $160 million and negative $425 million for the years ended December 31, 2001 and 2000, respectively.

Recently Issued Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which will require companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. FAS 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The application of FAS 146 is not expected to have a material impact on our financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K and will include the requirements of item (iii) beginning in its first interim period after December 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including, obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. In accordance with FIN 45, we have disclosed guarantee information.

     In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. We are currently evaluating the potential impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

     As of December 31, 2002, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $696 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

     The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At December 31, 2002, all of our investments in this category were in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of December 31, 2002 our marketable securities portfolio balance was approximately $696 million with an average annual return for the year ended December 31, 2002 of approximately 2.3%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $2 million in annual interest income.

     In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of December 31, 2002, we recorded unrealized gains of approximately $1 million as a separate component of stockholders’ deficit. During the year ended December 31, 2002, we also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2 million, and established a new cost basis for these securities. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     As of December 31, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3.9 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $141 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $36 million.

     We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 14. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of EchoStar’s disclosure controls and procedures were effective as of the date of the evaluation.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).
3.1(b)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).
4.1*	Indenture relating to the EDBS 9 1/4% Senior Notes (“Seven Year Notes”), dated as of January 25, 1999, by and among EDBS, the Guarantors and U.S. Bank Trust National Association, as trustee.(incorporated by reference to Exhibit 4.1 to EDBS’ Registration Statement on Form S-4, Registration No. 333-71345).
4.2*	Indenture relating to the EDBS 9 3/8% Senior Notes (“Ten Year Notes”), dated as of January 25, 1999, by and among EDBS, the Guarantors and U.S. Bank Trust National Association, as trustee. (incorporated by reference to Exhibit 4.3 to EDBS’ Registration Statement on Form S-4, Registration No. 333-71345).
4.3*	Registration Rights Agreement relating to the Seven Year Notes by and among EDBS, the Guarantors and the parties named therein. (incorporated by reference to Exhibit 4.5 to EDBS’ Registration Statement on Form S-4, Registration No. 333-71345).
4.4*	Registration Rights Agreement relating to the Ten Year Notes by and among EDBS, the Guarantors and the parties named therein. (incorporated by reference to Exhibit 4.6 to EDBS’ Registration Statement on Form S-4, Registration No. 333-71345).
4.5*	Indenture, relating to the EDBS 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EchoStar DBS Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

Exhibit No.	Description

4.6*	Registration Rights Agreement, relating to the EDBS 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EchoStar DBS Corporation and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).
4.7*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee. (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002).
10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).
10.2*	Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Registration No. 33-81234).
10.3*	Manufacturing Agreement, dated as of March 22, 1995, between Houston Tracker Systems, Inc. and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish, Commission File No. 33-81234).
10.4*	Statement of Work, dated January 31, 1995 from ESC to Divicom Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of ECC, Registration No. 33-91276).
10.5*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of ECC, Registration No. 33-91276)**
10.6*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to Echostar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**
10.7*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to Echostar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**
10.8*	Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of ECC for the quarter ended June 30, 1996, Commission File No. 0-26176).
10.9*	Confidential Amendment to Satellite Construction Contract between DBSC and Martin Marietta, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.14 to the Registration Statement of Form S-4 of ECC, Registration No. 333-03584).
10.10*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of ECC for the year ended December 31, 1996, as amended, Commission file No. 0-26176).
10.11*	Amendment No. 9 to Satellite Construction Contract, effective as of July 18, 1996, between Direct Satellite Broadcasting Corporation, a Delaware corporation (“DBSC”) and Martin Marietta Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).
10.12*	Amendment No. 10 to Satellite Construction Contract, effective as of May 31, 1996, between DBSC and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for the quarterly period ended June 30, 1997, Commission File No. 0-26176).

Exhibit No.	Description

10.13*	OEM Manufacturing, Marketing and Licensing Agreement, dated as of February 17, 1998, by and among HTS, ESC and Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarterly period ended March 31, 1998, Commission File No. 0-26176).
10.14*	Licensing Agreement, dated as of February 23, 1998, by and among HTS, ESC and VTech Communications Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of ECC for quarterly period ended March 31, 1998, Commission File No. 0-26176).
10.15*	Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)***
10.16*	Amendment No. 1 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)
10.17*	Amendment No. 2 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)
10.18*	Amendment No. 3 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended March 31, 2002, Commission File No. 0-26176)
10.19*	Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended June 30, 2002, Commission File No. 0-26176)
10.20*	Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended June 30, 2002, Commission File No. 0-26176)
10.21*	Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report as amended on Form 10-Q/A of EchoStar for the quarter ended June 30, 2002, Commission File No. 0-26176)
10.22*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176) ***
10.23*	Amendment No. 1 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

Exhibit No.	Description

10.24*	Amendment No. 2 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.25*	Amendment No. 3 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.26*	Amendment No. 4 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.27*	Amendment No. 5 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.28*	Amendment No. 6 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.29*	Amendment No. 7 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.30*	Amendment No. 8 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.31*	Amendment No. 9 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.32*	Amendment No. 10 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.33*	Amendment No. 11 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)
10.34*	Amendment No. 12 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176)

Exhibit No.	Description

10.35*	Amendment No. 13 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)
10.36*	Amendment No. 14 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)
10.37*	Amendment No. 15 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)
10.38*	Amendment No. 16 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)
10.39*	Amendment No. 17 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)
10.40*	Amendment No. 18 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)
10.41*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No. 0-26176)

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

     (b)  Reports on Form 8-K

          On November 5, 2002, we filed a Current Report on Form 8-K to report that on November 5, 2002, we completed our offer to exchange all of the $1 billion principle outstanding of EchoStar Broadband Corporation’s 10 3/8% Senior Notes due 2007 for substantially identical notes of EDBS.

          On November 14, 2002, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2002, stating that our Chief Executive Officer and our Chief Financial Officer certified our report pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

          On December 31, 2002, we filed a Current Report on Form 8-K to announce our election to retire all of our outstanding 9 1/4% Senior Notes due 2006, three years early pursuant to our optional early redemption right.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION

By: /s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer

Date: March 11, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2003

/s/ Michael R. McDonnell Michael R. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2003

/s/ James DeFranco James DeFranco	Director	March 11, 2003

/s/ David K. Moskowitz David K. Moskowitz	Director	March 11, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, Charles W. Ergen, certify that:

1.	I have reviewed this annual report on Form 10-K of EchoStar DBS Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Charles W. Ergen Chief Executive Officer and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

I, Michael R. McDonnell, certify that:

1.	I have reviewed this annual report on Form 10-K of EchoStar DBS Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Michael R. McDonnell Senior Vice President and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of KPMG LLP, Independent Public Accountants	F–2
Report of Arthur Andersen, Independent Public Accountants	F–3
Consolidated Balance Sheets at December 31, 2001 and 2002	F–4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2000, 2001 and 2002	F–5
Consolidated Statements of Changes in Stockholder’s Deficit for the years ended December 31, 2000, 2001 and 2002	F–6
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F–7
Notes to Consolidated Financial Statements	F–8

REPORT OF KPMG LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To EchoStar DBS Corporation:

     We have audited the 2002 financial statements of Echostar DBS Corporation, a wholly-owned subsidiary of EchoStar Communications Corporation, as listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Echostar DBS Corporation as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Echostar DBS Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado,
February 28, 2003

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

The below report is a copy of a previously issued Arthur Andersen LLP report and this report has not been reissued.

To EchoStar DBS Corporation:

     We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation (a Colorado corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 2002.

ECHOSTAR DBS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$39,052	$267,692
Marketable investment securities	89,019	277,260
Trade accounts receivable, net of allowance for uncollectible accounts of $8,848 and $9,276, respectively	313,580	325,928
Insurance receivable	106,000	106,000
Inventories	189,665	149,611
Other current assets	38,263	17,335

Total current assets	775,579	1,143,826
Restricted cash	–	10
Cash reserved for satellite insurance (Note 3)	122,068	151,372
Property and equipment, net	1,502,221	1,831,139
FCC authorizations, net	696,242	696,242
Other noncurrent assets	91,629	38,492

Total assets	$3,187,739	$3,861,081

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$203,685	$246,314
Deferred revenue	356,903	440,678
Accrued expenses	765,178	852,499
Advances from affiliates, net	58	–
Current portion of long-term debt	13,444	13,262

Total current liabilities	1,339,268	1,552,753
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	375,000
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
Mortgages and other notes payable, net of current portion	5,577	32,680
Long-term deferred distribution and carriage payments and other long-term liabilities	102,454	91,282

Total long-term obligations, net of current portion	3,808,031	3,823,962

Total liabilities	5,147,299	5,376,715
Commitments and Contingencies (Notes 3,4 and 8)
Stockholder’s Deficit:
Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	–	–
Additional paid-in capital	435,590	843,198
Deferred stock-based compensation	(25,456)	(8,657)
Accumulated other comprehensive income (loss)	(642)	697
Accumulated deficit	(2,369,052)	(2,350,872)

Total stockholder’s deficit	(1,959,560)	(1,515,634)

Total liabilities and stockholder’s deficit	$3,187,739	$3,861,081

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,

	2000	2001	2002

Revenue:
DISH Network:
Subscription television services	$2,342,358	$3,583,698	$4,406,428
Other	8,482	21,743	16,942

Total DISH Network	2,350,840	3,605,441	4,423,370
DTH equipment sales	255,925	266,743	285,140
Other	102,149	114,699	95,127

Total revenue	2,708,914	3,986,883	4,803,637
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	981,403	1,448,617	1,782,528
Customer service center and other	250,672	284,869	390,581
Satellite and transmission	36,178	37,555	56,656

Total DISH Network operating expenses (exclusive of depreciation shown below – Note 3)	1,268,253	1,771,041	2,229,765
Cost of sales – DTH equipment	196,908	187,810	177,980
Cost of sales – other	32,978	75,385	49,699
Cost of sales – subscriber promotion subsidies (exclusive of depreciation shown below – Note 3)	747,020	466,610	445,448
Other subscriber promotion subsidies	290,197	477,903	574,750
Advertising and other	138,202	144,724	160,394
General and administrative	233,966	361,629	366,124
Non-cash, stock-based compensation	51,465	20,173	11,279
Depreciation and amortization (Note 3)	174,607	265,912	355,754

Total costs and expenses	3,133,596	3,771,187	4,371,193

Operating income (loss)	(424,682)	215,696	432,444
Other income (expense):
Interest income	13,066	10,321	10,001
Interest expense, net of amounts capitalized	(193,685)	(192,900)	(338,883)
Other	(2,239)	(620)	(5,900)

Total other income (expense)	(182,858)	(183,199)	(334,782)

Income (loss) before income taxes	(607,540)	32,497	97,662
Income tax provision	(125)	(846)	(79,482)

Net income (loss)	$(607,665)	$31,651	$18,180

Unrealized holding losses arising during the period	(7)	(635)	(700)
Recognition of previously unrealized losses on available-for-sale securities included in net income	–	–	2,039

Comprehensive income (loss)	$(607,672)	$31,016	$19,519

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
(In thousands)

					Accumulated
				Deferred	Deficit and
	Common Stock		Additional	Stock-	Unrealized
			Paid-In	Based	Holding
	Shares	Amt.	Capital	Compensation	Gains (Losses)	Total

Balance, December 31, 1999	1	$–	$1,448,324	$(117,780)	$(1,793,038)	$(462,494)
Forfeitures of non-cash, stock-based compensation	–	–	(8,072)	6,730	–	(1,342)
Non-cash, stock-based compensation	–	–	–	52,857	–	52,857
Unrealized holding losses on available-for-sale securities, net	–	–	–	–	(7)	(7)
Net loss	–	–	–	–	(607,665)	(607,665)

Balance, December 31, 2000	1	–	1,440,252	(58,193)	(2,400,710)	(1,018,651)
Forfeitures of non-cash, stock-based compensation	–	–	(12,564)	5,143	–	(7,421)
Non-cash, stock-based compensation	–	–	–	27,594	–	27,594
Assumption of debt, net of deferred financing costs (Note 1)	–	–	(992,098)	–	–	(992,098)
Change in unrealized holding losses on available-for-sale securities, net	–	–	–	–	(635)	(635)
Net income	–	–	–	–	31,651	31,651

Balance, December 31, 2001	1	–	435,590	(25,456)	(2,369,694)	(1,959,560)
Forfeitures of non-cash, stock-based compensation	–	–	(5,520)	1,911	–	(3,609)
Non-cash, stock-based compensation	–	–	–	14,888	–	14,888
Capital contribution of 10 3/8% interest payment from EBC	–	–	77,812	–	–	77,812
Capital contribution of EchoStar VII from EchoStar Broadband Corporation	–	–	177,000	–	–	177,000
Capital contribution of EchoStar VIII from EchoStar Broadband Corporation	–	–	194,913	–	–	194,913
Assumption of EchoStar VII and VIII vendor financing from EchoStar Broadband Corporation	–	–	(30,000)	–	–	(30,000)
Reversal of deferred tax asset for book stock compensation that exceeded the related tax deduction	–	–	(6,597)	–	–	(6,597)
Change in unrealized holding losses on available-for-sale securities, net	–	–	–	–	1,339	1,339
Net income	–	–	–	–	18,180	18,180

Balance, December 31, 2002	1	$–	$843,198	$(8,657)	$(2,350,175)	$(1,515,634)

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2000	2001	2002

Cash Flows From Operating Activities:
Net income (loss)	$(607,665)	$31,651	$18,180
Adjustments to reconcile net loss to net cash flows from operating activities:
Realized and unrealized loss on investments	–	–	2,039
Non-cash, stock-based compensation	51,465	20,173	11,279
Depreciation and amortization	173,233	265,912	355,754
Deferred tax expense	–	–	71,680
Amortization of debt discount and deferred financing costs	3,280	3,281	6,176
Change in long-term deferred satellite services revenue and other long-term liabilities	37,236	46,266	(20,924)
Other, net	10,512	25,751	2,523
Changes in current assets and current liabilities:
Trade accounts receivable, net	(117,377)	(38,259)	(12,075)
Inventories	(41,160)	(25,665)	69,306
Other current assets	4,062	(6,169)	513
Trade accounts payable	(43,440)	59,422	50,811
Deferred revenue	101,905	73,964	83,775
Accrued expenses	178,002	145,776	173,809

Net cash flows from operating activities	(249,947)	602,103	812,846
Cash Flows From Investing Activities:
Purchases of marketable investment securities	–	(586,648)	(1,329,043)
Sales of marketable investment securities	19,775	501,986	1,141,401
Cash reserved for satellite insurance (Note 3)	(82,393)	(59,488)	(59,680)
Changes in cash reserved for satellite insurance due to depreciation on related satellites (Note 3)	–	19,813	30,376
Purchases of property and equipment	(175,313)	(441,874)	(349,795)
Payments under in-orbit satellite contract	(48,894)	(8,441)	(8,441)
Other	–	–	(4,332)

Net cash flows from investing activities	(286,825)	(574,652)	(579,514)
Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	486,374	(758,756)	(58)
Proceeds from issuance of 9 1/8% Seven Year Notes	–	700,000	–
Debt issuance costs and prepayment premiums	–	(9,450)	–
Repayments of mortgage indebtedness and other notes payable	(15,176)	(11,765)	(3,419)
Other	(2,615)	–	(1,215)

Net cash flows from financing activities	468,583	(79,971)	(4,692)

Net increase (decrease) in cash and cash equivalents	(68,189)	(52,520)	228,640
Cash and cash equivalents, beginning of year	159,761	91,572	39,052

Cash and cash equivalents, end of year	$91,572	$39,052	$267,692

The accompanying notes are an integral part of the consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business Activities

Basis of Presentation

     EchoStar DBS Corporation (“EDBS” or the “Company”), is a wholly-owned subsidiary of EchoStar Communications Corporation (“ECC” and together with its subsidiaries “EchoStar”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. As of December 31, 2002 EchoStar has placed ownership of its eight direct broadcast satellites and related FCC licenses into subsidiaries of the Company.

Principal Business

     Unless otherwise stated herein, or the context otherwise require, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include two interrelated business units:

•	The DISH Network — a direct broadcast satellite (“DBS”) subscription television service in the United States. and

•	EchoStar Technologies Corporation (“ETC”) — engaged in the design and development of DBS set-top boxes, antennae and other digital equipment for the DISH Network (“EchoStar receiver systems”) and the design, development and distribution of similar equipment for international satellite service providers.

     Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of EchoStar’s FCC-allocated DBS spectrum, eight DBS satellites (“EchoStar I” through “EchoStar VIII”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

     Termination of the Proposed Merger of EchoStar with Hughes

     On December 9, 2002 EchoStar reached a termination, settlement and release agreement with General Motors and Hughes Electronic Corporation to terminate its proposed merger with Hughes. Under the terms of the settlement, Hughes retained its 81% ownership interest in PanAmSat, which EchoStar was previously obligated to purchase at a price of $22.47 per share, or approximately $2.7 billion. EchoStar also paid a $600 million merger termination fee to Hughes and expensed other merger costs. Since the merger termination fee and other merger costs were paid by our parent, Echostar Communications Corporation, these costs are not reflected in EDBS’ Consolidated Financial Statements.

     Debt Exchange

     Effective November 5, 2002, EDBS completed its offer to exchange all of the $1 billion principal outstanding of EchoStar Broadband Corporation’s 10 3/8% Senior Notes due 2007 (the “EBC Notes”) for substantially identical notes of EDBS. Tenders were received from holders of over 99% of the EBC Notes. In accordance with the terms of the indenture related to the EBC Notes, since at least 90% in aggregate principal amount of the outstanding EBC Notes accepted the exchange offer, all of the then outstanding EBC Notes were deemed to have been exchanged for EDBS Notes.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EDBS recorded the indebtedness at December 31, 2001 in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes, with an offsetting charge to stockholder’s equity. As such, the completion of the debt exchange did not affect EDBS’ results of operations.

Organization and Legal Structure

     Substantially all of EchoStar’s operations are conducted by subsidiaries of EDBS. The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2002:

Referred to
Legal Entity	Herein As	Parent

EchoStar Communications Corporation	ECC	Publicly owned
EchoStar DBS Corporation	EDBS	ECC
EchoStar Orbital Corporation	EOC	ECC
EchoStar Satellite Corporation	ESC	EDBS
Echosphere Corporation	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS

Significant Risks and Uncertainties

     Substantial Leverage. The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 2002, the Company had outstanding long-term debt (including both the current and long-term portions) totaling approximately $3.7 billion. The Company has semi-annual cash debt service obligations for all of its outstanding long-term debt securities, as follows:

	Semi-Annual Payment	Semi-Annual Debt
	Dates	Service Requirements

9 1/4% Senior Notes due 2006 (“9 1/4% Seven Year Notes”)*	February 1 and August 1	$17,343,750
9 3/8% Senior Notes due 2009 (“9 3/8% Ten Year Notes”)	February 1 and August 1	76,171,875
10 3/8% Senior Notes due 2007 (“10 3/8% Seven Year Notes”)	April 1 and October 1	51,875,000
9 1/8% Senior Notes due 2009 (“9 1/8% Seven Year Notes”)	January 15 and July 15	31,937,500

     *Effective February 1, 2003, these notes were redeemed. See Note 13 – Subsequent Events for further discussion.

     Semi-annual debt service requirements related to the Company’s 9 1/8% Senior Notes due 2009 commenced on July 15, 2002. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes. The Company’s ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond the Company’s control.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

     During the three months ended June 30, 2002, the Company recorded an adjustment to “Cost of sales – subscriber promotion subsidies” of approximately $17 million to reduce accrued royalty expenses related to the production of EchoStar receiver systems. The reduction in accrued royalty expenses primarily resulted from the completion of royalty arrangements with more favorable terms than the estimate previously accrued.

     During the three months ended September 30, 2002, as a result of favorable litigation developments, the Company recorded a non-recurring reduction in the cost of set-top box equipment. The following details the decrease in the financial statement line items affected by this adjustment (in thousands):

Three Months Ended
September 30, 2002

Property and equipment, net	$(5,916)
Cost of sales – DTH equipment	(5,002)
Cost of sales – subscriber promotion subsidies	(30,872)
Depreciation and amortization	(1,430)

Foreign Currency Transaction Gains and Losses

     The functional currency of the majority of the Company’s foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 2000, 2001 and 2002 were not material to the Company’s results of operations.

Statements of Cash Flows Data

     The following presents the Company’s supplemental cash flow statement disclosure (in thousands):

	Year Ended December 31,

	2000	2001	2002

Cash paid for interest	$188,911	$187,431	$300,418
Cash paid for income taxes	361	979	7,249
Assumption of debt, net of deferred financing costs	–	992,098	–
Forfeitures of deferred non-cash, stock-based compensation	8,072	12,564	5,520
EchoStar VII and EchoStar VIII satellite vendor financing assumed	–	–	30,000
Capital contribution of EchoStar VII from EBC	–	–	177,000
Capital contribution of EchoStar VIII from EBC	–	–	194,913

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash and Cash Equivalents

     The Company considers all liquid investments purchased within 90 days of their maturity to be cash equivalents. Cash equivalents as of December 31, 2001 and 2002 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair market value.

Marketable Investment Securities and Restricted Cash

     The Company currently classifies all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, the Company adjusts the carrying value of its available-for-sale marketable investment securities to fair market value and reports the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. The Company evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of the Company’s marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

     As of December 31, 2002, the Company recorded unrealized gains of approximately $1 million as a separate component of stockholders’ deficit. During the year ended December 31, 2002, the Company also recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of its marketable investment securities of approximately $2 million, and established a new cost basis for these securities. If the fair market value of the Company’s marketable securities portfolio does not remain above cost basis or if the Company becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, the Company may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

     Restricted cash, as reflected in the accompanying consolidated balance sheets, include restricted cash for the purpose of repaying a note payable as of December 31, 2002.

     The major components of marketable investment securities and restricted cash are as follow (in thousands):

	Marketable Investment Securities		Restricted Cash
	December 31,		December 31,

	2001	2002	2001	2002

Government bonds	$3,829	$174,614	$–	$–
Corporate notes and bonds	40,053	102,646	–	–
Commercial paper	45,137	–	–	–
Restricted cash	–	–	–	10

	$89,019	$277,260	$–	$10

     As of December 31, 2002, marketable investment securities include debt securities of $116 million with contractual maturities of one year or less, $156 million with contractual maturities between one and five years and $5

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

million with contractual maturities of more than five years. Actual maturities may differ from contractual maturities as a result of the Company’s ability to sell these securities prior to maturity.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to EchoStar’s specifications. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following (in thousands):

	December 31,

	2001	2002

Finished goods — DBS	$126,316	$104,052
Raw materials	45,460	25,618
Finished goods — remanufactured and other	19,541	16,478
Work-in-process	7,924	7,964
Consignment	3,611	5,140
Reserve for excess and obsolete inventory	(13,187)	(9,641)

	$189,665	$149,611

Property and Equipment

     Property and equipment are stated at cost. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received, if any, as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis over lives ranging from two to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

Long-lived assets

     EchoStar accounts for long-lived assets in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 44”). EchoStar reviews its long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. Once an impairment is determined, the actual impairment is measured using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. EchoStar considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of assets are recoverable.

Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

acquired after September 30, 2001. Effective January 1, 2002, EchoStar adopted the provisions of FAS 142 and ceased amortization of its FCC authorizations, which were determined to have indefinite lives. In accordance with FAS 142, EchoStar tested its FCC authorizations for impairment as of the date of adoption and determined that there was no impairment. The following table reconciles previously reported net income (loss) and basic and diluted loss per common share as if the provisions of FAS 142 were in effect for the years ended December 31, 2000 and 2001, respectively, (in thousands).

	For the years ended December 31,

	2000	2001

Net income (loss), as reported	$(607,665)	$31,651
Add back: FCC authorization amortization	18,493	18,775

Net income (loss), as adjusted	$(589,172)	$50,426

     As of December 31, 2002, the Company had approximately $1 million of gross identifiable intangibles with related accumulated amortization of approximately $200 thousand as of the end of the period. These identifiable intangibles include acquired contracts. The Company estimates amortization of these intangible assets with an average finite useful life of approximately five years will aggregate approximately $200 thousand annually for the remaining useful life of these intangible assets of approximately 4 years. In addition, during the year ended December 31, 2002 EchoStar’s business unit DISH Network acquired approximately $3 million of goodwill.

Deferred Revenue

     Deferred revenue principally consists of prepayments received from subscribers for DISH Network programming. Such amounts are recognized as revenue in the period the programming is provided to the subscriber.

Accrued Expenses

     Accrued expenses consist of the following (in thousands):

	December 31,

	2001	2002

Programming	$250,795	$301,282
Interest	80,407	136,576
Royalties and copyright fees	140,733	89,220
Marketing and dealer commissions	67,996	89,221
Taxes	16,298	32,095
Other	208,949	204,105

	$765,178	$852,499

Long-Term Deferred Carriage Payments

     Certain programmers provide us up-front carriage payments. Such amounts are deferred and recognized as reductions to Subscriber-related expenses on a straight-line basis over the relevant contract term (up to 10 years).

Income Taxes

     EchoStar establishes a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with FAS 109.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value of Financial Instruments

     Fair values for EchoStar’s high-yield debt are based on quoted market prices. The fair values of EchoStar’s mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The following table summarizes the book and fair values of EchoStar’s debt facilities at December 31, 2001 and 2002 (in thousands):

	December 31, 2001		December 31, 2002

	Book Value	Fair Value	Book Value	Fair Value

9 1/4% Seven Year Notes*	$375,000	$382,500	$375,000	$386,250
9 3/8% Ten Year Notes	1,625,000	1,673,750	1,625,000	1,706,250
10 3/8% Seven Year Notes	1,000,000	1,040,000	1,000,000	1,070,000
9 1/8% Seven Year Notes	700,000	701,750	700,000	717,500
Mortgages and other notes payable	19,021	19,021	45,942	45,942

     *Effective February 1, 2003, these notes were redeemed. See Note 13 – Subsequent Events for further discussion.

     Due to their short-term nature, book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2001 and 2002.

Deferred Debt Issuance Costs and Debt Discount

     Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Notes 4 and 13).

Revenue Recognition

     Revenue from the provision of DISH Network subscription television services and other satellite services is recognized as revenue in the period such services are provided. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Specific revenue and subscriber acquisition cost recognition policies relating to the significant marketing promotions for the period are discussed below.

     I Like 9 – During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher received free installation and either our America’s Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

     Free Dish – Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Effective July 13, 2002, eligible subscribers are able to purchase a second receiver for $49.99.

     1-2-3 Great TV – During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchased one or more receivers, provided a valid major credit card and made a one-year commitment, received the first three months of qualified programming and installation of up to two receivers for free. This promotion expired on July 31, 2002.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Free for All – Effective August 1, 2002, we commenced our Free for All promotion. Under this promotion, subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, receive free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year.

     Free Installation – Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation on up to two receivers.

     Digital Home Plan – Our Digital Home Plan promotion offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America’s Top 50 CD programming package for $29.99 per month, to providing consumers our America’s Top 150 programming package and two or more EchoStar receiver systems for $52.99 to $62.99 per month. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score and incur a one-time set-up fee of $49.99. From January to July 2002, the promotion also included the first three months of qualified programming free for qualified Digital Home Plan programming packages and for an additional $99, consumers could also choose to include a Dish PVR in the Digital Home Plan. Effective August 1, 2002, the one-time set-up fee includes only the first month’s qualified programming payment and for an additional $50, consumers can also choose to include a Dish PVR in the Digital Home Plan. Dish PVR receivers include a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. Since EchoStar retains ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we expect it to continue through at least July 31, 2003.

     EchoStar’s promotions which include programming discounts fall under the scope of EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF 00-14”). In accordance with EITF 00-14, programming revenue under these promotions are recorded at the discounted monthly rate charged to the subscriber. See Subscriber Promotions Subsidies and Subscriber Acquisition Costs below for discussion regarding the accounting for costs under these promotions.

     EchoStar’s dealer sales under its I like 9, Free Dish, 1-2-3 Great TV, and Free for All fall under the scope of EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). In accordance with the consensus guidance for Issue 2 of EITF 00-25, “buydowns” should be characterized as a reduction of revenue. As such, certain commissions and equipment reimbursements paid to dealers are recorded as a reduction of the net proceeds received by EchoStar from the dealers. See additional discussion under Subscriber Promotions Subsidies and Subscriber Acquisition Costs below.

     StarBand. Effective September 27, 2001, in connection with EchoStar’s increased equity interest in StarBand, EchoStar began subsidizing the cost of equipment to the subscriber by offering discounted equipment through its independent dealers. As such, beginning September 27, 2001, EchoStar accounted for the sale of StarBand equipment similar to the accounting for its dealer sales under the I like 9, 1-2-3 Great TV and Free for All promotions. EchoStar offered a bundled price of $100.99 for EchoStar’s America’s Top 150 (“AT 150”) programming and the StarBand Internet service. For StarBand customers who activated for this bundled price, as a retailer of the StarBand service, EchoStar recognized the entire $100.99 of revenue for the video and Internet service and recorded costs equal to the monthly payment made by EchoStar to StarBand for providing the service. In the event EchoStar did not collect the monthly programming and Internet payments from a subscriber, EchoStar was still obligated to remit payment to StarBand for the cost of providing the Internet service to the customer.

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

     “Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems distributed to retailers and other distributors of EchoStar’s equipment and receiver systems sold directly by EchoStar to subscribers.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

“Other subscriber promotion subsidies” includes net costs related to various installation promotions and other promotional incentives. EchoStar makes payments to its independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates). EchoStar expenses payments for equipment installation services as “Other subscriber promotion subsidies”. EchoStar’s payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. EchoStar reports the net cost from its various sales promotions through its independent dealer network as a component of “Other subscriber promotion subsidies”. No proceeds from the sale of subscriber related equipment is recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under EchoStar’s Digital Home Plan which was initiated during 2000 wherein the Company retains title to the receiver and certain other equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs totaled $17 million, $19 million and $33 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Accounting for Stock-Based Compensation

     EchoStar has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans, which are described more fully in Note 6. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net loss and loss per share if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by FAS 123 (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Net income (loss) reported	$(607,665)	$31,651	$18,180
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51,465	20,173	11,279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,918)	(28,566)	(27,081)

Pro forma net income (loss)	$(579,118)	$23,258	$2,378

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2000	2001	2002

Risk-free interest rate	6.19%	4.94%	4.08%
Volatility factor	98%	64%	54%
Dividend yield	0.00%	0.00%	0.00%
Expected term of options	6 years	6 years	6 years
Weighted-average fair value of options granted	$30.41	$15.75	$5.11

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which will require companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. FAS 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The application of FAS 146 is not expected to have a material impact on EchoStar’s financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. EchoStar has included the requirements of item (ii) in Note 2 – Summary of Significant Accounting Policies and will include the requirements of item (iii) beginning in its first interim period after December 15, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including, obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. In accordance with FIN 45, EchoStar has disclosed guarantee information.

     In January 2003, the Financial Accounting Standards Boards issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of equity investments to determine if they are

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. EchoStar is currently evaluating the potential impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

3.     Property and Equipment

     Property and equipment consist of the following (in thousands):

		December 31,
	Life
	(In Years)	2001	2002

EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV	4	89,505	89,505
EchoStar V	12	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	–	177,000
EchoStar VIII	12	–	194,913
Furniture, fixtures and equipment	2-12	402,014	548,506
Buildings and improvements	7-40	66,799	85,306
Digital Home Plan equipment	4	353,567	529,311
Tooling and other	2	6,040	4,875
Land	–	3,649	5,186
Vehicles	7	1,550	3,435
Construction in progress	–	99,089	16,589

Total property and equipment		2,143,065	2,775,478
Accumulated depreciation		(640,844)	(944,339)

Property and equipment, net		$1,502,221	$1,831,139

     Construction in progress consists of the following (in thousands):

	December 31,

	2001	2002

Digital broadcast operations center	$56,347	$–
Other	42,742	16,589

	$99,089	$16,589

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Depreciation and amortization expense consists of the following (in thousands):

	For the Year Ended
	December 31,

	2001	2002

Digital Home Plan equipment	$65,653	$130,760
Satellites	113,279	128,155
Furniture, fixtures and equipment	62,475	90,567
Buildings and improvements	2,044	2,658
FCC licenses and other amortizable intangibles	19,108	463
Tooling and other	3,353	3,151

	$265,912	$355,754

     Cost of sales and operating expense categories included in the Company’s accompanying consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

EchoStar III

     During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including five transponders pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 12 transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. In addition, we are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders). We will continue to evaluate the performance of EchoStar III.

EchoStar V

     During 2000 and 2001, EchoStar V experienced anomalies resulting in the loss of two solar array strings, and during August 2002, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

     During 2001, EchoStar VI experienced anomalies resulting in the loss of two solar array strings, and during July 2002, EchoStar VI experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EchoStar VIII

     During October 2002, EchoStar VIII, which launched successfully on August 21, 2002 from the Baikonur Cosmodrome, Kazakhstan, reached its final orbital location at 110 degrees West Longitude and commenced commercial operation after completing in-orbit testing.

     During September and October 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other 10 thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround will require certain gyroscopes to be utilized for aggregate periods of time in excess of their originally qualified limits. However, neither of these workarounds are expected to significantly reduce the estimated 12-year design life of the satellite. An investigation of the thruster anomalies including the development of additional workarounds for long term operations is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

Satellite Insurance

     As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. Currently no programming is being transmitted to customers on EchoStar IV, and the satellite functions as an in-orbit spare.

     In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

     The insurance carriers offered us a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration is currently scheduled to begin in late April 2003, but the Insurers have recently requested that that hearing date be delayed. The parties to the London arbitration are currently negotiating the schedule for a

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

hearing, and, while there can be no assurance, EchoStar anticipates that the hearing date in that proceeding will be set for later in 2003. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

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

     The indentures related to certain of EDBS’ senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. All of EchoStar’s eight in-orbit DBS satellites are currently owned by direct or indirect subsidiaries of EDBS. Insurance coverage is therefore required for at least four of EchoStar’s eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS’ senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of December 31, 2002, cash reserved for satellite insurance totaled approximately $151 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

4. Long-Term Debt

9 1/4% Seven Year and 9 3/8% Ten Year Notes

     On January 25, 1999, EDBS sold $375 million principal amount of the 9 1/4% Seven Year Notes which mature February 1, 2006 and $1.625 billion principal amount of the 9 3/8% Ten Year Notes which mature February 1, 2009. Interest accrues at annual rates of 9 1/4% and 9 3/8%, respectively, and is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

     Concurrently with the closing of the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes offering, EchoStar used approximately $1.658 billion of net proceeds received from the sale of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes to complete tender offers for its then outstanding senior notes issued in 1994, 1996 and 1997. In February 1999, EchoStar used approximately $268 million of net proceeds received from the sale of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes to complete the tender offers related to the 12 1/8% Senior Exchange Notes due 2004, issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock.

     With the exception of certain de minimis domestic and foreign subsidiaries, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS. The 9 1/4% Seven Year and 9 3/8% Ten Year Notes are general senior unsecured obligations which:

•	rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

•	rank senior to all existing and future junior obligations; and

•	are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are not redeemable at EDBS’ option prior to February 1, 2003 and February 1, 2004, respectively. The 9 1/4% Seven Year Notes are subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. EDBS elected to retire all of its outstanding 9 1/4 % Senior Notes due 2006, three years early pursuant to its optional early redemption right (Note 14). The 9 3/8% Ten Year Notes are subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

     The indentures related to the 9 1/4% Seven Year and 9 3/8% Ten Year Notes (the “Seven and Ten Year Notes Indentures”) contain restrictive covenants that, among other things, impose limitations on the ability of EDBS to:

•	incur additional indebtedness;

•	apply the proceeds of certain asset sales;

•	create, incur or assume liens;

•	create dividend and other payment restrictions with respect to EDBS’ subsidiaries;

•	merge, consolidate or sell assets; and

•	enter into transactions with affiliates.

     In addition, EDBS may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), EDBS’ ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of EDBS (calculated in accordance with the Indentures) in each case from April 1, 1999, plus an amount equal to 100% of the aggregate net cash proceeds received by EDBS and its subsidiaries from the issuance or sale of certain equity interests of EDBS or EchoStar.

     In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, EDBS will be required to make an offer to repurchase all of the 9 3/8% Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

10 3/8% Seven Year Notes

     On September 25, 2000, our wholly-owned subsidiary, EchoStar Broadband Corporation (“EBC”), sold $1 billion principal amount of the 10 3/8% Seven Year Notes which mature October 1, 2007. Interest accrues at an annual rate of 10 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by EchoStar’s subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes.

     Under the terms of the 10 3/8% Seven Year Notes Indenture, EBC agreed to cause its subsidiary, EDBS to make an offer to exchange (the “EDBS Exchange Offer”) all of the outstanding 10 3/8% Seven Year Notes for a new class of notes issued by EDBS as soon as practical following the first date (as reflected in EDBS’ most recent quarterly or annual financial statements) on which EDBS was permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the “Indebtedness to Cash Flow Ratio” test contained in the indentures (the “EDBS Indentures”) governing the EDBS 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

     Effective November 5, 2002, EDBS completed its offer to exchange all of the $1 billion principal outstanding of EBC’s 10 3/8% Seven Year Notes for substantially identical notes of EDBS. Tenders were received from holders of

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

over 99% of the EBC Notes. Per the terms of the indenture related to the EBC Notes, if at least 90% in aggregate principal amount of the outstanding EBC Notes have accepted the exchange offer, then all of the then outstanding EBC Notes shall be deemed to have been exchanged for the EDBS Notes.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Seven Year Notes are not redeemable at EchoStar’s option prior to October 1, 2004. Thereafter, the 10 3/8% Seven Year Notes will be subject to redemption, at EchoStar’s option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

     The indenture related to the 10 3/8% Seven Year Notes (the “10 3/8% Seven Year Notes Indenture”) contains certain restrictive covenants that generally do not impose material limitations on EchoStar. Subject to certain limitations, the 10 3/8% Seven Year Notes Indenture permits EDBS to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Seven Year Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Seven Year Notes to the extent of such collateral.

     The 10 3/8% Seven Year Notes are:

•	general unsecured obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ existing and future senior debt;

•	ranked senior in right of payment to all of EDBS’ other existing and future subordinated debt; and

•	ranked effectively junior to (i) all liabilities (including trade payables) of EDBS’ subsidiaries (ii) all debt and other liabilities (including trade payables) of any Guarantor if such Guarantor’s guarantee is subordinated or avoided by a court of competent jurisdiction, and (iii) all of EDBS’ secured obligations, to the extent of the collateral securing such obligations, including any borrowings under any of EDBS’ future secured credit facilities, if any.

     In the event of a change of control, as defined in the 10 3/8% Seven Year Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 10 3/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

9 1/8% Seven Year Notes

     On December 28, 2001, EDBS sold $700 million principal amount of the 9 1/8% Seven Year Notes, which mature January 15, 2009. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing July 15, 2002. The proceeds of the 9 1/8% Seven Year Notes are intended to be used for the construction, launch and insurance of additional satellites, strategic acquisitions and other general corporate purposes.

     The 9 1/8% Seven Year Notes are guaranteed by substantially all subsidiaries of EDBS on a senior basis. The 9 1/8% Seven Year Notes are general unsecured senior obligations which:

•	rank senior with all of EDBS’ future subordinated debt; and

•	rank junior to any of EDBS’ secured debt to the extent of the value of the assets securing such debt.

     Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Seven Year Notes are not redeemable at EDBS’ option prior to January 15, 2006. Thereafter, the 9 1/8% Seven Year Notes will be subject to redemption, at EDBS’ option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The indenture related to the 9 1/8% Seven Year Notes (the “9 1/8% Seven Year Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

     In the event of a change of control, as defined in the 9 1/8% Seven Year Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder’s 9 1/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Mortgages and Other Notes Payable

     Mortgages and other notes payable consists of the following (in thousands):

	December 31,

	2001	2002

8.25% note payable for satellite vendor financing for EchoStar III due in equal monthly installments of $294, including interest, through October 2002	$2,829	$–
8.25% note payable for satellite vendor financing for EchoStar IV due upon resolution of satellite insurance claim (Note 3)	11,327	11,327
8% note payable for satellite vendor financing for EchoStar VII	–	15,000
8% note payable for satellite vendor financing for EchoStar VIII	–	15,000
Mortgages and other unsecured notes payable due in installments through November 2009 with interest rates ranging from 4% to 10%	4,865	4,615

Total	19,021	45,942
Less current portion	(13,444)	(13,262)

Mortgages and other notes payable, net of current portion	$5,577	$32,680

     Future maturities of EchoStar’s outstanding long-term debt are summarized as follows (in thousands):

	December 31,

	2003	2004	2005	2006		2007	Thereafter	Total

Long-term debt	$–	$–	$–	$375,000	*	$1,000,000	$2,325,000	$3,700,000
Mortgages and Other Notes Payable	13,262	2,096	2,243	2,411		2,591	23,339	45,942

Total	$13,262	$2,096	$2,243	$377,411		$1,002,591	$2,348,339	$3,745,942

     *Effective February 1, 2003, these notes were redeemed. See Note 13 – Subsequent Events for further discussion.

Satellite Vendor Financing

     As of December 31, 2002, the following amounts were outstanding under vendor financings for our satellites: Approximately $11 million for EchoStar IV, which bears interest at 8 1/4% and is payable over five years from launch; approximately $15 million for EchoStar VII, which bears interest at 8% and is payable over 13 years

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

from launch; and approximately $15 million for EchoStar VIII, which also bears interest at 8 % but is payable over 14 years from launch.

Guarantees

     The repayment obligations of EDBS under the vendor financings for EchoStar IV and Echostar Orbital Corporation under the vendor financing for EchoStar VII are guaranteed by EchoStar. The maximum potential future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.

5. Income Taxes

     As of December 31, 2002, EDBS had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $2.406 billion and capital loss and credit carryforwards of approximately $5 million. The NOL’s begin to expire in the year 2011 and capital loss and credit carryforwards will begin to expire in the year 2006.

     During 2002, EDBS increased its valuation allowance by approximately $600 thousand to fully offset all net deferred tax assets. Included in this allowance is a decrease of $66.7 million relating to net deferred tax liabilities generated during 2002 and an increase of $67.3 million relating to the balance of the net deferred tax asset that existed at December 31, 2001.

     The federal NOL includes amounts related to tax deductions totaling approximately $160 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital and has been offset by a valuation allowance.

     During 2002, stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded, exceeded the actual tax deductions allowed. Tax charges associated with the reversal of the prior tax benefit have been allocated to additional paid-in capital in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”. During 2002, a charge of $7 million was made to additional paid-in capital.

     EDBS and its domestic subsidiaries join with EchoStar in filing U. S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by EDBS are generally those that would have been recorded if EDBS and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on EDBS consolidated or combined group filings. Amounts are receivable from EchoStar on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The components of the (provision for) benefit from income taxes are as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Current (provision) benefit:
Federal	$–	$(1,400)	$–
State	(35)	(860)	(5,946)
Foreign	(90)	14	(1,856)

	(125)	(2,246)	(7,802)
Deferred (provision) benefit:
Federal	233,640	(9,608)	(55,416)
State	27,091	(26,533)	(15,647)
Increase in valuation allowance	(260,731)	37,541	(617)

	–	1,400	(71,680)

Total (provision) benefit	$(125)	$(846)	$(79,482)

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The actual tax (provision) benefit for 2000, 2001 and 2002 are reconciled to the amounts computed by applying the statutory federal tax rate to income before taxes as follows:

	Year Ended December 31,

	2000	2001	2002

Statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal benefit	2.9	(3.2)	(14.9)
Foreign taxes and foreign income not U S taxable	–	–	(1.0)
Stock option compensation	3.4	9.6	5.6
Cumulative change in effective state tax rate	–	(79.5)	(32.3)
Intangible amortization and other	1.6	(10.0)	(3.2)
Increase in valuation allowance	(42.9)	115.5	(0.6)

Total (provision) for income taxes	–%	(2.6)%	(81.4)%

     The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2001 and 2002, are as follows (in thousands):

	December 31,

	2001	2002

Deferred tax assets:
NOL and Credit Carryforwards	$729,245	$847,310
Unrealized losses on investments	–	697
Accrued expenses	88,959	66,145
Stock compensation	42,547	33,489
Loss on equity method investments	347	–
State taxes net of federal tax effect	34,389	–
Other	40,598	35,304

Total deferred tax assets	936,085	982,945
Valuation allowance	(758,091)	(779,322)

Deferred tax asset after valuation allowance	177,994	203,623

Deferred tax liabilities:
Depreciation and amortization	(109,247)	(207,672)
State taxes net of federal tax effect	–	(6,877)
Other	–	(14)

Total deferred tax liabilities	(109,247)	(214,563)

Net deferred tax asset (liability)	$68,747	$(10,940)

Current Portion of net deferred tax asset (liability)	$20,415	$25,115
Non current portion of net deferred tax asset (liability)	48,332	(36,055)

Total net deferred tax asset (liability)	$68,747	$(10,940)

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

6. Stock Compensation Plans

Stock Incentive Plan

     EchoStar has adopted stock incentive plans to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved 80 million shares of its class A common stock for granting awards

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

under its 1995 Stock Incentive Plan and an additional 80 million shares of its class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2002 have included exercise prices not less than the fair market value of EchoStar’s class A common stock at the date of grant, and vest, as determined by EchoStar’s Board of Directors, generally at the rate of 20% per year.

     During 1999, EchoStar adopted an incentive plan under its 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, will be recognized over the five-year vesting period. During the year ended December 31, 2000, 2001 and 2002, EchoStar recognized expense of $51 million, $20 million and $11 million, respectively, under the 1999 incentive plan. The remaining deferred compensation of $9 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

     EchoStar reports all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table represents the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan (in thousands):

	For the year ended December 31,

	2000	2001	2002

Customer service center and other	$1,744	$1,767	$729
Satellite and transmission	3,061	1,115	(7)
General and administrative	46,660	17,291	10,557

Total non-cash, stock-based compensation	$51,465	$20,173	$11,279

     Options to purchase an additional 9.1 million shares are outstanding as of December 31, 2002 and were granted with exercise prices equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under EchoStar’s 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.96. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2000, 2001 and 2002 related to these long-term options. EchoStar will record the related compensation at the achievement of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     A summary of EchoStar’s stock option activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	27,843,640	$6.26	25,117,893	$10.81	22,747,593	$13.18
Granted	2,942,000	51.56	867,500	37.30	532,088	20.76
Exercised	(3,591,209)	3.05	(1,579,324)	5.17	(1,392,218)	5.30
Forfeited	(2,076,538)	20.78	(1,658,476)	10.86	(1,058,538)	12.20

Options outstanding, end of year	25,117,893	$10.81	22,747,593	$13.18	20,828,925*	13.97

Exercisable at end of year	2,911,256	$5.49	4,701,357	$10.77	6,325,708	13.62

     Exercise prices for options outstanding as of December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average		Exercisable
	as of	Remaining	Weighted-	as of	Weighted-
Range of	December 31,	Contractual	Average	December 31,	Average
Exercise Prices	2002	Life	Exercise Price	2002	Exercise Price

$ 1.167 - $2.750	2,535,376	3.74	$2.21	2,360,960	$2.17
3.000 - 3.434	103,864	4.80	3.02	53,928	3.03
5.486 - 6.600	11,159,309	6.08	6.01	1,808,805	6.02
10.203 - 19.180	3,109,376	6.28	14.36	774,615	12.17
22.703 - 28.320	582,200	7.96	25.12	110,000	22.97
32.420 - 39.500	1,796,600	6.31	35.49	606,600	35.07
48.750 - 52.750	397,200	7.12	49.37	181,600	49.01
60.125 - 79.000	1,145,000	7.42	65.81	429,200	64.93

$1.1667 - $79.000	20,828,925*	5.98	$13.97	6,325,708	$13.62

* These amounts include approximately 9.1 million shares outstanding pursuant to the long term incentive plan.

7. Employee Benefit Plans

Employee Stock Purchase Plan

     During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the class A common stock on the last business day of each calendar quarter in which such shares of class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2000, 2001 and 2002 employees purchased approximately 58,000; 80,000 and 108,000 shares of class A common stock through the ESPP, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

401(k) Employee Savings Plan

     EchoStar sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. Matching 401(k) contributions totaled approximately $1.6 million, $2.1 million and $2.4 million during the years ended December 31, 2000, 2001 and 2002, respectively. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar’s Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar stock. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized relating to discretionary contributions was approximately $7 million, $225 thousand and $17 million during the years ended December 31, 2000, 2001 and 2002, respectively.

8. Commitments and Contingencies

Leases

     Future minimum lease payments under noncancelable operating leases as of December 31, 2002, are as follows (in thousands):

Year ending December 31,
2003	$17,274
2004	14,424
2005	11,285
2006	7,698
2007	3,668
Thereafter	1,650

Total minimum lease payments	55,999

     Total rent expense for operating leases approximated $9 million, $14 million and $16 million in 2000, 2001 and 2002, respectively.

Purchase Commitments

     As of December 31, 2002, EchoStar’s purchase commitments totaled approximately $359 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2003. EchoStar expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations.

Patents and Intellectual Property

     Many entities, including some of EchoStar’s competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that EchoStar offers. EchoStar may not be aware of all patents and other intellectual property rights that its products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, EchoStar cannot estimate the extent to which it may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within EchoStar’s direct broadcast satellite system. EchoStar cannot be certain that these persons do not own the rights they claim, that its products do not infringe on these rights, that it would be able to obtain licenses from these persons on commercially reasonable terms or, if it was unable to obtain such licenses, that it would be able to redesign its products to avoid infringement.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Subsequently, substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar does not know if they adhered to this schedule.

     In December 1998, the networks filed a Motion for Preliminary Injunction against Echostar in the Florida case and asked the Court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held in September 1999. In March 2000, the networks filed an emergency motion again asking the Court to issue an injunction requiring EchoStar to cease providing network programming to certain of its customers. At that time, the networks also argued that EchoStar’s compliance procedures violated the Satellite Home Viewer Improvement Act, which was passed by Congress in November 1999. EchoStar opposed the networks’ motion and again asked the Court to hear live testimony before ruling upon the networks’ injunction request.

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

     Twice during October 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice-amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who were ineligible to receive distant network programming under the Court’s order. EchoStar appealed the preliminary injunction orders. During September 2001, the United States Court of Appeals for the Eleventh Circuit vacated the District Court’s nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar’s First Amendment challenge to the Satellite Home Viewer Act. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit issued an order during January 2002 remanding the case to the Florida District Court. During March 2002, the Florida District Court entered an order setting the trial in the matter for January 13, 2003 and setting a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar’s outstanding motions to compel discovery as moot and granted the networks’ motion to compel. The trial date has now been moved to April 7, 2003. During April 2002, the District Court denied the networks’ motion for preliminary injunction as moot. In June 2002, EchoStar filed a counterclaim against the networks asking the District Court to find that EchoStar is not violating the Satellite Home Viewer Act and seeking damages resulting from the networks’ tortious interference with EchoStar’s business relationships and from the networks’ conduct amounting to unfair competition. The networks filed a motion to dismiss these claims. In August 2002, the District Court denied the networks’ motion to dismiss. In September 2002, the networks answered our counterclaim.

     In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On November 25, 2002, the District court entered an order dismissing the claims between NBC and EchoStar. Six of the original eight plaintiffs remain, including CBS and Fox, along with the associations affiliated with each of the four networks. On January 28, 2003, the parties participated in a court ordered mediation. The mediation did not resolve the parties’ disputes. However, the parties agreed to continue the mediation and participate in another mediation session.

     If the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar’s other programming services. Any such terminations would result in a small reduction in EchoStar’s reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on its business.

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the `121 Patent”) which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

     In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believe they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s Motion to Dismiss EchoStar’s antitrust claims. A more recently filed motion for summary judgment based generally on lack of standing has also been denied. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the Judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the Judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the Judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offer to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

     During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. During September 2001, EchoStar filed an answer denying all material allegations of the complaint, and the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class will be de-certified upon notice if mediation does not resolve the dispute. A settlement has been reached with plaintiff’s counsel and the Court issued its preliminary approval of the settlement on October 18, 2002. The Court issued final approval on March 7, 2003. The Judgment Pursuant to Stipulation is effective March 12, 2003. As a result, this matter is concluded.

     A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ Motion for Class Certification and EchoStar’s Motion for Summary Judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ Motion for Class Certification. However, before issuing a final ruling on Class Certification, the Court granted EchoStar’s Motion for Summary Judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a Motion for Attorney’s Fees which was denied by the Court. The Plaintiffs filed a Notice of Appeal of the Court’s Granting of EchoStar’s Motion for Summary Judgment and EchoStar Cross-Appealed the Court’s ruling on EchoStar’s Motion for Attorney’s Fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

State Investigation

     During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states allege failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar has cooperated fully in the investigation and is currently in settlement discussions with the states. It is not possible to determine the extent of any damages or injunctive relief which could result in the event a settlement is not reached.

Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a Motion for Summary Judgment on all counts and against all plaintiffs. The plaintiffs have filed a Motion for Additional Time to Conduct Discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, who owns certain equipment related to the provision of satellite television service. During September 2001, the Court granted EchoStar’s Motion to Dismiss for Lack of Personal Jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the Plaintiff’s Motion for Reconsideration. The trial court denied EchoStar’s Motions for Sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture (“PrimeTime 24”) filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar denied all of PrimeTime 24’s allegations and asserted various counterclaims. EchoStar has reached a settlement agreement with PrimeTime 24 pursuant to which the parties agreed to release all parties from any liability and dismiss the case with prejudice. The settlement amount was not material.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

StarBand Shareholder Lawsuit

     On August 20, 2002, a shareholder in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture that is currently in bankruptcy. Plaintiffs allege that the defendants conspired to ensure StarBand’s failure in order to guarantee that EchoStar’s then-pending merger with Hughes would be successful. Plaintiffs seek an accounting of damages for their $25 million investment in StarBand in addition to costs and disbursements. Defendants deny the allegations in the complaint and intend to defend the litigation vigorously. During October 2002, EchoStar, along with the other defendants, filed a motion to dismiss the complaint in its entirety based on lack of personal jurisdiction. These motions have been briefed and oral argument has been set by the Court for March 18, 2003. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Merger Related Proceedings

     On October 24, 2002, a purported shareholder filed a Shareholder’s Derivative Action against EchoStar and the current members of its Board of Directors and named EchoStar as a nominal defendant. The Plaintiff filed the action in the United States District Court of Clark County, Nevada. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to EchoStar’s agreement to (1) pay Hughes Electronics Corporation a $600 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat at a premium rate. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. No answer is due from the defendants, and all parties have entered into a stipulation allowing the defendants to answer only subject to 30-day notice from the plaintiff. EchoStar and the individual defendants intend to deny all liability and to defend this action vigorously. The Plaintiff filed a Motion for an Award of Attorneys Fees and Request for Dismissal and Defendants filed a Motion to Strike Plaintiff’s Request for Attorneys Fees and to conduct discovery. Both motions are set to be heard by the Court on March 24, 2003 in chambers without the presence of counsel. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

     EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of those actions will not materially affect EchoStar’s financial position or results of operations.

Meteoroid Events

     Meteoroid events pose a potential threat to all in orbit geosynchronous satellites including EchoStar’s DBS satellites. While the probability that EchoStar’s satellites will be damaged by meteoroids is very small, that probability increases significantly when the Earth passes through the particulate stream left behind by various comets.

     Occasionally, increased solar activity poses a potential threat to all in-orbit geosynchronous satellites including EchoStar’s DBS satellites. The probability that the effects from this activity will damage our satellites or cause service interruptions is generally very small.

     Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including EchoStar’s DBS satellites. The locations of these hazards are generally well known and may require EchoStar to perform maneuvers to avoid collisions.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9. Financial Information for Subsidiary Guarantors

     With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the “Subsidiary Guarantors”).

     The combined assets, stockholder’s equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the years ended December 31, 2000, 2001 and 2002. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Balance Sheets – As of December 31, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Assets
Current Assets:
Cash and cash equivalents	$36,253	$2,799	$–	$39,052
Marketable investment securities	89,019	–	–	89,019
Trade accounts receivable, net of allowance for uncollectible accounts of $8,848	–	313,580	–	313,580
Insurance receivable	106,000	–	–	106,000
Inventories	–	189,665	–	189,665
Other current assets	(21)	38,284	–	38,263

Total current assets	231,251	544,328	–	775,579
Cash reserved for satellite insurance	122,068	–	–	122,068
Property and equipment, net	–	1,502,221	–	1,502,221
FCC authorizations, net	–	696,242	–	696,242
Investment in subsidiaries	457,358	189	(457,547)	–
Other noncurrent assets	40,948	50,681	–	91,629

Total assets	$851,625	$2,793,661	$(457,547)	$3,187,739

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$–	$203,685	$–	$203,685
Deferred revenue	–	356,903	–	356,903
Accrued expenses	83,966	681,212	–	765,178
Advances (to) from affiliates, net	(972,781)	972,839	–	58
Current portion of long-term debt	–	13,444	–	13,444

Total current liabilities	(888,815)	2,228,083	–	1,339,268
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	–	–	375,000
9 3/8% Ten Year Notes	1,625,000	–	–	1,625,000
10 3/8% Seven Year Notes	1,000,000	–	–	1,000,000
9 1/8% Seven Year Notes	700,000	–	–	700,000
Mortgages and other notes payable, net of current portion	–	5,577	–	5,577
Long-term deferred distribution and carriage revenue and other long-term liabilities	–	102,454	–	102,454

Total long-term obligations, net of current portion	3,700,000	108,031	–	3,808,031

Total liabilities	2,811,185	2,336,114	–	5,147,299
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	–	14,379	(14,379)	–
Additional paid-in capital	435,590	1,454,087	(1,454,087)	435,590
Deferred stock-based compensation	(25,456)	(25,456)	25,456	(25,456)
Accumulated other comprehensive loss	(642)	–	–	(642)
Accumulated deficit	(2,369,052)	(985,463)	985,463	(2,369,052)

Total stockholder’s equity (deficit)	(1,959,560)	457,547	(457,547)	(1,959,560)

Total liabilities and stockholder’s equity (deficit)	$851,625	$2,793,661	$(457,547)	$3,187,739

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Balance Sheets — As of December 31, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Assets
Current Assets:
Cash and cash equivalents	$259,784	$7,908	$–	$267,692
Marketable investment securities	277,260	–	–	277,260
Trade accounts receivable, net of allowance for uncollectible accounts of $9,276	–	325,928	–	325,928
Insurance receivable	106,000	–	–	106,000
Inventories	–	149,611	–	149,611
Other current assets	16,923	412	–	17,335

Total current assets	659,967	483,859	–	1,143,826
Restricted Cash	–	10	–	10
Cash reserved for satellite insurance	151,372	–	–	151,372
Property and equipment, net	–	1,831,139	–	1,831,139
FCC authorizations, net	–	696,242	–	696,242
Investment in subsidiaries	1,263,811	189	(1,264,000)	–
Other noncurrent assets	(11,236)	49,728	–	38,492

Total assets	$2,063,914	$3,061,167	$(1,264,000)	$3,861,081

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$15,273	$231,041	$–	$246,314
Deferred revenue	–	440,678	–	440,678
Accrued expenses	134,545	717,954	–	852,499
Advances (to) from affiliates, net	(280,362)	280,362	–	–
Current portion of long-term debt	–	13,262	–	13,262

Total current liabilities	(130,544)	1,683,297	–	1,552,753
Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	–	–	375,000
9 3/8% Ten Year Notes	1,625,000	–	–	1,625,000
10 3/8% Seven Year Notes	1,000,000	–	–	1,000,000
9 1/8% Seven Year Notes	700,000	–	–	700,000
Mortgages and other notes payable, net of current portion	–	32,680	–	32,680
Long-term deferred distribution and carriage revenue and other long-term liabilities	10,092	81,190	–	91,282

Total long-term obligations, net of current portion	3,710,092	113,870	–	3,823,962

Total liabilities	3,579,548	1,797,167	–	5,376,715
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 3,000 shares authorized, issued and outstanding	–	14,368	(14,368)	–
Additional paid-in capital	843,198	1,788,334	(1,788,334)	843,198
Deferred stock-based compensation	(8,657)	(8,657)	8,657	(8,657)
Accumulated other comprehensive loss	697	–	–	697
Accumulated deficit	(2,350,872)	(530,045)	530,045	(2,350,872)

Total stockholder’s equity (deficit)	(1,515,634)	1,264,000	(1,264,000)	(1,515,634)

Total liabilities and stockholder’s equity (deficit)	$2,063,914	$3,061,167	$(1,264,000)	$3,861,081

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Statements of Operations — Year Ended December 31, 2000

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$–	$2,342,358	$–	$2,342,358
Other	–	8,663	(181)	8,482

Total DISH Network	–	2,351,021	(181)	2,350,840
DTH equipment sales	–	255,936	(11)	255,925
Other	–	102,149	–	102,149

Total revenue	–	2,709,106	(192)	2,708,914
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	–	981,403	–	981,403
Customer service center and other	–	250,854	(182)	250,672
Satellite and transmission	–	36,178	–	36,178

Total DISH Network operating expenses (exclusive of depreciation shown below – Note 3	–	1,268,435	(182)	1,268,253
Cost of sales – DTH equipment	300	196,606	2	196,908
Cost of sales – other	–	32,978	–	32,978
Cost of sales – subscriber promotion subsidies (exclusive of depreciation shown below – Note 3)	–	747,020	–	747,020
Other subscriber promotion subsidies	–	290,173	24	290,197
Advertising and other	–	138,222	(20)	138,202
General and administrative	56	233,926	(16)	233,966
Non-cash, stock-based compensation	–	51,465	–	51,465
Depreciation and amortization (Note 3)	–	174,607	–	174,607

Total costs and expenses	356	3,133,432	(192)	3,133,596

Operating loss	(356)	(424,326)	–	(424,682)
Other Income (Expense):
Interest income	2,562	10,504	–	13,066
Interest expense	(190,580)	(3,105)	–	(193,685)
Equity in loss of subsidiaries	(417,483)	–	417,483	–
Other	(1,808)	(431)	–	(2,239)

Total other income (expense)	(607,309)	6,968	417,483	(182,858)

Loss before income taxes	(607,665)	(417,358)	417,483	(607,540)
Income tax provision	–	(125)	–	(125)

Net loss	$(607,665)	$(417,483)	$417,483	$(607,665)

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Statements of Operations — Year Ended December 31, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$–	$3,583,698	$–	$3,583,698
Other	–	107,447	(85,704)	21,743

Total DISH Network	–	3,691,145	(85,704)	3,605,441
DTH equipment sales	–	266,746	(3)	266,743
Other	–	114,699	–	114,699

Total revenue	–	4,072,590	(85,707)	3,986,883
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	–	1,448,617	–	1,448,617
Customer service center and other	–	370,573	(85,704)	284,869
Satellite and transmission	–	37,555	–	37,555

Total DISH Network operating expenses (exclusive of depreciation shown below – Note 3)	–	1,856,745	(85,704)	1,771,041
Cost of sales – DTH equipment	(300)	188,113	(3)	187,810
Cost of sales – other	–	75,385	–	75,385
Cost of sales – subscriber promotion subsidies (exclusive of depreciation shown below – Note 3)	–	466,610	–	466,610
Other subscriber promotion subsidies	–	477,903	–	477,903
Advertising and other	–	144,724	–	144,724
General and administrative	(147)	361,776	–	361,629
Non-cash, stock-based compensation	–	20,173	–	20,173
Depreciation and amortization (Note 3)	–	265,912	–	265,912

Total costs and expenses	(447)	3,857,341	(85,707)	3,771,187

Operating income	447	215,249	–	215,696
Other Income (Expense):
Interest income	7,297	3,024	–	10,321
Interest expense	(190,840)	(2,060)	–	(192,900)
Equity in earnings (loss) of subsidiaries	214,044	–	(214,044)	–
Other	703	(1,323)	–	(620)

Total other income (expense)	31,204	(359)	(214,044)	(183,199)

Income (loss) before income taxes	31,651	214,890	(214,044)	32,497
Income tax provision	–	(846)	–	(846)

Net income (loss)	$31,651	$214,044	$(214,044)	$31,651

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Statements of Operations — Year Ended December 31, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Revenue:
DISH Network:
Subscription television services	$–	$4,406,428	$–	$4,406,428
Other	–	254,568	(237,626)	16,942

Total DISH Network	–	4,660,996	(237,626)	4,423,370
DTH equipment sales	–	285,140	–	285,140
Other	–	95,127	–	95,127

Total revenue	–	5,041,263	(237,626)	4,803,637
Costs and Expenses:
DISH Network Operating Expenses:
Subscriber-related expenses	–	1,782,528	–	1,782,528
Customer service center and other	–	627,848	(237,267)	390,581
Satellite and transmission	–	56,656	–	56,656

Total DISH Network operating expenses (exclusive of depreciation shown below – Note 3)	–	2,467,032	(237,267)	2,229,765
Cost of sales – DTH equipment	–	177,980	–	177,980
Cost of sales – other	–	50,058	(359)	49,699
Cost of sales – subscriber promotion subsidies (exclusive of depreciation shown below – Note 3)	–	445,448	–	445,448
Other subscriber promotion subsidies	–	574,750	–	574,750
Advertising and other	–	160,394	–	160,394
General and administrative	147	365,977	–	366,124
Non-cash, stock-based compensation	–	11,279	–	11,279
Depreciation and amortization (Note 3)	–	355,754	–	355,754

Total costs and expenses	147	4,608,672	(237,626)	4,371,193

Operating income	(147)	432,591	–	432,444
Other Income (Expense):
Interest income	9,849	152	–	10,001
Interest expense, net of amounts capitalized	(336,998)	(1,885)	–	(338,883)
Equity in earnings (loss) of subsidiaries	411,269	–	(411,269)	–
Other	(1,827)	(4,073)	–	(5,900)

Total other income (expense)	82,293	(5,806)	(411,269)	(334,782)

Income (loss) before income taxes	82,146	426,785	(411,269)	97,662
Income tax provision	(63,966)	(15,516)	–	(79,482)

Net income (loss)	$18,180	$411,269	$(411,269)	$18,180

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2000

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Cash Flows From Operating Activities:
Net loss	$(607,665)	$(417,483)	$417,483	$(607,665)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	417,483	–	(417,483)	–
Non-cash, stock-based compensation (forfeitures)	(8,072)	59,537	–	51,465
Depreciation and amortization	–	173,233	–	173,233
Amortization of debt discount and deferred financing costs	3,276	4	–	3,280
Change in long-term deferred satellite services revenue and other long-term liabilities	–	37,236	–	37,236
Other, net	–	10,512	–	10,512
Changes in current assets and current liabilities:
Trade accounts receivable, net	–	(117,377)	–	(117,377)
Inventories	–	(41,160)	–	(41,160)
Other current assets	532	3,530	–	4,062
Trade accounts payable	(2,609)	(40,831)	–	(43,440)
Deferred revenue	–	101,905	–	101,905
Accrued expenses	1,020	176,982	–	178,002

Net cash flows from operating activities	(196,035)	(53,912)	–	(249,947)
Cash Flows From Investing Activities:
Sales of marketable investment securities	19,775	–	–	19,775
Cash reserved for satellite insurance	(82,393)	–	–	(82,393)
Purchases of property and equipment	–	(175,313)	–	(175,313)
Advances and payments under in-orbit satellite contract	–	(48,894)	–	(48,894)

Net cash flows from investing activities	(62,618)	(224,207)	–	(286,825)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	61,816	424,558	–	486,374
Repayments of mortgage indebtedness and other notes payable	–	(15,176)	–	(15,176)
Other	(2,615)	–	–	(2,615)

Net cash flows from financing activities	59,201	409,382	–	468,583
Net increase (decrease) in cash and cash equivalents	(199,452)	131,263	–	(68,189)
Cash and cash equivalents, beginning of year	120,133	39,628	–	159,761

Cash and cash equivalents, end of year	$(79,319)	$170,891	$–	$91,572

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2001

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Cash Flows From Operating Activities:
Net loss	$31,651	$214,044	$(214,044)	$31,651
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	(214,044)	–	214,044	–
Non-cash, stock-based compensation	–	20,173	–	20,173
Depreciation and amortization	–	265,912	–	265,912
Amortization of debt discount and deferred financing costs	3,277	4	–	3,281
Change in long-term deferred satellite services revenue and other long-term liabilities	–	46,266	–	46,266
Other, net	–	25,751	–	25,751
Changes in current assets and current liabilities:
Trade accounts receivable, net	–	(38,259)	–	(38,259)
Inventories	–	(25,665)	–	(25,665)
Other current assets	(2,906)	(3,263)	–	(6,169)
Trade accounts payable	(58)	59,480	–	59,422
Deferred revenue	–	73,964	–	73,964
Accrued expenses	1,676	144,100	–	145,776

Net cash flows from operating activities	(180,404)	782,507	–	602,103
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(586,648)	–	–	(586,648)
Sales of marketable investment securities	501,986	–	–	501,986
Cash reserved for satellite insurance	(59,488)	–	–	(59,488)
Change in cash reserved for satellite insurance due to depreciation on related satellites	19,813	–	–	19,813
Purchases of property and equipment	–	(441,874)	–	(441,874)
Advances and payments under in –orbit satellite contract	–	(8,441)	–	(8,441)

Net cash flows from investing activities	(124,337)	(450,315)	–	(574,652)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	(270,237)	(488,519)	–	(758,756)
Proceeds from issuance of 9 1/8% Seven Year Notes	700,000	–	–	700,000
Debt issuance costs and prepayment premiums	(9,450)	–	–	(9,450)
Repayments of mortgage indebtedness and other notes payable	–	(11,765)	–	(11,765)

Net cash flows from financing activities	420,313	(500,284)	–	(79,971)
Net increase (decrease) in cash and cash equivalents	115,572	(168,092)	–	(52,520)
Cash and cash equivalents, beginning of year	(79,319)	170,891	–	91,572

Cash and cash equivalents, end of year	$36,253	$2,799	$–	$39,052

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2002

		Subsidiary
		Guarantors and
	EDBS - PC	Other	C&E	EDBS

Cash Flows From Operating Activities:
Net income (loss)	$18,180	$411,269	$(411,269)	$18,180
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of subsidiaries	(411,269)	–	411,269	–
Realized and unrealized loss on investments	2,039	–	–	2,039
Non-cash, stock-based compensation	–	11,279	–	11,279
Depreciation and amortization	–	355,754	–	355,754
Deferred tax expense	32,499	39,181	–	71,680
Amortization of debt discount and deferred financing costs	6,172	4	–	6,176
Change in long-term deferred satellite services revenue and other long-term liabilities	–	(20,924)	–	(20,924)
Other, net	(41,991)	44,514	–	2,523
Changes in current assets and current liabilities:
Trade accounts receivable, net	–	(12,075)	–	(12,075)
Inventories	–	69,306	–	69,306
Other current assets	(21)	534	–	513
Trade accounts payable	15,273	35,538	–	50,811
Deferred revenue	–	83,775	–	83,775
Accrued expenses	128,391	45,418	–	173,809

Net cash flows from operating activities	(250,727)	1,063,573	–	812,846
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,329,043)	–	–	(1,329,043)
Sales of marketable investment securities	1,141,401	–	–	1,141,401
Cash reserved for satellite insurance	(59,680)	–	–	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites	30,376	–	–	30,376
Purchases of property and equipment	–	(349,795)	–	(349,795)
Advances and payments under in –orbit satellite contract	–	(8,441)	–	(8,441)
Other	–	(4,332)	–	(4,332)

Net cash flows from investing activities	(216,946)	(362,568)	–	(579,514)
Cash Flows From Financing Activities:
Non-interest bearing advances from affiliates	687,950	(688,008)	–	(58)
Repayments of mortgage indebtedness and other notes payable	–	(3,419)	–	(3,419)
Other	(1,215)	–	–	(1,215)

Net cash flows from financing activities	686,735	(691,427)	–	(4,692)

Net increase (decrease) in cash and cash equivalents	219,062	9,578	–	228,640
Cash and cash equivalents, beginning of year	36,253	2,799	–	39,052

Cash and cash equivalents, end of year	$255,315	$12,377	$–	$267,692

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

10. Segment Reporting

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition EchoStar currently operates as two business units. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

					EchoStar	Other	EDBS
	Dish				Consolidated	EchoStar	And
	Network	ETC	All Other	Eliminations	Total	Activity	Subsidiaries

Year Ended December 31, 2000
Revenue	$2,435,127	$207,945	$75,589	$(3,441)	$2,715,220	$(6,306)	$2,708,914
Depreciation and amortization	160,910	5,338	19,108	–	185,356	(10,749)	174,607
Total costs and expenses	2,755,965	197,073	194,363	(8,115)	3,139,286	(5,690)	3,133,596
Interest income	79,760	–	304	(331)	79,733	(66,667)	13,066
Interest expense	(267,650)	(233)	(438)	331	(267,990)	74,305	(193,685)
Income tax benefit (provision), net	(48)	(32)	(475)	–	(555)	430	(125)
Net income (loss)	(685,599)	(155)	35,637	(209)	(650,326)	42,661	(607,665)
Year Ended December 31, 2001
Revenue	$3,683,156	$189,150	$133,426	$(4,594)	$4,001,138	$(14,255)	$3,986,883
Depreciation and amortization	243,810	6,682	28,160	–	278,652	(12,740)	265,912
Total costs and expenses	3,273,670	188,699	331,061	(4,594)	3,788,836	(17,649)	3,771,187
Interest income	96,994	–	949	(272)	97,671	(87,350)	10,321
Interest expense	(370,331)	(211)	(1,095)	272	(371,365)	178,465	(192,900)
Income tax benefit (provision), net	(51)	–	(1,403)	–	(1,454)	608	(846)
Net income (loss)	(230,431)	(7,478)	22,411	–	(215,498)	247,149	31,651
Year Ended December 31, 2002
Revenue	$4,524,721	$189,503	$113,445	$(6,844)	$4,820,825	$(17,188)	$4,803,637
Depreciation and amortization	328,287	7,322	37,349	–	372,958	(17,204)	355,754
Total costs and expenses	3,945,873	177,891	282,557	(6,844)	4,399,477	(28,284)	4,371,193
Interest income	111,511	–	1,416	–	112,927	(102,926)	10,001
Interest expense, net of interest capitalized	(482,409)	(188)	(306)	–	(482,903)	144,020	(338,883)
Income tax benefit (provision), net	(74,699)	4,233	(2,078)	–	(72,544)	(6,938)	(79,482)
Net income (loss)	(919,570)	10,893	27,027	–	(881,650)	899,830	18,180

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Geographic Information (in thousands) and Transaction with Major Customers

	United States	Europe	Total

2000
Total revenue	$2,660,827	$48,087	$2,708,914
Long-lived assets, including FCC authorizations	2,035,452	3,546	2,038,998
2001
Total revenue	$3,889,352	$97,531	$3,986,883
Long-lived assets, including FCC authorizations	2,193,584	4,879	2,198,463
2002
Total revenue	$4,742,187	$61,450	$4,803,637
Long-lived assets, including FCC authorizations	2,524,557	2,824	2,527,381

     Revenues are attributed to geographic regions based upon the location from which the sale originated. United States revenue includes transactions with both United States and International customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. During the years ended December 31, 2000 and 2001, United States revenue included export sales to two international customers which totaled $187 million and $176 million, respectively. During the year ended December 31, 2002, United States revenue included export sales to one international customer which totaled $169 million. These international sales accounted for approximately 7%, 4% and 3.5% of EchoStar’s total revenue during each of the years ended December 31, 2000, 2001 and 2002, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

11. Valuation and Qualifying Accounts

     The Company’s valuation and qualifying accounts as of December 31, 2000, 2001 and 2002 are as follows (in thousands):

	Balance at	Charged to Costs		Balance at
	Beginning of Year	and Expenses	Deductions	End of Year

Year ended December 31, 2000:
Assets:
Allowance for doubtful accounts	$13,109	$45,091	$(38,266)	$19,934
Reserve for inventory	3,880	6,357	(395)	9,842
Year ended December 31, 2001:
Assets:
Allowance for doubtful accounts	$19,934	$59,076	$(70,162)	$8,848
Reserve for inventory	9,842	12,174	(8,829)	13,187
Year ended December 31, 2002:
Assets:
Allowance for doubtful accounts	$8,848	$52,871	$(52,443)	$9,276
Reserve for inventory	13,187	7,341	(10,887)	9,641

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12. Quarterly Financial Data (Unaudited)

     The Company’s quarterly unaudited results of operations are summarized as follows (in thousands, except per share amounts):

	Three Months Ended

	March 31	June 30	September 30	December 31

	(Unaudited)
Year Ended December 31, 2001:
Total revenue	$858,306	$962,600	$1,019,335	$1,146,642
Operating income (loss)	(12,462)	67,184	77,496	83,478
Net income (loss)	(57,905)	25,107	30,318	34,131
Year Ended December 31, 2002:
Total revenue	$1,101,153	$1,160,040	$1,220,482	$1,321,962
Operating income (loss)	101,617	143,214	98,626	88,987
Net income (loss)	18,927	51,193	14,872	(66,812)

13. Subsequent Events

     Effective February 1, 2003, EDBS redeemed all of its outstanding 9 1/4 % Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375 million principal amount of the notes was repurchased at 104.625 percent, for a total of approximately $392 million. The premium paid of approximately $17 million, along with unamortized debt issuance costs of approximately $3 million, have been recorded as charges to earnings as of February 1, 2003.