Form 10-Q
period 2003-06-30
ECHOSTAR DBS CORP
filed 2003-08-14
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________ .

Commission file number 333-31929

EchoStar DBS Corporation
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1328967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

5701 S. Santa Fe Drive
Littleton, Colorado	80120
(Address of principal executive offices)	(Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X]   No [   ].

As of August 11, 2003, Registrant’s outstanding common stock consisted of 1,000 shares of Common Stock, $0.01 par value.

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements		i
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2002 and June 30, 2003 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2003 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Narrative Analysis of Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	34
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	40
Signatures		41

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and could be pirated in the future; pirating could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in orbit satellites and we may be unable to settle outstanding claims with insurers;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail and our satellites may fail prematurely in orbit;

•	service interruptions arising from technical anomalies on satellites or on ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties;

•	the September 11, 2001 terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission.

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

In this document “we,” “our,” “us,” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” and “ECC” refer to Echostar Communications Corporation and its subsidiaries.

i

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of

	December 31,	June 30,
	2002	2003

Assets
Current Assets:
Cash and cash equivalents	$267,692	$195,074
Marketable investment securities	277,260	346,609
Trade accounts receivable, net of allowance for uncollectible accounts of $9,276 and $7,417, respectively	325,928	319,768
Insurance receivable	106,000	106,000
Inventories	149,611	151,366
Other current assets	17,335	37,713

Total current assets	1,143,826	1,156,530
Restricted cash	10	20
Cash reserved for satellite insurance	151,372	135,222
Property and equipment, net	1,831,139	1,732,235
FCC authorizations, net	696,242	696,242
Other noncurrent assets	38,492	82,420

Total assets	$3,861,081	$3,802,669

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$246,314	$309,817
Deferred revenue	440,678	475,974
Accrued expenses	852,499	835,650
Current portion of long-term obligations	13,262	13,346

Total current liabilities	1,552,753	1,634,787

Long-term obligations, net of current portion:
9 1/4% Seven Year Notes (Note 7)	375,000	—
9 3/8% Ten Year Notes	1,625,000	1,625,000
10 3/8% Seven Year Notes	1,000,000	1,000,000
9 1/8% Seven Year Notes	700,000	700,000
Mortgages and other notes payable, net of current portion	32,680	31,586
Long-term deferred distribution and carriage payments and other long-term liabilities	91,282	109,469

Total long-term obligations, net of current portion	3,823,962	3,466,055

Total liabilities	5,376,715	5,100,842
Commitments and Contingencies (Note 8)
Stockholder’s Deficit:
Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	843,198	838,948
Non-cash, stock-based compensation	(8,657)	(4,662)
Accumulated other comprehensive income	697	544
Accumulated deficit	(2,350,872)	(2,133,003)

Total stockholder’s deficit	(1,515,634)	(1,298,173)

Total liabilities and stockholder’s’ deficit	$3,861,081	$3,802,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Revenue:
Subscription television services	$1,070,452	$1,340,481	$2,085,084	$2,629,127
Other subscriber-related revenue	3,549	2,426	7,696	6,760
DTH equipment sales	67,391	49,294	123,731	89,482
Other	18,648	20,534	44,682	43,968

Total revenue	1,160,040	1,412,735	2,261,193	2,769,337
Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 9)	546,179	659,182	1,060,871	1,295,760
Satellite and transmission expenses (exclusive of depreciation shown below - Note 9)	14,090	15,432	26,452	30,406
Cost of sales - DTH equipment	43,896	33,348	83,171	61,093
Cost of sales - other	8,331	11,249	23,023	23,176
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 9)	82,608	98,361	183,618	222,905
Other subscriber promotion subsidies	138,002	148,892	271,372	299,529
Subscriber acquisition advertising	31,185	38,878	64,704	71,539
General and administrative	65,600	85,508	136,520	164,663
Non-cash, stock-based compensation	2,169	(217)	3,835	1,772
Depreciation and amortization (Note 9)	84,766	97,238	162,796	192,235

Total costs and expenses	1,016,826	1,187,871	2,016,362	2,363,078

Operating income	143,214	224,864	244,831	406,259
Other Income (Expense):
Interest income	2,596	1,775	4,811	4,310
Interest expense, net of amounts capitalized	(83,587)	(79,672)	(165,724)	(182,157)
Other	31	338	(2,442)	142

Total other income (expense)	(80,960)	(77,559)	(163,355)	(177,705)

Income before income taxes	62,254	147,305	81,476	228,554
Income tax provision, net	(11,061)	(4,874)	(11,356)	(10,685)

Net income	$51,193	$142,431	$70,120	$217,869

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2002	2003

Cash Flows From Operating Activities:
Net income	$70,120	$217,869
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	162,796	192,235
Realized and unrealized loss on investments	1,540	—
Non-cash, stock-based compensation recognized	3,835	1,772
Deferred tax expense	6,162	2,279
Amortization of debt discount and deferred financing costs	3,017	5,170
Change in long-term assets	—	(49,333)
Change in long-term deferred distribution and carriage payments and other long-term liabilities	16,656	(2,872)
Other, net	1,050	894
Changes in current assets and current liabilities, net	199,300	96,227

Net cash flows from operating activities	464,476	464,241
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(291,350)	(479,457)
Sales of marketable investment securities	239,061	409,955
Purchases of property and equipment	(198,170)	(107,487)
Cash reserved for satellite insurance	(59,680)	—
Change in cash reserved for satellite insurance due to depreciation on related satellites	14,226	16,140
Other	—	—

Net cash flows from investing activities	(295,913)	(160,849)
Cash Flows From Financing Activities:
Non-interest bearing advances to affiliates	(58)	—
Redemption of 9 1/4% Senior Notes (Note 7)	—	(375,000)
Repayments of mortgage indebtedness and notes payable	(295)	(1,010)
Other	(221)	—

Net cash flows from financing activities	(574)	(376,010)

Net increase (decrease) in cash and cash equivalents	167,989	(72,618)
Cash and cash equivalents, beginning of period	39,052	267,692

Cash and cash equivalents, end of period	$207,041	$195,074

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$5,520	$2,394

Capitalized interest	$14,838	$4,591

Capital contribution of EchoStar VII from EBC	$172,532	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business Activities

EchoStar DBS Corporation (“EDBS”, the “Company”, “we”, “us” and/or “our”) is a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of eight of its nine in-orbit satellites and related FCC licenses into subsidiaries of the Company.

Principal Business

Unless otherwise stated herein, or the context otherwise require, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of EchoStar’s FCC-allocated DBS spectrum, nine in-orbit satellites (“EchoStar I” through “EchoStar IX”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in our operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and disclosures thereto included in EDBS’ Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

During the three months ended June 30, 2003, we recorded a reduction to Cost of sales – subscriber promotion subsidies of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	For the Six Months
	Ended June 30,

	2002	2003

	(In thousands)
Net income	$70,120	$217,869
Unrealized holding gains (losses) on available-for-sale securities arising during period	(817)	(153)
Reclassification adjustment for impairment losses on available-for-sale securities included in net income	1,540	—

Comprehensive income (loss)	$70,843	$217,716

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the issuance of stock under our Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected to not adopt FAS No. 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by FAS No. 123 and Financial Accounting Standard No. 148, “Accounting and Disclosure of Stock-Based Compensation – Transition and Disclosure,” (“FAS No. 148”). Pro forma information has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by FAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. A value is not attributed to options that employees forfeit because they fail to satisfy specified service or performance related conditions. The following table, as required by FAS No. 148, illustrates the effect on net income (loss) and income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method prescribed by FAS No. 123 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Net income, as reported	$51,193	$142,431	$70,120	$217,869
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,169	(217)	3,835	1,772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,834)	(6,972)	(13,210)	(13,207)

Pro forma net income, as reported	$46,528	$135,242	$60,745	$206,434

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three and six months ended June 30, 2002 and 2003.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Risk-free interest rate	4.40%	2.56%	4.93%	3.03%
Volatility factor	47.16%	38.16%	44.91%	39.09%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term of options	6 years	6 years	6 years	6 years
Weighted-average fair value of options granted	$12.68	$14.16	$13.55	$12.34

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

Non-cash, stock-based compensation

During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, that provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three and six months ended June 30, 2002 and 2003. The expense decrease from prior year for both the three and six months is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $4.7 million as of June 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Subscriber related	$183	$(201)	$365	$(111)
Satellite and transmission	182	90	(372)	179
General and administrative	1,804	(106)	3,842	1,704

	$2,169	$(217)	$3,835	$1,772

In addition, options to purchase 8.3 million shares were outstanding as of June 30, 2003 and were granted with exercise prices equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001 pursuant to a separate long term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.85. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the six months ended June 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 governs arrangements involving multiple deliverables and how the related revenue should be measured and allocated to each deliverable. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. The implementation of this new EITF issue is not expected to have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 requires an assessment of certain investments to determine if they are variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim period or annual reporting period beginning after June 15, 2003. In addition, if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity, the enterprise shall discuss the following information in all financial statements issued after January 31, 2003: (i) the nature, purpose, size or activities of the variable interest entity and (ii) the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. We implemented FIN 46 effective January 1, 2003. Implementation of FIN 46 did not have a material impact on our financial position or results of operations.

3.	Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of June 30, 2003, we recorded unrealized gains of approximately $0.5 million as a separate component of stockholder’s deficit. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities are impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

4.	Inventories

Inventories consist of the following:

	As of

	December 31,	June 30,
	2002	2003

	(In thousands)
Finished goods - DBS	$104,052	$95,922
Raw materials	25,618	36,218
Finished goods - remanufactured and other	16,478	14,586
Work-in-process	7,964	7,558
Consignment	5,140	3,506
Reserve for excess and obsolete inventory	(9,641)	(6,424)

Inventories, net	$149,611	$151,366

5.	Property and Equipment

EchoStar III

During June 2003, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. Operation of the satellite was quickly restored. Including the six transponder pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of fourteen transponders on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 transponders to provide redundancy, and can now operate a maximum of 30 transponders. We are only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders), where EchoStar III is located.

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

EchoStar VIII

During 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. During March 2003, an additional thruster on EchoStar VIII experienced an anomalous event and is not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other nine thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround will require certain gyroscopes to be utilized for aggregate periods of time substantially in excess of their originally qualified limits. However, neither of these workarounds are expected to reduce the estimated design life of the satellite to less than 12 years. An investigation of the thruster anomalies including the development of additional workarounds for long term operations is continuing. None of

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance that these or future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. The array is currently fully functional but rotating in a mode recommended by the satellite manufacturer which allows full rotation, but which is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Unless the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

Satellite Insurance

As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. EchoStar IV is currently located at the 157 degree orbital location.

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings were held for two weeks. The arbitration will resume on September 16, 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

At the time EchoStar filed its claim in 1998, EchoStar recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar will have to reduce the amount of this receivable if a final settlement is reached for less than this amount. In addition, during 1999, EchoStar recorded an impairment loss of approximately $16.0 million as a charge to earnings to further write-down the carrying value of the satellite.

As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately four years during January 2000. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

The indentures related to certain of our senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. Eight of EchoStar’s nine in-orbit DBS satellites are currently owned by our direct subsidiary, ESC. Insurance coverage is therefore required for at least four of the Company’s eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to our senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of June 30, 2003, cash reserved for satellite insurance totaled approximately $135.2 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts, or until the covenants requiring the insurance are no longer applicable.

6.	Goodwill and Intangible Assets

As of December 31, 2002 and June 30, 2003, we had approximately $2.1 million of gross identifiable intangibles, with related accumulated amortization of approximately $1.2 million as of the end of each period, respectively. These identifiable intangibles primarily include acquired contracts. We estimate amortization of these intangible assets with an average finite useful life of approximately five years will aggregate approximately $200 thousand annually for the remaining useful life of these intangible assets of approximately 4.0 years. In addition, EchoStar’s business unit DISH Network had approximately $3.4 million of goodwill as of December 31, 2002 and June 30, 2003.

7.	Long-Term Debt

Effective February 1, 2003, we redeemed all of our outstanding 9 1/4% Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375.0 million principal amount of the notes was repurchased at 104.625%, for a total of approximately $392.3 million. The premium paid of approximately $17.3 million, along with unamortized debt issuance costs of approximately $3.3 million, were recorded as charges to earnings as of February 1, 2003.

8.	Commitments and Contingencies

Commitments

SES Americom

During March 2003, one of our wholly-owned subsidiaries, EchoStar Satellite Corporation (“ESC”), entered into a satellite service agreement with SES Americom for all of the capacity on a Fixed Satellite Service (“FSS”) satellite to be located at the 105 degree west orbital location. This satellite is scheduled to be launched during the second half of 2004. ESC also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing in most circumstances until the new satellite is launched.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered, high-speed internet services. In connection with the SES agreement, ESC paid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch.

EchoStar X

During July 2003, EchoStar entered into a contract for the construction of EchoStar X, a high-powered DBS satellite. Construction is expected to be completed during 2005. With spot-beam capacity, EchoStar X will provide back up protection for our existing local channel offerings, and could allow DISH Network to offer other value added services.

Satellite-Related Obligations

As a result of EchoStar’s recent agreements with SES Americom, and for the construction of EchoStar X, EchoStar’s obligations for payments related to satellites have increased substantially. While in certain circumstances the dates on which EchoStar is obligated to make these payments could be delayed, the aggregate amount due under all of our existing satellite-related contracts including satellite construction and launch, satellite leases, in-orbit payments to satellite manufacturers and tracking, telemetry and control payments is expected to be approximately $48.0 million for the remainder of 2003, $79.0 million during 2004, $87.0 million during 2005, $72.0 million during 2006, $57.0 million during 2007 and similar amounts in subsequent years. These amounts will increase further when EchoStar procures and commences payments for the launch of EchoStar X, and would further increase to the extent EchoStar procures insurance for its satellites or contracts for the construction, launch or lease of additional satellites.

Legal Proceedings

WIC Premium Television Ltd

During July 1998, a lawsuit was filed by WIC Premium Television Ltd. (“WIC”), an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175.0 million.

The Court in the Alberta action denied EchoStar’s motion to dismiss, and EchoStar’s appeal of that decision. The Federal action has been dismissed by the federal court. The Alberta action is pending. EchoStar intends to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Distant Network Litigation

Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to find its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. It is too early to make an assessment of the probable outcome of the plaintiff’s fee petition or to determine the extent of any potential liability.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with a small number of independent stations and station groups. EchoStar was unable to reach a settlement with six of the original eight plaintiffs – CBS, Fox, or the associations affiliated with each of the four networks.

The trial commenced on April 11, 2003 and concluded on April 25, 2003. On June 10, 2003, the Court issued its final judgment. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused.

However, the District Court’s injunction does require EchoStar to use a computer model to requalify, as of June 2003, all of its subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels, to none-the-less receive those channels by satellite. Further, even though the SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of EchoStar’s grandfathered subscribers to continue to receive distant network channels.

While EchoStar is pleased the District Court did not provide the relief sought by the plaintiffs, it believes the District Court made a number of errors and has filed a notice of appeal of the District Court’s decision. EchoStar also asked the Court of Appeals to stay, until EchoStar’s appeal is decided, the September 22, 2003 date by which EchoStar had been ordered to terminate distant network channels to all subscribers impacted by the District Court’s decision. On August 13, 2003, the Court of Appeals

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

granted EchoStar’s motion for a stay of the District Court’s injunction pending appeal. It also ordered that all briefs on the appeal be completed by October 17, 2003, and that an expedited oral hearing be scheduled thereafter. It is not possible to predict how the Court of Appeals will rule on the merits of EchoStar’s appeal. However, if the Court of Appeals ultimately agrees with EchoStar that the District Court’s injunction was too broad and misinterpreted the statute, the effect would be an increase in the ultimate number of consumers eligible to receive distant network TV channels.

In the event the Court of Appeals rules against EchoStar on appeal, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month. While there can be no assurance, EchoStar does not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months.

Gemstar

During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the ‘121 Patent”) which relates to certain electronic program guide functions. EchoStar examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss EchoStar’s antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. The Court recently granted EchoStar a motion to dismiss the ‘713 patent for lack of standing.

In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the ‘121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the ‘121 Patent and that the ‘121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the judge’s findings regarding non-infringement and the unenforceability of the ‘121 Patent. The ITC did not adopt, but did not

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

overturn, the judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offers to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The plaintiffs filed a notice of appeal of the Court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorney’s fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

State Investigation

During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states alleged failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar cooperated fully in the investigation. During May 2003, we entered into an Assurance of Voluntary Compliance with the states which ended their investigation. The states have released all claims related to the matters investigated. EchoStar made a settlement payment of approximately $5.0 million during the second quarter of 2003 pursuant to the Assurance.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of EchoStar’s satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss for lack of personal jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. On July 28, 2003 the Court granted the defendants’ motion to dismiss on all counts. EchoStar does not know if plaintiffs will appeal the Court’s decision.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of EchoStar’s Board of Directors in the United States District Court of Clark County, Nevada and naming EchoStar as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit. On August 13, 2003, the Court granted EchoStar’s motion for summary judgment and the suit was dismissed.

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect EchoStar’s financial position, results of operations or liquidity.

9.	Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Satellites	$31,945	$36,004	$60,204	$72,013
Digital Home Plan equipment	30,524	37,635	58,784	72,819
Furniture, fixtures and equipment	20,919	22,518	41,178	45,284
Other amortizable intangibles	83	54	167	108
Buildings and improvements	637	723	1,260	1,449
Tooling and other	658	304	1,203	562

Depreciation and amortization expense	$84,766	$97,238	$162,796	$192,235

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

10.	Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, EchoStar currently operates as two business units, DISH Network and ETC. The All other category consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Revenue
DISH Network	$1,111,200	$1,366,490	$2,157,297	$2,680,807
ETC	35,336	25,742	64,625	44,700
All other	23,588	24,787	54,173	52,584
Eliminations	(1,440)	(2,452)	(2,943)	(4,476)

Total EchoStar consolidated	1,168,684	1,414,567	2,273,152	2,773,615
Other EchoStar activity	(8,644)	(1,832)	(11,959)	(4,278)

Total revenue EDBS and subsidiaries	$1,160,040	$1,412,735	$2,261,193	$2,769,337

Net income
DISH Network	$25,882	$122,683	$(18,686)	$177,893
ETC	6,052	(381)	8,069	(5,915)
All other	5,067	6,491	12,471	14,732
Eliminations	—	—	—	—

Total EchoStar consolidated	37,001	128,793	1,854	186,710
Other EchoStar activity	14,192	13,638	68,266	31,159

Total net income	$51,193	$142,431	$70,120	$217,869

11.	Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), the 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity, net loss and operating cash flows of the Non-Guarantors represent less than 1.0% of the combined and consolidated assets, stockholder’s equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the six months ended June 30, 2002 and 2003. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities.

EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Balance Sheets – As of December 31, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$259,784	$7,908	$—	$267,692
Marketable investment securities	277,260	—	—	277,260
Trade accounts receivable, net of allowance for uncollectible accounts of $9,276	—	325,928	—	325,928
Insurance receivable	106,000	—	—	106,000
Inventories	—	149,611	—	149,611
Other current assets	16,923	412	—	17,335

Total current assets	659,967	483,859	—	1,143,826
Restricted cash	—	10	—	10
Cash reserved for satellite insurance	151,372	—	—	151,372
Property and equipment, net	—	1,831,139	—	1,831,139
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	1,263,811	189	(1,264,000)	—
Other noncurrent assets	(11,236)	49,728	—	38,492

Total assets	$2,063,914	$3,061,167	$(1,264,000)	$3,861,081

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$15,273	$231,041	$—	$246,314
Deferred revenue	—	440,678	—	440,678
Accrued expenses	134,545	717,954	—	852,499
Advances (to) from affiliates, net	(280,362)	280,362	—	—
Current portion of long-term obligations	—	13,262	—	13,262

Total current liabilities	(130,544)	1,683,297	—	1,552,753

Long-term obligations, net of current portion:
9 1/4% Seven Year Notes	375,000	—	—	375,000
9 3/8% Ten Year Notes	1,625,000	—	—	1,625,000
10 3/8% Seven Year Notes	1,000,000	—	—	1,000,000
9 1/8% Seven Year Notes	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	32,680	—	32,680
Long-term deferred distribution and carriage payments and other long-term liabilities	10,092	81,190	—	91,282

Total long-term obligations, net of current portion	3,710,092	113,870	—	3,823,962

Total liabilities	3,579,548	1,797,167	—	5,376,715
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	14,368	(14,368)	—
Additional paid-in capital	843,198	1,788,334	(1,788,334)	843,198
Non-cash, stock-based compensation	(8,657)	(8,657)	8,657	(8,657)
Accumulated other comprehensive income	697	—	—	697
Accumulated equity (deficit)	(2,350,872)	(530,045)	530,045	(2,350,872)

Total stockholder’s equity (deficit)	(1,515,634)	1,264,000	(1,264,000)	(1,515,634)

Total liabilities and stockholder’s equity (deficit)	$2,063,914	$3,061,167	$(1,264,000)	$3,861,081

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Balance Sheets – As of June 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$188,235	$6,839	$—	$195,074
Marketable investment securities	346,609	—	—	346,609
Trade accounts receivable, net of allowance for uncollectible accounts of $7,417	—	319,768	—	319,768
Insurance receivable	106,000	—	—	106,000
Inventories	—	151,366	—	151,366
Other current assets	(22,744)	60,457	—	37,713

Total current assets	618,100	538,430	—	1,156,530
Restricted cash	—	20	—	20
Cash reserved for satellite insurance	135,222	—	—	135,222
Property and equipment, net	—	1,732,235	—	1,732,235
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	1,661,880	189	(1,662,069)	—
Other noncurrent assets	70,952	11,468	—	82,420

Total assets	$2,486,154	$2,978,584	$(1,662,069)	$3,802,669

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$188,851	$120,966	$—	$309,817
Deferred revenue	—	475,974	—	475,974
Accrued expenses	124,333	711,317	—	835,650
Advances (to) from affiliates, net	126,021	(126,021)	—	—
Current portion of long-term obligations	—	13,346	—	13,346

Total current liabilities	439,205	1,195,582	—	1,634,787

Long-term obligations, net of current portion:
9 3/8% Ten Year Notes	1,625,000	—	—	1,625,000
10 3/8% Seven Year Notes	1,000,000	—	—	1,000,000
9 1/8% Seven Year Notes	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	31,586	—	31,586
Long-term deferred distribution and carriage payments and other long-term liabilities	20,122	89,347	—	109,469

Total long-term obligations, net of current portion	3,345,122	120,933	—	3,466,055

Total liabilities	3,784,327	1,316,515	—	5,100,842
Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	10	(10)	—
Additional paid-in capital	838,948	1,803,030	(1,803,030)	838,948
Non-cash, stock-based compensation	(4,662)	(4,662)	4,662	(4,662)
Accumulated other comprehensive income	544	—	—	544
Accumulated equity (deficit)	(2,133,003)	(136,309)	136,309	(2,133,003)

Total stockholder’s equity (deficit)	(1,298,173)	1,662,069	(1,662,069)	(1,298,173)

Total liabilities and stockholder’s equity (deficit)	$2,486,154	$2,978,584	$(1,662,069)	$3,802,669

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Statements of Operations – Three Months Ended June 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$1,070,452	$—	$1,070,452
Other subscriber-related revenue	—	36,843	(33,294)	3,549
DTH equipment sales	—	67,391	—	67,391
Other	—	18,648	—	18,648

Total revenue	—	1,193,334	(33,294)	1,160,040
Costs and Expenses:
Subscriber-related expenses	—	579,473	(33,294)	546,179
Satellite and transmission expenses	—	14,090	—	14,090
Cost of sales - DTH equipment	—	43,896	—	43,896
Cost of sales - other	—	8,331	—	8,331
Cost of sales - subscriber promotion subsidies	—	82,608	—	82,608
Other subscriber promotion subsidies	—	138,002	—	138,002
Subscriber acquisition advertising	—	31,185	—	31,185
General and administrative	—	65,600	—	65,600
Non-cash, stock-based compensation	—	2,169	—	2,169
Depreciation and amortization	—	84,766	—	84,766

Total costs and expenses	—	1,050,120	(33,294)	1,016,826

Operating income (loss)	—	143,214	—	143,214
Other Income (Expense):
Interest income	2,584	12	—	2,596
Interest expense, net of amounts capitalized	(84,083)	496	—	(83,587)
Equity in earnings (losses) of subsidiaries	129,644	—	(129,644)	—
Other	162	(131)	—	31

Total other income (expense)	48,307	377	(129,644)	(80,960)

Income (loss) before income taxes	48,307	143,591	(129,644)	62,254
Income tax benefit (provision), net	2,886	(13,947)	—	(11,061)

Net income (loss)	$51,193	$129,644	$(129,644)	$51,193

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Statements of Operations – Three months ended June 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$1,340,481	$—	$1,340,481
Other subscriber-related revenue	—	67,210	(64,784)	2,426
DTH equipment sales	—	49,294	—	49,294
Other	—	20,534	—	20,534

Total revenue	—	1,477,519	(64,784)	1,412,735
Costs and Expenses:
Subscriber-related expenses	—	723,896	(64,714)	659,182
Satellite and transmission expenses	—	15,432	—	15,432
Cost of sales - DTH equipment	—	33,348	—	33,348
Cost of sales - other	—	11,319	(70)	11,249
Cost of sales - subscriber promotion subsidies	—	98,361	—	98,361
Other subscriber promotion subsidies	—	148,892	—	148,892
Subscriber acquisition advertising	—	38,878	—	38,878
General and administrative	—	85,508	—	85,508
Non-cash, stock-based compensation	—	(217)	—	(217)
Depreciation and amortization	—	97,238	—	97,238

Total costs and expenses	—	1,252,655	(64,784)	1,187,871

Operating income (loss)	—	224,864	—	224,864
Other Income (Expense):
Interest income	1,770	5	—	1,775
Interest expense, net of amounts capitalized	(79,014)	(658)	—	(79,672)
Equity in earnings (losses) of subsidiaries	216,304	—	(216,304)	—
Other	22	316	—	338

Total other income (expense)	139,082	(337)	(216,304)	(77,559)

Income (loss) before income taxes	139,082	224,527	(216,304)	147,305
Income tax benefit (provision), net	3,349	(8,223)	—	(4,874)

Net income (loss)	$142,431	$216,304	$(216,304)	$142,431

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Statements of Operations – Six months ended June 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$2,085,084	$—	$2,085,084
Other subscriber-related revenue	—	67,472	(59,776)	7,696
DTH equipment sales	—	123,731	—	123,731
Other	—	44,682	—	44,682

Total revenue	—	2,320,969	(59,776)	2,261,193
Costs and Expenses:
Subscriber-related expenses	—	1,120,647	(59,776)	1,060,871
Satellite and transmission expenses	—	26,452	—	26,452
Cost of sales - DTH equipment	—	83,171	—	83,171
Cost of sales - other	—	23,023	—	23,023
Cost of sales - subscriber promotion subsidies	—	183,618	—	183,618
Other subscriber promotion subsidies	—	271,372	—	271,372
Subscriber acquisition advertising	—	64,704	—	64,704
General and administrative	147	136,373	—	136,520
Non-cash, stock-based compensation	—	3,835	—	3,835
Depreciation and amortization	—	162,796	—	162,796

Total costs and expenses	147	2,075,991	(59,776)	2,016,362

Operating income (loss)	(147)	244,978	—	244,831
Other Income (Expense):
Interest income	4,685	126	—	4,811
Interest expense, net of amounts capitalized	(165,530)	(194)	—	(165,724)
Equity in earnings (losses) of subsidiaries	229,520	—	(229,520)	—
Other	(1,294)	(1,148)	—	(2,442)

Total other income (expense)	67,381	(1,216)	(229,520)	(163,355)

Income (loss) before income taxes	67,234	243,762	(229,520)	81,476
Income tax benefit (provision), net	2,886	(14,242)	—	(11,356)

Net income (loss)	$70,120	$229,520	$(229,520)	$70,120

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Statements of Operations – Six months ended June 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$2,629,127	$—	$2,629,127
Other subscriber-related revenue	—	131,601	(124,841)	6,760
DTH equipment sales	—	89,482	—	89,482
Other	—	43,968	—	43,968

Total revenue	—	2,894,178	(124,841)	2,769,337
Costs and Expenses:
Subscriber-related expenses	—	1,420,528	(124,768)	1,295,760
Satellite and transmission expenses	—	30,406	—	30,406
Cost of sales - DTH equipment	—	61,093	—	61,093
Cost of sales - other	—	23,249	(73)	23,176
Cost of sales - subscriber promotion subsidies	—	222,905	—	222,905
Other subscriber promotion subsidies	—	299,529	—	299,529
Subscriber acquisition advertising	—	71,539	—	71,539
General and administrative	—	164,663	—	164,663
Non-cash, stock-based compensation	—	1,772	—	1,772
Depreciation and amortization	—	192,235	—	192,235

Total costs and expenses	—	2,487,919	(124,841)	2,363,078

Operating income (loss)	—	406,259	—	406,259
Other Income (Expense):
Interest income	4,293	17	—	4,310
Interest expense, net of amounts capitalized	(180,796)	(1,361)	—	(182,157)
Equity in earnings (losses) of subsidiaries	393,735	—	(393,735)	—
Other	9	133	—	142

Total other income (expense)	217,241	(1,211)	(393,735)	(177,705)

Income (loss) before income taxes	217,241	405,048	(393,735)	228,554
Income tax benefit (provision), net	628	(11,313)	—	(10,685)

Net income (loss)	$217,869	$393,735	$(393,735)	$217,869

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Statements of Cash Flows – Six months ended June 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$70,120	$229,520	$(229,520)	$70,120
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	162,796	—	162,796
Equity in (earnings) losses of affiliates	(229,520)	—	229,520	—
Realized and unrealized loss on investments	1,540	—	—	1,540
Non-cash, stock-based compensation recognized	—	3,835	—	3,835
Deferred tax expense	(29,565)	35,727	—	6,162
Amortization of debt discount and deferred financing costs	3,015	2	—	3,017
Change in long-term deferred distribution and carriage payments and other long-term liabilities	—	16,656	—	16,656
Other, net	800	250	—	1,050
Changes in current assets and current liabilities, net	81,371	117,929	—	199,300

Net cash flows from operating activities	(102,239)	566,715	—	464,476
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(291,350)	—	—	(291,350)
Sales of marketable investment securities	239,061	—	—	239,061
Purchases of property and equipment	—	(198,170)	—	(198,170)
Cash reserved for satellite insurance	(59,680)	—	—	(59,680)
Change in cash reserved for satellite insurance due to depreciation on related satellites	14,226	—	—	14,226

Net cash flows from investing activities	(97,743)	(198,170)	—	(295,913)
Cash Flows From Financing Activities:
Non-interest bearing advances fom affiliates	363,268	(363,326)		(58)
Repayments of mortgage indebtedness and notes payable	—	(295)		(295)
Other	(221)	—	—	(221)

Net cash flows from financing activities	363,047	(363,621)	—	(574)

Net increase in cash and cash equivalents	163,065	4,924	—	167,989
Cash and cash equivalents, beginning of period	36,253	2,799	—	39,052

Cash and cash equivalents, end of period	$199,318	$7,723	$—	$207,041

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidating Statements of Cash Flows – Six months ended June 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Cash Flows From Operating Activities:
Net income	$217,869	$393,735	$(393,735)	$217,869
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	192,235	—	192,235
Equity in (earnings) losses of affiliates	(393,735)	—	393,735	—
Non-cash, stock-based compensation recognized	—	1,772	—	1,772
Deferred tax (benefit) expense	(42,248)	44,527	—	2,279
Amortization of debt discount and deferred financing costs	5,168	2	—	5,170
Change in long-term assets	—	(49,333)	—	(49,333)
Change in long-term deferred distribution and carriage payments and other long-term liabilities	—	(2,872)	—	(2,872)
Other, net	—	894	—	894
Changes in current assets and current liabilities, net	163,366	(67,139)	—	96,227

Net cash flows from operating activities	(49,580)	513,821	—	464,241
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(479,457)	—	—	(479,457)
Sales of marketable investment securities	409,955	—	—	409,955
Purchases of property and equipment	—	(107,487)	—	(107,487)
Change in cash reserved for satellite insurance due to depreciation on related satellites	16,150	(10)	—	16,140

Net cash flows from investing activities	(53,352)	(107,497)	—	(160,849)
Cash Flows From Financing Activities:
Non-interest bearing advances fom affiliates	406,383	(406,383)	—	—
Redemption of 9 1/4% Senior Notes (Note 7)	(375,000)	—	—	(375,000)
Repayments of mortgage indebtedness and notes payable	—	(1,010)	—	(1,010)

Net cash flows from financing activities	31,383	(407,393)	—	(376,010)

Net increase (decrease) in cash and cash equivalents	(71,549)	(1,069)	—	(72,618)
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$188,235	$6,839	$—	$195,074

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

12.	Subsequent Events

SBC Agreement

During July 2003, EchoStar announced an agreement with SBC Communications, Inc. to co-brand its DISH Network service with SBC Communications’ telephony, high-speed data and other communications services. SBC Communications will market the bundled service, including integrated order-entry, customer service and billing, which is expected to be available to consumers in early 2004.

Pursuant to the agreement, SBC Communications will purchase set-top box equipment from EchoStar to sell to bundled service customers. SBC Communications also may choose to outsource installation and certain customer service functions to EchoStar for a fee. As part of the agreement, SBC Communications will pay EchoStar development and implementation fees for, among other things, product development and integration.

SBC Convertible Subordinated Note

On July 21, 2003, EchoStar issued and sold a $500.0 million 3.0% convertible subordinated note due 2010 to SBC Communications in a privately negotiated transaction. The note is an unsecured obligation convertible into approximately 6.87 million shares of EchoStar’s Class A Common Stock at the option of SBC at $72.82 per share, subject to adjustment in certain circumstances. Commencing July 21, 2008, EchoStar may redeem, and SBC may require EchoStar to purchase, all or a portion of the note without premium.

Partial Redemption of 9 1/8% Senior Notes

On August 4, 2003, we elected to redeem $245.0 million principal amount of our 9 1/8 % Senior Notes due 2009, fully exercising our optional partial redemption right. The outstanding principal amount of the notes after the redemption will be $455.0 million. In accordance with the terms of the indenture governing the notes, the $245.0 million principal amount of the notes will be redeemed effective September 3, 2003, at 109.125% of the principal amount, for a total of approximately $267.4 million. Interest on the notes will be paid through the September 3, 2003 redemption date.

EchoStar IX

EchoStar IX was successfully launched on August 7, 2003. Assuming successful completion of on orbit check out, EchoStar IX will be located at the 121 degree orbital location. Its 32 Ku-band transponders are expected to provide additional video service choices for DISH Network subscribers utilizing a new specially-designed dish. EchoStar IX is also equipped with two Ka-band transponders which EchoStar intends to utilize to confirm the commercial viability of direct-to-home Ka-band video and data services.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Principal Business

EchoStar DBS Corporation (“EDBS”, the “Company”, “we”, “us”, and /or “our”) is a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar”), a publicly traded company listed on the Nasdaq National Market under the symbol “DISH”. Unless otherwise stated, or the context otherwise requires, references to EchoStar include EDBS and all other direct and indirect wholly-owned subsidiaries of EchoStar. We refer readers of this report to EDBS’ Annual Report on Form 10-K for the year ended December 31, 2002. Substantially all of EchoStar’s operations are conducted by EDBS. The operations of EchoStar include two interrelated business units.

•	The DISH Network - which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States: and

•	EchoStar Technologies Corporation - which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” EchoStar Technologies Corporation also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, EchoStar has deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of EchoStar’s FCC-allocated DBS spectrum, nine in-orbit satellites (“EchoStar I” through “EchoStar IX”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar’s principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

Total revenue. Total revenue for the three months ended June 30, 2003 was $1.41 billion, an increase of $252.7 million or 21.8% compared to the three months ended June 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by a decrease in DTH equipment sales, discussed below.

Subscription television services. Subscription television services revenue consists principally of revenue from basic, premium, local, international and pay-per-view subscription television services. Subscription television services revenue totaled $1.34 billion for the three months ended June 30, 2003, an increase of $270.0 million or 25.2% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber, discussed below. DISH Network added approximately 270,000 net new subscribers for the three months ended June 30, 2003 compared to approximately 295,000 net new subscribers added during the same period in 2002. As of June 30, 2003, we had approximately 8.80 million DISH Network subscribers compared to approximately 7.46 million at June 30, 2002, an increase of approximately 18.0%. Subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

Monthly average revenue per subscriber. Monthly average revenue per subscriber was approximately $51.60 during the three months ended June 30, 2003 and approximately $48.85 during the same period in 2002. This increase was attributable to price increases in March 2003 and a reduction in the amount of free and discounted programming offered during the three months ended June 30, 2003 compared to the same period in 2002. This increase was also attributable to an increase in the number of subscribers with multiple set-top boxes. Monthly average revenue per subscriber will be adversely affected in any future periods to the extent we continue our free programming promotions or expand our discounted programming promotions.

Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause EchoStar to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to EchoStar’s

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

other services. Particularly, but without limitation, in the event the Court of Appeals rules against EchoStar in its appeal of the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month.

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

DTH equipment sales. DTH equipment sales consist of sales of digital set-top boxes by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. DTH equipment sales also include sales of DBS accessories in the United States. For the three months ended June 30, 2003, DTH equipment sales totaled $49.3 million, a decrease of $18.1 million compared to the same period during 2002. This decrease resulted from a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. Subscriber-related expenses include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. Subscriber-related expenses totaled $659.2 million during the three months ended June 30, 2003, an increase of $113.0 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represent 49.2% and 51.0% of Subscription television services revenues during the three months ended June 30, 2003 and 2002, respectively. The decrease in Subscriber-related expenses as a percentage of Subscription television services revenue primarily resulted from the increase in monthly average revenue per subscriber discussed above and increased operating efficiencies.

During the three months ended March 31, 2003, we combined the line item on our Condensed Consolidated Statement of Operations captioned Subscriber-related expenses with the previously included line item captioned Customer service center and other. In addition, at that time we reclassified certain amounts between categories on the Condensed Consolidated Statement of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on Operating income or Net income.

Satellite and transmission expenses. Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. Satellite and transmission expenses totaled $15.4 million during the three months ended June 30, 2003, a $1.3 million increase compared to the same period in 2002. This increased primarily resulted from the launch of additional local markets. Satellite and transmission expenses totaled 1.2% and 1.3% of Subscription television services revenue during each of the three months ended June 30, 2003 and 2002, respectively. These expenses will increase in future periods as a result of our agreement with SES Americom (see Note 8 to the Condensed Consolidated Financial Statements for further discussion). These expenses could also increase in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

Cost of sales – DTH equipment. Cost of sales – DTH equipment principally includes costs associated with digital set-top boxes and related components sold to an international DTH operator and sales of DBS accessories. Cost of sales – DTH equipment totaled $33.3 million during the three months ended June 30, 2003, a decrease of $10.5 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. Cost of sales - DTH equipment represented 67.7% and 65.1% of DTH equipment sales during the three months ended June 30, 2003 and 2002, respectively. The increase in this expense to revenue ratio is primarily attributable to a non-recurring reduction in the cost of DTH equipment of approximately $1.5 million during the three months ended June 30, 2002.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include Cost of sales - subscriber promotion subsidies, Other subscriber promotion subsidies and Subscriber acquisition advertising expenses. Cost of sales - subscriber promotion subsidies includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers. Other subscriber promotion subsidies includes net costs related to our free installation promotion and other promotional incentives. During the three months ended March 31, 2003, certain amounts previously included in Subscriber acquisition costs were reclassified to Subscriber related expenses on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on Operating income or Net income.

During the three months ended June 30, 2003, our subscriber acquisition costs totaled approximately $286.1 million, or approximately $408 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended June 30, 2002 totaled approximately $248.3 million, or approximately $386 per new subscriber activation. This increase is primarily attributable to an increase in sales pursuant to promotions under which subscribers receive equipment at reduced or no cost, as opposed to promotions where the subscriber leases our equipment. This increase is also attributable to an increase in acquisition marketing compared to the same period in 2002. Subscriber acquisition costs during the three months ended June 30, 2003 include a benefit of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement. Subscriber acquisition costs during the same period in 2002 include an adjustment of approximately $16.8 million resulting from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $28.8 million and $88.9 million for the three months ended June 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $5.3 million and $9.3 million during the three months ended June 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses totaled $85.5 million during the three months ended June 30, 2003, an increase of $19.9 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. General and administrative expenses represented 6.1% of Total revenue during the three months ended June 30, 2003 as compared to 5.7% during the three months ended June 30, 2002.

During the three months ended March 31, 2003, certain amounts previously included in General and administrative expenses were reclassified to Subscriber-related expenses on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on Operating income or Net income.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the three months ended June 30, 2003 and 2002, we recognized approximately ($0.2) million and $2.2 million, respectively, of compensation under this performance-based plan. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $4.7 million as of June 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Three Months
	Ended June 30,

	2003	2002

	(In thousands)
Subscriber-related	$(201)	$183
Satellite and transmission	90	182
General and administrative	(106)	1,804

	$(217)	$2,169

In addition, options to purchase 8.3 million shares were outstanding as of June 30, 2003 and were granted with exercise prices equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001 pursuant to a separate long-term incentive plan under our 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.85. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended June 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as Net income (loss) plus net Interest expense, Taxes and Depreciation and amortization. Effective January 1, 2003, we include Non-cash, stock-based compensation expense in our definition of EBITDA. Effective April 1, 2003, we include Other income and expense items and Change in valuation of contingent value rights in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $322.4 million during the three months ended June 30, 2003, compared to $228.0 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in DTH equipment sales. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $28.8 million and $88.9 million during the three months ended June 30, 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to Net income (loss):

	For the Three Months
	Ended June 30,

	2003	2002

	(In thousands)
EBITDA	$322,440	$228,011
Less:
Interest expense, net	77,897	80,991
Income tax provision, net	4,874	11,061
Depreciation and amortization	97,238	84,766

Net income	$142,431	$51,193

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and is believed to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Depreciation and Amortization. Depreciation and amortization expense totaled $97.2 million during the three months ended June 30, 2003, a $12.5 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income and Expense. Other expense, net totaled $77.6 million during the three months ended June 30, 2003, an improvement of $3.4 million compared to the same period in 2002. This improvement is primarily attributable to a decrease in Interest expense of approximately $8.7 million related to the redemption of our 9 -1/4% senior notes due 2006, during February 2003. This improvement was partially offset by a reduction in the amount of interest capitalized during the three months ended June 30, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VIII commenced commercial operation during October 2002, we ceased capitalizing interest related to this satellite. The expensing of this previously capitalized interest resulted in an increase in Interest expense which was also partially offset by the cessation of interest costs related to our merger financing activities.

Net income (loss). Net income was $142.4 million during the three months ended June 30, 2003, an increase of $91.2 million compared to the same period in 2002. The increase was primarily attributable to an increase in Operating income and a decrease in Other income and expense, the components of which are discussed above.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

Total revenue. Total revenue for the six months ended June 30, 2003 was $2.77 billion, an increase of $508.1 million or 22.5% compared to the six months ended June 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by a decrease in DTH equipment sales, discussed below.

Subscription television services. Subscription television services revenue totaled $2.63 billion for the six months ended June 30, 2003, an increase of $544.0 million or 26.1% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber.

DTH equipment sales. For the six months ended June 30, 2003, DTH equipment sales totaled $89.5 million, a decrease of $34.2 million compared to the same period during 2002. This decrease resulted from a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. Subscriber-related expenses totaled $1.30 billion during the six months ended June 30, 2003, an increase of $234.9 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represented 49.3% and 50.9% of Subscription television services revenues during the six months ended June 30, 2003 and 2002, respectively. The decrease in Subscriber-related expenses as a percentage of Subscription television services revenue primarily resulted from the increase in monthly average revenue per subscriber discussed above and increased operating efficiencies.

Satellite and transmission expenses. Satellite and transmission expenses totaled $30.4 million during the six months ended June 30, 2003, a $4.0 million increase compared to the same period in 2002. This increase primarily resulted from the launch of additional local markets. Satellite and transmission expenses totaled 1.2% and 1.3% of Subscription television services revenue during the six months ended June 30, 2003 and 2002, respectively.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - continued

Cost of sales - DTH equipment. Cost of sales - DTH equipment totaled $61.1 million during the six months ended June 30, 2003, a decrease of $22.1 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. Cost of sales - DTH equipment represented 68.3% and 67.2% of DTH equipment sales during the six months ended June 30, 2003 and 2002, respectively. The increase in this expense to revenue ratio is primarily attributable to a non-recurring reduction in the cost of DTH equipment of approximately $1.5 million during the six months ended June 30, 2002.

Subscriber acquisition costs. During the six months ended June 30, 2003, our subscriber acquisition costs totaled approximately $594.0 million, or approximately $428 per new subscriber activation. Comparatively, our subscriber acquisition costs during the six months ended June 30, 2002 totaled approximately $514.7 million, or approximately $407 per new subscriber activation. This increase is primarily attributable to an increase in sales pursuant to promotions under which customers receive equipment at reduced or no cost to the subscriber, as opposed to promotions where the subscriber leases our equipment. This increase is also attributable to an increase in acquisition marketing compared to the same period in 2002. Subscriber acquisition costs during the six months ended June 30, 2003 include a benefit of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement. Subscriber acquisition costs during the same period in 2002 include an adjustment of approximately $16.8 million resulting from the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $55.6 million and $165.5 million for the six months ended June 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $11.2 million and $20.8 million during the six months ended June 30, 2003 and 2002, respectively.

General and administrative expenses. General and administrative expenses totaled $164.7 million during the six months ended June 30, 2003, an increase of $28.1 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. General and administrative expenses represented 5.9% of Total revenue during the six months ended June 30, 2003 as compared to 6.0% during the six months ended June 30, 2002.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, that provided certain key employees with incentives including stock options. During the six months ended June 30, 2003 and 2002, we recognized approximately $1.8 million and $3.8 million, respectively, of compensation under this performance-based plan. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $4.7 million as of June 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - continued

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
Subscriber-related	$(111)	$365
Satellite and transmission	179	(372)
General and administrative	1,704	3,842

	$1,772	$3,835

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as Net income (loss) plus net Interest expense, Taxes and Depreciation and amortization. Effective January 1, 2003, we include Non-cash, stock-based compensation expense in our definition of EBITDA. Effective April 1, 2003, we include Other income and expense items and Change in valuation of contingent value rights in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $598.6 million during the six months ended June 30, 2003, compared to $405.2 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in DTH equipment sales. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $55.6 million and $165.5 million during the six months ended June 30, 2003 and 2002, respectively.

The following table reconciles EBITDA to Net income (loss):

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
EBITDA	$598,636	$405,185
Less:
Interest expense, net	177,847	160,913
Income tax provision, net	10,685	11,356
Depreciation and amortization	192,235	162,796

Net income	$217,869	$70,120

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and is believed to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage and capital expenditures employed by the business. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Depreciation and Amortization. Depreciation and amortization expense totaled $192.2 million during the six months ended June 30, 2003, a $29.4 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income and Expense. Other expense, net, totaled $177.7 million during the six months ended June 30, 2003, an increase of $14.4 million compared to the same period in 2002. This increase was primarily attributable to $20.6 million of additional costs associated with the redemption of our 9 1/4% senior notes (see Note 7 to the Condensed Consolidated Financial Statements for further discussion) and a reduction in the amount of interest capitalized during

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - continued

the six months ended June 30, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VII and EchoStar VIII commenced commercial operation during April 2002 and October 2002, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in Interest expense. The increase in Other expense, net was partially offset by a decrease of approximately $14.5 million in Interest expense as a result of the redemption of our 9 1/4% senior notes due 2006, during February 2003.

Net income (loss). Net income was $217.9 million during the six months ended June 30, 2003, an increase of $147.7 million compared to the same period in 2002. The increase was primarily attributable to an increase in Operating income, the components of which are discussed above.

Subscriber Turnover

Our percentage monthly churn for the six months ended June 30, 2003 was approximately 1.51%, compared to our percentage churn for the same period in 2002 of approximately 1.49%. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different entities in the same or similar businesses. Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause EchoStar to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to EchoStar’s other services. Particularly, but without limitation, in the event the Court of Appeals rules against EchoStar in its appeal of the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels. However, EchoStar cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. While there can be no assurance, EchoStar does not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause churn to increase in future periods. In addition, in April 2002, the FCC concluded that our “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds our subsequent remedial actions unsatisfactory, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

WIC Premium Television Ltd

During July 1998, a lawsuit was filed by WIC Premium Television Ltd. (“WIC”), an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and certain EchoStar subsidiaries.

During September 1998, WIC filed another lawsuit in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing satellite receivers into Canada and from activating satellite receivers located in Canada to receive programming, together with damages in excess of $175.0 million.

The Court in the Alberta action denied EchoStar’s motion to dismiss, and EchoStar’s appeal of that decision. The Federal action has been dismissed by the federal court. The Alberta action is pending. EchoStar intends to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Distant Network Litigation

Until July 1998, EchoStar obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to its customers through PrimeTime 24, an independent third party programming provider. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring that provider to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to find its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. It is too early to make an assessment of the probable outcome of the plaintiff’s fee petition or to determine the extent of any potential liability.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements

PART II – OTHER INFORMATION

with a small number of independent stations and station groups. EchoStar was unable to reach a settlement with six of the original eight plaintiffs – CBS, Fox, or the associations affiliated with each of the four networks.

The trial commenced on April 11, 2003 and concluded on April 25, 2003. On June 10, 2003, the Court issued its final judgment. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused.

However, the District Court’s injunction does require EchoStar to use a computer model to requalify, as of June 2003, all of its subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels, to none-the-less receive those channels by satellite. Further, even though the SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of EchoStar’s grandfathered subscribers to continue to receive distant network channels.

While EchoStar is pleased the District Court did not provide the relief sought by the plaintiffs, it believes the District Court made a number of errors and has filed a notice of appeal of the District Court’s decision. EchoStar also asked the Court of Appeals to stay, until EchoStar’s appeal is decided, the September 22, 2003 date by which EchoStar had been ordered to terminate distant network channels to all subscribers impacted by the District Court’s decision. On August 13, 2003, the Court of Appeals granted EchoStar’s motion for a stay of the District Court’s injunction pending appeal. It also ordered that all briefs on the appeal be completed by October 17, 2003, and that an expedited oral hearing be scheduled thereafter. It is not possible to predict how the Court of Appeals will rule on the merits of EchoStar’s appeal. However, if the Court of Appeals ultimately agrees with EchoStar that the District Court’s injunction was too broad and misinterpreted the statute, the effect would be an increase in the ultimate number of consumers eligible to receive distant network TV channels.

In the event the Court of Appeals rules against EchoStar on appeal, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. Termination of distant network programming to subscribers would result in a reduction in ARPU of no more than $0.30 per subscriber per month. While there can be no assurance, EchoStar does not expect that those terminations would result in any more than a one percentage point increase in our otherwise anticipated churn over the course of the next 12 months.

Gemstar

During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc. (“Gemstar”), filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (“the ‘121 Patent”) which relates to certain electronic program guide functions. EchoStar examined this patent and believes that it is not infringed by any of its products or services. This conclusion is supported by findings of the International Trade Commission (“ITC”) which are discussed below. The North Carolina case is stayed pending the appeal of the ITC action to the United States Court of Appeals for the Federal Circuit.

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court

PART II – OTHER INFORMATION

denied Gemstar’s motion to dismiss EchoStar’s antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. The Court recently granted EchoStar a motion to dismiss the ‘713 patent for lack of standing.

In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the ‘121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the ‘121 Patent and that the ‘121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the judge’s findings regarding non-infringement and the unenforceability of the ‘121 Patent. The ITC did not adopt, but did not overturn, the judge’s findings of patent misuse. Gemstar is appealing the decision of the ITC to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offers to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

PART II – OTHER INFORMATION

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

State Investigation

During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states alleged failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar cooperated fully in the investigation. During May 2003, we entered into an Assurance of Voluntary Compliance with the states which ended their investigation. The states have released all claims related to the matters investigated. EchoStar made a settlement payment of approximately $5.0 million during the second quarter of 2003 pursuant to the Assurance.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

PART II – OTHER INFORMATION

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of EchoStar’s satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss for lack of personal jurisdiction. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. On July 28, 2003 the Court granted the defendants’ motion to dismiss on all counts. EchoStar does not know if plaintiffs will appeal the Court’s decision.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of EchoStar’s Board of Directors in the United States District Court of Clark County, Nevada and naming EchoStar as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit. On August 13, 2003, the Court granted EchoStar’s motion for summary judgment and the suit was dismissed.

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

PART II – OTHER INFORMATION

NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings were held for two weeks. The arbitration will resume on September 16, 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect EchoStar’s financial position, results of operations or liquidity.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

31.1*	Section 302 Certification by President and Chief Executive Officer

31.2*	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1*	Section 906 Certification by President and Chief Executive Officer

32.2*	Section 906 Certification by Senior Vice President and Chief Financial Officer

*	Filed herewith

(b)  Reports on Form 8-K.

On May 8, 2003, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2003 stating that our Chief Executive Officer and our Chief Financial Officer certified our report pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION

By:	/s/ Charles W. Ergen Charles W. Ergen Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2003

EXHIBIT INDEX

31.1*	Section 302 Certification by President and Chief Executive Officer

31.2*	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1*	Section 906 Certification by President and Chief Executive Officer

32.2*	Section 906 Certification by Senior Vice President and Chief Financial Officer

*	Filed herewith