Form 10-Q
period 2003-09-30
ECHOSTAR DBS CORP
filed 2003-11-13
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-31929

EchoStar DBS Corporation

(Exact Name of Registrant as Specified in its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-1328967 (I.R.S. Employer Identification No.)

9601 S. Meridian Blvd. Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)

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

As of November 12, 2003, Registrant’s outstanding common stock consisted of 1,015 shares of Common Stock, $0.01 par value.

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements		i
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — December 31, 2002 and September 30, 2003 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2003 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2003 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Narrative Analysis of Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	34
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	40
Signatures		42

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to the following:

•	we face intense and increasing competition from the satellite and cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the SEC.

In this document “we,” “our,” “us,” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” and “ECC” refer to Echostar Communications Corporation and its subsidiaries.

ii

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of

	December 31,	September 30,
	2002	2003

Assets
Current Assets:
Cash and cash equivalents	$267,692	$166,936
Marketable investment securities	277,260	562,833
Trade accounts receivable, net of allowance for uncollectible accounts of $9,276 and $7,035, respectively	325,928	358,890
Insurance receivable	106,000	106,000
Inventories	149,611	148,356
Other current assets	17,335	52,746

Total current assets	1,143,826	1,395,761
Restricted cash	10	20
Cash reserved for satellite insurance	151,372	127,147
Property and equipment, net	1,831,139	1,687,838
FCC authorizations, net	696,242	696,242
Other noncurrent assets	38,492	79,018

Total assets	$3,861,081	$3,986,026

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$246,314	$348,481
Deferred revenue	440,678	489,345
Accrued expenses	852,499	847,277
Current portion of long-term obligations	13,262	13,405

Total current liabilities	1,552,753	1,698,508

Long-term obligations, net of current portion:
9 1/4% Senior Notes due 2006 (Note 7)	375,000	—
9 3/8% Senior Notes due 2009	1,625,000	1,625,000
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 7)	700,000	455,000
Mortgages and other notes payable, net of current portion	32,680	30,752
Long-term deferred distribution and carriage payments and other long-term liabilities	91,282	149,972

Total long-term obligations, net of current portion	3,823,962	3,260,724

Total liabilities	5,376,715	4,959,232

Commitments and Contingencies (Note 8)
Stockholder’s Deficit:
Common Stock, $.01 par value, 1,000 and 1,000,000 shares authorized, 1,000 and 1,015 shares issued and outstanding, respectively	—	—
Additional paid-in capital	843,198	1,105,575
Non-cash, stock-based compensation	(8,657)	(2,895)
Accumulated other comprehensive income	697	583
Accumulated deficit	(2,350,872)	(2,076,469)

Total stockholder’s deficit	(1,515,634)	(973,206)

Total liabilities and stockholder’s deficit	$3,861,081	$3,986,026

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Revenue:
Subscription television services	$1,119,124	$1,363,316	$3,204,208	$3,992,443
Other subscriber-related revenue	4,814	2,444	12,510	9,204
DTH equipment sales	76,064	69,544	199,795	159,026
Other	20,480	15,161	65,162	59,129

Total revenue	1,220,482	1,450,465	3,481,675	4,219,802

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	581,337	687,472	1,642,175	1,983,127
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	14,804	20,728	40,640	50,495
Cost of sales — DTH equipment	40,311	43,475	123,482	104,568
Cost of sales — other	9,508	6,920	32,531	30,096
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	110,299	140,888	293,917	363,793
Other subscriber promotion subsidies	144,097	167,784	415,469	467,313
Subscriber acquisition advertising	45,932	38,913	110,636	110,452
General and administrative	77,077	82,383	214,246	247,790
Non-cash, stock-based compensation	3,722	1,083	7,557	2,855
Depreciation and amortization (Note 9)	94,769	97,016	257,565	289,251

Total costs and expenses	1,121,856	1,286,662	3,138,218	3,649,740

Operating income	98,626	163,803	343,457	570,062

Other Income (Expense):
Interest income	2,491	2,799	7,302	7,109
Interest expense, net of amounts capitalized	(85,111)	(102,944)	(250,835)	(285,101)
Other	529	(391)	(1,913)	(249)

Total other income (expense)	(82,091)	(100,536)	(245,446)	(278,241)

Income before income taxes	16,535	63,267	98,011	291,821
Income tax provision, net	(1,663)	(6,733)	(13,019)	(17,418)

Net income	$14,872	$56,534	$84,992	$274,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2002	2003

Cash Flows From Operating Activities:
Net income	$84,992	$274,403
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	257,565	289,251
Realized and unrealized losses on investments	1,540	—
Non-cash, stock-based compensation recognized	7,557	2,855
Deferred tax expense	8,542	4,633
Amortization of debt discount and deferred financing costs	4,548	9,311
Change in long-term assets	—	(49,680)
Change in long-term deferred distribution and carriage payments	12,800	21,504
Other, net	(1,488)	1,504
Changes in current assets and current liabilities, net	159,333	127,961

Net cash flows from operating activities	535,389	681,742

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(427,044)	(981,769)
Sales of marketable investment securities	430,463	695,688
Purchases of property and equipment	(283,568)	(166,597)
Cash reserved for satellite insurance	(59,680)	—
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	22,300	24,215
Foreign currency valuation	—	394
Other	(4,354)	—

Net cash flows from investing activities	(321,883)	(428,069)

Cash Flows From Financing Activities:
Non-interest bearing advances to affiliates	(58)	—
Redemption of 9 1/4% Senior Notes due 2006 (Note 7)	—	(375,000)
Partial redemption of 9 1/8% Senior Notes due 2009 (Note 7)	—	(245,000)
Capital contribution from ECC	—	267,356
Repayments of mortgage indebtedness and notes payable	(442)	(1,785)
Other	(423)	—

Net cash flows from financing activities	(923)	(354,429)

Net increase (decrease) in cash and cash equivalents	212,583	(100,756)
Cash and cash equivalents, beginning of period	39,052	267,692

Cash and cash equivalents, end of period	$251,635	$166,936

Supplemental Disclosure of Cash Flow Information:
Forfeitures of deferred non-cash, stock-based compensation	$5,520	$3,078

Interest received	$7,302	$6,957

Capitalized interest	$20,934	$7,035

Capital contribution of EchoStar VII from EBC	$172,532	$—

Capital distribution of EchoStar VII vendor financing	$15,000	$—

Interest paid	$274,162	$291,062

Income taxes paid	$7,443	$9,413

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

EchoStar DBS Corporation (“EDBS”, the “Company”, “we”, “us” and/or “our”) is a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of eight of its nine in-orbit satellites and related FCC licenses into subsidiaries of the Company.

Principal Business

Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include two interrelated business units:

•	The DISH Network — which provides a direct broadcast satellite subscription television service we refer to as “DBS” in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and disclosures thereto included in EDBS’ Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	For the Nine Months
	Ended September 30,

	2002	2003

	(In thousands)
Net income	$84,992	$274,403
Foreign currency translation adjustment	—	394
Unrealized holding gains (losses) on available-for-sale securities arising during period	(592)	(508)
Reclassification adjustment for impairment losses on available-for-sale securities included in net income	1,540	—

Comprehensive income	$85,940	$274,289

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the issuance of stock under our stock incentive plans because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS No. 123”) which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected to not adopt FAS No. 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by FAS No. 123 and Financial Accounting Standard No. 148, “Accounting and Disclosure of Stock-Based Compensation — Transition and Disclosure,” (“FAS No. 148”). Pro forma information has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by FAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. A value is not attributed to options that employees forfeit because they fail to satisfy specified service or performance related conditions. The following table, as required by FAS No. 148, illustrates the effect on net income if we had accounted for our stock-based compensation plans using the fair value method prescribed by FAS No. 123 (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Net income, as reported	$14,872	$56,534	$84,992	$274,403
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,722	1,045	7,557	2,755
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,940)	(6,514)	(17,742)	(18,451)

Pro forma net income, as reported	$12,654	$51,065	$74,807	$258,707

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price characteristics, which are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

Non-cash, stock-based compensation

During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan that provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three and nine months ended September 30, 2002 and 2003. The expense decrease from the prior year for both the three and nine months is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $2.9 million as of September 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Subscriber related	$182	$73	$547	$(38)
Satellite and transmission	183	90	(189)	269
General and administrative	3,357	920	7,199	2,624

	$3,722	$1,083	$7,557	$2,855

In addition, options to purchase 7.8 million shares were outstanding under our long term incentive plan as of September 30, 2003. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $8.97. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the nine months ended September 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

3. Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholders’ deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of September 30, 2003, we recorded unrealized gains of approximately $0.2 million as a separate component of stockholder’s deficit. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying values of certain of our securities are impaired, we may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

4. Inventories

Inventories consist of the following:

	As of

	December 31,	September 30,
	2002	2003

	(In thousands)
Finished goods — DBS	$104,052	$95,462
Raw materials	25,618	30,864
Finished goods — remanufactured and other	16,478	17,275
Work-in-process	7,964	9,414
Consignment	5,140	1,849
Reserve for excess and obsolete inventory	(9,641)	(6,508)

Inventories, net	$149,611	$148,356

5. Satellites

EchoStar I and II

EchoStar I and EchoStar II are both Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation. While both of those satellites are currently functioning properly in orbit, a similar Lockheed Series 7000 class satellite owned by Loral Skynet recently experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. EchoStar I and II are currently located at the 148 west orbital location.

EchoStar III

During June 2003, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. Operation of the satellite was quickly restored. Including the six transponder pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of fourteen transponders on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 transponders to provide redundancy, and can now operate a maximum of 30 transponders. A total of 19 transponders are currently in operation on EchoStar III, including 11 licensed to us and 8 licensed to a third party.

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

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. The array is currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During September 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar IX

EchoStar IX was successfully launched to the 121 degree orbital location on August 7, 2003. Its 32 licensed Ku-band transponders are expected to provide additional video service choices for DISH Network subscribers utilizing a specially-designed dish beginning during the fourth quarter of 2003. EchoStar IX is also equipped with two Ka-band transponders which we intend to utilize to confirm the commercial viability of direct-to-home Ka-band video and data services. EchoStar IX is currently owned by a subsidiary of ECC which is not owned by EDBS. Therefore, EchoStar IX is not reflected on our balance sheet as of September 30, 2003.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Satellite Insurance

As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV has experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. EchoStar IV is currently located at the 157 degree orbital location.

In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A., Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings are scheduled to resume in November 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that it will retain title to EchoStar IV with its reduced capacity.

At the time EchoStar filed its claim in 1998, we recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. We will have to reduce the amount of this receivable if a final settlement is reached for less than this amount. In addition, during 1999, we recorded an impairment loss of approximately $16.0 million as a charge to earnings to further write-down the carrying value of the satellite.

As a result of transponder, thermal and propulsion system anomalies only 6 transponders are currently available on EchoStar IV. We cannot predict with certainty how much longer we will be able to transmit programming from EchoStar IV.

The indentures related to certain of our senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. As of September 30, 2003, eight of EchoStar’s nine in-orbit satellites were in service and owned by one of our direct subsidiaries. As of September 30, 2003, insurance coverage was therefore required for at least four of our eight satellites. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VIII have expired. We have been unable to obtain insurance on any of these satellites on

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

terms acceptable to us. As a result, we are currently self-insuring these satellites. To satisfy insurance covenants related to our senior notes, we have reclassified an amount equal to the depreciated cost of four of our satellites from “Cash and cash equivalents” to “Cash reserved for satellite insurance” on our balance sheet. As of September 30, 2003, “Cash reserved for satellite insurance” totaled approximately $127.1 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts or until the covenants requiring the insurance are no longer applicable.

6. Goodwill and Intangible Assets

As of December 31, 2002 and September 30, 2003, we had approximately $2.1 million of gross identifiable intangibles, with related accumulated amortization of approximately $1.3 million as of the end of each period, respectively. These identifiable intangibles primarily include acquired contracts. We estimate amortization of these intangible assets with an average finite useful life of approximately five years will aggregate approximately $200 thousand annually for the remaining useful life of these intangible assets of approximately four years. In addition, we had approximately $3.4 million of goodwill as of December 31, 2002 and September 30, 2003.

7. Long-Term Debt

Redemption of 9 1/4% Senior Notes due 2006

Effective February 1, 2003, we redeemed all of our outstanding 9 1/4% Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the full $375.0 million outstanding principal amount of the notes was repurchased at a redemption price of 104.625% of such amount, for a total redemption payment of approximately $392.3 million. The premium paid of approximately $17.3 million and unamortized debt issuance costs of approximately $3.3 million were recorded as charges to earnings.

Partial Redemption of 9 1/8% Senior Notes due 2009

Effective September 3, 2003, we redeemed $245.0 million principal amount of our 9 1/8% Senior Notes due 2009, fully exercising our optional partial redemption right. The outstanding principal amount of the notes after the redemption is $455.0 million. In accordance with the terms of the indenture governing the notes, the full $245.0 million principal amount of the notes eligible for redemption was repurchased at a redemption price of 109.125% of such amount, for a total redemption payment of approximately $267.4 million. The premium paid of approximately $22.4 million and unamortized debt issuance costs of approximately $2.9 million were recorded as charges to earnings. Interest on the notes was paid through the September 3, 2003 redemption date.

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

ESC intends to use the capacity on the satellites to offer a combination of satellite TV programming including local network channels in additional markets and expanded high definition programming, together with satellite-delivered,

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

high-speed internet services. In connection with the SES agreement, ESC paid a $50.0 million deposit to SES Americom to partially fund construction of the new satellite. The ten-year satellite service agreement is renewable by ESC on a year to year basis following the initial term, and provides ESC with certain rights to replacement satellites at the 105 degree west orbital location. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch.

During August 2003, we exercised our option under the SES agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

EchoStar X

During July 2003, ECC entered into a contract for the construction of EchoStar X, a high-powered DBS satellite. Construction is expected to be completed during 2005. With spot-beam capacity, EchoStar X will provide back-up protection for our existing local channel offerings, and could allow DISH Network to offer other value-added services. EchoStar X is currently owned by a subsidiary of ECC which is not owned by EDBS. Therefore, EchoStar X is not reflected on our balance sheet as of September 30, 2003.

Satellite-Related Obligations

As a result of our recent agreements with SES Americom and for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. While in certain circumstances the dates on which we are obligated to make these payments could be delayed, the aggregate amount due under all of our existing satellite-related contracts including satellite construction and launch, satellite leases, in-orbit payments to satellite manufacturers and tracking, telemetry and control payments is expected to be approximately $30.0 million for the remainder of 2003, $45.0 million during 2004, $71.0 million during 2005, $104.0 million during 2006, $104.0 million during 2007 and a similar amount in subsequent years. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

SBC Agreement

During July 2003, we announced an agreement with SBC Communications, Inc. to co-brand our DISH Network service with SBC Communications’ telephony, high-speed data and other communications services. SBC Communications will market the bundled service, including integrated order-entry, customer service and billing, which is expected to be available to consumers in early 2004.

Pursuant to the agreement, SBC Communications will purchase set-top box equipment from us to sell to bundled service customers. SBC Communications also may choose to outsource installation and certain customer service functions to us for a fee. As part of the agreement, SBC Communications will pay us development and implementation fees for, among other things, product development and integration.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

The Court in the Alberta action denied EchoStar’s motion to dismiss, and EchoStar’s appeal of that decision. The Federal action has been dismissed. EchoStar intends to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to find that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with a small number of independent stations and station groups. EchoStar was unable to reach a settlement with six of the original eight plaintiffs — CBS, Fox and the associations affiliated with each of the four networks.

The trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. In August 2003, CBS agreed to release and discharge EchoStar from any obligation to pay CBS’ proportionate share of any fee award. It is too early to make an assessment of the probable outcome of the plaintiffs’ fee petition.

However, the District Court’s injunction requires EchoStar to use a computer model to requalify, as of June 2003, all of its subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

receive those channels through December 2004, the District Court terminated the right of EchoStar’s grandfathered subscribers to continue to receive distant network channels. EchoStar believes the District Court made a number of errors and has appealed the District Court’s decision. Plaintiffs have cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. The Court of Appeals also expedited consideration of EchoStar’s appeal and has set oral argument for the week of February 23, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss EchoStar’s antitrust claims. In January 2003, the Court denied a more recently filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. EchoStar has examined these patents and believe that they are not infringed by any of its products or services. Recently, the Court granted EchoStar’s motions to dismiss both the ‘713 patent and the ‘068 Patent for lack of standing.

In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the `121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the judge’s findings of patent misuse. The ITC decision has been appealed to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offers to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that it currently offers to consumers. It is too early to make an assessment of the probable outcome of the appeals.

California Actions

A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on EchoStar’s business.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on its motion for attorney’s fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

State Investigation

During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states alleged failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar cooperated fully in the investigation. During May 2003, EchoStar entered into an Assurance of Voluntary Compliance with the states which ended their investigation. The states have released all claims related to the matters investigated.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of EchoStar’s satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of EchoStar’s Board of Directors in the United States District Court of Clark County, Nevada and naming EchoStar as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff filed a motion for attorney’s fees. The Court granted EchoStar’s motion for summary judgment. The plaintiff did not file an appeal.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

9. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Satellites	$31,945	$35,556	$92,148	$107,569
Digital Home Plan equipment	35,159	37,928	93,943	110,747
Furniture, fixtures and equipment	25,019	22,654	66,197	67,938
Other amortizable intangibles	—	54	167	162
Buildings and improvements	678	763	1,937	2,212
Tooling and other	1,968	61	3,173	623

Depreciation and amortization expense	$94,769	$97,016	$257,565	$289,251

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or digital home plan equipment.

10. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units, DISH Network

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

and ETC. The “All other” category consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

	(In thousands)		(In thousands)
Revenue
DISH Network	$1,154,970	$1,392,630	$3,312,267	$4,073,437
ETC	44,936	42,800	109,560	87,500
All other	24,782	18,890	78,955	71,474
Eliminations	(1,839)	(2,025)	(4,781)	(6,501)

Total EchoStar consolidated	1,222,849	1,452,295	3,496,001	4,225,910
Other EchoStar activity	(2,367)	(1,830)	(14,326)	(6,108)

Total revenue EDBS and subsidiaries	$1,220,482	$1,450,465	$3,481,675	$4,219,802

Net income
DISH Network	$(191,649)	$22,881	$(210,335)	$200,774
ETC	13,658	8,058	21,728	2,143
All other	10,042	4,177	22,512	18,909

Total EchoStar consolidated	(167,949)	35,116	(166,095)	221,826
Other EchoStar activity	182,821	21,418	251,087	52,577

Total net income	$14,872	$56,534	$84,992	$274,403

11. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), the 9 3/8% Senior Notes due in 2009 are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity, net loss and operating cash flows of the Non-Guarantors represent less than 1.0% of the combined and consolidated assets, stockholder’s equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the nine months ended September 30, 2002 and 2003. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities.

EDBS Parent Company Only (referred to as “EDBS — PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of December 31, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$259,784	$7,908	$—	$267,692
Marketable investment securities	277,260	—	—	277,260
Trade accounts receivable, net of allowance for uncollectible accounts of $9,276	—	325,928	—	325,928
Insurance receivable	106,000	—	—	106,000
Inventories	—	149,611	—	149,611
Other current assets	16,923	412	—	17,335

Total current assets	659,967	483,859	—	1,143,826
Restricted cash	—	10	—	10
Cash reserved for satellite insurance	151,372	—	—	151,372
Property and equipment, net	—	1,831,139	—	1,831,139
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	1,263,811	189	(1,264,000)	—
Other noncurrent assets	(11,236)	49,728	—	38,492

Total assets	$2,063,914	$3,061,167	$(1,264,000)	$3,861,081

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$15,273	$231,041	$—	$246,314
Deferred revenue	—	440,678	—	440,678
Accrued expenses	134,545	717,954	—	852,499
Advances (to) from affiliates, net	(280,362)	280,362	—	—
Current portion of long-term obligations	—	13,262	—	13,262

Total current liabilities	(130,544)	1,683,297	—	1,552,753

Long-term obligations, net of current portion:
9 1/4% Senior Notes due 2006	375,000	—	—	375,000
9 3/8% Senior Notes due 2009	1,625,000	—	—	1,625,000
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	32,680	—	32,680
Long-term deferred distribution and carriage payments and other long-term liabilities	10,092	81,190	—	91,282

Total long-term obligations, net of current portion	3,710,092	113,870	—	3,823,962

Total liabilities	3,579,548	1,797,167	—	5,376,715

Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	14,368	(14,368)	—
Additional paid-in capital	843,198	1,788,334	(1,788,334)	843,198
Non-cash, stock-based compensation	(8,657)	(8,657)	8,657	(8,657)
Accumulated other comprehensive income	697	—	—	697
Accumulated equity (deficit)	(2,350,872)	(530,045)	530,045	(2,350,872)

Total stockholder’s equity (deficit)	(1,515,634)	1,264,000	(1,264,000)	(1,515,634)

Total liabilities and stockholder’s equity (deficit)	$2,063,914	$3,061,167	$(1,264,000)	$3,861,081

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of September 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$156,091	$10,845	$—	$166,936
Marketable investment securities	562,833	—	—	562,833
Trade accounts receivable, net of allowance for uncollectible accounts of $7,035	—	358,890	—	358,890
Insurance receivable	106,000	—	—	106,000
Inventories	—	148,356	—	148,356
Other current assets	(19,800)	72,546	—	52,746

Total current assets	805,124	590,637	—	1,395,761
Restricted cash	—	20	—	20
Cash reserved for satellite insurance	127,147	—	—	127,147
Property and equipment, net	—	1,687,838	—	1,687,838
FCC authorizations, net	—	696,242	—	696,242
Investment in subsidiaries	1,816,803	(205)	(1,816,598)	—
Other noncurrent assets	79,114	(96)	—	79,018

Total assets	$2,828,188	$2,974,436	$(1,816,598)	$3,986,026

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$192,667	$155,814	$—	$348,481
Deferred revenue	—	489,345	—	489,345
Accrued expenses	88,171	759,106	—	847,277
Advances (to) from affiliates, net	405,107	(405,107)	—	—
Current portion of long-term obligations	—	13,405	—	13,405

Total current liabilities	685,945	1,012,563	—	1,698,508

Long-term obligations, net of current portion:
9 3/8% Senior Notes due 2009	1,625,000	—	—	1,625,000
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	455,000	—	—	455,000
Mortgages and other notes payable, net of current portion	—	30,752	—	30,752
Long-term deferred distribution and carriage payments and other long-term liabilities	35,449	114,523	—	149,972

Total long-term obligations, net of current portion	3,115,449	145,275	—	3,260,724

Total liabilities	3,801,394	1,157,838	—	4,959,232

Stockholder’s Equity (Deficit):
Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	10	(10)	—
Additional paid-in capital	1,105,575	1,802,300	(1,802,300)	1,105,575
Non-cash, stock-based compensation	(2,895)	(2,895)	2,895	(2,895)
Accumulated other comprehensive income	583	—	—	583
Accumulated equity (deficit)	(2,076,469)	17,183	(17,183)	(2,076,469)

Total stockholder’s equity (deficit)	(973,206)	1,816,598	(1,816,598)	(973,206)

Total liabilities and stockholder’s equity (deficit)	$2,828,188	$2,974,436	$(1,816,598)	$3,986,026

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three Months Ended September 30, 2002

		Subsidiary
		Guarantors
	EDBS — PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$1,119,124	$—	$1,119,124
Other subscriber-related revenue	—	40,293	(35,479)	4,814
DTH equipment sales	—	76,064	—	76,064
Other	—	20,480	—	20,480

Total revenue	—	1,255,961	(35,479)	1,220,482

Costs and Expenses:
Subscriber-related expenses	—	616,816	(35,479)	581,337
Satellite and transmission expenses	—	14,804	—	14,804
Cost of sales — DTH equipment	—	40,311	—	40,311
Cost of sales — other	—	9,508	—	9,508
Cost of sales — subscriber promotion subsidies	—	110,299	—	110,299
Other subscriber promotion subsidies	—	144,097	—	144,097
Subscriber acquisition advertising	—	45,932	—	45,932
General and administrative	—	77,077	—	77,077
Non-cash, stock-based compensation	—	3,722	—	3,722
Depreciation and amortization	—	94,769	—	94,769

Total costs and expenses	—	1,157,335	(35,479)	1,121,856

Operating income	—	98,626	—	98,626

Other Income (Expense):
Interest income	2,484	7	—	2,491
Interest expense, net of amounts capitalized	(84,121)	(990)	—	(85,111)
Equity in earnings (losses) of subsidiaries	95,022	—	(95,022)	—
Other	(9)	538	—	529

Total other income (expense)	13,376	(445)	(95,022)	(82,091)

Income (loss) before income taxes	13,376	98,181	(95,022)	16,535
Income tax benefit (provision), net	1,496	(3,159)	—	(1,663)

Net income (loss)	$14,872	$95,022	$(95,022)	$14,872

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three months ended September 30, 2003

		Subsidiary
		Guarantors
	EDBS — PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$1,363,316	$—	$1,363,316
Other subscriber-related revenue	—	81,121	(78,677)	2,444
DTH equipment sales	—	69,544	—	69,544
Other	—	15,161	—	15,161

Total revenue	—	1,529,142	(78,677)	1,450,465

Costs and Expenses:
Subscriber-related expenses	—	766,106	(78,634)	687,472
Satellite and transmission expenses	—	20,728	—	20,728
Cost of sales — DTH equipment	—	43,475	—	43,475
Cost of sales — other	—	6,963	(43)	6,920
Cost of sales — subscriber promotion subsidies	—	140,888	—	140,888
Other subscriber promotion subsidies	—	167,784	—	167,784
Subscriber acquisition advertising	—	38,913	—	38,913
General and administrative	—	82,383	—	82,383
Non-cash, stock-based compensation	—	1,083	—	1,083
Depreciation and amortization	—	97,016	—	97,016

Total costs and expenses	—	1,365,339	(78,677)	1,286,662

Operating income	—	163,803	—	163,803

Other Income (Expense):
Interest income	2,632	167	—	2,799
Interest expense, net of amounts capitalized	(102,256)	(688)	—	(102,944)
Equity in earnings (losses) of subsidiaries	153,493	—	(153,493)	—
Other	—	(391)	—	(391)

Total other income (expense)	53,869	(912)	(153,493)	(100,536)

Income (loss) before income taxes	53,869	162,891	(153,493)	63,267
Income tax benefit (provision), net	2,665	(9,398)	—	(6,733)

Net income (loss)	$56,534	$153,493	$(153,493)	$56,534

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Nine months ended September 30, 2002

		Subsidiary
		Guarantors
	EDBS — PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$3,204,208	$—	$3,204,208
Other subscriber-related revenue	—	107,765	(95,255)	12,510
DTH equipment sales	—	199,795	—	199,795
Other	—	65,162	—	65,162

Total revenue	—	3,576,930	(95,255)	3,481,675

Costs and Expenses:
Subscriber-related expenses	—	1,737,430	(95,255)	1,642,175
Satellite and transmission expenses	—	40,640	—	40,640
Cost of sales — DTH equipment	—	123,482	—	123,482
Cost of sales — other	—	32,531	—	32,531
Cost of sales — subscriber promotion subsidies	—	293,917	—	293,917
Other subscriber promotion subsidies	—	415,469	—	415,469
Subscriber acquisition advertising	—	110,636	—	110,636
General and administrative	147	214,099	—	214,246
Non-cash, stock-based compensation	—	7,557	—	7,557
Depreciation and amortization	—	257,565	—	257,565

Total costs and expenses	147	3,233,326	(95,255)	3,138,218

Operating income (loss)	(147)	343,604	—	343,457

Other Income (Expense):
Interest income	7,169	133	—	7,302
Interest expense, net of amounts capitalized	(249,651)	(1,184)	—	(250,835)
Equity in earnings (losses) of subsidiaries	324,542	—	(324,542)	—
Other	(1,303)	(610)	—	(1,913)

Total other income (expense)	80,757	(1,661)	(324,542)	(245,446)

Income (loss) before income taxes	80,610	341,943	(324,542)	98,011
Income tax benefit (provision), net	4,382	(17,401)	—	(13,019)

Net income (loss)	$84,992	$324,542	$(324,542)	$84,992

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Nine months ended September 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Revenue:
Subscription television services	$—	$3,992,443	$—	$3,992,443
Other subscriber-related revenue	—	212,722	(203,518)	9,204
DTH equipment sales	—	159,026	—	159,026
Other	—	59,129	—	59,129

Total revenue	—	4,423,320	(203,518)	4,219,802

Costs and Expenses:
Subscriber-related expenses	—	2,186,529	(203,402)	1,983,127
Satellite and transmission expenses	—	50,495	—	50,495
Cost of sales — DTH equipment	—	104,568	—	104,568
Cost of sales — other	—	30,212	(116)	30,096
Cost of sales — subscriber promotion subsidies	—	363,793	—	363,793
Other subscriber promotion subsidies	—	467,313	—	467,313
Subscriber acquisition advertising	—	110,452	—	110,452
General and administrative	—	247,790	—	247,790
Non-cash, stock-based compensation	—	2,855	—	2,855
Depreciation and amortization	—	289,251	—	289,251

Total costs and expenses	—	3,853,258	(203,518)	3,649,740

Operating income	—	570,062	—	570,062

Other Income (Expense):
Interest income	6,925	184	—	7,109
Interest expense, net of amounts capitalized	(283,052)	(2,049)	—	(285,101)
Equity in earnings (losses) of subsidiaries	547,228	—	(547,228)	—
Other	9	(258)	—	(249)

Total other income (expense)	271,110	(2,123)	(547,228)	(278,241)

Income (loss) before income taxes	271,110	567,939	(547,228)	291,821
Income tax benefit (provision), net	3,293	(20,711)	—	(17,418)

Net income (loss)	$274,403	$547,228	$(547,228)	$274,403

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Nine months ended September 30, 2002

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$84,992	$324,542	$(324,542)	$84,992
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	257,565	—	257,565
Equity in (earnings) losses of affiliates	(324,542)	—	324,542	—
Realized and unrealized losses on investments	1,540	—	—	1,540
Non-cash, stock-based compensation recognized	—	7,557	—	7,557
Deferred tax expense	(29,570)	38,112	—	8,542
Amortization of debt discount and deferred financing costs	4,545	3	—	4,548
Change in long-term deferred distribution and carriage payments	—	12,800	—	12,800
Other, net	800	(2,288)	—	(1,488)
Changes in current assets and current liabilities, net	44,100	115,233	—	159,333

Net cash flows from operating activities	(218,135)	753,524	—	535,389

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(427,044)	—	—	(427,044)
Sales of marketable investment securities	430,463	—	—	430,463
Purchases of property and equipment	—	(283,568)	—	(283,568)
Cash reserved for satellite insurance	(59,680)	—	—	(59,680)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	22,300	—	—	22,300
Other	—	(4,354)	—	(4,354)

Net cash flows from investing activities	(33,961)	(287,922)	—	(321,883)

Cash Flows From Financing Activities:
Non-interest bearing advances fom affiliates	465,150	(465,208)	—	(58)
Repayments of mortgage indebtedness and notes payable	—	(442)	—	(442)
Other	(423)	—	—	(423)

Net cash flows from financing activities	464,727	(465,650)	—	(923)

Net increase in cash and cash equivalents	212,631	(48)	—	212,583
Cash and cash equivalents, beginning of period	36,253	2,799	—	39,052

Cash and cash equivalents, end of period	$248,884	$2,751	$—	$251,635

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Nine months ended September 30, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS

	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$274,403	$547,228	$(547,228)	$274,403
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	289,251	—	289,251
Equity in (earnings) losses of affiliates	(547,228)	—	547,228	—
Non-cash, stock-based compensation recognized	—	2,855	—	2,855
Deferred tax (benefit) expense	(42,163)	46,796	—	4,633
Amortization of debt discount and deferred financing costs	9,308	3	—	9,311
Change in long-term assets	—	(49,680)	—	(49,680)
Change in long-term deferred distribution and carriage payments	—	21,504	—	21,504
Other, net	(2)	1,506	—	1,504
Changes in current assets and current liabilities, net	131,020	(3,059)	—	127,961

Net cash flows from operating activities	(174,662)	856,404	—	681,742

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(981,769)	—	—	(981,769)
Sales of marketable investment securities	695,688	—	—	695,688
Purchases of property and equipment	—	(166,597)	—	(166,597)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	24,225	(10)	—	24,215
Foreign currency valuation	—	394	—	394

Net cash flows from investing activities	(261,856)	(166,213)	—	(428,069)

Cash Flows From Financing Activities:
Non-interest bearing advances fom affiliates	685,469	(685,469)	—	—
Redemption of 9 1/4% Senior Notes due 2006 (Note 7)	(375,000)	—	—	(375,000)
Partial redemption of 9 1/8% Senior Notes due 2009 (Note 7)	(245,000)	—	—	(245,000)
Capital contribution from ECC	267,356	—	—	267,356
Repayments of mortgage indebtedness and notes payable	—	(1,785)	—	(1,785)

Net cash flows from financing activities	332,825	(687,254)	—	(354,429)

Net increase (decrease) in cash and cash equivalents	(103,693)	2,937	—	(100,756)
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$156,091	$10,845	$—	$166,936

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

12. Subsequent Events

$2.5 Billion Senior Notes Offering

On October 2, 2003, we closed on the issuance and sale of: (i) $1,000,000,000 principal amount of our 5 3/4% Senior Notes due October 1, 2008; (ii) $1,000,000,000 principal amount of our 6 3/8% Senior Notes due October 1, 2011; and (iii) $500,000,000 principal amount of our Floating Rate Senior Notes due October 1, 2008 (collectively, the “New DBS Notes”). All of the New DBS Notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

Debt Buyback Program

We intend to use the net proceeds from issuance of the New DBS Notes to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes. In addition, as previously announced, we may repurchase or redeem an aggregate of up to $1.0 billion principal amount of our outstanding debt securities from time to time.

We may make repurchases of our debt securities through open market purchases or privately negotiated transactions subject to market conditions and other factors. Our repurchase program does not require us to acquire any specific amount of securities and it may be terminated at any time.

We will record premiums we pay and unamortized debt issuance costs, associated with our debt repurchases and redemptions as charges to earnings during the quarterly periods in which such repurchases occur. These charges will have a negative impact on our reported net income for the fourth quarter of 2003 and for other periods during which we repurchase debt securities.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Principal Business

EchoStar DBS Corporation (“EDBS”, the “Company”, “we”, “us”, and /or “our”) is a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market under the symbol “DISH”. Unless otherwise stated, or the context otherwise requires, references to EchoStar include EDBS and all other direct and indirect wholly-owned subsidiaries of EchoStar. We refer readers of this report to EDBS’ Annual Report on Form 10-K for the year ended December 31, 2002. Substantially all of EchoStar’s operations are conducted by EDBS. The operations of EchoStar include two interrelated business units.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

Total revenue. “Total revenue” for the three months ended September 30, 2003 was $1.45 billion, an increase of $230.0 million or 18.8% compared to the three months ended September 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by decreases in “DTH equipment sales” (discussed below) and “Other revenue”.

Subscription television services. “Subscription television services revenue” consists principally of revenue from basic, premium, local, international and pay-per-view subscription television services. “Subscription television services revenue” totaled $1.36 billion for the three months ended September 30, 2003, an increase of $244.2 million or 21.8% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber, discussed below. DISH Network added approximately 285,000 net new subscribers for the three months ended September 30, 2003 compared to approximately 320,000 net new subscribers added during the same period in 2002. As of September 30, 2003, we had approximately 9.085 million DISH Network subscribers compared to approximately 7.78 million at September 30, 2002, an increase of approximately 16.8%. “Subscription television services revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. Subscriber additions during the three months ended September 30, 2003 were negatively impacted by, among other things, delays in delivery of several newly developed products. Significant deployment of these products is expected late in the fourth quarter of 2003 and should be completed during the first quarter of 2004.

Monthly average revenue per subscriber. Monthly average revenue per subscriber was approximately $50.79 during the three months ended September 30, 2003 and approximately $49.04 during the same period in 2002. This increase was attributable to price increases in March 2003 and an increase in the number of subscribers with multiple set-top boxes, partially offset by an increase in the amount of free and discounted programming offered during the three months ended September 30, 2003 compared to the same period in 2002. During the three months ended September 30, 2003, monthly average revenue per subscriber was also negatively impacted by promotions which offer free or discounted programming. Monthly average revenue per subscriber will be adversely affected in any future periods to the extent we continue or expand our free or discounted programming promotions.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

DTH equipment sales. “DTH equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to Bell ExpressVu, a subsidiary of Bell Canada, Canada’s national telephone company. “DTH equipment sales” also include sales of DBS accessories in the United States. For the three months ended September 30, 2003, “DTH equipment sales” totaled $69.5 million, a decrease of $6.5 million compared to the same period during 2002. This decrease resulted from both lower sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. “Subscriber-related expenses” totaled $687.5 million during the three months ended September 30, 2003, an increase of $106.1 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represent 50.4% and 51.9% of “Subscription television services revenue” during the three months ended September 30, 2003 and 2002, respectively. The decrease in “Subscriber-related expenses” as a percentage of “Subscription television services revenue” primarily resulted from the increase in monthly average revenue per subscriber discussed above and increased operating efficiencies. Our “Subscriber-related expenses” as a percentage of “Subscription television service revenue” during the three months ended September 30, 2003 were negatively impacted by promotions which offer free or discounted programming.

During the three months ended March 31, 2003, we combined the line item on our Condensed Consolidated Statement of Operations captioned “Subscriber-related expenses” with the previously included line item captioned “Customer service center and other”. In addition, at that time we reclassified certain amounts between categories on the Condensed Consolidated Statement of Operations. All prior period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on “Operating income” or “Net income”.

Satellite and transmission expenses. “Satellite and transmission expenses” include expenses associated with the operation of our digital broadcast centers and contracted satellite telemetry, tracking and control services. “Satellite and transmission expenses” totaled $20.7 million during the three months ended September 30, 2003, a $5.9 million increase compared to the same period in 2002. This increase primarily resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. “Satellite and transmission expense” totaled 1.5% and 1.3% of “Subscription television services revenue” during the three months ended September 30, 2003 and 2002, respectively. These expenses will increase further in the future as additional satellites are placed in service, additional local markets are launched, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current “must carry” requirements.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Cost of sales — DTH equipment. “Cost of sales — DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to an international DTH operator and sales of DBS accessories. “Cost of sales — DTH equipment” totaled $43.5 million during the three months ended September 30, 2003, an increase of $3.2 million compared to the same period in 2002. This increase resulted from a $5.0 million non-recurring reduction in the cost of set-top box equipment during the three months ended September 30, 2002, partially offset by a decrease in the sale of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. “Cost of sales — DTH equipment” represented 62.5% and 53.0% of “DTH equipment sales” during the three months ended September 30, 2003 and 2002, respectively.

Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include “Cost of sales — subscriber promotion subsidies”, “Other subscriber promotion subsidies” and “Subscriber acquisition advertising expense”. “Cost of sales — subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers. “Other subscriber promotion subsidies” include net costs related to our free installation promotions and other promotional incentives. During the three months ended March 31, 2003, certain amounts previously included in “Subscriber acquisition costs” were reclassified to “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations. All prior period amounts have been reclassified to conform with the current year presentation. None of these changes had any impact on “Operating income” or “Net income”.

During the three months ended September 30, 2003, our subscriber acquisition costs totaled approximately $347.6 million, or approximately $466 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended September 30, 2002 totaled approximately $297.7 million, or approximately $413 per new subscriber activation. The relative increase resulted primarily from a non-recurring reduction in the cost of set-top box equipment of approximately $31.0 million during the three months ended September 30, 2002. To a lesser extent, the sale of equipment at little or no cost to the subscriber, including our new promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder, together with a corresponding decrease in subscriber equipment leases, contributed to the increase. These increases were partially offset by a decrease in “Subscriber acquisition advertising expense”. Our subscriber acquisition costs, both in the aggregate and on a per-new-subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions to respond to competition, or for other reasons.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $31.0 million and $74.3 million for the three months ended September 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $5.1 million and $9.5 million during the three months ended September 30, 2003 and 2002, respectively. This decrease resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

General and administrative expenses. “General and administrative expenses” totaled $82.4 million during the three months ended September 30, 2003, an increase of $5.3 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.7% of “Total revenue” during the three months ended September 30, 2003 as compared to 6.3% during the three months ended September 30, 2002. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased operational efficiencies.

During the first quarter 2003, certain amounts previously included in “General and administrative expenses” were reclassified to “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations. All prior

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

period amounts have been reclassified to conform to the current year presentation. None of these changes had any impact on “Operating income” or “Net income”.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the three months ended September 30, 2003 and 2002, we recognized approximately $1.1 million and $3.7 million, respectively, of compensation under this performance-based plan. This decrease was primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $2.9 million as of September 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single-expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Three Months
	Ended September 30,

	2003	2002

	(In thousands)
Subscriber-related	$73	$182
Satellite and transmission	90	183
General and administrative	920	3,357

	$1,083	$3,722

In addition, options to purchase 7.8 million shares were outstanding under our long term incentive plan as of September 30, 2003. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $8.97. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended September 30, 2003 related to these long-term options. We will record the related compensation at the achievement, if ever, of the performance goals. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

Depreciation and Amortization. “Depreciation and amortization expense” totaled $97.0 million during the three months ended September 30, 2003, a $2.2 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income (Expense). “Other expense, net”, totaled $100.5 million during the three months ended September 30, 2003 compared to $82.1 million in the same period in 2002. The increase is attributable to an increase in “Interest expense” of approximately $25.3 million related to the impact of the partial redemption of our 9 1/8% Senior Notes due 2009 in September 2003 offset by the decrease in interest expense of $8.7 million related to the February 2003 redemption of the 9 1/4% Senior Notes due in 2006.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective January 1, 2003, we include “Non-cash, stock-based compensation expense” in our definition of EBITDA. Effective April 1, 2003, we include “Other income and expense” items in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $260.4 million during the three months ended September 30, 2003, compared to $193.9 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “DTH equipment sales”. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $31.0 million and $74.3 million during the three months ended September 30, 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to “Net income”:

	For the Three Months
	Ended September 30,

	2003	2002

	(In thousands)
EBITDA	$260,428	$193,924
Less:
Interest expense, net	100,145	82,620
Income tax provision, net	6,733	1,663
Depreciation and amortization	97,016	94,769

Net income	$56,534	$14,872

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Net income. “Net income” was $56.5 million during the three months ended September 30, 2003, an improvement of $41.7 million compared to the same period in 2002. The improvement was primarily attributable to an increase in “Operating income”, the components of which are discussed above.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Total revenue. “Total revenue” for the nine months ended September 30, 2003 was $4.22 billion, an increase of $738.1 million or 21.2% compared to the nine months ended September 30, 2002. This increase was attributable to continued DISH Network subscriber growth and increased monthly average revenue per subscriber. The increase was partially offset by decreases in “DTH equipment sales” (discussed below) and “Other revenue”.

Subscription television services. “Subscription television services revenue” totaled $3.99 billion for the nine months ended September 30, 2003, an increase of $788.2 million or 24.6% compared to the same period in 2002. This increase was attributable to continued DISH Network subscriber growth and an increase in monthly average revenue per subscriber.

DTH equipment sales. For the nine months ended September 30, 2003, “DTH equipment sales” totaled $159.0 million, a decrease of $40.8 million compared to the same period during 2002. This decrease resulted from both lower sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.98 billion during the nine months ended September 30, 2003, an increase of $341.0 million compared to the same period in 2002. This increase is primarily attributable to the increase in DISH Network subscribers. These expenses represented 49.7% and 51.3% of “Subscription television services revenue” during the nine months ended September 30, 2003 and 2002, respectively. The decrease in “Subscriber-related expenses” as a percentage of “Subscription television services revenue” primarily resulted from the increase in monthly average revenue per subscriber and increased operating efficiencies.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $50.5 million during the nine months ended September 30, 2003, a $9.9 million increase compared to the same period in 2002. This increase primarily resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. “Satellite and transmission expenses” totaled 1.3% of “Subscription television services revenue” during each of the nine months ended September 30, 2003 and 2002.

Cost of sales — DTH equipment. “Cost of sales — DTH equipment” totaled $104.6 million during the nine months ended September 30, 2003, a decrease of $18.9 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu and a decrease in sales of DBS accessories. This decrease was partially offset by the $6.5 million non-recurring reduction in the cost of set-top box equipment during the nine months ended September 30, 2002. “Cost of sales — DTH equipment” represented 65.8% and 61.8% of “DTH equipment sales” during the nine months ended September 30, 2003 and 2002, respectively.

Subscriber acquisition costs. During the nine months ended September 30, 2003, our subscriber acquisition costs totaled approximately $941.6 million, or approximately $441 per new subscriber activation. Comparatively, our subscriber acquisition costs during the nine months ended September 30, 2002 totaled approximately $812.4 million, or approximately $409 per new subscriber activation. The relative increase resulted from a non-recurring reduction in the cost of set-top box equipment of approximately $47.7 million during the nine months ended September 30, 2002, and also from sales of equipment at little or no cost to the subscriber, together with a corresponding decrease in subscriber equipment leases. Subscriber acquisition costs during the nine months ended September 30, 2003 include a benefit of approximately $34.4 million primarily related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement.

We exclude equipment capitalized under our lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our lease promotion totaled approximately $86.6 million and $239.8 million for the nine months ended September 30, 2003 and 2002, respectively. Returned equipment received from disconnecting lease promotion subscribers, which became available for sale rather than being redeployed through the lease promotion, together with payments received in connection with equipment not returned, totaled approximately $16.3 million and $30.4 million during the nine months ended September 30, 2003 and 2002, respectively. This decrease resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

General and administrative expenses. “General and administrative expenses” totaled $247.8 million during the nine months ended September 30, 2003, an increase of $33.5 million compared to the same period in 2002. This increase was principally attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.9% of “Total revenue” during the nine months ended September 30, 2003 as compared to 6.2% during the nine months ended September 30, 2002. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased operational efficiencies.

Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan that provided certain key employees with incentives including stock options. During the nine months ended September 30, 2003 and 2002, we recognized approximately $2.9 million and $7.6 million, respectively, of compensation under this performance-based plan. This decrease was primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $2.9 million as of September 30, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single-expense category in our accompanying statements of operations. The following table indicates the other expense categories in our statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
Subscriber-related	$(38)	$547
Satellite and transmission	269	(189)
General and administrative	2,624	7,199

	$2,855	$7,557

Depreciation and Amortization. “Depreciation and amortization expense” totaled $289.3 million during the nine months ended September 30, 2003, a $31.7 million increase compared to the same period in 2002. This increase primarily resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and leased equipment and other depreciable assets placed in service during 2002 and 2003.

Other Income (Expense). “Other expense, net”, totaled $278.2 million during the nine months ended September 30, 2003, an increase of $32.8 million compared to the same period in 2002. This increase was primarily attributable to the $25.3 million impact of the partial redemption of our 9 1/8% Senior Notes due 2009. This increase was also attributable to the $13.9 million reduction in the amount of interest capitalized during the nine months ended September 30, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite and ceases to be capitalized upon commercial operation of the satellite. Therefore, once EchoStar VII and EchoStar VIII commenced commercial operation during April 2002 and October 2002, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in “Interest expense”. These increases were partially offset by a decrease in “Interest expense” related to debt redemptions which occurred in 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective January 1, 2003, we include “Non-cash, stock-based compensation expense” in our definition of EBITDA. Effective April 1, 2003, we include “Other income and expense” items in our definition of EBITDA. All prior amounts conform to the current presentation. EBITDA was $859.1 million during the nine months ended September 30, 2003, compared to $599.1 million during the same period in 2002. This improvement was directly attributable to the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “DTH equipment sales”. EBITDA does not include the impact of capital expenditures under our lease promotion of approximately $86.6 million and $239.8 million during the nine months ended September 30, 2003 and 2002, respectively.

The following table reconciles EBITDA to “Net income (loss)”:

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
EBITDA	$859,064	$599,109
Less:
Interest expense, net	277,992	243,533
Income tax provision, net	17,418	13,019
Depreciation and amortization	289,251	257,565

Net income	$274,403	$84,992

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the multi-channel video programming distribution industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Net income (loss). “Net income” was $274.4 million during the nine months ended September 30, 2003, an improvement of $189.4 million compared to the same period in 2002. The improvement was primarily attributable to an increase in “Operating income”, the components of which are discussed above.

Subscriber Turnover

Our percentage monthly churn for the nine months ended September 30, 2003 was approximately 1.58%, compared to our percentage churn for the same period in 2002 of approximately 1.59%. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different entities in the same or similar businesses. Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

PART II — OTHER INFORMATION

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

The Court in the Alberta action denied EchoStar’s motion to dismiss, and EchoStar’s appeal of that decision. The Federal action has been dismissed. EchoStar intends to continue to vigorously defend the suit. During 2002, the Supreme Court of Canada ruled that the receipt in Canada of programming from United States pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar’s defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to find that its method of providing distant network programming did not violate the Satellite Home Viewer Act and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with a small number of independent stations and station groups. EchoStar was unable to reach a settlement with six of the original eight plaintiffs — CBS, Fox and the associations affiliated with each of the four networks.

PART II — OTHER INFORMATION

The trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the networks did not claim monetary damages and none were awarded, they are seeking attorney fees in excess of $6.0 million. In August 2003, CBS agreed to release and discharge EchoStar from any obligation to pay CBS’ proportionate share of any fee award. It is too early to make an assessment of the probable outcome of the plaintiffs’ fee petition.

However, the District Court’s injunction requires EchoStar to use a computer model to requalify, as of June 2003, all of its subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of EchoStar’s grandfathered subscribers to continue to receive distant network channels.

EchoStar believes the District Court made a number of errors and has appealed the District Court’s decision. Plaintiffs have cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. The Court of Appeals also expedited consideration of EchoStar’s appeal and has set oral argument for the week of February 23, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, it will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of its products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for pre-trial purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other parties. In January 2002, Gemstar dropped the counterclaims of patent infringement. During March 2002, the Court denied Gemstar’s motion to dismiss EchoStar’s antitrust claims. In January 2003, the Court denied a more recently

PART II — OTHER INFORMATION

filed Gemstar motion for summary judgment based generally on lack of standing. In its answer, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 (“the ‘713 patent”) and 5,915,068 (“the ‘068 patent”, which is expired). These patents relate to on-screen programming of VCRs. EchoStar has examined these patents and believe that they are not infringed by any of its products or services. Recently, the Court granted EchoStar’s motions to dismiss both the ‘713 patent and the ‘068 Patent for lack of standing.

In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the `121 Patent which was also asserted in the North Carolina case previously discussed. In the Georgia district court case, Gemstar seeks damages and an injunction. The Georgia case was stayed pending resolution of the ITC action and remains stayed at this time. In December 2001, the ITC held a 15-day hearing before an administrative law judge. Prior to the hearing, Gemstar dropped its infringement allegations regarding United States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar’s allegations of patent infringement and respondents’ (SCI, Scientific Atlanta, Pioneer and EchoStar) allegations of patent misuse. During June 2002, the judge issued a Final Initial Determination finding that none of the patents asserted by Gemstar had been infringed. In addition, the judge found that Gemstar was guilty of patent misuse with respect to the `121 Patent and that the `121 Patent was unenforceable because it failed to name an inventor. The parties then filed petitions for the full ITC to review the judge’s Final Initial Determination. During August 2002, the full ITC adopted the judge’s findings regarding non-infringement and the unenforceability of the `121 Patent. The ITC did not adopt, but did not overturn, the judge’s findings of patent misuse. The ITC decision has been appealed to the United States Court of Appeals for the Federal Circuit. If the Federal Circuit were to overturn the judge’s decision, such an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features it currently offers to consumers. Based upon EchoStar’s review of these patents, and based upon the ITC’s decision, EchoStar continues to believe that these patents are not infringed by any of its products or services. EchoStar intends to continue to vigorously contest the ITC, North Carolina and Georgia suits and will, among other things, continue to challenge both the validity and enforceability of the asserted patents.

During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs. Superguide and Gemstar are appealing this case to the United States Court of Appeals for the Federal Circuit. EchoStar will continue to vigorously defend this case. In the event the Federal Circuit ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that it currently offers to consumers. It is too early to make an assessment of the probable outcome of the appeals.

PART II — OTHER INFORMATION

California Actions

A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on EchoStar’s business.

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorney’s fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on its motion for attorney’s fees. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

State Investigation

During April 2002, two state attorneys general commenced a civil investigation concerning certain of EchoStar’s business practices. Over the course of the next six months, 11 additional states ultimately joined the investigation. The states alleged failure to comply with consumer protection laws based on EchoStar’s call response times and policies, advertising and customer agreement disclosures, policies for handling consumer complaints, issuing rebates and refunds and charging cancellation fees to consumers, and other matters. EchoStar cooperated fully in the investigation. During May 2003, EchoStar entered into an Assurance of Voluntary Compliance with the states which ended their investigation. The states have released all claims related to the matters investigated.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to

PART II — OTHER INFORMATION

the provision of EchoStar’s satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties have now perfected appeals before the Fifth Circuit Court of Appeals. The parties’ written briefs have been filed and oral argument was heard by the Court on August 4, 2003. It is not possible to make a firm assessment of the probable outcome of the appeals or to determine the extent of any potential liability or damages.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of the Board of Directors of EchoStar. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of EchoStar’s Board of Directors in the United States District Court of Clark County, Nevada and naming EchoStar as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to our agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff filed a motion for attorney’s fees. The Court granted EchoStar’s motion for summary judgment. The plaintiff did not file an appeal.

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40.0% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance

PART II — OTHER INFORMATION

policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and hearings are scheduled to resume in November 2003. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if EchoStar does, that it will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

4.1	Indenture, relating to our 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

4.2	Indenture, relating to our 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

4.3	Indenture, relating to our Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

4.4	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

10.1	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

10.2	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer

PART II — OTHER INFORMATION

(b) Reports on Form 8-K.

On August 4, 2003, we filed a Current Report on Form 8-K to announce our election to redeem a portion of our outstanding 9 1/8% Senior Notes due 2009.

On September 4, 2003, we filed a Current Report on Form 8-K to announce the completion of the partial redemption of our 9 1/8% Senior Notes due 2009.

On September 25, 2003, we filed a Current Report on Form 8-K relating to our issuance of $2.5 billion of senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION

	By:	/s/ Charles W. Ergen Charles W. Ergen Chairman and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. McDonnell Michael R. McDonnell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture, relating to our 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

4.2	Indenture, relating to our 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

4.3	Indenture, relating to our Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

4.4	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

10.1	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

10.2	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No. 0-26176)

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer