Form 10-K
period 2003-12-31
ECHOSTAR DBS CORP
filed 2004-03-30
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

Commission file number: 333-31929

EchoStar DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1328967 (I.R.S. Employer Identification No.)

9601 South Meridian Blvd. Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (303) 723-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of March 29, 2004, the Registrant’s outstanding Common stock consisted of 1,015 shares of Common Stock, $0.01 par value.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes    No    X

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

None

PART I
Disclosure regarding forward-looking statements		1
Item 1.	Business	3
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	*
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	10
Item 6.	Selected Financial Data	*
Item 7.	Management's Narrative Analysis of Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	24
PART III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	*
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	24
	Signatures	28
	Index to Financial Statements	F-1
Certificate of Amendment to the Articles of Incorp
Section 302 Certification by Chairman and CEO
Section 302 Certification by SVP and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by SVP and CFO

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to the following:

•	we face intense and increasing competition from the satellite and cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

In this document, the words “we,” “our,” “us” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” refers to EchoStar Communications Corporation and its subsidiaries.

PART I

Item 1. BUSINESS

Brief Description of Business

We are a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar”), a publicly traded company listed on the Nasdaq National Market under the symbol “DISH”. Unless otherwise stated, or the context otherwise requires, references to EchoStar include EDBS and all other direct and indirect wholly-owned subsidiaries of EchoStar. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2003. Substantially all of EchoStar’s operations are conducted by subsidiaries of ours. The operations of EchoStar include two interrelated business units:

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

Recent Developments

Gemstar-TV Guide International transaction. On March 2, 2004, EchoStar announced a long-term patent license and distribution agreement with Gemstar-TV Guide International, Inc. This transaction includes a one-time cash payment by EchoStar of $190.0 million for use of Gemstar intellectual property and technology, use of the TV Guide brand on its interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network. EchoStar also signed an agreement to resolve all outstanding litigation between it and Gemstar.

Also on March 2, 2004, EchoStar announced an agreement to acquire Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets for approximately $48.0 million in cash. EchoStar’s purchase of these businesses is subject to certain regulatory approvals and customary conditions. The effectiveness of the patent license, distribution agreements and settlement agreement are subject to certain conditions, including the closing of the SNG sale.

Repurchase and Redemption of the 9 3/8% Senior Notes. During the fourth quarter of 2003, we repurchased in open market transactions approximately $201.6 million of the original $1.625 billion principal amount of our 9 3/8% Senior Notes due 2009. The difference between the market price paid and the principal amount of approximately $12.7 million and unamortized debt issuance costs related to the repurchased notes of approximately $1.6 million were recorded as charges to earnings during the fourth quarter of 2003. Effective February 2, 2004, we redeemed the remaining $1.423 billion principal amount of the notes at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million and unamortized debt issuance costs of approximately $10.8 million were recorded as charges to earnings in February 2004.

WHERE YOU CAN FIND MORE INFORMATION

We, as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.echostar.com.

Item 2. Properties

The following table sets forth certain information concerning the principal properties of EchoStar:

	Segment(s) Using	Approximate Square
Description/Use/Location	Property	Footage	Owned or Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center,
Englewood, Colorado	ETC	150,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	123,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	120,000	Owned
Customer service center, Littleton, Colorado	DISH Network	202,000	Owned
Customer service center and warehouse, El Paso, Texas	DISH Network	171,000	Owned
Customer service center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer service center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer service center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer service center, Thornton, Colorado	DISH Network	55,000	Owned
Customer service center, Harlingen, Texas	DISH Network	54,000	Owned
Customer service center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse and distribution center, Atlanta, Georgia	DISH Network	144,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	133,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands	Other	55,000	Owned

Item 3. Legal Proceedings

WIC Premium Television Ltd.

During July 1998, WIC Premium Television Ltd. (“WIC”), an Alberta corporation, filed a lawsuit against EchoStar in the Federal Court of Canada Trial Division. General Instrument Corporation, HBO, Warner Communications, Inc., Showtime and United States Satellite Broadcasting Company, Inc. were also named as defendants.

During September 1998, WIC filed another lawsuit against EchoStar in the Court of Queen’s Bench of Alberta Judicial District of Edmonton. WIC is authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleged that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. During December 2003, the matter was dismissed with no impact on our business.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs – Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were recently awarded approximately $4.8 million in attorneys’ fees. We intend to appeal this award even though the amount is substantially less than the amount sought by the plaintiffs.

The District Court’s injunction requires EchoStar to use a computer model to re-qualify, as of June 2003, all of its subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of EchoStar’s grandfathered subscribers to continue to receive distant network channels.

EchoStar believes that the District Court made a number of errors and appealed the District Court’s decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until its appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, EchoStar will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. In addition, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068. These patents relate to on-screen programming of VCRs.

In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the ‘121 Patent which was also asserted in the North Carolina case previously discussed. On March 1, 2004, EchoStar entered into a number of agreements with Gemstar including a settlement agreement which provides for the resolution of the aforemfentioned disputes between EchoStar and Gemstar. The effectiveness of the settlement is subject to certain conditions, including the closing of the SNG sale.

During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit. On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. EchoStar examined these patents and believes that they are not infringed by any of its products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant. On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. EchoStar has not yet filed its answer. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. EchoStar has examined this patent and does not believe that it is infringed by any of its products or services. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Actions

A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on our business.

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorney’s fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorney’s fees. On December 5, 2003, the Court of Appeal affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact as to whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeal. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability against EchoStar.

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

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of its satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the district court’s denial of EchoStar’s motion for sanctions and instructed the district court to decide the issue again and to issue a written opinion, which it had failed to do the first time. It is not possible to make a firm assessment of the probable outcome on that issue or to determine the extent of any recovery of sanctions.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. Oral argument on the appeal was held on January 6, 2004. EchoStar is waiting for the decision on appeal to the Delaware Supreme Court. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of EchoStar’s Board of Directors in the United States District Court of Clark County, Nevada and naming EchoStar as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to EchoStar’s agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2)

acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff did not file an appeal.

Enron Commercial Paper Investment Complaint

On November 6, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including EchoStar, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that EchoStar received voidable or fraudulent prepayments of approximately $40.0 million. EchoStar typically invests in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of EchoStar’s investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Insurance

In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras – Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations or, if it does, that it will retain title to EchoStar IV with its reduced capacity.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 29, 2004, all 1,015 issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

For competitive and other reasons, we are not providing specific operational or financial guidance or projections for 2004. Our operating and financial strategy for 2004 will focus on improving our operating results and free cash flow by increasing our subscriber base, reducing churn, controlling rising subscriber acquisition costs and maintaining or improving operating margins.

Operational Results and Goals

Increase subscriber base. We added approximately 1.245 million net new subscribers during 2003, ending the year with approximately 9.425 million DISH Network subscribers. We remain committed to growing our subscriber base with high quality customers by continuing to offer attractive consumer promotions and DISH Network programming packages with a better “price-to-value” relationship than packages currently offered by most other subscription television providers. However, there can be no assurance that we will be able to maintain our current rate of new subscriber growth if our competitors offer more attractive consumer promotions, better priced or more attractive programming packages, more compelling programming and services, including advanced DVR and HDTV services or additional local channels, or otherwise offer more attractive products and services than us.

Reduce subscriber churn. Our percentage monthly churn for the year ended December 31, 2003 was approximately 1.57%, compared to our percentage churn for the same period in 2002 of approximately 1.59%. We believe continued tightening of credit requirements, together with promotions tailored toward subscribers with multiple receivers and advanced products, will attract better long-term subscribers and may help reduce churn. We plan to continue to offer consumer promotions, loyalty programs and dealer programs to improve our overall subscriber retention. We also continue to undertake initiatives with respect to our conditional access system to further enhance the security of the DISH Network signal and attempt to make theft of our programming commercially impractical or uneconomical. However, many factors can impact subscriber churn and there can be no assurance that we will be able to maintain or reduce subscriber churn or that our churn will not increase in future periods.

Our success in increasing our subscriber base and reducing churn will depend on, among other things, our ability to:

•	Offer new and compelling programming and services. We plan to offer our subscribers new and compelling programming and services, including next generation digital video recorder, or DVR, services, additional high-definition television, or HDTV, channels and interactive programming. In addition, we continue to develop bundled broadband service solutions as we believe this can help us gain and maintain market share, and retain subscribers.

•	Expand the availability of local channels. Assuming successful launch and continued nominal operation of our satellites, we expect to increase our local channel coverage from 110 markets to over 140 markets representing approximately 94% of United States television households, by the end of 2004.

•	Improve distribution channels. We continue to strengthen our distribution channels for our DISH Network business unit through, among other things, new and improved commercial relationships with companies like SBC and Qwest.

•	Increase satellite capacity. With the formation of strategic alliances with fixed satellite services providers, the successful launch of EchoStar IX and the completion of a contract for the future construction of EchoStar X, we continue to increase our satellite capacity for additional programming and services.

Financial Results and Goals

Control rising subscriber acquisition costs. We generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our average subscriber acquisition costs on a per new subscriber activation basis were approximately $453 during 2003 compared to $421 in 2002, excluding costs capitalized for leased equipment. If a subscriber churns early in the average subscriber life-cycle, we cannot fully recover the costs related to the acquisition of that subscriber. We believe continued tightening of credit requirements, together with promotions tailored toward subscribers with multiple receivers and advanced products, will attract better long-term subscribers. In addition, as a result of recent changes in our equipment lease promotion, in 2004 we anticipate an increase in the number of subscribers who lease rather than purchase equipment. The resulting anticipated increase in capitalized costs is expected to more than offset the corresponding reduction in expensed subscriber acquisition costs, and result in an overall increase in cash used to acquire subscribers during 2004. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions in response to new promotions offered by our competitors.

Maintain or improve operating margins. We will continue to work to generate cost savings by improving our operating efficiency and attempting to control rising programming costs. Our operating margins may be adversely impacted by rising programming costs. Payments we make to programmers for programming content represent one of the largest components of our operating costs. We expect programming providers to continue to demand higher rates for their programming. We will continue to negotiate aggressively with programming providers in an effort to control rising programming costs. However, there can be no assurance we will be successful in controlling these costs. In addition, there can be no assurance that we will be able to increase the price of our programming to offset these programming rate increases without affecting the competitiveness of our programming packages.

Financial Statement Restatement

During February 2004, we consulted with the Securities and Exchange Commission (“SEC”) regarding our accrual for the replacement of smart cards. Those cards, which provide security that only paying customers can receive programming delivered by us, become obsolete as a result of piracy. During the consultation process, the SEC informed us that it believes we over reserved approximately $30.2 million for the replacement of certain smart cards. During prior years, ending in 2002, we accrued the estimated cost to replace those cards, which are included in satellite receivers that we sell and lease to consumers. The SEC did not object to the accruals to replace the smart cards in satellite receivers sold to and owned by consumers. However, the SEC believes that we over reserved approximately $30.2 million, on a pre-tax basis, for the replacement of smart cards in satellite receivers owned by us and leased to consumers.

On March 12, 2004, the SEC informed us it would not object if we restated our financial statements for 2002 to record a reversal of the accruals for the replacement of these smart cards of approximately $4.2 million, $17.2 million and $8.8 million which were originally accrued in 2000, 2001 and from January 2002 through June 2002, respectively. As a result, we have restated our financial statements for 2002 to reduce previously reported Subscriber related expenses, operating losses and pre-tax losses by approximately $30.2 million.

Explanation of Key Metrics and Other Items

Subscription television services revenue. "Subscription television services revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, as well as rental and additional outlet fees from subscribers with multiple set-top boxes.

DTH equipment sales. “DTH equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to Bell ExpressVu, a DBS service provider in Canada. “DTH equipment sales” also include sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. “Subscriber-related expenses” also include costs related to subscriber retention.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – DTH equipment. “Cost of sales – DTH equipment” principally includes costs associated with digital set-top boxes and related components sold to Bell ExpressVu and sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment.

Subscriber acquisition costs. Generally, under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude equipment capitalized under our equipment lease promotion from our calculation of “Subscriber acquisition costs.” We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of “Subscriber acquisition costs.”

SAC. SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, is calculated by dividing total subscriber acquisition costs for a period by the number of gross new subscribers acquired during the period. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.

General and administrative expenses. "General and administrative expenses” primarily includes employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with the administration of the company.

Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our high yield and convertible debt securities, net of capitalized interest.

Other. The main components of “Other” income and expense are equity in earnings of our affiliates and gains and losses on the sale of investments or impairment of marketable and non-marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective January 1, 2003, we include “Non-cash, stock-based compensation expense” in our definition of EBITDA. Effective April 1, 2003, we include “Other income and expense” items and “Change in valuation of contingent value rights” in our definition of EBITDA. All prior amounts conform to the current presentation.

DISH Network Subscribers. The total number of DISH Network subscribers includes only those subscribers who are actively subscribing to the DISH Network service.

Monthly average revenue per subscriber (“ARPU”). Average monthly revenue per subscriber, or ARPU, is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DISH Network subscribers for the period. Average subscribers are calculated for the year and the period by adding the average subscribers for each month and dividing by the number of months in the period. Average subscribers for each month are calculated by adding the beginning and ending subscribers for the month and dividing by two. We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by different companies in the same or similar businesses.

Monthly subscriber churn/subscriber turnover. We calculate percentage monthly churn by dividing the number of subscribers who terminate service during the month by total subscribers as of the beginning of the month. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different companies in the same or similar businesses.

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

	For the Years Ended
	December 31,		Variance
	2003	2002	Fav/(Unfav)%
		(As Restated) (1)

	(In thousands)
Statements of Operations Data
Revenue:
Subscription television services	$5,397,635	$4,406,428	$991,207	22.5%
Other subscriber-related revenue	11,751	16,942	(5,191)	(30.6%)
DTH equipment sales	240,449	285,140	(44,691)	(15.7%)
Other	81,887	95,127	(13,240)	(13.9%)

Total revenue	5,731,722	4,803,637	928,085	19.3%

Costs and Expenses:
Subscriber-related expenses	2,723,129	2,216,297	(506,832)	(22.9%)
% of Subscription television services revenue	50.5%	50.3%
Satellite and transmission expenses	74,309	56,656	(17,653)	(31.2%)
% of Subscription television services revenue	1.4%	1.3%
Cost of sales – DTH equipment	149,995	177,980	27,985	15.7%
% of DTH equipment sales	62.4%	62.4%
Cost of sales – other	43,948	49,699	5,751	11.6%
Subscriber acquisition costs	1,310,794	1,172,971	(137,823)	(11.7%)
General and administrative	319,133	300,387	(18,746)	(6.2%)
% of Total revenue	5.6%	6.3%
Non-cash, stock-based compensation	3,544	11,279	7,735	68.6%
Depreciation and amortization	385,098	355,754	(29,344)	(8.2%)

Total costs and expenses	5,009,950	4,341,023	(668,927)	(15.4%)

Operating income	721,772	462,614	259,158	56.0%

Other Income (Expense):
Interest income	18,838	10,001	8,837	88.4%
Interest expense, net of amounts capitalized	(407,030)	(338,883)	(68,147)	(20.1%)
Other	(466)	(5,900)	5,434	92.1%

Total other income (expense)	(388,658)	(334,782)	(53,876)	(16.1%)

Income before income taxes	333,114	127,832	205,282	160.6%
Income tax provision, net	(13,533)	(80,941)	67,408	83.3%
Net income	$319,581	$46,891	$272,690	581.5%

Subscribers (in millions)	9.425	8.180	1.245	15.2%

Monthly churn percentage	1.57%	1.59%	0.02%	1.3%

Average subscriber acquisition costs per subscriber (“SAC”)	$453	$421	$(32)	(7.6%)

Average revenue per subscriber (“ARPU”)	$51.11	$49.17	$1.94	3.9%

EBITDA	$1,106,404	$812,468	$293,936	36.2%

(1) We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

DISH Network subscribers. As of December 31, 2003, we had approximately 9.425 million DISH Network subscribers compared to approximately 8.180 million at December 31, 2002, an increase of approximately 15.2%. DISH Network added approximately 1.245 million net new subscribers for the year ended December 31, 2003 compared to approximately 1.350 million net new subscribers during the same period in 2002. We believe the reduction in net new subscribers for the year ended December 31, 2003, compared to the same period in 2002, resulted from a number of factors, including stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber additions during the second half of 2003 were negatively impacted by delays in the delivery of several newly developed products in the third and fourth quarter of 2003. These delays resulted in a temporary product shortage, which continued into the first quarter of 2004, and further resulted in continuing product installation delays. Product shortages and installation delays could cause us to lose potential future subscribers to our DISH Network service. Although there can be no assurance, the temporary product shortage and resulting installation delays currently are not expected to materially impact 2004 overall net subscriber additions.

During March 2004, we were unable to reach an acceptable agreement with Viacom to renew our contracts to carry CBS owned and operated local stations and cable channels and we therefore stopped distributing those Viacom channels for approximately two days. This dispute has since been resolved. As a result of this dispute, we will have a temporary increase in subscriber churn during the first quarter of 2004. While there can be no assurance, the Viacom dispute is not expected to have a material effect on overall net subscriber additions in 2004.

Subscription television services revenue. DISH Network “Subscription television services” revenue totaled $5.398 billion for the year ended December 31, 2003, an increase of $991.2 million or 22.5% compared to the same period in 2002. This increase was directly attributable to continued DISH Network subscriber growth and the 2003 price increase discussed in “ARPU” below. The increase in “Subscription television services” revenue was partially offset by our free and reduced price programming promotions, discussed in “New subscriber promotions” below. DISH Network “Subscription television services” revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

We provided credits to some of our subscribers to compensate them for the temporary removal of the Viacom programming discussed above. The majority of our customers received a $1.00 credit. Approximately 1.7 million of our subscribers who are in CBS markets owned and operated by Viacom received $2.00 credits. On average, our subscriber base received a credit of slightly over $1.00. These credits will have the effect of reducing operating margins, earnings and free cash flow during the first quarter of 2004, but are not expected to have a material impact on overall 2004 results.

ARPU. Monthly average revenue per subscriber was approximately $51.11 during the year ended December 31, 2003 and approximately $49.17 during the same period in 2002. The $1.94 increase in monthly average revenue per subscriber is primarily attributable to price increases of up to $2.00 in February 2003, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. These increases were partially offset by certain subscriber promotions, discussed in “New subscriber promotions” below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming. While there can be no assurance, notwithstanding the anticipated impact of the credits for the Viacom dispute discussed above and the potential impact of the network litigation and “must carry” rules discussed below, we expect ARPU to continue to increase due to price increases, availability of local channels by satellite in more markets, increased programming and interactive services, and the discontinuance of free and discounted programming promotions.

Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, EchoStar will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

In April 2002, the FCC concluded that EchoStar's “must carry” implementation methods were not in compliance with the “must carry” rules. If the FCC finds EchoStar's subsequent remedial actions unsatisfactory, while EchoStar would attempt to continue providing local network channels in all markets without interruption, EchoStar could be forced by capacity constraints to reduce the number of markets in which it provides local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber.

DTH equipment sales. For the year ended December 31, 2003, “DTH equipment sales” totaled $240.4 million, a decrease of $44.7 million compared to the same period during 2002. The decrease in “DTH equipment sales” principally resulted from a decline in the number of digital set-top boxes sold to Bell ExpressVu.

We currently have certain binding purchase orders and a minimum volume commitment from Bell ExpressVu for 2004, and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. A significant portion of our future DTH equipment revenue depends largely on the success of Bell ExpressVu and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.723 billion during the year ended December 31, 2003, an increase of $506.8 million or 22.9% compared to the same period in 2002. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. This growth resulted in increased expenses to support the DISH Network including programming costs, personnel expenses, the opening of a new call center, and increased operating expenses related to the expansion of our DISH Network Service LLC business. “Subscriber-related expenses” represented 50.5% and 50.3% of “Subscription television services” revenue during the years ended December 31, 2003 and 2002, respectively. The increase in “Subscriber-related expenses” as a percentage of “Subscription television services revenue” primarily resulted from the previously discussed smart card accrual reversal in 2002. This accrual reversal decreased the 2002 expense to revenue ratio from 51.0% to 50.3%. The increase in the expense to revenue ratio from 2002 to 2003 was partially offset by an increase in monthly average revenue per subscriber and increased operating efficiencies.

During 2003 and 2002, we offered various programs to existing subscribers including programs for new and upgraded equipment. We generally subsidize installation and all or a portion of the cost of EchoStar receivers pursuant to our subscriber retention programs. Costs related to subscriber retention programs are expected to materially increase in the future as we introduce more aggressive subscriber retention programs to reduce subscriber churn, to respond to competition and for other reasons.

In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to only make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, because programmers continue to raise the price of content, there can be no assurance that our “Subscriber-related expenses” as a percentage of “Subscription television services revenue” will not materially increase without corresponding price increases in our DISH Network programming packages.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $74.3 million during the year ended December 31, 2003, a $17.7 million increase compared to the same period in 2002. This increase primarily resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. During 2003, we launched 47 additional local markets compared to the launch of 18 additional markets during 2002. “Satellite and transmission expenses” totaled 1.4% and 1.3% of “Subscription television services” revenue during each of the years ended December 31, 2003 and 2002, respectively. These expenses will increase further in the future to the extent we successfully obtain commercial in-orbit satellite insurance and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – DTH equipment. “Cost of sales – DTH equipment” totaled $150.0 million during the year ended December 31, 2003, a decrease of $28.0 million compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes to Bell ExpressVu. “Cost of sales - DTH equipment” during the years ended December 31, 2003 and 2002 include non-recurring reductions in the cost of set-top box equipment of approximately $6.8 million and $6.5 million, respectively. “Cost of sales – DTH equipment” represented 62.4% of “DTH equipment sales”, during the years ended December 31, 2003 and 2002.

Subscriber acquisition costs. During the year ended December 31, 2003, our subscriber acquisition costs totaled approximately $1.311 billion, or approximately $453 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 2002 totaled approximately $1.173 billion, or approximately $421 per new subscriber activation. The increase principally resulted from the sale of equipment at little or no cost to the subscriber, including our promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder, together with a decrease in subscriber equipment leases. The increase also resulted from an increase in acquisition marketing in 2003 compared to 2002. This increase was partially offset by benefits of approximately $77.2 million which were recorded in 2003. These benefits include approximately $34.4 million related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement and approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations. Subscriber acquisition costs during the year ended December 31, 2002 include a non-recurring reduction in the cost of set-top box equipment of approximately $47.7 million as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude equipment capitalized under our equipment lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. See further discussion of capitalized subscriber acquisition costs and payments and certain returned equipment received from disconnecting lease promotion subscribers included in “Liquidity and Capital Resources – Subscriber acquisition costs.” As a result of recent changes in our equipment lease promotion, in 2004, we anticipate an increase in the number of subscribers who lease rather than purchase equipment. The resulting anticipated increase in capitalized costs is expected to more than offset the corresponding reduction in expensed subscriber acquisition costs and result in an overall increase in cash used to acquire subscribers during 2004.

New subscriber promotions - As previously discussed, our Subscriber acquisitions costs include, among other things, net costs related to our new subscriber promotions. During the year ended December 31, 2003, our significant new subscriber promotions were as follows:

Free Dish – Effective February 1, 2003, our Free DISH promotion provides new subscribers with a choice of up to two EchoStar receivers, including one premium model system, and free installation for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, pass a credit score, and make a one-year commitment to subscribe to a qualified programming package. Effective August 24, 2003, we expanded the above offer to include up to three EchoStar receivers and require either a one or two year programming commitment, depending on the set-top box models selected by the subscriber. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least June 30, 2004.

Free for All - Effective February 1, 2003, our Free for All promotion provides new subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Effective August 24, 2003, under our Free for All promotion new subscribers who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $10.00 for 15 or 20 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least June 30, 2004.

Digital Home Plan - Effective February 1, 2003, our Digital Home Plan promotion offered new subscribers up to four EchoStar receivers, including various models, with a minimum required programming package subscription. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score, incur a one-time set-up fee of $49.99, and an optional $50.00 upgrade fee. The subscriber receives a $49.99 credit on their first month’s bill. Effective November 15, 2003, for an optional $99.00 upgrade fee or a two-year programming commitment, we offered new subscribers an option to connect up to three EchoStar receivers to up to four televisions. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least June 30, 2004.

Free Installation - Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least June 30, 2004.

General and administrative expenses. “General and administrative expenses” totaled $319.1 million during the year ended December 31, 2003, an increase of $18.7 million compared to the same period in 2002. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.6% and 6.3% of “Total revenue” during the years ended December 31, 2003 and 2002, respectively. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased operational efficiencies.

Non-cash, stock-based compensation. During 1999, we adopted an incentive plan under our 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the year ended December 31, 2003, we recognized $3.5 million of compensation under this performance-based plan, a decrease of $7.7 million compared to the same period in 2002. This decrease was primarily attributable to proportionate vesting and stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $1.2 million as of December 31, 2003, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period, ending on March 31, 2004.

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

	For the Years Ended
	December 31,
	2003	2002
	(In thousands)
Subscriber-related	$34	$729
Satellite and transmission	359	(7)
General and administrative	3,151	10,557

Total non-cash, stock-based compensation	$3,544	$11,279

In addition, options to purchase 7.8 million shares were outstanding under our long-term incentive plan as of December 31, 2003. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $8.96. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2003 and 2002 related to these long-term options. We will record the related compensation when achievement of the performance goals becomes probable, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our statements of operations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $385.1 million during the year ended December 31, 2003, a $29.3 million increase compared to the same period in 2002. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII, VIII and IX in April 2002, October 2002, and October 2003, respectively, and leased equipment and other additional depreciable assets placed in service during 2003.

Interest income. “Interest income” totaled $18.8 million during the year ended December 31, 2003, an increase of $8.8 million compared to the same period in 2002. This increase principally resulted from higher cash and marketable investment securities balances in 2003 as compared to 2002 partially offset by lower returns.

Interest expense, net of amounts capitalized. “Interest expense” totaled $407.0 million during the year ended December 31, 2003, an increase of $68.1 million compared to the same period in 2002. This increase primarily resulted from prepayment premiums and accelerated amortization of debt issuance costs totaling approximately $60.1 million related to the full and partial redemptions and repurchases of certain of our debt securities, as discussed further in “Liquidity and Capital Resources,” and additional interest expense totaling approximately $36.3 million related to our $2.5 billion senior notes offering during October 2003. This increase also resulted from a $15.4 million reduction in the amount of interest capitalized during the year ended December 31, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite, however, capitalization of additional interest ceases upon commercial operation of the satellite. Therefore, once EchoStar VII, EchoStar VIII and EchoStar IX commenced commercial operation during April 2002, October 2002 and August 2003, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in “Interest expense”. This increase was partially offset by a reduction in interest expense of approximately $42.8 million as a result of the debt redemptions and repurchases discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $1.106 billion during the year ended December 31, 2003, compared to $812.5 million during the same period in 2002. The improvement was primarily attributable the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “DTH equipment sales”. EBITDA does not include the impact of capital expenditures under our equipment lease promotion of approximately $108.1 million and $277.6 million during 2003 and 2002, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2003	2002
		(As Restated) (1)

	(In thousands)
EBITDA	$1,106,404	$812,468
Less:
Interest expense, net	388,192	328,882
Income tax provision, net	13,533	80,941
Depreciation and amortization	385,098	355,754

Net income	$319,581	$46,891

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

Net income. “Net income” was $319.6 million during the year ended December 31, 2003, an increase of $272.7 million compared to $46.9 million for the same period in 2002. The improvement was primarily attributable to an increase in “Operating income”, the components of which are discussed above. Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

	For the Years Ended
	December 31,		Variance
	2002	2001	Fav/(Unfav)%
	(As Restated) (1)

	(In thousands)
Statements of Operations Data
Revenue:
Subscription television services	$4,406,428	$3,583,698	$822,730	23.0%
Other subscriber-related revenue	16,942	21,743	(4,801)	(22.1%)
DTH equipment sales	285,140	266,743	18,397	6.9%
Other	95,127	114,699	(19,572)	(17.1%)

Total revenue	4,803,637	3,986,883	816,754	20.5%

Costs and Expenses:
Subscriber-related expenses	2,216,297	1,807,915	(408,382)	(22.6%)
% of Subscription television services revenue	50.3%	50.4%
Satellite and transmission expenses	56,656	37,555	(19,101)	(50.9%)
% of Subscription television services revenue	1.3%	1.0%
Cost of sales – DTH equipment	177,980	187,810	9,830	5.2%
% of DTH equipment sales	62.4%	70.4%
Cost of sales – other	49,699	75,385	25,686	34.1%
Subscriber acquisition costs	1,172,971	1,085,681	(87,290)	(8.0%)
General and administrative	300,387	290,756	(9,631)	(3.3%)
% of Total revenue	6.3%	7.3%
Non-cash, stock-based compensation	11,279	20,173	8,894	44.1%
Depreciation and amortization	355,754	265,912	(89,842)	(33.8%)

Total costs and expenses	4,341,023	3,771,187	(569,836)	(15.1%)

Operating income	462,614	215,696	246,918	114.5%

Other Income (Expense):
Interest income	10,001	10,321	(320)	(3.1%)
Interest expense, net of amounts capitalized	(338,883)	(192,900)	(145,983)	(75.7%)
Other	(5,900)	(620)	(5,280)	(851.6%)

Total other income (expense)	(334,782)	(183,199)	(151,583)	(82.7%)

Income before income taxes	127,832	32,497	95,335	293.4%
Income tax provision, net	(80,941)	(846)	(80,095)	N/A

Net income	$46,891	$31,651	$15,240	48.1%

Subscribers (in millions)	8.180	6.830	1.350	19.8%

Monthly churn percentage	1.59%	1.60%	0.01%	0.6%

Average subscriber acquisition costs per subscriber (“SAC”)	$421	$395	$(26)	(6.6%)

Average revenue per subscriber (“ARPU”)	$49.17	$49.32	$(0.15)	(0.3%)

EBITDA	812,468	480,988	331,480	68.9%

(1) We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

DISH Network subscribers. DISH Network added approximately 1.350 million net new subscribers for the year ended December 31, 2002 compared to approximately 1.570 million net new subscribers during the same period in 2001. We believe the reduction in net new subscribers for the year ended December 31, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from advanced digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of December 31, 2002, we had approximately 8.180 million DISH Network subscribers compared to approximately 6.830 million at December 31, 2001, an increase of approximately 19.8%.

Subscription television services revenue. DISH Network “Subscription television services” revenue totaled $4.406 billion for the year ended December 31, 2002, an increase of $822.7 million or 23.0% compared to the same period in 2001. This increase was attributable to continued DISH Network subscriber growth.

ARPU. Monthly average revenue per subscriber was approximately $49.17 during the year ended December 31, 2002 and approximately $49.32 during the same period in 2001. The decrease in monthly average revenue per subscriber is primarily attributable to certain promotions, discussed below, under which new subscribers received free programming for the first three months of their term of service, and other promotions under which subscribers received discounted programming for 12 months. This decrease was partially offset by a $1.00 price increase in February 2002, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes.

DTH equipment sales. For the year ended December 31, 2002, “DTH equipment sales” totaled $285.1 million, an increase of $18.4 million compared to the same period during 2001. The increase in “DTH equipment sales” principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. This increase was partially offset by a decrease in sales of digital set-top boxes to our international DTH customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.216 billion during the year ended December, 2002, an increase of $408.4 million compared to the same period in 2001. The increase in total “Subscriber-related expenses” is primarily attributable to the increase in DISH Network subscribers. This growth resulted in increased expenses to support the DISH Network including programming costs, personnel and telephone expenses, the opening of a new call center, increased operating expenses related to the expansion of our DISH Network Service LLC business, increased competition and increased costs due to second-dish installations in order to meet the demands of “must carry”.

These expenses represented 50.3% and 50.4% of “Subscription television services” revenues during the years ended December 31, 2002 and 2001, respectively. This decrease primarily resulted from a variety of factors including $1.00 price increase in February 2002, the increased availability of local channels by satellite in 2002 and an increase in subscribers with multiple set-top boxes. This decrease also resulted from the previously discussed smart card accrual reversal in 2002. This accrual reversal decreased the 2002 expense to revenue ratio from 51.0% to 50.3%. This decrease was offset by the decrease in ARPU resulting from promotions under which subscribers received free or discounted programming in 2002 as compared to 2001.

Satellite and transmission expenses. “Satellite and transmission” expenses totaled $56.7 million during the year ended December 31, 2002, a $19.1 million increase compared to the same period in 2001. The increase in “Satellite and transmission” expenses primarily resulted from increased operations at our digital broadcast centers in order to meet the demands of current “must carry” requirements and the launch of 18 additional local markets during the year ended December 31, 2002. “Satellite and transmission” expenses totaled 1.3% and 1.0% of “Subscription television services” revenue during the years ended December 31, 2002 and 2001, respectively.

Cost of sales – DTH equipment. “Cost of sales – DTH equipment” totaled $178.0 million during the year ended December 31, 2002, a decrease of $9.8 million compared to the same period in 2001. “Cost of sales — DTH equipment” represented 62.4% and 70.4% of “DTH equipment sales”, during the years ended December 31, 2002 and 2001, respectively. The decrease, both in aggregate and as a percentage of revenue, related primarily to reductions in the cost of set-top box equipment and increased sales of higher margin DBS accessories.

Subscriber acquisition costs. During the year ended December 31, 2002, our subscriber acquisition costs totaled approximately $1.173 billion, or approximately $421 per new subscriber activation. Comparatively, our subscriber acquisition costs during the year ended December 31, 2001 totaled approximately $1.086 billion, or approximately $395 per new subscriber activation. Total subscriber acquisition costs for the year ended December 31, 2002 include favorable adjustments which reduced the costs related to the production of EchoStar receiver systems. During 2002, we recorded adjustments of approximately $47.7 million as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued. The increase in total subscriber acquisition costs primarily resulted from an increase in “Other subscriber promotion subsidies” related to additional subsidies on second receiver installations and a decrease in the sales price of manufactured equipment, as well as an increase in “Subscriber acquisition advertising” related to acquisition marketing and our 2002 marketing promotions. A decrease in equipment leasing in 2002 as compared to 2001 also contributed to this increase. This increase was partially offset by reductions in the cost of manufactured equipment and an increase in installations we perform on behalf of retailers.

We exclude equipment capitalized under our equipment lease promotion from our calculation of subscriber acquisition costs. We also exclude payments and certain returned equipment received from disconnecting lease promotion subscribers from our calculation of subscriber acquisition costs. Equipment capitalized under our equipment lease promotion totaled approximately $277.6 million and $337.7 million for the years ended December 31, 2002 and 2001, respectively. Payments and returned equipment received from disconnecting lease promotion subscribers, which became available for sale through other promotions rather than being redeployed in the equipment lease promotion, totaled approximately $37.8 million and $15.7 million during the years ended December 31, 2002 and 2001, respectively.

General and administrative expenses. “General and administrative” expenses totaled $300.4 million during the year ended December 31, 2002, an increase of $9.6 million compared to the same period in 2001. The increase in “General and administrative” expenses was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. This increase was partially offset by a decrease in legal expenses and litigation settlements. “General and administrative” expenses represented 6.3% and 7.3% of “Total revenue” during the years ended December 31, 2002 and 2001, respectively.

Non-cash, stock-based compensation. During the year ended December 31, 2002, we recognized $11.3 million of compensation under this performance-based plan, a decrease of $8.9 million compared to the same period in 2001. This decrease is primarily attributable to proportionate vesting and stock option forfeitures.

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

	For the Years Ended
	December 31,
	2002	2001
	(In thousands)
Subscriber-related	$729	$1,767
Satellite and transmission	(7)	1,115
General and administrative	10,557	17,291

Total non-cash, stock-based compensation	$11,279	$20,173

Depreciation and amortization. “Depreciation and amortization” expense totaled $355.8 million during the year ended December 31, 2002, a $89.8 million increase compared to the same period in 2001. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII in April 2002, commencement of commercial operations of EchoStar VIII in October 2002 and leased equipment and other additional depreciable assets placed in service. This increase was partially offset by a reduction of approximately $18.8 million of amortization expense as a result of our adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”). In accordance with FAS 142, effective January 2002, we ceased amortization of our FCC authorizations.

Other Income and Expense. “Other expense,” net, totaled $334.8 million during the year ended December 31, 2002, an increase of $151.6 million compared to the same period in 2001. This increase is primarily attributable to an increase in “Interest expense, net of amounts capitalized” as a result of the issuance of our 9 1/8% Senior Notes in December 2001 and due to us recording the indebtedness of the 10 3/8% Senior Notes as of December 31, 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $812.5 million during the year ended December 31, 2002, compared to $481.0 million during the same period in 2001. This increase was mainly attributable to an increase in the number of DISH Network subscribers, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our equipment lease promotion in July 2000. EBITDA does not include the impact of amounts capitalized under our equipment lease promotion of approximately $277.6 million and $337.7 million during 2002 and 2001, respectively.

The following table reflects the reconciliation of EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2002	2001
	(As Restated) (1)

	(In thousands)
EBITDA	$812,468	$480,988
Less:
Interest expense, net	328,882	182,579
Income tax provision, net	80,941	846
Depreciation and amortization	355,754	265,912

Net income	$46,891	$31,651

(1)	We restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. See Note 3 to the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

Net income. “Net income” was $46.9 million during the year ended December 31, 2002, an increase of $15.2 million compared to $31.7 million for the same period in 2001. The increase was primarily attributable to an increase in Operating income,” the components of which are discussed above, partially offset by an increase in “Other income (expense)” discussed above and an increase in “Income tax provision”.

Seasonality

Our revenues vary throughout the year. As is typical in the subscription television service industry, the first half of the year generally produces fewer new subscribers than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of December 31, 2003, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $3.074 billion which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2003 of approximately 2.0%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $1.9 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At December 31, 2003, all of the $3.074 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

In accordance with generally accepted accounting principles, we adjust the carrying value of our available-for-sale marketable investment securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholder’s deficit, net of related deferred income tax, if applicable. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of December 31, 2003, we estimated the fair market value of our senior debt and mortgages and other notes payable to be approximately $5.721 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair market value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair market value of our debt by approximately $159.8 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2003, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $42.6 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes during the period covered by this report in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)H	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003.

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

Exhibit No.	Description
4.1*	Indenture of Trust, relating to EDBS’ 9 3/8% Senior Notes due 2009 (“Ten Year Notes”), dated as of January 25, 1999, among EDBS, the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.2*	Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among EDBS, the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.3*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.4*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.5*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.7*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.9*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.11*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.12*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.13*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.14*	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.3*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.4*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276). **

10.5*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.6*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.7*	Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176). ***

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

Exhibit No.	Description
10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

31.1H	Section 302 Certification by Chairman and Chief Executive Officer.

31.2H	Section 302 Certification by Senior Vice President and Chief Financial Officer.

32.1H	Section 906 Certification by Chairman and Chief Executive Officer.

32.2H	Section 906 Certification by Senior Vice President and Chief Financial Officer.

H	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.

(b)	Reports on Form 8-K

On December 22, 2003 we filed a Current Report on Form 8-K to report our election to retire all of our outstanding 9 3/8% Senior Notes due 2009, five years early pursuant to our optional early redemption right.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Michael R. McDonnell
Michael R. McDonnell
Senior Vice President and Chief Financial Officer

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ Michael R. McDonnell Michael R. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ James DeFranco James DeFranco	Director	March 29, 2004

/s/ David K. Moskowitz David K. Moskowitz	Director	March 29, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
EchoStar DBS Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, changes in stockholder’s deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of EchoStar DBS Corporation and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 27, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets effective January 1, 2002.

As discussed in note 3, the consolidated financial statements as of and for the year ended December 31, 2002 have been restated.

KPMG LLP

Denver, Colorado
March 22, 2004

INDEPENDENT AUDITORS’ REPORT

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 2002.

ECHOSTAR DBS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2003	2002
		As Restated
		(Note 3)

Assets
Current Assets:
Cash and cash equivalents	$968,163	$267,692
Marketable investment securities	1,929,105	277,260
Trade accounts receivable, net of allowance for uncollectible accounts of $8,152 and $9,276 respectively	342,352	325,928
Inventories	154,813	149,611
Other current assets	70,904	17,335

Total current assets	3,465,337	1,037,826
Restricted cash	20	10
Cash reserved for satellite insurance	176,843	151,372
Property and equipment, net	1,761,376	1,831,139
FCC authorizations	696,242	696,242
Insurance receivable	106,000	106,000
Other noncurrent assets	88,361	38,492

Total assets	$6,294,179	$3,861,081

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$171,660	$246,314
Deferred revenue	514,046	440,678
Accrued programming	366,497	301,282
Other accrued expenses	434,399	521,047
Advances to affiliates (Note 14)	289,645	—
Current portion of long-term obligations	14,836	13,262
9 1/4% Senior Notes due 2006 (Note 5)	—	375,000
9 3/8% Senior Notes due 2009 (Note 5)	1,423,351	—

Total current liabilities	3,214,434	1,897,583

Long-term obligations, net of current portion:
9 3/8% Senior Notes due 2009	—	1,625,000
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	455,000	700,000
Floating Rate Senior Notes due 2008	500,000	—
5 3/4% Senior Notes due 2008	1,000,000	—
6 3/8% Senior Notes due 2011	1,000,000	—
Mortgages and other notes payable, net of current portion	41,994	32,680
Long-term deferred distribution and carriage payments and other long-term liabilities	155,015	92,741

Total long-term obligations, net of current portion	4,152,009	3,450,421

Total liabilities	7,366,443	5,348,004

Commitments and Contingencies (Note 9)
Stockholder’s Deficit:
Class A Common Stock, $.01 par value, 1,000,000 and 1,000 shares authorized, 1,015 and 1,000 shares issued and outstanding, respectively	—	—
Additional paid-in capital	930,936	843,198
Non-cash, stock-based compensation	(1,180)	(8,657)
Accumulated other comprehensive income	560	697
Accumulated deficit	(2,002,580)	(2,322,161)

Total stockholder’s deficit	(1,072,264)	(1,486,923)

Total liabilities and stockholder’s deficit	$6,294,179	$3,861,081

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
		As Restated
		(Note 3)

Revenue:
Subscription television services	$5,397,635	$4,406,428	$3,583,698
Other subscriber-related revenue	11,751	16,942	21,743
DTH equipment sales	240,449	285,140	266,743
Other	81,887	95,127	114,699

Total revenue	5,731,722	4,803,637	3,986,883

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 4)	2,723,129	2,216,297	1,807,915
Satellite and transmission expenses (exclusive of depreciation shown below — Note 4)	74,309	56,656	37,555
Cost of sales - DTH equipment	149,995	177,980	187,810
Cost of sales - other	43,948	49,699	75,385
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below — Note 4)	504,901	445,448	466,610
Other subscriber promotion subsidies	628,929	574,750	477,903
Subscriber acquisition advertising	176,964	152,773	141,168

Total subscriber acquisition costs	1,310,794	1,172,971	1,085,681
General and administrative	319,133	300,387	290,756
Non-cash, stock-based compensation	3,544	11,279	20,173
Depreciation and amortization (Note 4)	385,098	355,754	265,912

Total costs and expenses	5,009,950	4,341,023	3,771,187

Operating income	721,772	462,614	215,696

Other Income (Expense):
Interest income	18,838	10,001	10,321
Interest expense, net of amounts capitalized	(407,030)	(338,883)	(192,900)
Other	(466)	(5,900)	(620)

Total other income (expense)	(388,658)	(334,782)	(183,199)

Income before income taxes	333,114	127,832	32,497
Income tax provision, net	(13,533)	(80,941)	(846)

Net income	$319,581	$46,891	$31,651

Foreign currency translation adjustment	453	—	—
Unrealized holding losses on available-for-sales securities	(590)	(700)	(635)
Recognition of previously unrealized losses on available-for-sale securities included in net income	—	2,039	—

Comprehensive income	$319,444	$48,230	$31,016

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
(In thousands)

					Accumulated
					Deficit and
				Non-Cash,	Accumulated
	Common Stock		Additional	Stock-	Other
			Paid-In	Based	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Total
Balance, December 31, 2000	1	$—	$1,440,252	$(58,193)	$(2,400,710)	$(1,018,651)
Forfeitures of deferred non-cash, stock-based compensation	—	—	(12,564)	5,143	—	(7,421)
Deferred stock-based compensation recognized	—	—	—	27,594	—	27,594
Assumption of debt, net of deferred financing costs	—	—	(992,098)	—	—	(992,098)
Changes in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	(635)	(635)
Net income	—	—	—	—	31,651	31,651

Balance, December 31, 2001	1	$—	$435,590	$(25,456)	$(2,369,694)	$(1,959,560)

Forfeitures of deferred non-cash, stock-based compensation	—	—	(5,520)	1,911	—	(3,609)
Deferred stock-based compensation recognized	—	—	—	14,888	—	14,888
Capital contribution of 10 3/8% interest payment from EBC	—	—	77,812	—	—	77,812
Capital contribution of EchoStar VII from EBC	—	—	177,000	—	—	177,000
Capital contribution of EchoStar VIII from EBC	—	—	194,913	—	—	194,913
Assumption of EchoStar VII and VIII vendor financing from EBC	—	—	(30,000)	—	—	(30,000)
Reversal of deferred tax asset for book stock compensation that exceeded the related tax deduction	—	—	(6,597)	—	—	(6,597)
Changes in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	1,339	1,339
Net income - As Restated (Note 3)	—	—	—	—	46,891	46,891

Balance, December 31, 2002 - As Restated (Note 3)	1	$—	$843,198	$(8,657)	$(2,321,464)	$(1,486,923)

Capital contribution from ECC (Note 5)	—	—	267,356	—	—	267,356
Capital distribution for EchoStar IX to EOC (Note 14)	—	—	(171,624)	—	—	(171,624)
Forfeitures of deferred non-cash, stock-based compensation	—	—	(3,933)	—	—	(3,933)
Deferred stock-based compensation recognized	—	—	—	7,477	—	7,477
Reversal of deferred tax asset for book stock compensation that exceeded the related tax deduction	—	—	(4,061)	—	—	(4,061)
Changes in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	(590)	(590)
Foreign currency translation	—	—	—	—	453	453
Net income	—	—	—	—	319,581	319,581

Balance, December 31, 2003	1	$—	$930,936	$(1,180)	$(2,002,020)	$(1,072,264)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
		As Restated
		(Note 3)

Cash Flows From Operating Activities:
Net income	$319,581	$46,891	$31,651
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	385,098	355,754	265,912
Realized and unrealized losses on investments	—	2,039	—
Non-cash, stock-based compensation recognized	3,544	11,279	20,173
Deferred tax expense	2,845	73,139	—
Amortization of debt discount and deferred financing costs	12,556	6,176	3,281
Change in long-term assets	(49,678)	—	—
Change in long-term deferred distribution and carriage payments	11,434	(20,924)	46,266
Other, net	1,918	2,523	25,751
Changes in current assets and current liabilities:
Trade accounts receivable, net	(16,424)	(12,075)	(38,259)
Inventories	17,675	69,306	(25,665)
Other current assets	(9,139)	513	(6,169)
Trade accounts payable	(74,009)	50,811	59,422
Deferred revenue	73,368	83,775	73,964
Accrued expenses	(1,903)	143,639	145,776

Net cash flows from operating activities	676,866	812,846	602,103

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,911,404)	(1,329,043)	(586,648)
Sales of marketable investment securities	2,258,969	1,141,401	501,986
Purchases of property and equipment	(229,930)	(349,795)	(441,874)
Cash reserved for satellite insurance (Note 4)	(58,385)	(59,680)	(59,488)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites (Note 4)	32,904	30,376	19,813
Incentive payments under in-orbit satellite contract - Echo VI	—	(8,441)	(8,441)
Other	453	(4,332)	—

Net cash flows from investing activities	(1,907,393)	(579,514)	(574,652)

Cash Flows From Financing Activities:
Proceeds from issuance of Floating Rate Senior Notes due 2008	500,000	—	—
Proceeds from issuance of 5 3/4% Senior Notes due 2008	1,000,000	—	—
Proceeds from issuance of 6 3/8% Senior Notes due 2011	1,000,000	—	—
Proceeds from issuance of 9 1/8% Senior Notes due 2009	—	—	700,000
Non-interest bearing advances from (to) affiliates	—	(58)	(758,756)
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—
Partial redemption of 9 1/8% Senior Notes due 2009	(245,000)	—	—
Repurchase of 9 3/8% Senior Notes due 2009	(201,649)	—	—
Deferred debt issuance costs	(12,500)	—	(9,450)
Capital contribution from ECC	267,356	—	—
Repayments of mortgage indebtedness and other notes payable	(2,209)	(3,419)	(11,765)
Other	—	(1,215)	—

Net cash flows from financing activities	1,930,998	(4,692)	(79,971)

Net increase (decrease) in cash and cash equivalents	700,471	228,640	(52,520)
Cash and cash equivalents, beginning of year	267,692	39,052	91,572

Cash and cash equivalents, end of year	$968,163	$267,692	$39,052

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Activities

EchoStar DBS Corporation (“EDBS”, the “Company”, “we”, “us” and/or “our”) is a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of its nine in-orbit satellites and related FCC licenses into our subsidiaries.

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

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, nine in-orbit satellites (“EchoStar I” through “EchoStar IX”), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Organization and Legal Structure

Substantially all of EchoStar’s operations are conducted by subsidiaries of EDBS. The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2003:

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation	ECC	Publicly owned
EchoStar Orbital Corporation	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite LLC	ESLLC	EDBS
Echosphere LLC	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service LLC	DNSLLC	EDBS

As of December 31, 2003, all of EchoStar’s DBS FCC licenses and nine of its in-orbit satellites were owned by our direct subsidiary. Contracts for the construction and launch of EchoStar X are held in EchoStar Orbital Corporation II, our sister company.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant Risks and Uncertainties

Substantial Leverage. We are highly leveraged, which makes us vulnerable to changes in general economic conditions. As of December 31, 2003, we had outstanding long-term debt (including both the current and long-term portions) totaling approximately $5.435 billion. We have quarterly and semi-annual cash, debt service obligations for all of our outstanding long-term debt securities, as follows:

		Quarterly/Semi-Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
9 3/8% Senior Notes due 2009*	February 1 and August 1	$66,719,578
10 3/8% Senior Notes due 2007	April 1 and October 1	$51,875,000
9 1/8% Senior Notes due 2009	January 15 and July 15	$20,759,375
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$5,512,500
5 3/4% Senior Notes due 2008	April 1 and October 1	$28,750,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$31,875,000

* Effective February 2, 2004, these notes were redeemed. See Note 15- Subsequent Events for further discussion.

Semi-annual debt service requirements related to our 5 3/4% Senior Notes due 2008 and our 6 3/8% Senior Notes due 2011 will commence on April 1, 2004. Quarterly debt service requirements related to our Floating Rate Senior Notes due 2008 commenced on January 1, 2004. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes. Our ability to meet debt service obligations will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have control. Non-majority owned investments are accounted for using the equity method when we are able to significantly influence the operating policies of the investee. When we do not significantly influence the operating policies of an investee, the cost method is used. We eliminate all intercompany balances and transactions. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred tax asset valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the three months ended December 31, 2003, we recorded approximately $61.4 million to reduce our estimated royalty obligations related to the production of EchoStar receiver systems. The following details the decrease in the financial statement line items affected by this change in estimate (in thousands):

Cost of sales – DTH equipment	$(6,839)
Cost of sales – subscriber promotion subsidies	(42,750)
Depreciation expense	(5,937)
Property and equipment, net	(5,341)
Inventory	(505)

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period end exchange rate and record the translation adjustments as a component of other comprehensive income. We translate revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and are included in other miscellaneous income and expense. Net transaction gains (losses) during 2003, 2002 and 2001 were not significant.

Statements of Cash Flows Data

The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2003	2002	2001
		(In thousands)
Cash paid for interest	$347,266	$300,418	$187,431
Capitalized interest	8,428	23,876	—
Cash received for interest	18,674	10,043	10,679
Cash paid for income taxes	10,847	7,249	979
Assumption of debt, net of deferred financing costs	—	—	992,098
Forfeitures of deferred non-cash, stock-based compensation	3,933	5,520	12,564
EchoStar VII and EchoStar VIII satellite vendor financing	—	30,000	—
EchoStar IX satellite vendor financing	10,000	—	—
Capital contribution of EchoStar VII from EBC	—	177,000	—
Capital contribution of EchoStar VIII from EBC	—	194,913	—
Capital contribution for EchoStar IX to EOC (Note 14)	(171,624)	—	—
Capital contribution from ECC (Note 5)	267,356	—	—

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2003 and 2002 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair market value.

Marketable and Non-Marketable Investment Securities and Restricted Cash

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of stockholder’s deficit, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary,

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

The major components of marketable investment securities and restricted cash are as follows:

	Marketable Investment Securities		Restricted Cash
	As of December 31,		As of December 31,
	2003	2002	2003	2002
	(In thousands)
Government bonds	$997,953	$174,614	$—	$—
Corporate notes and bonds	382,928	102,646	—	—
Commercial paper	395,803	—	—	—
Asset backed obligations	152,421
Restricted cash	—	—	20	10

	$1,929,105	$277,260	$20	$10

As of December 31, 2003, marketable investment securities and restricted cash include debt securities of $1.087 billion with contractual maturities of one year or less, $691.6 million with contractual maturities between one and five years and $150.5 million with contractual maturities greater than five years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following:

	As of December 31,
	2003	2002
	(In thousands)
Finished goods - DBS	$103,102	$104,052
Raw materials	32,545	25,618
Finished goods - remanufactured and other	14,981	16,478
Work-in-process	9,577	7,964
Consignment	1,372	5,140
Inventory allowance	(6,764)	(9,641)

	$154,813	$149,611

Property and Equipment

Property and equipment are stated at cost. Cost includes capitalized interest of approximately $8.4 million, $23.9 million and zero during the years ended December 31, 2003, 2002 and 2001, respectively. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received, if any, as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-lived Assets

We account for long-lived assets in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the book value and the fair market value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

Goodwill and Intangible Assets

The excess of investment in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. Our intangible assets consist primarily of FCC licenses. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 were applied to all goodwill and intangible assets acquired after September 30, 2001. As of January 1, 2002, our FCC licenses have indefinite useful lives and are no longer amortized because:

•	FCC spectrum is a non-depleting asset;

•	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

•	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures in order to obtain future cash flows are not significant;

•	DBS licenses are not technologically dependent; and

•	We intend to use these assets for the foreseeable future.

Had we not amortized our FCC licenses during the year ended December 31, 2001, our net loss would have decreased by approximately $18.8 million.

At January 1, 2002, we did not have any goodwill. In accordance with FAS 142, we tested our indefinite-lived intangible assets (consisting of FCC licenses) and determined that there was no impairment required because the fair market value of such assets exceeded the carrying value.

In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset,” (“EITF 02-7”) we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2003, we determined that the estimated fair market value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

In December 2003, EchoStar made an investment in South.com LLC (“South.com”), a company it consolidates in its consolidated financial statements. South.com was formed to, among other things, bid on and hold FCC licenses. During December 2003, South.com paid a $7.1 million deposit to participate in the January 2004 FCC license

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

auction. This initial deposit is included in “Other current assets” in EchoStar’s consolidated balance sheets as of December 31, 2003. South.com participated in the January 2004 FCC license auction and was the high-bidder on several licenses. Consequently, during January 2004 South.com paid an additional deposit to the FCC of $20.6 million.

As of December 31, 2003 and 2002, we had approximately $1.1 million of gross amortizable identifiable intangible assets with related accumulated amortization of approximately $0.3 million in each year. These identifiable intangibles primarily include acquired contracts. Amortization of these intangible assets with an average finite useful life of approximately five years was $10 thousand and $296 thousand for the years ended December 31, 2003 and 2002, respectively. We estimate amortization of these intangible assets with an average finite useful life of approximately five years will aggregate approximately $200 thousand annually for the remaining useful life of these intangible assets of approximately four years. In addition, we had approximately $3.4 million of goodwill as of December 31, 2003 and 2002 which arose in connection with a 2002 acquisition.

Smart Card Replacement

We use conditional access technology, or smart cards, to encrypt the programming we transmit to subscribers so that only those who pay for service can receive our programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. In order to combat piracy and maintain the functionality of active set-top boxes that have been sold to subscribers, we intend to replace older generation smart cards with newer generation smart cards in the future. We have accrued a liability for the replacement of smart cards in active set-top boxes that have been sold to subscribers. As of December 31, 2003 and 2002, we had accrued $74.6 million and $80.8 million, respectively, for replacement of these smart cards. During the years ended December 31, 2003 and 2002, approximately $6.2 million and $717 thousand, respectively, was charged against the smart card accrual for the replacement of older generation smart cards. This accrual is included in “Other accrued expenses” in our consolidated balance sheets. Charges recorded to “Subscriber-related expenses” in our consolidated statements of operations and comprehensive income totaled $2.9 million and $10.3 million, respectively, during the years ended December 31, 2002 and 2001. There was no additional expense recorded for smart card replacements during 2003. This liability will be reduced as smart card replacements occur. The liability for the replacement of smart cards is based on the estimated number of cards that will be needed to execute our plan. This estimate was established based on a number of variables, including historical subscriber churn trends and the estimated per card costs for smart card replacements. Different assumptions or changes in, among other things, the timing of the replacement plan could result in increases or decreases in the smart card replacement reserve.

Long-Term Deferred Distribution and Carriage Payments

Certain programmers provide us up-front payments. Such amounts are deferred and in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) are recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (up to 10 years). The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Deferred revenue and other” and “Long-term deferred distribution and carriage payments and other long-term liabilities”, respectively.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with FAS 109, because we believe it is more likely than not that such net deferred tax assets will not be realized.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Market Value of Financial Instruments

Fair market values for our high-yield debt are based on quoted market prices. The fair market values of our mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

The following table summarizes the book and fair market values of our debt facilities at December 31, 2003 and 2002:

	As of December 31, 2003		As of December 31, 2002
	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)
9 1/4% Senior Notes due 2006	$—	$—	$375,000	$386,250
9 3/8% Senior Notes due 2009*	1,423,351	1,498,077	1,625,000	1,706,250
10 3/8% Senior Notes due 2007	1,000,000	1,100,000	1,000,000	1,070,000
9 1/8% Senior Notes due 2009	455,000	509,031	700,000	717,500
Floating Rate Senior Notes due 2008	500,000	520,625	—	—
5 3/4% Senior Notes due 2008	1,000,000	1,011,250	—	—
6 3/8% Senior Notes due 2011	1,000,000	1,025,000	—	—
Mortgages and other notes payable	56,830	56,830	45,942	45,942

* These notes were redeemed February 2, 2004.

Due to their short-term nature, book value approximates fair market value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2003 and 2002.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Notes 5 and 15).

Revenue Recognition

Subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers and equipment rental are recognized as revenue, monthly as earned. Advertising revenue is recognized when the related services are performed. Payments received from subscribers in advance of the broadcast are recorded as “Deferred revenue” in the consolidated balance sheets until earned. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers.

Accounting for our new subscriber promotions which include programming discounts falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded at the discounted monthly rate charged to the subscriber. See Subscriber Acquisition Costs below for discussion regarding the accounting for costs under these promotions.

Programming and Other Costs

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. Programming costs are included in “Subscriber-related expenses” in the consolidated statements of operations and comprehensive income.

Subscriber Acquisition Costs

Subscriber acquisition costs in our consolidated statements of operations and comprehensive income consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total subscriber acquisition costs include the following line items from our consolidated statements of operations and comprehensive income:

•	“Cost of sales — subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to various installation promotions and other promotional incentives.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs generally are expensed as incurred.

During the year ended December 31, 2003, our significant new subscriber promotions were as follows:

Free Dish – Effective February 1, 2003, our Free DISH promotion provides new subscribers with a choice of up to two EchoStar receivers, including one premium model system, and free installation for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, pass a credit score, and make a one-year commitment to subscribe to a qualified programming package. Effective August 24, 2003, we expanded the above offer to include up to three EchoStar receivers and require either a one or two year programming commitment, depending on the set-top box models selected by the subscriber. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we expect it to continue through at least June 30, 2004.

Free for All - Effective February 1, 2003, our Free for All promotion provides new subscribers who purchase up to two receivers for $149 or more, depending on the models chosen, and subscribe to a qualifying programming package, free installation, together with credits of $12.50 or $17.00 applied to their programming bill each month for a year. Effective August 24, 2003, under our Free for All promotion new subscribers who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $10.00 for 15 or 20 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least June 30, 2004.

Digital Home Plan - Effective February 1, 2003, our Digital Home Plan promotion offered new subscribers up to four EchoStar receivers, including various models, with a minimum required programming package subscription. Each plan includes in-home service, and the consumer must agree to a one-year commitment, provide a valid major credit card, have an acceptable credit score, incur a one-time set-up fee of $49.99, and an optional $50.00 upgrade fee. The subscriber receives a $49.99 credit on their first month’s bill. Effective November 15, 2003, for an optional $99.00 upgrade fee or a two-year programming commitment, we offered new subscribers an option to connect up to three EchoStar receivers to up to four televisions. Since we retain ownership of equipment installed pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of approximately four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least June 30, 2004.

Free Installation - Under our free installation program all subscribers who purchase an EchoStar receiver system are eligible to receive free professional installation of up to two receivers. Although there can be no assurance as to the ultimate duration of the Free Installation promotion, we expect it to continue through at least June 30, 2004.

Accounting for our dealer sales under our Free Dish and Free for All falls under the scope of EITF 01-9. In accordance with that guidance, we characterize as a reduction of revenue, amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates). We expense payments for equipment installation services as “Other subscriber promotion subsidies”. Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies”. No net proceeds from the sale of subscriber related equipment is recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under our equipment lease promotion wherein the Company retains title to the receiver and certain other equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Research and Development Costs

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Research and development costs are expensed as incurred. Research and development costs totaled $19.8 million, $21.8 million and $16.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation

We have elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans, which are described more fully in Note 7. Under APB 25, we generally do not recognize compensation expense on the grant of options under our Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS 123”).

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net income if we had accounted for our stock-based compensation plans using the fair market value method:

	For the Years Ended December 31,
	2003	2002	2001
		As Restated
		(Note 3)

		(In thousands)
Net income, as reported	$319,581	$46,891	$31,651
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,420	10,884	19,467
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,798)	(22,960)	(23,233)

Pro forma net income	$298,203	$34,815	$27,885

For purposes of this pro forma presentation, the fair market value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.32%	4.14%	4.94%
Volatility factor	71.08%	71.96%	73.79%
Expected term of options in years	6.7	6.7	6.0
Weighted-average fair value of options granted	$20.39	$15.08	$17.59

The dividend yield percentage is zero for all periods since we have not and do not intend to pay dividends on our common stock in the near future. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable and so, our estimate of fair market value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair market value estimate, the existing models do not necessarily provide a reliable single measure of the fair market value of stock-based compensation awards.

3. Financial Statement Restatement

During February 2004, we consulted with the Securities and Exchange Commission (“SEC”) regarding our accrual for the replacement of smart cards. Those cards, which provide security that only paying customers can receive programming delivered by us, become obsolete as a result of piracy. During the consultation process, the SEC

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

informed us that it believes we over reserved approximately $30.2 million for the replacement of certain smart cards. During prior years, ending in 2002, we accrued the estimated cost to replace those cards, which are included in satellite receivers that we sell and lease to consumers. The SEC did not object to the accruals to replace the smart cards in satellite receivers sold to and owned by consumers. However, the SEC believes that we over reserved approximately $30.2 million, on a pre-tax basis, for the replacement of smart cards in satellite receivers owned by us and leased to consumers.

On March 12, 2004, the SEC informed us it would not object if we restated our financial statements for 2002 to record a reversal of the accruals for the replacement of these smart cards of approximately $4.2 million, $17.2 million and $8.8 million which were originally accrued in 2000, 2001 and from January 2002 through June 2002, respectively. As a result, we have restated our financial statements for 2002 as follows:

	As of December 31, 2002
	As
	Previously		As
	Reported	Adjustment	Restated
		(In thousands)
Other accrued expenses	$551,217	$(30,170)	$521,047
Long-term deferred distribution and carriage payments and other long-term liabilites	91,282	1,459	92,741
Accumulated deficit	(2,350,872)	28,711	(2,322,161)

	For the Year Ended December 31, 2002
	As
	Previously		As
	Reported	Adjustment	Restated
		(In thousands)
Subscriber-related expenses	$2,246,467	$(30,170)	$2,216,297
Operating income	432,444	30,170	462,614
Income tax provision, net	(79,482)	(1,459)	(80,941)
Net income	18,180	28,711	46,891

4. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31,
	(In Years)	2003	2002
		(In thousands)
EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV	4	78,511	78,511
EchoStar V	12	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	189,513	194,913
EchoStar IX	12	127,376	—
Furniture, fixtures and equipment	2-10	601,815	548,506
Buildings and improvements	5-40	90,671	85,306
Digital Home Plan equipment	4	543,954	529,311
Tooling and other	1-5	4,095	4,875
Land	—	5,510	5,186
Vehicles	7	3,400	3,435
Construction in progress	—	51,740	16,589

Total property and equipment		2,994,437	2,764,484
Accumulated depreciation		(1,233,061)	(933,345)

Property and equipment, net		$1,761,376	$1,831,139

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consists of the following:

	As of December 31,
	2003	2002
	(In thousands)
Software related projects	$35,148	$—
Gilbert uplink center equipment — local market buildout	8,413	—
Other	8,179	16,589

Construction in progress	$51,740	$16,589

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2003	2002	2001
		(In thousands)
Digital Home Plan equipment	$138,637	$130,760	$65,653
Satellites	145,232	128,155	113,279
Furniture, fixtures and equipment	91,396	90,567	62,475
FCC licenses and other amortizable intangibles	10	463	19,108
Buildings and improvements	2,969	2,658	2,044
Tooling and other	6,854	3,151	3,353

	$385,098	$355,754	$265,912

Cost of sales and operating expense categories included in our accompanying consolidated statements of operations and comprehensive income do not include depreciation expense related to satellites or Digital Home Plan equipment.

EchoStar I and II

EchoStar I and EchoStar II are both Series 7000 class satellites designed and manufactured by Lockheed Martin Corporation. While both of those satellites are currently functioning properly in orbit, a similar Lockheed Series 7000 class satellite owned by Loral Skynet recently experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. During December 2003, a spare Traveling Wave Tube Amplifier (“TWTA”) was switched in to support operations on transponder 25 on EchoStar I due to degraded operation of the primary TWTA. There are a total of 23 remaining TWTA’s available to support the 16 operational transponders on EchoStar I. During 2003, one of the spare TWTA’s on EchoStar II which had been found to be suspect during original In Orbit Test Operations in 1996 was declared failed. There are a total of 23 remaining TWTA’s available to support the 16 operational transponders on EchoStar II. EchoStar I and II are currently located at the 148 west orbital location.

EchoStar III

During January 2004, a TWTA pair on EchoStar III failed, resulting in a loss of service on one of our licensed transponders. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 16 TWTA’s on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTA’s to provide redundancy. EchoStar III can now operate a maximum of 28 transponders but due to redundancy switching limitations and the specific channel authorizations, currently it can only operate on 17 of the 19 FCC authorized frequencies at the 61.5 degree west orbital location. We are currently evaluating the performance of EchoStar III and may be required to record an impairment charge to earnings in future periods.

EchoStar V

During 2000, 2001 and 2002, EchoStar V experienced anomalies resulting in the loss of three solar array strings, and during January 2003, EchoStar V experienced anomalies resulting in the loss of an additional solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

availability for the estimated 12-year design life of the satellite. In addition, during January 2003, EchoStar V experienced an anomaly in a spacecraft electronic component which affects the ability to receive telemetry from certain on-board equipment. Other methods of communication have been established to alleviate the effects of the failed component. An investigation of the solar array and electronic component anomalies, none of which have impacted commercial operation of the satellite, is continuing. In July 2001, EchoStar V experienced the loss of one of its three momentum wheels. Two momentum wheels are utilized during normal operations and a spare wheel was switched in at the time. A second momentum wheel experienced an anomaly in December 2003 and was switched out resulting in operation of the spacecraft in a modified mode utilizing thrusters to maintain spacecraft pointing. While this operating mode provides adequate performance, it results in an increase in fuel usage and a corresponding reduction of spacecraft life. This operating mode is not expected to reduce the estimated design life of the satellite to less than 12 years. The investigation into the anomaly is continuing. Until the root causes of these anomalies are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII

During 2002, two of the thrusters on EchoStar VIII experienced anomalous events and are not currently in use. During March 2003, an additional thruster on EchoStar VIII experienced an anomalous event and is not currently in use. The satellite is equipped with a total of 12 thrusters that help control spacecraft location, attitude, and pointing and is currently operating using a combination of the other nine thrusters. This workaround requires more frequent maneuvers to maintain the satellite at its specified orbital location, which are less efficient and therefore result in accelerated fuel use. In addition, the workaround has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits. However, neither of these workarounds are expected to reduce the estimated design life of the satellite to less than 12 years. An investigation of the thruster anomalies, including the development of additional workarounds for long term operations, is continuing. None of these events has impacted commercial operation of the satellite to date. Until the root cause of these anomalies has been finally determined, there can be no assurance that these or future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During June and July 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of one of the solar arrays. In December 2003 the other array experienced a similar anomaly. Both arrays are currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

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

Satellite Insurance

As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 38 transponders to date, a maximum of 6 of the 44 transponders (including spares) on EchoStar IV are available for use at this time. In addition to transponder and solar array failures, EchoStar IV has experienced anomalies affecting its thermal systems and propulsion system. EchoStar IV is currently located at the 157 degree orbital location. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As of December 31, 2003, EchoStar IV is fully depreciated.

In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering EchoStar IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration.

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

The $106.0 million insurance claim receivable has historically been classified as a current asset. While there can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations, EchoStar continues to believe the insurance claim amount is fully recoverable and expect to receive a favorable decision prior to December 31, 2004. However, due to the delays which have repeatedly occurred in the arbitration, as well as uncertainty whether any decision might be appealed, EchoStar is not confident that it will receive the cash proceeds related to this claim prior to December 31, 2004. Consequently, during 2003, EchoStar reclassified the insurance claim receivable from current to long-term. The classification of this receivable will continue to be evaluated each quarter until such time as payment is received. All prior year amounts have been reclassified to conform to current year presentation.

As a result of transponder, thermal and propulsion system anomalies only 6 transponders are currently available on EchoStar IV. We cannot predict with certainty how much longer we will be able to transmit programming from EchoStar IV.

The indentures related to certain of our senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least half of the satellites we own or lease. As of December 31, 2003, nine of our in-orbit satellites were in service and owned by our direct subsidiary. As of December 31, 2003, insurance coverage was therefore required for at least five of our nine satellites. We currently do not carry launch and/or in-orbit insurance for any of our nine in-orbit satellites. To satisfy insurance covenants related to our senior notes, we have reclassified an amount equal to the depreciated cost of five of our satellites from “Cash and cash equivalents” to “Cash reserved for satellite insurance” on our balance sheet. As of December 31, 2003, “Cash reserved for satellite insurance” totaled approximately $176.8 million. The reclassifications will continue until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts or until the covenants requiring the insurance are no longer applicable. Reserve requirements for satellite insurance decreased approximately $57.2 million

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

as of the February 2004 due to the redemption of the 9 3/8% Senior Notes (See Note 15 — Subsequent Events).

5. Long-Term Debt

9 1/4% Senior Notes due 2006 and 9 3/8% Senior Notes due 2009

Effective February 1, 2003, we redeemed all of our outstanding 9 1/4% Senior Notes due 2006. In accordance with the terms of the indenture governing the notes, the $375.0 million principal amount of the notes was redeemed at 104.625%, for a total of approximately $392.3 million. As a result of the redemption, the indentures related to the 9 1/4% Senior Notes were satisfied and cease to exist. The premium paid of approximately $17.3 million and unamortized debt issuance costs of approximately $3.3 million were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss).

During the fourth quarter of 2003, we repurchased in open market transactions approximately $201.6 million of the original $1.625 billion principal amount of our 9 3/8% Senior Notes due 2009. The difference between the market price paid and the principal amount of approximately $12.7 million and unamortized debt issuance costs related to the repurchased notes of approximately $1.6 million were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss). Effective February 2, 2004, the remaining balance of the 9 3/8% Senior Notes of approximately $1.423 billion was redeemed in accordance with the terms of the indenture governing the notes (see Note 15 - Subsequent Events). As a portion of the 9 3/8% Senior Notes remained outstanding as of December 31, 2003, we continued to be subject to the terms of the related indentures until the 9 3/8% Senior Notes were redeemed, in full, on February 2, 2004.

Interest on the 9 3/8 % Senior Notes accrued at an annual rate of 9 3/8% and was payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

With the exception of certain de minimis domestic and foreign subsidiaries, the 9 3/8% Senior Notes were fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries. The 9 3/8% Senior Notes were general senior unsecured obligations which:

•	ranked pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

•	ranked senior to all existing and future junior obligations; and

•	were effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 3/8% Senior Notes were not redeemable at our option prior to February 1, 2004. The 9 3/8% Senior Notes were subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

The indentures related to the 9 3/8% Senior Notes contained restrictive covenants that, among other things, imposed limitations on our ability to:

•	incur additional indebtedness;

•	apply the proceeds of certain asset sales;

•	create, incur or assume liens;

•	create dividend and other payment restrictions with respect to our subsidiaries;

•	merge, consolidate or sell assets; and

•	enter into transactions with affiliates.

In the event of a change of control, as defined in the 9 3/8% Senior Notes indenture, we were required to make an offer to repurchase all of the 9 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

10 3/8% Senior Notes due 2007

The 10 3/8% Senior Notes mature October 1, 2007. Interest accrues at an annual rate of 10 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year.

These notes were sold on September 25, 2000 by EchoStar Broadband Corporation (“EBC”), a previously wholly-owned subsidiary which was dissolved in 2003. Under the terms of the 10 3/8% Senior Notes Indenture, EBC agreed to cause us to make an offer to exchange (the “EDBS Exchange Offer”) all of the outstanding 10 3/8% Senior Notes for a new class of notes issued by us as soon as practical following the first date (as reflected in our most recent quarterly or annual financial statements) on which we were permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Senior Notes under the “Indebtedness to Cash Flow Ratio” test contained in the indentures (the “EDBS Indentures”) governing our 9 1/4% Senior Notes and 9 3/8% Senior Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

Effective November 5, 2002, we completed our offer to exchange all of the $1.0 billion principal outstanding of EBC’s 10 3/8% Senior Notes for substantially identical notes of EDBS. Tenders were received from holders of over 99% of the EBC Notes. Per the terms of the indenture related to the EBC Notes, if at least 90% in aggregate principal amount of the outstanding EBC Notes have accepted the exchange offer, then all of the then outstanding EBC Notes shall be deemed to have been exchanged for the EDBS Notes.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Senior Notes are not redeemable at our option prior to October 1, 2004. Thereafter, the 10 3/8% Senior Notes will be subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

The indenture related to the 10 3/8% Senior Notes (the “10 3/8% Senior Notes Indenture”) contains certain restrictive covenants that generally do not impose material limitations on us. Subject to certain limitations, the 10 3/8% Senior Notes Indenture permits us to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Senior Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Senior Notes to the extent of such collateral.

The 10 3/8% Senior Notes are:

•	general unsecured obligations of ours;

•	ranked equally in right of payment with all of our existing and future senior debt;

•	ranked senior in right of payment to all of our other existing and future subordinated debt; and

•	ranked effectively junior to (i) all liabilities (including trade payables) of our subsidiaries (ii) all debt and other liabilities (including trade payables) of any Guarantor if such Guarantor’s guarantee is subordinated or avoided by a court of competent jurisdiction, and (iii) all of our secured obligations, to the extent of the collateral securing such obligations, including any borrowings under any of our future secured credit facilities, if any.

In the event of a change of control, as defined in the 10 3/8% Senior Notes Indenture, we will be required to make an offer to repurchase all or any part of a holder’s 10 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

9 1/8% Senior Notes due 2009

The $700.0 million principal amount of our 9 1/8% Senior Notes mature January 15, 2009. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing July 15, 2002.

Effective September 3, 2003, we redeemed $245.0 million principal amount of our 9 1/8% Senior Notes due 2009, fully exercising our optional partial redemption right. The outstanding principal amount of the notes after the redemption is $455.0 million. In accordance with the terms of the indenture governing the notes, the full $245.0 million

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

principal amount of the notes eligible for redemption was redeemed at 109.125% of such amount, for a total redemption payment of approximately $267.4 million. The premium paid of approximately $22.4 million and unamortized debt issuance costs of approximately $2.9 million were recorded as charges to earnings and are included in interest expense in our consolidated statements of operations and comprehensive income. Interest on the notes was paid through the September 3, 2003 redemption date. As a portion of the 9 1/8% Senior Notes remains outstanding as of December 31, 2003, we continue to be subject to the terms of the related indentures until such time as the 9 1/8% Senior Notes are fully redeemed.

The 9 1/8% Senior Notes are guaranteed by substantially all of our subsidiaries on a senior basis. The 9 1/8% Senior Notes are general unsecured senior obligations which:

•	rank senior with all of our future subordinated debt; and

•	rank junior to any of our secured debt to the extent of the value of the assets securing such debt.

Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Senior Notes are not redeemable at our option prior to January 15, 2006. Thereafter, the 9 1/8% Senior Notes will be subject to redemption, at our option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

The indenture related to the 9 1/8% Senior Notes (the “9 1/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our ability and our restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the 9 1/8% Senior Notes Indenture, we will be required to make an offer to repurchase all or any part of a holder’s 9 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Floating Rate Senior Notes due 2008

On October 2, 2003, we sold $500.0 million principal amount of Floating Rate Senior Notes which mature October 1, 2008 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at a floating rate based on LIBOR and is payable quarterly in cash in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2004. The interest rate at December 31, 2003 was 4.41%. The proceeds, along with proceeds from the 5 3/4% and 6 3/8% Senior Notes, will be used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes.

We have agreed to offer to exchange the Floating Rate Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The Floating Rate Senior Notes will be redeemable, in whole or in part, at any time after October 1, 2005 at redemption prices decreasing from 102% during the year commencing October 1, 2005 to 100% on or after October 1, 2007. Prior to October 1, 2006, we may also redeem up to 35% of each of the Floating Rate Senior Notes at premiums specified in the indenture with the net cash proceeds from certain equity offerings or capital contributions.

The Floating Rate Senior Notes are:

•	general unsecured senior obligations of ours;

•	ranked equally in right of payment with all of our and the guarantors’ existing and future unsecured

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to our Floating Rate Senior Notes (the “Floating Rate Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our ability and our restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of a holder’s Floating Rate Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 3/4% Senior Notes due 2008

On October 2, 2003, we sold $1.0 billion principal amount of the 5 3/4% Senior Notes which mature October 1, 2008 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 6 3/8% Senior Notes, will be used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes.

We have agreed to offer to exchange the 5 3/4% Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The 5 3/4% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2006, we may also redeem up to 35% of each of the 5 3/4% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 5 3/4% Senior Notes are:

•	general unsecured senior obligations of ours;

•	ranked equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 3/4% Senior Notes (the “5 3/4% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our ability and our restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of a holder’s 5 3/4% Senior Notes at a purchase price equal to 101% of the aggregate

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

6 3/8% Senior Notes due 2011

On October 2, 2003, we sold $1.0 billion principal amount of our 6 3/8% Senior Notes which mature October 1, 2011 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 5 3/4% Senior Notes, will be used primarily to repurchase or redeem all or a portion of our 9 3/8% Senior Notes due 2009 and other outstanding debt securities and for general corporate purposes.

We have agreed to offer to exchange the 6 3/8% Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The 6 3/8% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, together with accrued and unpaid interest. Prior to October 1, 2006, we may also redeem up to 35% of each of the 6 3/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 6 3/8% Senior Notes are:

•	general unsecured senior obligations of ours;

•	ranked equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 3/8% Senior Notes (the “6 3/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our ability and our restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of a holder’s 6 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mortgages and Other Notes Payable

Mortgages and other notes payable consists of the following:

	As of December 31,
	2003	2002
	(In thousands)
8.25% note payable for EchoStar IV satellite vendor financing due upon resolution of satellite insurance claim (Note 4), payable over 5 years from launch	$11,327	$11,327
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	14,302	15,000
8% note payable for EchoStar VIII satellite vendor financing, payable over 14 years from launch	14,381	15,000
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	10,000	—
Mortgages and other unsecured notes payable due in installments through November 2009 with interest rates ranging from 2% to 10%	6,820	4,615

Total	56,830	45,942
Less current portion	(14,836)	(13,262)

Mortgages and other notes payable, net of current portion	$41,994	$32,680

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long-term debt	$1,423,351	$—	$—	$1,000,000	$1,500,000	$1,455,000	$5,378,351
Mortgages and other notes payable	14,836	3,721	3,683	3,112	3,007	28,471	56,830

Total	$1,438,187	$3,721	$3,683	$1,003,112	$1,503,007	$1,483,471	$5,435,181

Guarantees

The repayment obligations of EDBS under the vendor financings for EchoStar IV and Echostar Orbital Corporation under the vendor financing for EchoStar VII are guaranteed by EchoStar. The maximum potential future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.

6. Income Taxes

As of December 31, 2003, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $2.451 billion and credit carryforwards of approximately $7.1 million. The NOL’s begin to expire in the year 2011 and capital loss and credit carryforwards will begin to expire in the year 2006.

During 2003, we decreased our valuation allowance by approximately $121.5 million as a result of a decrease in net deferred tax assets. During 2002, we decreased our valuation allowance by approximately $9.4 million and fully offset all net deferred tax assets. Included in this valuation is a decrease of $57.9 million relating to net deferred tax liabilities generated during 2002 and an increase of $67.3 million relating to the balance of the net deferred tax asset that existed at December 31, 2001.

The federal NOL includes amounts related to tax deductions totaling approximately $228.3 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital and has been offset by a valuation allowance.

During 2003 and 2002, stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded, exceeded the actual tax deductions allowed. Tax charges associated with the reversal of the prior tax benefit have been allocated to additional paid-in capital in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”. During 2003 and 2002, charges of $6.0 and $6.6 million, respectively, were made to additional paid-in capital.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2003	2002	2001
		As Restated
		(Note 3)

		(In thousands)
Current (provision) benefit:
Federal	$—	$—	$(1,400)
State	(12,175)	(5,946)	(860)
Foreign	(482)	(1,856)	14

	(12,657)	(7,802)	(2,246)

Deferred (provision) benefit:
Federal	(114,632)	(65,465)	(9,608)
State	(7,756)	(17,106)	(26,533)
Decrease in valuation allowance	121,512	9,432	37,541

	(876)	(73,139)	1,400

Total provision	$(13,533)	$(80,941)	$(846)

The actual tax provision for 2003, 2002 and 2001 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2003	2002	2001
		As Restated
		(Note 3)

	% of pre-tax income/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(3.8)	(12.2)	(3.2)
Foreign taxes and foreign income not U. S. taxable	0.6	(0.7)	—
Stock option compensation	(2.4)	4.3	9.6
Cumulative change in effective state tax rate	—	(24.6)	(79.5)
Intangible amortization and other	0.1	(2.5)	(10.0)
Increase in valuation allowance	36.4	7.4	115.5

Total (provision) for income taxes	(4.1)	(63.3)	(2.6)

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	As of December 31,
	2003	2002
		As Restated
		(Note 3)

	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$864,451	$847,310
Unrealized losses on investments	758	697
Accrued expenses	29,791	56,096
Stock compensation	18,093	33,489
Other	41,179	35,304

Total deferred tax assets	954,272	972,896
Valuation allowance	(671,422)	(769,273)

Deferred tax asset after valuation allowance	282,850	203,623

Deferred tax liabilities:
Depreciation and amortization	(288,799)	(207,672)
State taxes net of federal tax effect	(12,508)	(8,336)
Other	—	(14)

Total deferred tax liabilities	(301,307)	(216,022)

Net deferred tax asset (liability)	$(18,457)	$(12,399)

Current portion of net deferred tax asset (liability)	$40,425	$21,606
Non current portion of net deferred tax asset (liability)	(58,882)	(34,005)

Total net deferred tax asset (liability)	$(18,457)	$(12,399)

7.	Stock Compensation Plans

Stock Incentive Plan

EchoStar has adopted stock incentive plans to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has 80.0 million shares of its class A common stock reserved for granting awards under their 1995 Stock Incentive Plan and an additional 80.0 million shares of class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2003 have included exercise prices not less than the fair market value of EchoStar’s class A common stock at the date of grant, and vest, as determined by EchoStar’s Board of Directors, generally at the rate of 20% per year.

During 1999, EchoStar adopted an incentive plan under its 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $178.8 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, is being recognized over the five-year vesting period. During the year ended December 31, 2003, 2002 and 2001, EchoStar recognized expense of $3.5 million, $11.3 million and $20.2 million, respectively, under the 1999 incentive plan. The remaining deferred compensation of $1.2 million, which will be reduced by future forfeitures, if any, will be recognized in 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying consolidated statements of operations and comprehensive income. The following table represents the other expense categories in our consolidated statements of operations and comprehensive income that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Years Ended December 31,
	2003	2002	2001
		(In thousands)
Subscriber-related	$34	$729	$1,767
Satellite and transmission	359	(7)	1,115
General and administrative	3,151	10,557	17,291

Total non-cash, stock-based compensation	$3,544	$11,279	$20,173

Options to purchase an additional 7.8 million shares are outstanding as of December 31, 2003 and were granted with exercise prices equal to the fair market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long term incentive plan under EchoStar’s 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.96. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2003, 2002 and 2001 related to these long-term options. We will record the related compensation at the achievement of the performance goals, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our consolidated statements of operations and comprehensive income.

A summary of our stock option activity for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding,
beginning of year	20,297,369	$13.75	22,213,207	$12.88	24,791,870	$11.79
Granted	1,329,000	29.95	531,000	20.76	546,000	36.52
Exercised	(2,966,987)	5.71	(1,409,394)	5.29	(1,536,261)	5.11
Forfeited	(1,433,694)	14.68	(1,037,444)	10.16	(1,588,402)	11.60

Options outstanding, end of year	17,225,688	16.31	20,297,369	13.75	22,213,207	12.88

Exercisable at end of year	5,333,838	18.79	6,137,213	12.94	4,628,108	10.00

Exercise prices for options outstanding as of December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average		Number Exercisable
	as of December 31,	Remaining	Weighted- Average	As of December 31,	Weighted- Average
	2003	Contractual Life	Exercise Price	2003	Exercise Price
$1.167 - $2.750	1,413,817	2.80	$2.20	1,413,817	$2.20
3.000 - 3.008	46,568	4.25	3.00	46,568	3.00
5.486 - 6.600	8,855,573	5.02	6.00	1,397,973	6.00
10.203 - 19.180	2,143,280	5.36	14.15	715,280	12.47
22.703 - 28.880	1,549,300	8.42	27.87	132,600	24.09
32.420 - 39.500	1,890,400	5.59	35.42	918,400	35.11
48.750 - 52.750	195,750	5.75	50.02	93,000	49.52
60.125 - 79.000	1,131,000	6.31	65.65	616,200	64.30

$1.1667 - $79.000	17,225,688	5.34	16.31	5,333,838	18.79

These amounts include approximately 7.8 million shares outstanding pursuant to the long-term incentive plan.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Employee Benefit Plans

Employee Stock Purchase Plan

During 1997, EchoStar’s Board of Directors and shareholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the class A common stock on the last business day of each calendar quarter in which such shares of class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by EchoStar’s Board of Directors. During 2003, 2002 and 2001 employees purchased approximately 66,000, 108,000 and 80,000 shares of class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

EchoStar sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled approximately $632 thousand, $993 thousand and $429 thousand during the years ended December 31, 2003, 2002 and 2001, respectively. EchoStar also may make an annual discretionary contribution to the plan with approval by its Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock. Discretionary contributions, net of forfeitures, were approximately $15.4 million, $16.9 million and $225 thousand relating to the 401(k) Plan years ended December 31, 2003, 2002 and 2001, respectively.

9. Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
				(in thousands)
Satellite obligations	$147,430	$107,783	$154,841	$199,012	$198,854	$1,566,164	$2,374,084
Purchase obligations	645,529	—	—	—	—	—	645,529
Operating leases	17,610	14,257	9,941	6,641	2,735	3,159	54,343

Total	$810,569	$122,040	$164,782	$205,653	$201,589	$1,569,323	$3,073,956

Satellite-Related Obligations

During July 2003, EchoStar entered into a contract for the construction of EchoStar X, a Lockheed Martin A2100 class DBS satellite. Construction is expected to be completed during 2005. EchoStar X will enable better bandwidth utilization, provide back-up protection for our existing local channel offerings, allow us to offer local channels by satellite in additional markets; and could allow DISH Network to offer other value-added services.

During March 2003, we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, which may be located at the 105 degree orbital location or certain other orbital locations. We also agreed to lease all of the capacity on an existing in-orbit FSS satellite at the 105 degree orbital location beginning August 1, 2003 and continuing at least until the new satellite is launched. In connection with this agreement, we prepaid $50.0 million to SES Americom to partially fund construction of the new satellite. The ten-year satellite

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for both the existing in-orbit FSS satellite and also for the new satellite for the ten-year period following its launch. During August 2003, we exercised our option under the SES Americom agreement to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. We anticipate that this satellite will be launched during the fourth quarter of 2005.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. Pending the successful launch and entry into service of the previously described new FSS satellite, the satellite under the first of these agreements is scheduled for launch during the first half of 2005. This agreement is a ten-year satellite service agreement that is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments for this satellite for the ten-year period following its launch. The satellite under the second of these agreements is planned for launch during the second half of 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. It is our intent to use the capacity on this satellite to offer additional value-added services. Future commitments related to this contingent satellite are included in the table above.

As a result of our recent agreements with fixed satellite service providers and EchoStar’s agreement for the construction of EchoStar X, our obligations for payments related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase when EchoStar commences payments for the launch of EchoStar X, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites. Certain of our FSS agreements are guaranteed by EchoStar.

Purchase Obligations

Our 2004 purchase obligations primarily consist of binding purchase orders for EchoStar satellite receiver systems and related equipment.

Programming Contracts

In the normal course of business, we have entered into numerous contracts to purchase programming content and will continue to do so. These commitments are not included in the table above. The terms of our contracts typically range from one to ten years and our payment obligations are fully contingent on the number of subscribers to which we provide the respective content. Consequently, our programming expenses will to continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income.

Rent Expense

Total rent expense for operating leases approximated $31.6 million, $17.6 million and $14.5 million in 2003, 2002 and 2001, respectively.

Patents and Intellectual Property

Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contingencies

WIC Premium Television Ltd.

During July 1998, WIC Premium Television Ltd. (“WIC”), an Alberta corporation, filed a lawsuit against EchoStar in the Federal Court of Canada Trial Division. General Instrument Corporation, HBO, Warner Communications, Inc., Showtime and United States Satellite Broadcasting Company, Inc. were also named as defendants.

During September 1998, WIC filed another lawsuit against EchoStar in the Court of Queen’s Bench of Alberta Judicial District of Edmonton. WIC is authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleged that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. During December 2003, the matter was dismissed with no impact on our business.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs – Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were recently awarded approximately $4.8 million in attorneys’ fees. We intend to appeal this award even though the amount is substantially less than the amount sought by the plaintiffs.

The District Court’s injunction requires EchoStar to use a computer model to re-qualify, as of June 2003, all of its subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of EchoStar’s grandfathered subscribers to continue to receive distant network channels.

EchoStar believes that the District Court made a number of errors and appealed the District Court’s decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until its appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, EchoStar will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

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

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. In addition, Gemstar asserted new patent infringement counterclaims regarding United States Patent Nos. 4,908,713 and 5,915,068. These patents relate to on-screen programming of VCRs.

In February 2001, Gemstar filed patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204, all of which relate to certain electronic program guide functions. In addition, the ITC action alleged infringement of the ‘121 Patent which was also asserted in the North Carolina case previously discussed. On March 1, 2004, EchoStar entered into a number of agreements with Gemstar including a settlement agreement which provides for the resolution of the aforementioned disputes between EchoStar and Gemstar. The effectiveness of the settlement is subject to certain conditions, including the closing of the SNG sale (see Note 15 – Subsequent Events).

During 2000, Superguide Corp. (“Superguide”) also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. EchoStar examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling, EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court issued a Memorandum of Opinion on the summary judgment motions. In its Opinion, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the aforementioned low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit. On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. EchoStar examined these patents and believes that they are not infringed by any of its products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant. On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the aforementioned patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. EchoStar has not yet filed its answer. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. EchoStar has examined this patent and does not believe that it is infringed by any of its products or services. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Actions

A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during 2001 by Andrew A. Werby. The complaint related to late fees, among other things. The matter was settled with no material impact on our business.

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was also filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during June 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorney’s fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorney’s fees. On December 5, 2003, the Court of Appeal affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact as to whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeal. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability against EchoStar.

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

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of its satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the district court’s denial of EchoStar’s motion for sanctions and instructed the district court to decide the issue again and to issue a written opinion, which it

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

had failed to do the first time. It is not possible to make a firm assessment of the probable outcome on that issue or to determine the extent of any recovery of sanctions.

StarBand Shareholder Lawsuit

On August 20, 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoBand’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. On July 28, 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs have since filed a notice of appeal. Oral argument on the appeal was held on January 6, 2004. EchoStar is waiting for the decision on appeal to the Delaware Supreme Court. It is not possible to make a firm assessment of the probable outcome of the appeal or to determine the extent of any potential liability or damages.

Shareholder Derivative Action

During October 2002, a purported shareholder filed a derivative action against members of EchoStar’s Board of Directors in the United States District Court of Clark County, Nevada and naming EchoStar as a nominal defendant. The complaint alleges breach of fiduciary duties, corporate waste and other unlawful acts relating to EchoStar’s agreement to (1) pay Hughes Electronics Corporation a $600.0 million termination fee in certain circumstances and (2) acquire Hughes’ shareholder interest in PanAmSat. The agreements to pay the termination fee and acquire PanAmSat were required in the event that the merger with DirecTV was not completed by January 21, 2003. During July 2003, the individual Board of Director defendants were dismissed from the suit, and EchoStar was dismissed during August 2003. The plaintiff did not file an appeal.

Enron Commercial Paper Investment Complaint

On November 6, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including EchoStar, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that EchoStar received voidable or fraudulent prepayments of approximately $40.0 million. EchoStar typically invests in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of EchoStar’s investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

10. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity, net loss and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity, net loss and operating cash flows of the combined Subsidiary Guarantors for the years ended December 31, 2003, 2002 and 2001. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

     Consolidating Balance Sheets – As of December 31, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$952,657	$15,506	$—	$968,163
Marketable investment securities	1,929,105	—	—	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $8,152	—	342,352	—	342,352
Inventories	—	154,813	—	154,813
Other current assets	(3,545)	74,449	—	70,904

Total current assets	2,878,217	587,120	—	3,465,337
Restricted cash	—	20	—	20
Cash reserved for satellite insurance	176,843	—	—	176,843
Property and equipment, net	—	1,761,376	—	1,761,376
FCC authorizations	—	696,242	—	696,242
Investment in subsidiaries	1,828,720	(304)	(1,828,416)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	76,151	12,210	—	88,361

Total assets	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$22,989	$148,671	$—	$171,660
Deferred revenue	—	514,046	—	514,046
Accrued programming	—	366,497	—	366,497
Other accrued expenses	140,631	293,768	—	434,399
Advances (to) from affiliates, net	554,073	(264,428)	—	289,645
Current portion of long-term obligations	1,008	13,828	—	14,836
9 3/8% Senior Notes due 2009	1,423,351	—	—	1,423,351

Total current liabilities	2,142,052	1,072,382	—	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	455,000	—	—	455,000
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	1,823	40,171	—	41,994
Long-term deferred distribution and carriage payments and other long-term liabilities	39,320	115,695	—	155,015

Total long-term obligations, net of current portion	3,996,143	155,866	—	4,152,009

Total liabilities	6,138,195	1,228,248	—	7,366,443

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Additional paid-in capital	930,936	1,793,436	(1,793,436)	930,936
Non-cash, stock-based compensation	(1,180)	(1,180)	1,180	(1,180)
Accumulated other comprehensive income	560	—	—	560
Accumulated equity (deficit)	(2,002,580)	36,152	(36,152)	(2,002,580)

Total stockholder’s equity (deficit)	(1,072,264)	1,828,416	(1,828,416)	(1,072,264)

Total liabilities and stockholder’s equity (deficit)	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheets – As of December 31, 2002 (As Restated – Note 3):

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$259,784	$7,908	$—	$267,692
Marketable investment securities	277,260	—	—	277,260
Trade accounts receivable, net of allowance for uncollectible accounts of $9,276	—	325,928	—	325,928
Inventories	—	149,611	—	149,611
Other current assets	16,923	412	—	17,335

Total current assets	553,967	483,859	—	1,037,826
Restricted cash	—	10	—	10
Cash reserved for satellite insurance	151,372	—	—	151,372
Property and equipment, net	—	1,831,139	—	1,831,139
FCC authorizations	—	696,242	—	696,242
Investment in subsidiaries	1,292,522	189	(1,292,711)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	(11,236)	49,728	—	38,492

Total assets	$2,092,625	$3,061,167	$(1,292,711)	$3,861,081

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$15,273	$231,041	$—	$246,314
Deferred revenue	—	440,678	—	440,678
Accrued programming	—	301,282	—	301,282
Other accrued expenses	134,545	386,502	—	521,047
Advances (to) from affiliates, net	(280,362)	280,362	—	—
Current portion of long-term obligations	—	13,262	—	13,262
9 1/4% Senior Notes due 2006	375,000	—	—	375,000

Total current liabilities	244,456	1,653,127	—	1,897,583

Long-term obligations, net of current portion:
9 3/8% Senior Notes due 2009	1,625,000	—	—	1,625,000
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	700,000	—	—	700,000
Mortgages and other notes payable, net of current portion	—	32,680	—	32,680
Long-term deferred distribution and carriage payments and other long-term liabilities	10,092	82,649	—	92,741

Total long-term obligations, net of current portion	3,335,092	115,329	—	3,450,421

Total liabilities	3,579,548	1,768,456	—	5,348,004

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	14,368	(14,368)	—
Additional paid-in capital	843,198	1,788,334	(1,788,334)	843,198
Non-cash, stock-based compensation	(8,657)	(8,657)	8,657	(8,657)
Accumulated other comprehensive income	697	—	—	697
Accumulated equity (deficit)	(2,322,161)	(501,334)	501,334	(2,322,161)

Total stockholder’s equity (deficit)	(1,486,923)	1,292,711	(1,292,711)	(1,486,923)

Total liabilities and stockholder’s equity (deficit)	$2,092,625	$3,061,167	$(1,292,711)	$3,861,081

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Operations – Year Ended December 31, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscription television services	$—	$5,397,635	$—	$5,397,635
Other subscriber-related revenue	—	300,303	(288,552)	11,751
DTH equipment sales	—	240,449	—	240,449
Other	—	81,887	—	81,887

Total revenue	—	6,020,274	(288,552)	5,731,722

Costs and Expenses:
Subscriber-related expenses	—	3,011,540	(288,411)	2,723,129
Satellite and transmission expenses	—	74,309	—	74,309
Cost of sales - DTH equipment	—	149,995	—	149,995
Cost of sales - other	—	44,089	(141)	43,948
Cost of sales - subscriber promotion subsidies	—	504,901	—	504,901
Other subscriber promotion subsidies	—	628,929	—	628,929
Subscriber acquisition advertising	—	176,964	—	176,964
General and administrative	—	319,133	—	319,133
Non-cash, stock-based compensation	—	3,544	—	3,544
Depreciation and amortization	—	385,098	—	385,098

Total costs and expenses	—	5,298,502	(288,552)	5,009,950

Operating income	—	721,772	—	721,772

Other Income (Expense):
Interest income	18,638	200	—	18,838
Interest expense, net of amounts capitalized	(404,135)	(2,895)	—	(407,030)
Equity in earnings (losses) of subsidiaries	709,148	—	(709,148)	—
Other	—	(466)	—	(466)

Total other income (expense)	323,651	(3,161)	(709,148)	(388,658)

Income (loss) before income taxes	323,651	718,611	(709,148)	333,114
Income tax benefit (provision), net	(4,070)	(9,463)	—	(13,533)

Net income (loss)	$319,581	$709,148	$(709,148)	$319,581

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Operations – Year Ended December 31, 2002 (As Restated – Note 3)

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscription television services	$—	$4,406,428	$—	$4,406,428
Other subscriber-related revenue	—	254,568	(237,626)	16,942
DTH equipment sales	—	285,140	—	285,140
Other	—	95,127	—	95,127

Total revenue	—	5,041,263	(237,626)	4,803,637

Costs and Expenses:
Subscriber-related expenses	—	2,453,564	(237,267)	2,216,297
Satellite and transmission expenses	—	56,656	—	56,656
Cost of sales - DTH equipment	—	177,980	—	177,980
Cost of sales - other	—	50,058	(359)	49,699
Cost of sales - subscriber promotion subsidies	—	445,448	—	445,448
Other subscriber promotion subsidies	—	574,750	—	574,750
Subscriber acquisition advertising	—	152,773	—	152,773
General and administrative	147	300,240	—	300,387
Non-cash, stock-based compensation	—	11,279	—	11,279
Depreciation and amortization	—	355,754	—	355,754

Total costs and expenses	147	4,578,502	(237,626)	4,341,023

Operating income	(147)	462,761	—	462,614

Other Income (Expense):
Interest income	9,849	152	—	10,001
Interest expense, net of amounts capitalized	(336,998)	(1,885)	—	(338,883)
Equity in earnings (losses) of subsidiaries	439,980	—	(439,980)	—
Other	(1,827)	(4,073)	—	(5,900)

Total other income (expense)	111,004	(5,806)	(439,980)	(334,782)

Income (loss) before income taxes	110,857	456,955	(439,980)	127,832
Income tax benefit (provision), net	(63,966)	(16,975)	—	(80,941)

Net income (loss)	$46,891	$439,980	$(439,980)	$46,891

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Operations – Year Ended December 31, 2001

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscription television services	$—	$3,583,698	$—	$3,583,698
Other subscriber-related revenue	—	107,447	(85,704)	21,743
DTH equipment sales	—	266,746	(3)	266,743
Other	—	114,699	—	114,699

Total revenue	—	4,072,590	(85,707)	3,986,883

Costs and Expenses:
Subscriber-related expenses	—	1,893,619	(85,704)	1,807,915
Satellite and transmission expenses	—	37,555	—	37,555
Cost of sales - DTH equipment	(300)	188,113	(3)	187,810
Cost of sales - other	—	75,385	—	75,385
Cost of sales - subscriber promotion subsidies	—	466,610	—	466,610
Other subscriber promotion subsidies	—	477,903	—	477,903
Subscriber acquisition advertising	—	141,168	—	141,168
General and administrative	(147)	290,903	—	290,756
Non-cash, stock-based compensation	—	20,173	—	20,173
Depreciation and amortization	—	265,912	—	265,912

Total costs and expenses	(447)	3,857,341	(85,707)	3,771,187

Operating income	447	215,249	—	215,696

Other Income (Expense):
Interest income	7,297	3,024	—	10,321
Interest expense, net of amounts capitalized	(190,840)	(2,060)	—	(192,900)
Equity in earnings (losses) of subsidiaries	214,044	—	(214,044)	—
Other	703	(1,323)	—	(620)

Total other income (expense)	31,204	(359)	(214,044)	(183,199)

Income (loss) before income taxes	31,651	214,890	(214,044)	32,497
Income tax benefit (provision), net	—	(846)	—	(846)

Net income (loss)	$31,651	$214,044	$(214,044)	$31,651

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$319,581	$709,148	$(709,148)	$319,581
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	385,098	—	385,098
Equity in (earnings) losses of affiliates	(709,148)	—	709,148	—
Non-cash, stock-based compensation recognized	—	3,544	—	3,544
Deferred tax expense	(36,481)	39,326	—	2,845
Amortization of debt discount and deferred financing costs	53	12,503	—	12,556
Change in long-term assets	—	(49,678)	—	(49,678)
Change in long-term deferred distribution and carriage payments	—	11,434	—	11,434
Other, net	—	1,918	—	1,918
Changes in current assets and current liabilities:
Trade accounts receivable, net	—	(16,424)	—	(16,424)
Inventories	—	17,675	—	17,675
Other current assets	—	(9,139)	—	(9,139)
Trade accounts payable	7,716	(81,725)	—	(74,009)
Deferred revenue	—	73,368	—	73,368
Accrued expenses	6,086	(7,989)	—	(1,903)

Net cash flows from operating activities	(412,193)	1,089,059	—	676,866

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,911,404)	—	—	(3,911,404)
Sales of marketable investment securities	2,258,969	—	—	2,258,969
Purchases of property and equipment	—	(229,930)	—	(229,930)
Cash reserved for satellite insurance	(58,385)	—	—	(58,385)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	32,914	(10)	—	32,904
Other	(1)	454	—	453

Net cash flows from investing activities	(1,677,907)	(229,486)	—	(1,907,393)

Cash Flows From Financing Activities:
Proceeds from issuance of Floating Rate Senior Notes due 2008	500,000	—	—	500,000
Proceeds from issuance of 5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
Proceeds from issuance of 6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Non-interest bearing advances from (to) affiliates	834,435	(834,435)	—	—
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—	(375,000)
Partial redemption of 9 1/8% Senior Notes due 2009	(245,000)	—	—	(245,000)
Repurchase of 9 3/8% Senior Notes due 2009	(201,649)	—	—	(201,649)
Deferred debt issuance costs	—	(12,500)	—	(12,500)
Capital contribution from ECC	267,356	—	—	267,356
Repayments of mortgage indebtedness and other notes payable	—	(2,209)	—	(2,209)
Other	2,831	(2,831)	—	—

Net cash flows from financing activities	2,782,973	(851,975)	—	1,930,998

Net increase in cash and cash equivalents	692,873	7,598	—	700,471
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$952,657	$15,506	$—	$968,163

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2002 (As Restated – Note 3)

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$46,891	$439,980	$(439,980)	$46,891
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	355,754	—	355,754
Equity in (earnings) losses of affiliates	(439,980)	—	439,980	—
Realized and unrealized losses on investments	2,039	—	—	2,039
Non-cash, stock-based compensation recognized	—	11,279	—	11,279
Deferred tax expense	32,499	40,640	—	73,139
Amortization of debt discount and deferred financing costs	6,172	4	—	6,176
Change in long-term deferred distribution and carriage payments	—	(20,924)	—	(20,924)
Other, net	(41,991)	44,514	—	2,523
Changes in current assets and current liabilities:
Trade accounts receivable, net	—	(12,075)	—	(12,075)
Inventories	—	69,306	—	69,306
Other current assets	(21)	534	—	513
Trade accounts payable	15,273	35,538	—	50,811
Deferred revenue	—	83,775	—	83,775
Accrued expenses	128,391	15,248	—	143,639

Net cash flows from operating activities	(250,727)	1,063,573	—	812,846

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,329,043)	—	—	(1,329,043)
Sales of marketable investment securities	1,141,401	—	—	1,141,401
Purchases of property and equipment	—	(349,795)	—	(349,795)
Cash reserved for satellite insurance	(59,680)	—	—	(59,680)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	30,376	—	—	30,376
Incentive payments under in-orbit satellite contract - Echo VI	—	(8,441)	—	(8,441)
Other	—	(4,332)	—	(4,332)

Net cash flows from investing activities	(216,946)	(362,568)	—	(579,514)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	692,419	(692,477)	—	(58)
Repayments of mortgage indebtedness and other notes payable	—	(3,419)	—	(3,419)
Other	(1,215)	—	—	(1,215)

Net cash flows from financing activities	691,204	(695,896)	—	(4,692)

Net increase in cash and cash equivalents	223,531	5,109	—	228,640
Cash and cash equivalents, beginning of period	36,253	2,799	—	39,052

Cash and cash equivalents, end of period	$259,784	$7,908	$—	$267,692

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2001

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$31,651	$214,044	$(214,044)	$31,651
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	265,912	—	265,912
Equity in (earnings) losses of affiliates	(214,044)	—	214,044	—
Non-cash, stock-based compensation recognized	—	20,173	—	20,173
Amortization of debt discount and deferred financing costs	3,277	4	—	3,281
Change in long-term deferred distribution and carriage payments	—	46,266	—	46,266
Other, net	—	25,751	—	25,751
Changes in current assets and current liabilities:
Trade accounts receivable, net	—	(38,259)	—	(38,259)
Inventories	—	(25,665)	—	(25,665)
Other current assets	(2,906)	(3,263)	—	(6,169)
Trade accounts payable	(58)	59,480	—	59,422
Deferred revenue	—	73,964	—	73,964
Accrued expenses	1,676	144,100	—	145,776

Net cash flows from operating activities	(180,404)	782,507	—	602,103

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(586,648)	—	—	(586,648)
Sales of marketable investment securities	501,986	—	—	501,986
Purchases of property and equipment	—	(441,874)	—	(441,874)
Cash reserved for satellite insurance	(59,488)	—	—	(59,488)
Change in restricted cash and cash reserved for satellite insurance due to depreciation on related satellites	19,813	—	—	19,813
Incentive payments under in-orbit satellite contract - Echo VI	—	(8,441)	—	(8,441)

Net cash flows from investing activities	(124,337)	(450,315)	—	(574,652)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	(270,237)	(488,519)	—	(758,756)
Proceeds from issuance of 9 1/8% Senior Notes due 2009	700,000	—	—	700,000
Deferred debt issuance costs and prepayment premiums	(9,450)	—	—	(9,450)
Repayments of mortgage indebtedness and other notes payable	—	(11,765)	—	(11,765)

Net cash flows from financing activities	420,313	(500,284)	—	(79,971)

Net increase in cash and cash equivalents	115,572	(168,092)	—	(52,520)
Cash and cash equivalents, beginning of period	(79,319)	170,891	—	91,572

Cash and cash equivalents, end of period	$36,253	$2,799	$—	$39,052

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The All Other column consists of revenue from other satellite services and expenses from other operating segments for which the disclosure requirements of FAS 131 do not apply.

		EchoStar			ECC	Other	EDBS
	DISH	Technologies	All		Consolidated	EchoStar	And
	Network	Corporation	Other	Eliminations	Total	Activities (1)	Subsidiaries
	(In thousands)
Year Ended December 31, 2001
Total revenue	$3,695,088	$177,218	$133,426	$(4,594)	$4,001,138	$(14,255)	$3,986,883
Depreciation and amortization	243,926	6,566	28,160	—	278,652	(12,740)	265,912
Total costs and expenses	3,524,024	160,626	108,780	(4,594)	3,788,836	(17,649)	3,771,187
Interest income	96,994	—	949	(272)	97,671	(87,350)	10,321
Interest expense, net of amounts capitalized	(370,331)	(211)	(1,095)	272	(371,365)	178,465	(192,900)
Income tax benefit (provision), net	(51)	—	(1,403)	—	(1,454)	608	(846)
Net income (loss)	(254,641)	16,732	22,411	—	(215,498)	247,149	31,651
Year Ended December 31, 2002 - As Restated (Note 3)
Total revenue	$4,544,550	$169,674	$113,445	$(6,844)	$4,820,825	$(17,188)	$4,803,637
Depreciation and amortization	328,495	7,114	37,349	—	372,958	(17,204)	355,754
Total costs and expenses	4,158,324	136,387	81,440	(6,844)	4,369,307	(28,284)	4,341,023
Interest income	111,511	—	1,416	—	112,927	(102,926)	10,001
Interest expense, net of amounts capitalized	(482,409)	(188)	(306)	—	(482,903)	144,020	(338,883)
Income tax benefit (provision), net	(75,253)	4,233	(2,078)	—	(73,098)	(7,843)	(80,941)
Net income (loss)	(916,501)	37,440	27,027	—	(852,034)	898,925	46,891
Year Ended December 31, 2003
Total revenue	$5,518,183	$131,684	$97,983	$(8,554)	$5,739,296	$(7,574)	$5,731,722
Depreciation and amortization	347,331	6,717	44,158	—	398,206	(13,108)	385,098
Total costs and expenses	4,852,543	115,012	72,747	(8,554)	5,031,748	(21,798)	5,009,950
Interest income	64,750	—	308	—	65,058	(46,220)	18,838
Interest expense, net of amounts capitalized	(551,768)	(161)	(561)	—	(552,490)	145,460	(407,030)
Income tax benefit (provision), net	(12,604)	(1,085)	(687)	—	(14,376)	843	(13,533)
Net income	182,809	15,445	26,252	—	224,506	95,075	319,581

(1) “Other EchoStar Activities” represents the activity of affiliates consolidated in the ECC’s consolidated financial statements but not included in our consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information and Transaction with Major Customers

	United States	Europe	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2002	$2,524,557	$2,824	$2,527,381

2003	$2,454,761	$2,857	$2,457,618

Revenue
2001	$3,889,352	$97,531	$3,986,883

2002	$4,742,187	$61,450	$4,803,637

2003	$5,679,619	$52,103	$5,731,722

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and International customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.

During the years ended December 31, 2003 and 2002, United States revenue included export sales to one international customer which totaled $127.6 million and $169.1 million, respectively. During the year ended December 31, 2001, United States revenue included export sales to two international customers which totaled $175.5 million. These international sales accounted for approximately 2.2%, 3.5% and 4.4% of our total revenue during each of the years ended December 31, 2003, 2002 and 2001, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

12. Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2001, 2002 and 2003 are as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
	(In thousands)
Year ended December 31, 2001:
Assets:
Allowance for doubtful accounts	$19,934	$59,076	$(70,162)	$8,848
Reserve for inventory	9,842	12,174	(8,829)	13,187
Year ended December 31, 2002:
Assets:
Allowance for doubtful accounts	$8,848	$52,871	$(52,443)	$9,276
Reserve for inventory	13,187	7,341	(10,887)	9,641
Year ended December 31, 2003:
Assets:
Allowance for doubtful accounts	$9,276	$61,303	$(62,427)	$8,152
Reserve for inventory	9,641	1,584	(4,461)	6,764

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13. Quarterly Financial Data (Unaudited)

As previously discussed in Note 3, we restated our 2002 consolidated financial statements to reverse an accrual of approximately $30.2 million, on a pre-tax basis, related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. The amounts originally accrued during 2000, 2001 and through March 2002 have been reversed in the first quarter of 2002. The amounts originally accrued from April 1, 2002 through June 30, 2002 have been reversed in the second quarter of 2002.

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
	(Unaudited)
Year ended December 31, 2002 - As Restated (Note 3):
Total revenue	$1,101,153	$1,160,040	$1,220,482	$1,321,962

Operating income, as previously reported	101,617	143,214	98,626	88,987
Adjustment:
Accrual reversal	25,062	5,108	—	—

Operating income, as restated	126,679	148,322	98,626	88,987

Net income (loss), as previously reported	18,927	51,193	14,872	(66,812)
Adjustment:
Accrual reversal, net of tax	23,850	4,861	—	—

Net income (loss), as restated	42,777	56,054	14,872	(66,812)

Year ended December 31, 2003:
Total revenue	$1,356,602	$1,412,735	$1,450,465	$1,511,920
Operating income	181,395	224,864	163,803	151,710
Net income (loss)	75,438	142,431	56,534	45,178

14. Related Party Transactions

During the fourth quarter of 2003, we purchased EchoStar IX from EchoStar Orbital Corporation II (“EOC II”), a wholly-owned subsidiary of ECC, and our affiliate, for its fair value of approximately $299.0 million. We assumed $10.0 million in vendor financing and the difference, or $289.0 million, as a payable to our affiliate. We recorded the satellite at EOC II’s carrying value of $127.4 million and recorded the difference, or $171.6 million, as a capital distribution to our parent company, EOC.

EchoStar owns 50% of NagraStar LLC (“NagraStar”), a joint venture that provides us with smart cards. Nagra USA owns the other 50% of NagraStar. NagraStar purchases these smart cards from NagraCard SA, a Swiss company which is an affiliate of Nagra USA. Because EchoStar is not required to consolidate NagraStar, but it does exercise significant influence, EchoStar accounted for its investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2003, 2002 and 2001, EchoStar purchased from NagraStar approximately $68.4 million, $56.2 million and $67.4 million, respectively, for smart cards. As of December 31, 2003 and 2002, amounts payable to NagraStar from EchoStar totaled $7.7 million and $5.1 million, respectively.

We purchase certain programming content from Satellite Communications Operating Corporation (“SCOC”), a wholly-owned subsidiary of ECC, and our affiliate. During the years ended December 31, 2003, 2002 and 2001, we paid SCOC approximately $15.6 million, $17.5 million and $18.3 million, respectively, for programming services. As of December 31, 2003 and 2002, there were no amounts payable to SCOC.

We lease transponders and provide certain other services to Transponder Encryption Services Corporation (“TESC”), a wholly-owned subsidiary of ECC, and our affiliate. During the years ended December 31, 2003, 2002 and 2001, we recognized approximately $89.8 million, $83.6 million and $72.2 million, respectively, of revenues

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

from TESC for leasing and other services. As of December 31, 2003 and 2002, amounts payable to TESC were $25.4 million and $4.6 million, respectively.

15. Subsequent Events

9 3/8% Senior Note Redemption

Effective February 2, 2004, we redeemed the remainder of our outstanding 9 3/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining $1.423 billion principal amount of the notes was repurchased at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to earnings in February 2004. As a result of this redemption, we have been discharged and released from our obligations under the related indenture. Subsequent to the redemption, to satisfy insurance covenants under the next most restrictive indentures related to our remaining senior notes, we are required to reclassify an amount equal to the depreciated cost of the lesser of three or half of our satellites. As an indirect result of this redemption, during February 2004, we were able to reclassify approximately $57.2 million representing the depreciated cost of two of our satellites from cash reserved for satellite insurance to cash and cash equivalents.

Gemstar-TV Guide International transaction

On March 2, 2004, EchoStar announced a long-term patent license and distribution agreement with Gemstar-TV Guide International, Inc. This transaction includes a one-time cash payment by EchoStar of $190.0 million for use of Gemstar intellectual property and technology, use of the TV Guide brand on its interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network. EchoStar also signed an agreement to resolve all outstanding litigation between it and Gemstar.

Also on March 2, 2004, EchoStar announced an agreement to acquire Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets for approximately $48.0 million in cash. EchoStar’s purchase of these businesses is subject to certain regulatory approvals and customary conditions. The effectiveness of the patent license, distribution agreements and settlement agreement are subject to certain conditions, including the closing of the SNG sale.

Exhibit Index

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)H	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003.

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

Exhibit No.	Description
4.1*	Indenture of Trust, relating to EDBS’ 9 3/8% Senior Notes due 2009 (“Ten Year Notes”), dated as of January 25, 1999, among EDBS, the Guarantors (as defined therein) and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.2*	Registration Rights Agreement, relating to the Ten Year Notes, dated as of January 25, 1999, by and among EDBS, the Guarantors and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of EDBS, Registration No. 333-71345).

4.3*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.4*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.5*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.6*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.7*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.9*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.10*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.11*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.12*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.13*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.14*	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.3*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.4*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276). **

10.5*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.6*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.7*	Satellite Construction Contract, dated as of July 18, 1996, between EDBS and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 1996, Commission File No. 0-26176).

10.8*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar LLC, dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176). ***

10.11*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

Exhibit No.	Description
10.12*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.13*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.14*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

31.1H	Section 302 Certification by Chairman and Chief Executive Officer.

31.2H	Section 302 Certification by Senior Vice President and Chief Financial Officer.

32.1H	Section 906 Certification by Chairman and Chief Executive Officer.

32.2H	Section 906 Certification by Senior Vice President and Chief Financial Officer.

H	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof. A conforming electronic copy is filed herewith.