Form 10-Q
period 2004-03-31
ECHOSTAR DBS CORP
filed 2004-05-07
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 333-31929

EchoStar DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of April 30, 2004, the Registrant’s outstanding common stock consisted of 1,015 shares of Common Stock, $0.01 par value.

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

ii

Item 1. Financial Statements

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$684,465	$968,163
Marketable investment securities	1,021,440	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $6,538 and $8,152, respectively	346,151	342,352
Inventories	243,515	154,813
Other current assets	75,737	70,904

Total current assets	2,371,308	3,465,337
Restricted cash and marketable investment securities	20	20
Cash reserved for satellite insurance	113,107	176,843
Property and equipment, net	1,753,218	1,761,376
FCC authorizations	696,242	696,242
Insurance receivable	106,000	106,000
Other noncurrent assets	76,027	88,361

Total assets	$5,115,922	$6,294,179

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$365,965	$171,660
Deferred revenue and other	599,701	514,046
Accrued programming	388,852	366,497
Other accrued expenses	411,928	434,399
Advances from affiliates	293,054	289,645
Current portion of long-term obligations	14,098	14,836
9 3/8% Senior Notes due 2009 (Note 6)	—	1,423,351

Total current liabilities	2,073,598	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
9 1/8% Senior Notes due 2009	455,000	455,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	41,541	41,994
Long-term deferred distribution and carriage payments and other long-term liabilities	141,598	155,015

Total long-term obligations, net of current portion	4,138,139	4,152,009

Total liabilities	6,211,737	7,366,443

Commitments and Contingencies (Note 7)
Stockholder’s Deficit:
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding, respectively	—	—
Additional paid-in capital	930,936	930,936
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income	812	560
Accumulated deficit	(2,027,563)	(2,002,580)

Total stockholder’s deficit	(1,095,815)	(1,072,264)

Total liabilities and stockholder’s deficit	$5,115,922	$6,294,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Revenue:
Subscriber-related revenue	$1,493,340	$1,292,980
Equipment sales	75,461	55,402
Other	8,732	8,220

Total revenue	1,577,533	1,356,602

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 8)	775,686	636,531
Satellite and transmission expenses (exclusive of depreciation shown below — Note 8)	24,777	14,615
Cost of sales — equipment	53,083	39,669
Cost of sales — other	66	3
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 8)	176,206	124,544
Other subscriber promotion subsidies	211,219	150,637
Subscriber acquisition advertising	28,745	32,661

Total subscriber acquisition costs	416,170	307,842
General and administrative	83,542	79,561
Non-cash, stock-based compensation	1,180	1,989
Depreciation and amortization (Note 8)	97,446	94,997

Total costs and expenses	1,451,950	1,175,207

Operating income	125,583	181,395

Other income (expense):
Interest income	10,307	2,535
Interest expense, net of amounts capitalized	(162,587)	(102,485)
Other	(476)	(196)

Total other income (expense)	(152,756)	(100,146)

Income (loss) before income taxes	(27,173)	81,249
Income tax benefit (provision), net	2,190	(5,811)

Net income (loss)	$(24,983)	$75,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(24,983)	$75,438
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	97,446	94,997
Non-cash, stock-based compensation recognized	1,180	1,989
Deferred tax expense	6,156	2,616
Amortization of debt discount and deferred financing costs	12,114	3,829
Change in long-term assets	35	—
Change in long-term deferred distribution and carriage payments	(5,231)	(3,529)
Other, net	767	(2,004)
Changes in current assets and current liabilities, net	184,435	27,220

Net cash flows from operating activities	271,919	200,556

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(483,353)	(182,859)
Sales of marketable investment securities	1,391,575	216,206
Purchases of property and equipment	(102,727)	(49,171)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	63,735	8,075
Other	(305)	—

Net cash flows from investing activities	868,925	(7,749)

Cash Flows From Financing Activities:
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)
Redemption of 9 3/8% Senior Notes due 2009 (Note 6)	(1,423,351)	—
Repayments of mortgage indebtedness and other notes payable	(1,191)	(159)

Net cash flows from financing activities	(1,424,542)	(375,159)

Net decrease in cash and cash equivalents	(283,698)	(182,352)
Cash and cash equivalents, beginning of period	968,163	267,692

Cash and cash equivalents, end of period	$684,465	$85,340

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$94,201	$125,567

Capitalized interest	$396	$2,273

Cash received for interest	$10,307	$2,535

Cash paid for income taxes	$1,111	$1,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

EchoStar DBS Corporation (“EDBS”, the “Company”, “we”, “us” and/or “our”) is a holding company and a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of its nine satellites and related FCC licenses into our subsidiaries.

Principal Business

Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EchoStar’s subsidiaries operate two interrelated business units:

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

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”).

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we are able to significantly influence the operating policies of the investee. When we do not significantly influence the operating policies of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred tax asset valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net income (loss)	$(24,983)	$75,438
Foreign currency translation adjustment	(305)	—
Unrealized holding gains (losses) on available-for-sale securities arising during the period	557	(161)

Comprehensive income (loss)	$(24,731)	$75,277

“Accumulated other comprehensive income” presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accounting for Stock-Based Compensation

EchoStar has elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the grant of options under its Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. EchoStar applies the disclosure only provisions Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“FAS 123”).

Pro forma information regarding net income is required by FAS 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent unvested options are forfeited upon termination of employment. The following table illustrates the effect on our net income (loss) if EchoStar had accounted for its stock-based compensation plans using the fair value method:

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net income (loss), as reported	$(24,983)	$75,438
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1,139	1,920
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,051)	(5,432)

Pro forma net income (loss), as reported	$(28,895)	$71,926

For purposes of this pro forma presentation, the fair value of each option was estimated at the date of the grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of exchange traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

Non-cash, stock-based compensation

During 1999, EchoStar adopted a plan under its 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three months ended March 31, 2004 and 2003. There is no remaining deferred compensation to be recognized under this plan subsequent to March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our condensed consolidated statements of operations. The following table shows the other expense categories in our condensed consolidated statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Subscriber-related	$51	$90
Satellite and transmission	69	89
General and administrative	1,060	1,810

Total non-cash, stock-based compensation	$1,180	$1,989

Options to purchase 7.4 million shares are outstanding pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive plan as of March 31, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.12. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2004 related to these long-term options. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

3. Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Total stockholder’s deficit”, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thus establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2004, we had unrealized gains of approximately $0.7 million as a part of accumulated other comprehensive income within “Total stockholder’s deficit”. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities are impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

4. Inventories

Inventories consist of the following:

	As of
	March 31,	December 31,
	2004	2003
	(In thousands)
Finished goods — DBS	$153,024	$103,102
Raw materials	67,084	32,545
Finished goods — remanufactured and other	15,261	14,981
Work-in-process	14,055	9,577
Consignment	2,455	1,372
Inventory allowance	(8,364)	(6,764)

Inventories, net	$243,515	$154,813

5. Satellites

EchoStar III

During January 2004, a Traveling Wave Tube Amplifier (“TWTA”) pair on our EchoStar III satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTA’s on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTA’s to provide redundancy. EchoStar III can now operate a maximum of 26 transponders but due to redundancy switching limitations and the specific channel authorizations, currently it can only operate on 17 of the 19 FCC authorized frequencies at the 61.5 degree west orbital location. In accordance with the provision of Statement of Financial Accounting Standards No. 144,

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

“Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have considered the relevant cash flows, estimated operating results and other information in evaluating the performance of EchoStar III in accordance with FAS 144 and have determined the carrying value of the satellite is fully recoverable. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar V

Our EchoStar V satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at any given time, the solar array anomalies may prevent the use of all 32 transponders for the full design life of the satellite. In addition, the momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V and may be required to reduce the remaining depreciable life as new events or circumstances develop.

EchoStar VII

During March 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated design life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

Satellite Insurance

In September 1998, we filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras — Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered us a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that we did not abide by the exact terms of the insurance policies.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

We strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, we are pursuing our arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and our arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The New York arbitration is expected to involve additional proceedings before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, we will receive in either the New York or the London arbitrations or, if we do, that we will retain title to EchoStar IV with its reduced capacity.

The indentures related to certain of our senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least three of the ten satellites we own or lease. We currently do not carry traditional insurance for any of our satellites. To satisfy insurance covenants related to our senior notes, we classify an amount equal to the depreciated cost of three of our satellites as “Cash reserved for satellite insurance” on our balance sheet. As of March 31, 2004, this amount totaled approximately $113.1 million. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we can again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring that insurance are no longer applicable.

6. Long-Term Debt

9 3/8% Senior Note Redemption

Effective February 2, 2004, we redeemed the remaining $1.423 billion principal amount of our outstanding 9 3/8% Senior Notes due 2009 at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to earnings in February 2004.

7. Commitments and Contingencies

Contingencies

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

substantially all providers of satellite-delivered network programming other than EchoStar agreed to this cut-off schedule, although EchoStar does not know if they adhered to this schedule.

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs –Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were recently awarded approximately $4.8 million in attorneys’ fees. The amount is substantially less than the amount the plaintiffs sought. EchoStar filed a notice of appeal and a motion to amend the fee award and for reconsideration of the fee award. It is not possible to make a firm assessment of the probable outcome of the appeal or motion or to determine the extent of any potential liability for the fee award.

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

EchoStar believes the District Court made a number of errors and appealed the District Court’s decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of additional patents and asserted new patent infringement counterclaims.

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (see Note 11).

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. EchoStar examined these patents and believes that they are not infringed by any of its products or services.

It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. Gemstar’s claim against EchoStar was resolved as a part of the settlement discussed above.

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit.

On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal Circuit Decision was denied. Based upon the settlement with Gemstar, EchoStar now has an additional defense in this case based upon a license from Gemstar. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. EchoStar has examined this patent and does not believe that it is infringed by any of its products or services. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact as to whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of EchoStar’s Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including EchoStar, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that EchoStar received voidable or fraudulent prepayments of approximately $40.0 million. EchoStar typically invests in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of EchoStar’s investment in Enron commercial paper, it was considered to be high quality

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

8. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Satellites	$33,640	$36,009
Equipment leased to customers	37,278	35,184
Furniture, fixtures and equipment	25,498	22,766
Amortizable intangibles	54	54
Buildings and improvements	747	726
Tooling and other	229	258

Total depreciation and amortization expense	$97,446	$94,997

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or equipment leased to customers.

9. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units. The “All other” category consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS 131 do not apply.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Revenue
DISH Network	$1,538,888	$1,314,317
ETC	17,490	18,958
All other	24,983	27,797
Eliminations	(1,565)	(2,024)

Total EchoStar consolidated	1,579,796	1,359,048
Other EchoStar activity	(2,263)	(2,446)

Total revenue EDBS and subsidiaries	$1,577,533	$1,356,602

Net income (loss)
DISH Network	$(45,614)	$55,210
ETC	(4,709)	(5,534)
All other	7,437	8,241

Total EchoStar consolidated	(42,886)	57,917
Other EchoStar activity	17,903	17,521

Total net income (loss) EDBS and subsidiaries	$(24,983)	$75,438

10. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the combined Subsidiary Guarantors for the three months ended March 31, 2004 and 2003. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities:

EDBS Parent Company Only (referred to as “EDBS – PC”)

Subsidiary Guarantors and Other Subsidiaries

Consolidating and Eliminating Adjustments (referred to as “C&E”)

Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets – As of March 31, 2004

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$675,042	$9,423	$—	$684,465
Marketable investment securities	1,021,440	—	—	1,021,440
Trade accounts receivable, net of allowance for uncollectible accounts of $6,538	—	346,151	—	346,151
Inventories	—	243,515	—	243,515
Other current assets	(3,134)	78,871	—	75,737

Total current assets	1,693,348	677,960	—	2,371,308
Restricted cash	—	20	—	20
Cash reserved for satellite insurance	113,107	—	—	113,107
Property and equipment, net	—	1,753,218	—	1,753,218
FCC authorizations	—	696,242	—	696,242
Investment in subsidiaries	1,950,406	2	(1,950,408)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	55,137	20,890	—	76,027

Total assets	$3,917,998	$3,148,332	$(1,950,408)	$5,115,922

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$13,384	$352,581	$—	$365,965
Deferred revenue	—	599,701	—	599,701
Accrued programming	—	388,852	—	388,852
Other accrued expenses	123,628	288,300	—	411,928
Advances (to) from affiliates, net	888,103	(595,049)	—	293,054
Current portion of long-term obligations	1,014	13,084	—	14,098

Total current liabilities	1,026,129	1,047,469	—	2,073,598

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	455,000	—	—	455,000
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	1,550	39,991	—	41,541
Long-term deferred distribution and carriage payments and other long-term liabilities	31,134	110,464	—	141,598

Total long-term obligations, net of current portion	3,987,684	150,455	—	4,138,139

Total liabilities	5,013,813	1,197,924	—	6,211,737

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Members’ equity	—	1,791,730	(1,791,730)	—
Additional paid-in capital	930,936	1,707	(1,707)	930,936
Accumulated other comprehensive income	812	—	—	812
Accumulated equity (deficit)	(2,027,563)	156,963	(156,963)	(2,027,563)

Total stockholder’s equity (deficit)	(1,095,815)	1,950,408	(1,950,408)	(1,095,815)

Total liabilities and stockholder’s equity (deficit)	$3,917,998	$3,148,332	$(1,950,408)	$5,115,922

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Three Months Ended March 31, 2004

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,587,033	$(93,693)	$1,493,340
Equipment sales	—	75,461	—	75,461
Other	—	8,732	—	8,732

Total revenue	—	1,671,226	(93,693)	1,577,533

Costs and Expenses:
Subscriber-related expenses	—	869,377	(93,691)	775,686
Satellite and transmission expenses	—	24,777	—	24,777
Cost of sales — equipment	—	53,083	—	53,083
Cost of sales — other	—	68	(2)	66
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	176,206	—	176,206
Other subscriber promotion subsidies	—	211,219	—	211,219
Subscriber acquisition advertising	—	28,745	—	28,745

Total subscriber acquisition costs	—	416,170	—	416,170
General and administrative	140	83,402	—	83,542
Non-cash, stock-based compensation	—	1,180	—	1,180
Depreciation and amortization	—	97,446	—	97,446

Total costs and expenses	140	1,545,503	(93,693)	1,451,950

Operating income	(140)	125,723	—	125,583

Other income (expense):
Interest income	10,288	19	—	10,307
Interest expense, net of amounts capitalized	(161,717)	(870)	—	(162,587)
Equity in earnings (losses) of subsidiaries	120,811	—	(120,811)	—
Other	(120)	(356)	—	(476)

Total other income (expense)	(30,738)	(1,207)	(120,811)	(152,756)

Income (loss) before income taxes	(30,878)	124,516	(120,811)	(27,173)
Income tax benefit (provision), net	5,895	(3,705)	—	2,190

Net income (loss)	$(24,983)	$120,811	$(120,811)	$(24,983)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Three months ended March 31, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,353,037	$(60,057)	$1,292,980
Equipment sales	—	55,402	—	55,402
Other	—	8,220	—	8,220

Total revenue	—	1,416,659	(60,057)	1,356,602

Costs and Expenses:
Subscriber-related expenses	—	696,585	(60,054)	636,531
Satellite and transmission expenses	—	14,615	—	14,615
Cost of sales — equipment	—	39,669	—	39,669
Cost of sales — other	—	6	(3)	3
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	124,544	—	124,544
Other subscriber promotion subsidies	—	150,637	—	150,637
Subscriber acquisition advertising	—	32,661	—	32,661

Total subscriber acquisition costs	—	307,842	—	307,842
General and administrative	—	79,561	—	79,561
Non-cash, stock-based compensation	—	1,989	—	1,989
Depreciation and amortization	—	94,997	—	94,997

Total costs and expenses	—	1,235,264	(60,057)	1,175,207

Operating income	—	181,395	—	181,395

Other income (expense):
Interest income	2,523	12	—	2,535
Interest expense, net of amounts capitalized	(101,782)	(703)	—	(102,485)
Equity in earnings (losses) of subsidiaries	177,431	—	(177,431)	—
Other	(13)	(183)	—	(196)

Total other income (expense)	78,159	(874)	(177,431)	(100,146)

Income (loss) before income taxes	78,159	180,521	(177,431)	81,249
Income tax benefit (provision), net	(2,721)	(3,090)	—	(5,811)

Net income (loss)	$75,438	$177,431	$(177,431)	$75,438

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows – Three months ended March 31, 2004

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(24,983)	$120,811	$(120,811)	$(24,983)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	97,446	—	97,446
Equity in losses (earnings) of affiliates	(120,811)	—	120,811	—
Non-cash, stock-based compensation recognized	—	1,180	—	1,180
Deferred tax expense	327	5,829	—	6,156
Amortization of debt discount and deferred financing costs	12,091	23	—	12,114
Change in long-term assets	—	35	—	35
Change in long-term deferred distribution and carriage payments	—	(5,231)	—	(5,231)
Other, net	—	767	—	767
Changes in current assets and current liabilities, net	(26,608)	211,043	—	184,435

Net cash flows from operating activities	(159,984)	431,903	—	271,919

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(483,353)	—	—	(483,353)
Sales of marketable investment securities	1,391,575	—	—	1,391,575
Purchases of property and equipment	—	(102,727)	—	(102,727)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	63,735	—	—	63,735
Other	—	(305)	—	(305)

Net cash flows from investing activities	971,957	(103,032)	—	868,925

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	334,030	(334,030)	—	—
Redemption of 9 3/8% Senior Notes due 2009	(1,423,351)	—	—	(1,423,351)
Repayments of mortgage indebtedness and other notes payable	(267)	(924)	—	(1,191)

Net cash flows from financing activities	(1,089,588)	(334,954)	—	(1,424,542)

Net decrease in cash and cash equivalents	(277,615)	(6,083)	—	(283,698)
Cash and cash equivalents, beginning of period	952,657	15,506	—	968,163

Cash and cash equivalents, end of period	$675,042	$9,423	$—	$684,465

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows – Three months ended March 31, 2003

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$75,438	$177,431	$(177,431)	$75,438
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	94,997	—	94,997
Equity in losses (earnings) of affiliates	(177,431)	—	177,431	—
Non-cash, stock-based compensation recognized	—	1,989	—	1,989
Deferred tax expense	(37,633)	40,249	—	2,616
Amortization of debt discount and deferred financing costs	3,826	3	—	3,829
Change in long-term deferred distribution and carriage payments	—	(3,529)	—	(3,529)
Other, net	—	(2,004)	—	(2,004)
Changes in current assets and current liabilities, net	115,345	(88,125)	—	27,220

Net cash flows from operating activities	(20,455)	221,011	—	200,556

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(182,859)	—	—	(182,859)
Sales of marketable investment securities	216,206	—	—	216,206
Purchases of property and equipment	—	(49,171)	—	(49,171)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	8,075	—	—	8,075

Net cash flows from investing activities	41,422	(49,171)	—	(7,749)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	176,618	(176,618)	—	—
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—	(375,000)
Repayments of mortgage indebtedness and other notes payable	—	(159)	—	(159)

Net cash flows from financing activities	(198,382)	(176,777)	—	(375,159)

Net decrease in cash and cash equivalents	(177,415)	(4,937)	—	(182,352)
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$82,369	$2,971	$—	$85,340

11. Subsequent Events

Gemstar-TV Guide International Transaction

As previously disclosed, EchoStar entered into a long-term non-exclusive patent license and distribution agreement with Gemstar-TV Guide International, Inc. for a cash payment of $190.0 million. EchoStar also agreed to acquire Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets for $48.0 million. EchoStar further agreed to resolve all outstanding litigation between it and Gemstar. With the exception of EchoStar’s purchase of the SpaceCom businesses and related assets, these agreements closed on April 5, 2004. EchoStar expects the remaining SpaceCom acquisition to close later during the second quarter of 2004.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, as well as rental and additional outlet fees from subscribers with multiple set-top boxes. Contemporaneous with the March 2004 commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”), “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that relationship. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

Development and implementation fees received from SBC are being recognized in “Subscriber-related revenue” over a period of the next several years.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in the operation of our DISH Network customer service centers, programming expenses, copyright royalties, residual commissions, and billing, lockbox and other variable subscriber expenses. “Subscriber-related expenses” also include costs related to subscriber retention. Contemporaneous with the March 2004 commencement of sales of co-branded services pursuant to our agreement with SBC, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized upon completion of the services.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold to an international DBS service provider and sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and certain returned equipment received from disconnecting lease program subscribers from our calculation of “Subscriber acquisition costs.”

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

SAC. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing total subscriber acquisition costs for a period by the number of gross new DISH Network subscribers during the period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

General and administrative expenses. "General and administrative expenses” primarily include employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with administration.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income”, “Taxes” and “Depreciation and amortization”. Effective April 1, 2003, we include “Other income and expense” items in our definition of EBITDA. All prior period amounts conform to the current period presentation.

DISH Network Subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with SBC and other similar marketing arrangements, in our DISH Network subscriber count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, AT60 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

Monthly average revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by different companies in the same or similar businesses. Average monthly revenue per subscriber, or ARPU, is calculated by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenues” during the period divided by the number of months in the period) by average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two. As discussed in “Subscriber-related revenue” above, effective January 1, 2004 we include amounts previously reported as “Other subscriber-related revenue” in our ARPU calculation. All prior period amounts conform to the current period presentation.

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating churn and believe presentations of churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. Average monthly churn for any period is calculated by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers eligible to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers eligible to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

	For the Three Months Ended
	March 31,		Variance
	2004	2003	Fav/(Unfav)%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,493,340	$1,292,980	$200,360	15.5%
Equipment sales	75,461	55,402	20,059	36.2%
Other	8,732	8,220	512	6.2%

Total revenue	1,577,533	1,356,602	220,931	16.3%

Costs and Expenses:
Subscriber-related expenses	775,686	636,531	(139,155)	(21.9%)
% of Subscriber-related revenue	51.9%	49.2%
Satellite and transmission expenses	24,777	14,615	(10,162)	(69.5%)
% of Subscriber-related revenue	1.7%	1.1%
Cost of sales — equipment	53,083	39,669	(13,414)	(33.8%)
% of Equipment sales	70.3%	71.6%
Cost of sales — other	66	3	(63)	(2100.0%)
Subscriber acquisition costs	416,170	307,842	(108,328)	(35.2%)
General and administrative	83,542	79,561	(3,981)	(5.0%)
% of Total revenue	5.3%	5.9%
Non-cash, stock-based compensation	1,180	1,989	809	40.7%
Depreciation and amortization	97,446	94,997	(2,449)	(2.6%)

Total costs and expenses	1,451,950	1,175,207	(276,743)	(23.5%)

Operating income	125,583	181,395	(55,812)	(30.8%)

Other income (expense):
Interest income	10,307	2,535	7,772	306.6%
Interest expense, net of amounts capitalized	(162,587)	(102,485)	(60,102)	(58.6%)
Other	(476)	(196)	(280)	(142.9%)

Total other income (expense)	(152,756)	(100,146)	(52,610)	(52.5%)

Income (loss) before income taxes	(27,173)	81,249	(108,422)	(133.4%)
Income tax benefit (provision), net	2,190	(5,811)	8,001	137.7%

Net income (loss)	$(24,983)	$75,438	$(100,421)	(133.1%)

Subscribers (in millions), as of period end	9.785	8.530	1.255	14.7%

Monthly churn percentage	1.48%	1.36%	(0.12%)	(8.8%)

Average subscriber acquisition costs per subscriber (“SAC”)	$530	$448	$(82)	(18.3%)

Average revenue per subscriber (“ARPU”)	$51.76	$51.60	$0.16	0.3%

EBITDA	$222,553	$276,196	$(53,643)	(19.4%)

DISH Network subscribers. As of March 31, 2004, we had approximately 9.785 million DISH Network subscribers compared to approximately 8.530 million DISH Network subscribers at March 31, 2003, an increase of approximately 14.7%. DISH Network added approximately 360,000 net new DISH Network subscribers for the quarter ended March 31, 2004 compared to approximately 350,000 net new DISH Network subscribers during the same period in 2003. As the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber additions during the second half of 2003 were negatively impacted by delays in the delivery of several newly developed products in the third and fourth quarter of 2003. These delays were eliminated during the first quarter of 2004, except for some spot shortages of specialty products.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.493 billion for the three months ended March 31, 2004, an increase of $200.4 million or 15.5% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. The increase in “Subscriber-related revenue” was partially offset by our free and reduced price programming promotions, and credits issued to our subscribers as a result of Viacom’s decision to temporarily revoke our right to distribute their programming channels. DISH Network “Subscriber-related revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

We provided credits to some of our subscribers to compensate them for the temporary unavailability of Viacom programming discussed above. The majority of our customers received a $1.00 credit. Approximately 1.7 million of our subscribers who are in CBS markets owned and operated by Viacom received $2.00 credits. On average, our subscriber base received a credit of slightly over $1.00. These credits had the effect of reducing operating margins, earnings and free cash flow during the first quarter of 2004, but are not expected to have a material impact on overall 2004 results.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $51.76 during the three months ended March 31, 2004 and approximately $51.60 during the same period in 2003. The $0.16 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. We provided local channels by satellite in 111 markets as of March 31, 2004 as compared to 62 markets as of March 31, 2003. These increases were partially offset by subscriber promotions under which new subscribers received selected free programming for the first three months of their term of service, other promotions under which subscribers received discounted programming, and the credits issued to our subscribers for the temporary unavailability of Viacom programming discussed above. While there can be no assurance, subject to the risks described below, we expect ARPU to continue to increase.

Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

Equipment sales. For the three months ended March 31, 2004, “Equipment sales” totaled $75.5 million, an increase of $20.1 million compared to the same period during 2003. This increase principally resulted from an increase in sales of DBS accessories to DISH Network subscribers. The increase in sales of DBS accessories primarily relates to subscriber equipment upgrades to support the launch of additional programming, including local markets.

Subscriber-related expenses. “Subscriber-related expenses” totaled $775.7 million during the three months ended March 31, 2004, an increase of $139.2 million or 21.9% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.9% and 49.2% of “Subscriber-related revenue” during the three months ended March 31, 2004 and 2003, respectively. The

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs during the quarter ended March 31, 2004 compared to the same period in 2003. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by an increase in monthly average revenue per DISH Network subscriber and increased operating efficiencies. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue”, and as we add co-branded subscribers to our subscriber base. Any increase in this ratio is expected to be partially offset by an expected increase in ARPU.

We currently offer local broadcast channels in approximately 120 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate it is expected that churn would be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $24.8 million during the three months ended March 31, 2004, a $10.2 million increase compared to the same period in 2003. The increase primarily related to additional lease payment obligations pursuant to our Fixed Satellite Service (“FSS”) agreements. This increase also resulted from launch and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. We provided local channels by satellite in 111 markets as of March 31, 2004 as compared to 62 markets as of March 31, 2003. “Satellite and transmission expenses” totaled 1.7% and 1.1% of “Subscriber-related revenue” during each of the three months ended March 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from the increase in FSS lease payments and the additional launch and operational costs discussed above. These expenses will increase further in the future to the extent we enter into additional satellite lease agreements, obtain traditional satellite insurance, and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $53.1 million during the three months ended March 31, 2004, an increase of $13.4 million compared to the same period in 2003. This increase related primarily to the increase in sales of DBS accessories to DISH Network subscribers discussed above. “Cost of sales — equipment” represented 70.3% and 71.6% of “Equipment sales”, during the three months ended March 31, 2004 and 2003, respectively. The decrease in the expense to revenue ratio principally related to an improvement in margins from digital set-top box sales to an international DBS service provider and an increase in sales of higher-margin DBS accessories.

Subscriber acquisition costs. During the three months ended March 31, 2004, our subscriber acquisition costs totaled approximately $416.2 million, or approximately $530 per new DISH Network subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2003 totaled approximately $307.8 million, or approximately $448 per new DISH Network subscriber activation. The increase principally resulted from an increase in the sale of equipment at little or no cost to the subscriber, including our promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder. Further, during the three months ended March 31, 2004, we had more subscribers who activated with multiple tuners and receivers or advanced products which resulted in increased installation costs, as compared to the same period in 2003. This increase was partially offset by more subscribers participating in our equipment lease program and reduced subscriber acquisition marketing. We anticipate that our per activation subscriber acquisition costs will be positively impacted as we add co-branded subscribers to our subscriber base. Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

We do not include the value of equipment capitalized under our lease program in our calculation of SAC. We also do not include in that calculation the value of equipment returned by disconnecting lease program subscribers, or payments from subscribers for unreturned equipment. If these amounts were included, our SAC would have been approximately $604 during the three months ended March 31, 2004 compared to $479 during the same period in 2003. Equipment capitalized under our lease program totaled approximately $71.8 million and $26.8 million for the three months ended March 31, 2004 and 2003, respectively. Returned equipment received from disconnecting lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned, totaled approximately $13.8 million and $5.9 million during the three months ended March 31, 2004 and 2003, respectively.

Our equipment lease penetration increased during the three months ended March 31, 2004 as compared to the same period in 2003 as a result of changes in our equipment lease program. Our per activation subscriber acquisition costs will be positively impacted to the extent our equipment lease penetration continues to increase. Additional penetration of our equipment lease program will also increase capital expenditures.

General and administrative expenses. “General and administrative expenses” totaled $83.5 million during the three months ended March 31, 2004, an increase of $4.0 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.3% and 5.9% of “Total revenue” during the three months ended March 31, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues and improvements in operational efficiencies.

Non-cash, stock-based compensation. During 1999, EchoStar adopted a plan under its 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the three months ended March 31, 2004, we recognized $1.2 million of compensation under this performance-based plan, a decrease of $0.8 million compared to the same period in 2003. There is no remaining deferred compensation to be recognized under this plan subsequent to March 31, 2004.

We report all non-cash compensation based on stock option appreciation as a single expense category in our condensed consolidated statements of operations. The following table shows the other expense categories in our condensed consolidated statements of operations that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Subscriber-related	$51	$90
Satellite and transmission	69	89
General and administrative	1,060	1,810

Total non-cash, stock-based compensation	$1,180	$1,989

In addition, options to purchase 7.4 million shares are outstanding under our long-term incentive plan as of March 31, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the date they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.12. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2004 related to these long-term options. We will record the related compensation at the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $97.4 million during the three months ended March 31, 2004, a $2.4 million increase compared to the same period in 2003. The increase in

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

“Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, equipment leased to customers and other additional depreciable assets placed in service during 2003 and the first quarter in 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the first quarter of 2004. This partially offset the increase in depreciation expense discussed above.

Interest income. “Interest income” totaled $10.3 million during the three months ended March 31, 2004, an increase of $7.8 million compared to the same period in 2003. This increase principally resulted from higher average balances on our cash and marketable investment securities partially offset by lower returns earned on these securities in 2004 as compared to the same period in 2003.

Interest expense, net of amounts capitalized. “Interest expense” totaled $162.6 million during the three months ended March 31, 2004, an increase of $60.1 million compared to the same period in 2003. This increase primarily resulted from prepayment premiums and the write-off of debt issuance costs totaling approximately $77.5 million related to the redemption of our 9 3/8% Senior Notes due 2009 during February 2004, and additional interest expense totaling approximately $36.4 million related to our $2.5 billion senior notes offering during October 2003. This increase was partially offset by a reduction in interest expense of approximately $35.6 million as a result of the debt redemptions and repurchases during 2003 and February 2004, and prepayment premiums and the write-off of debt issuance costs totaling approximately $20.6 million related to the redemption of our 9 1/4 % Senior Notes due 2006 during February 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $222.6 million during the three months ended March 31, 2004, compared to $276.2 million during the same period in 2003. The decrease in EBITDA was primarily attributable to a $55.8 million reduction in “Operating income” resulting from the changes in operating revenue and expenses discussed above. EBITDA does not include the impact of capital expenditures under our equipment lease program of approximately $71.8 million and $26.8 million during the three months ended March 31, 2004 and 2003, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
EBITDA	$222,553	$276,196
Less:
Interest expense, net	152,280	99,950
Income tax provision, net	(2,190)	5,811
Depreciation and amortization	97,446	94,997

Net income	$(24,983)	$75,438

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

Net income (loss). “Net (loss)” was $(25.0) million during the three months ended March 31, 2004, a decrease of $100.4 million compared to “Net income” of $75.4 million for the same period in 2003. The decrease was primarily attributable to a decrease in “Operating income” and increases in “Interest expense, net of amounts capitalized”

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

resulting from the factors discussed above, offset by a $7.8 million increase in “Interest income” discussed above and an $8.0 million improvement in our “Income tax provision, net.” Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Subscriber Turnover

Our percentage monthly churn for the three months ended March 31, 2004 was approximately 1.48%, compared to our percentage churn for the same period in 2003 of approximately 1.36%. We believe the increase in churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties targeted at DISH Network subscribers, customer retention segmentation, piracy, and impacts from the temporary unavailability of Viacom programming.

Effective February 1, 2004, we introduced our Digital Home Advantage promotion. Under this promotion, subscribers who lease equipment are not required to enter into minimum programming commitments. Prior to introduction of this promotion, a greater percentage of our new subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. Digital Home Advantage subscribers may be more likely to terminate during their first year of service since there is no financial disincentive for them to terminate. Consequently, churn during 2004 may be higher than it otherwise would be until the full impact of the change in promotional mix has been absorbed.

We currently offer local broadcast channels in approximately 120 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate it is expected that churn would be negatively impacted.

In addition, if the FCC finds that our current “must carry” methods are not in compliance with the “must carry” rules, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in churn and a small reduction in average monthly revenue per subscriber.

Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause churn to increase in future periods. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs –Fox and the associations affiliated with each of the four networks.

A trial took place during April 2003 and the Court issued its final judgment in June 2003. The District Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were recently awarded approximately $4.8 million in attorneys’ fees. The amount is substantially less than the amount the plaintiffs sought. EchoStar filed a notice of appeal and a motion to amend the fee award and for reconsideration of the fee award. It is not possible to make a firm assessment of the probable outcome of the appeal or motion or to determine the extent of any potential liability for the fee award.

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

PART II — OTHER INFORMATION

EchoStar believes the District Court made a number of errors and appealed the District Court’s decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

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

In December 2000, EchoStar filed suit against Gemstar-TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. Gemstar filed counterclaims alleging infringement of additional patents and asserted new patent infringement counterclaims.

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (see Note 11).

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. EchoStar examined these patents and believes that they are not infringed by any of its products or services.

It is EchoStar’s understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. Gemstar’s claim against EchoStar was resolved as a part of the settlement discussed above.

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of EchoStar’s products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of EchoStar’s current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit.

On February 12, 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal

PART II — OTHER INFORMATION

Circuit Decision was denied. Based upon the settlement with Gemstar, EchoStar now has an additional defense in this case based upon a license from Gemstar. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly electronic programming guide and related features that EchoStar currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid as being indefinite in violation of 35 U.S.C. Sec. 112. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. EchoStar has examined this patent and does not believe that it is infringed by any of its products or services. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor.

PART II — OTHER INFORMATION

Specifically, the Court found there were triable issues of fact as to whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. On March 24, 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of EchoStar’s satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court has not ruled on either of the two motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of EchoStar’s Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. During July 2003, the Court granted the

PART II — OTHER INFORMATION

defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including EchoStar, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that EchoStar received voidable or fraudulent prepayments of approximately $40.0 million. EchoStar typically invests in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of EchoStar’s investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to individual forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has now conducted approximately thirty-five days of hearings. The New York arbitration is expected to involve additional proceedings before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, EchoStar will receive in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

PART II — OTHER INFORMATION

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.2	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.3	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.4	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.5	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
31.1	Section 302 Certification by Chairman and Chief Executive Officer
31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification by Chairman and Chief Executive Officer
32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer

(b)	Reports on Form 8-K.

On February 2, 2004, we filed a Current Report on Form 8-K to report that we completed the previously announced optional redemption of our 9 3/8% Senior Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION
	By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. McDonnell
Michael R. McDonnell
Date: May 7, 2004		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.2	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.3	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.4	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
10.5	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No. 0-26176).
31.1	Section 302 Certification by Chairman and Chief Executive Officer
31.2	Section 302 Certification by Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification by Chairman and Chief Executive Officer
32.2	Section 906 Certification by Senior Vice President and Chief Financial Officer