Form 10-Q
period 2004-06-30
ECHOSTAR DBS CORP
filed 2004-08-10
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 333-31929

EchoStar DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1328967 (I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of July 30, 2004, the Registrant’s outstanding common stock consisted of 1,015 shares of Common Stock, $0.01 par value.

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

PART I – FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2004 and December 31, 2003 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Narrative Analysis of Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	*
Item 4. Controls and Procedures	42
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 2. Changes in Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	49
Signatures	50
Section 302 Certification by Chairman & CEO
Section 302 Certification by Executive Vice President & CFO
Section 906 Certification by Chairman & CEO
Section 906 Certification by Executive Vice President & CFO

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	new provisions of the Satellite Home Viewer Improvement Act may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives, which could result in extended interruptions of some of the channels we offer;

•	we currently do not have traditional commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS – Continued

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

ii

ECHOSTAR DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	June 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$632,635	$968,163
Marketable investment securities	840,881	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $8,474 and $8,152, respectively	446,733	342,352
Inventories	333,654	154,813
Other current assets	115,021	70,904

Total current assets	2,368,924	3,465,337
Restricted cash and marketable investment securities	20	20
Cash reserved for satellite insurance	107,143	176,843
Property and equipment, net	1,803,013	1,761,376
FCC authorizations	696,242	696,242
Insurance receivable	106,000	106,000
Other noncurrent assets (Note 6)	425,267	88,361

Total assets	$5,506,609	$6,294,179

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$217,321	$171,660
Deferred revenue and other	698,387	514,046
Accrued programming	610,440	366,497
Other accrued expenses	383,256	434,399
Advances from affiliates	303,919	289,645
Current portion of long-term obligations	14,108	14,836
9 3/8% Senior Notes due 2009 (Note 7)	—	1,423,351

Total current liabilities	2,227,431	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	1,000,000
9 1/8% Senior Notes due 2009 (Note 7)	446,153	455,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	41,369	41,994
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities (Note 6)	279,988	155,015

Total long-term obligations, net of current portion	4,267,510	4,152,009

Total liabilities	6,494,941	7,366,443

Commitments and Contingencies (Note 8)
Stockholder’s Deficit:
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding, respectively	—	—
Additional paid-in capital	930,535	930,936
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income	(2,862)	560
Accumulated deficit	(1,916,005)	(2,002,580)

Total stockholder’s deficit	(988,332)	(1,072,264)

Total liabilities and stockholder’s deficit	$5,506,609	$6,294,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenue:
Subscriber-related revenue	$1,660,253	$1,342,907	$3,153,593	$2,635,887
Equipment sales	84,975	61,805	160,436	117,207
Other	30,814	8,023	39,546	16,243

Total revenue	1,776,042	1,412,735	3,353,575	2,769,337

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	904,391	659,125	1,680,077	1,295,656
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	26,437	15,152	51,214	29,767
Cost of sales — equipment	67,735	44,578	120,818	84,247
Cost of sales — other	10,444	19	10,510	22
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	136,044	98,361	312,250	222,905
Other subscriber promotion subsidies	198,559	148,892	409,778	299,529
Subscriber acquisition advertising	32,291	38,878	61,036	71,539

Total subscriber acquisition costs	366,894	286,131	783,064	593,973
General and administrative	92,588	85,845	176,130	165,406
Non-cash, stock-based compensation	—	(217)	1,180	1,772
Depreciation and amortization (Note 9)	120,925	97,238	218,371	192,235

Total costs and expenses	1,589,414	1,187,871	3,041,364	2,363,078

Operating income	186,628	224,864	312,211	406,259

Other income (expense):
Interest income	7,179	1,775	17,486	4,310
Interest expense, net of amounts capitalized	(75,538)	(79,672)	(238,125)	(182,157)
Other	(210)	338	(686)	142

Total other income (expense)	(68,569)	(77,559)	(221,325)	(177,705)

Income (loss) before income taxes	118,059	147,305	90,886	228,554
Income tax benefit (provision), net	(6,501)	(4,874)	(4,311)	(10,685)

Net income (loss)	$111,558	$142,431	$86,575	$217,869

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$86,575	$217,869
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	218,371	192,235
Non-cash, stock-based compensation recognized	1,180	1,772
Deferred tax expense (benefit)	3,438	2,279
Amortization of debt discount and deferred financing costs	13,322	5,170
Change in long-term assets	(44,681)	(49,333)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	68,311	(2,872)
Other, net	1,945	894
Changes in current assets and current liabilities, net	118,064	96,227

Net cash flows from operating activities	466,525	464,241

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,263,094)	(479,457)
Sales of marketable investment securities	2,348,157	409,955
Purchases of property and equipment	(280,293)	(107,487)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	69,700	16,140
Asset acquisition (Note 6)	(236,610)	—
FCC auction deposits	(6,100)	—
Other	(262)	—

Net cash flows from investing activities	631,498	(160,849)

Cash Flows From Financing Activities:
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)
Redemption of 9 3/8% Senior Notes due 2009 (Note 7)	(1,423,351)	—
Repurchase of 9 1/8% Senior Notes due 2009 (Note 7)	(8,847)	—
Repayments of mortgages and other notes payable	(1,353)	(1,010)

Net cash flows from financing activities	(1,433,551)	(376,010)

Net increase (decrease) in cash and cash equivalents	(335,528)	(72,618)
Cash and cash equivalents, beginning of period	968,163	267,692

Cash and cash equivalents, end of period	$632,635	$195,074

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$212,193	$178,709

Capitalized interest	$—	$4,591

Cash received for interest	$17,486	$4,310

Cash paid for income taxes	$3,842	$5,137

Assumption of net operating liabilities in asset acquisition (Note 6)	$27,685	$—

Assumption of long-term deferred revenue (Note 6)	$52,727	$—

Forfeitures of deferred non-cash, stock-based compensation	$—	$2,394

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

Principal Business

Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EchoStar’s subsidiaries operate two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite subscription television service in the United States which we refer to as “DBS”; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC-allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”). The results of operations for the three and six months ended June 2004 include a charge of approximately $13.0 million to establish a reserve for estimated “Subscriber-related expenses” relating to prior periods. This reserve may increase or decrease in future periods.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” Additionally, “Equipment sales” and “Cost of sales – equipment” now include non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue and “Cost of sales – other,” respectively. All prior period amounts were reclassified to conform to the current period presentation.

ECHOSTAR COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Net income (loss)	$111,558	$142,431	$86,575	$217,869
Foreign currency translation adjustment	43	—	(262)	—
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(3,717)	8	(3,160)	(153)

Comprehensive income (loss)	$107,884	$142,439	$83,153	$217,716

“Accumulated other comprehensive income” presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accounting for Stock-Based Compensation

EchoStar has elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the grant of options under its stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. EchoStar applies the “disclosure only” provisions of Statement of Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

Pro forma information regarding net income is required by SFAS 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

is reversed to the extent unvested options are forfeited upon termination of employment. The following table illustrates the effect on our net income (loss) if EchoStar had accounted for its stock-based compensation plans using the fair value method:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Net income (loss), as reported	$111,558	$142,431	$86,575	$217,869
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	(209)	1,139	1,710
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,322)	(6,500)	(10,296)	(11,931)

Pro forma net income (loss), as reported	$106,236	$135,722	$77,418	$207,648

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

Non-cash, stock-based compensation

During 1999, EchoStar adopted a plan under its 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. The table below shows the amount of compensation expense recognized under this performance-based plan for the three and six months ended June 30, 2004 and 2003. There is no remaining deferred compensation to be recognized under this plan subsequent to March 31, 2004.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Subscriber-related	$—	$(201)	$51	$(111)
Satellite and transmission	—	90	69	179
General and administrative	—	(106)	1,060	1,704

Total non-cash, stock-based compensation	$—	$(217)	$1,180	$1,772

Options to purchase 7.2 million shares were outstanding pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive plan as of June 30, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.11. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the six months ended June 30, 2004 related to these long-term options. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, could result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

3. Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income”, net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of June 30, 2004, we had unrealized losses of approximately $3.1 million as a part of “Accumulated other comprehensive income” within “Total stockholder’s deficit”. During the six months ended June 30, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for non-cash consideration (Note 6). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the six months ended June 30, 2004, we did not record any impairment charges with respect to these instruments.

4. Inventories

Inventories consist of the following:

	As of
	June 30,	December 31,
	2004	2003
	(In thousands)
Finished goods — DBS	$210,204	$103,102
Raw materials	89,033	32,545
Finished goods — remanufactured and other	23,880	14,981
Work-in-process	15,704	9,577
Consignment	2,353	1,372
Inventory allowance	(7,520)	(6,764)

Inventories, net	$333,654	$154,813

5. Satellites

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), We consider the relevant cash flows, estimated operating results and other information in evaluating the performance of our satellites in accordance with SFAS 144 and have determined the carrying value of our satellites are fully recoverable. We will continue to evaluate the performance of our satellites as new events or changes in circumstances become known.

EchoStar III

During January 2004, a Traveling Wave Tube Amplifier (“TWTA”) pair on our EchoStar III satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTAs on the satellite to date. While originally designed to operate a maximum of 32 transponders at any given time, the satellite was equipped with a total of 44 TWTAs to provide redundancy. EchoStar III can now operate a maximum of 26 transponders but due to redundancy switching limitations and specific channel authorizations, currently it can only operate on 18 of the 19 FCC authorized frequencies we own or lease at the 61.5 degree west orbital location. While we don’t expect a large number of TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

EchoStar V

Our EchoStar V satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at any given time, the solar array anomalies may prevent the use of all 32 transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V and may be required to reduce the remaining depreciable life as new events or circumstances develop.

EchoStar VI

Prior to 2004, EchoStar VI had lost a total of 3 solar array strings. In April 2004 and again in July 2004, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings, bringing the total number of string losses to five. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

EchoStar VIII

During June 2004, EchoStar VIII experienced an anomaly which affected operation of one of the primary gyroscopes on the satellite. A spare gyroscope has been switched in and is performing nominally. EchoStar VIII was originally configured with three primary, and one spare gyroscope. Further, an anomaly previously experienced has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits in order to maintain nominal spacecraft operations and pointing. An investigation is underway to determine the root cause of the anomaly and to develop procedures for continued spacecraft operation in the event of future gyroscope anomalies. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

losses which could impact commercial operation of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets. In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all of those channels to other in-orbit satellites.

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, EchoStar will receive in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

At the time EchoStar filed its claim in 1998, we recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. As of December 31, 2003, EchoStar IV was fully depreciated. While there can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations, EchoStar continues to believe the insurance claim amount is fully recoverable and expects to receive a favorable decision prior to December 31, 2004.

The indentures related to certain of our senior notes contain restrictive covenants that require us to maintain satellite insurance with respect to at least three of the ten satellites we own or lease. We currently do not carry traditional insurance for any of our satellites. To satisfy insurance covenants related to our senior notes, we classify an amount equal to the depreciated cost of three of our satellites as “Cash reserved for satellite insurance” on our balance sheet. As of June 30, 2004, this amount totaled approximately $107.1 million. We will continue to reserve cash for satellite insurance on our balance sheet until such time, if ever, as we again insure our satellites on acceptable terms and for acceptable amounts, or until the covenants requiring that insurance are no longer applicable. The amount reserved is

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

not adequate to fund the construction, launch and insurance of a replacement satellite, and it typically takes several years to design, construct and launch a satellite.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

6. Other Noncurrent Assets

Gemstar-TV Guide International Transaction

During March 2004, Echostar entered into an agreement with Gemstar-TV Guide International, Inc. (“Gemstar”) for use of certain Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network, and acquired Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets, for an aggregate cash payment of $238.0 million, plus transaction costs. Echostar further agreed to resolve all of our outstanding litigation with Gemstar. These transactions, which were substantially completed on April 4, 2004, were entered into contemporaneously and accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

Based on an independent third-party valuation, the purchase consideration was allocated to identifiable tangible and intangible assets and liabilities as follows (in thousands):

Current assets	$1,184
Property and equipment, net	3,749
Intangible assets	260,546

Total assets acquired	$265,479

Current liabilities	(26,269)
Long-term liabilities	(600)

Total liabilities assumed	(26,869)

Net assets acquired	$238,610

The total $260.5 million of acquired intangible assets resulting from the Gemstar transactions is comprised of contract-based intangibles totaling approximately $187.2 million with estimated weighted-average useful lives of twelve years, and customer relationships totaling approximately $73.3 million with estimated weighted-average useful lives of five years.

The business combination did not have a material impact on our results of operations for the three and six months ended June 30, 2004 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable periods in 2003 had the business combination occurred on January 1, 2003.

Goodwill and Intangible Assets

As of June 30, 2004 and December 31, 2003, we had approximately $261.6 million and $1.1 million of gross identifiable intangibles, respectively, with related accumulated amortization of approximately $7.9 million and $0.3 million, respectively. These identifiable intangibles consist of the following:

	As of
	June 30, 2004		December 31, 2003
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract based	$188,286	$(4,404)	$1,081	$(306)
Customer relationships	73,298	(3,470)	—	—

Total	$261,584	$(7,874)	$1,081	$(306)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Amortization of these intangible assets with an average finite useful life primarily ranging from approximately five to twelve years was $7.5 million and $7.6 million for the three and six months ended June 30, 2004, respectively. For all of 2004, the aggregate amortization expense related to these identifiable intangible assets is estimated to be $25.8 million. The aggregate amortization expense is estimated to be approximately $32.4 million for 2005, $31.7 million for 2006, $29.1 million for 2007, and $27.1 million for 2008. In addition, we had approximately $3.4 million of goodwill as of June 30, 2004 and December 31, 2003 which arose from a 2002 acquisition.

Other

During the six months ended June 30, 2004, we entered into an agreement in exchange for an equity interest in a certain entity. We accounted for the equity interest received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”) and recorded approximately $52.7 million related to the fair value of the equity interest in “Other noncurrent assets” as of June 30, 2004. We account for this unconsolidated investment under the cost method of accounting. The value of the equity interest has also been recorded as a deferred credit and will be recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreement in accordance with the guidance under EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). These deferred credits have been recorded as a component of “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our condensed consolidated balance sheet.

7. Long-Term Debt

9 3/8% Senior Note Redemption

Effective February 2, 2004, we redeemed the remaining $1.423 billion principal amount of our outstanding 9 3/8% Senior Notes due 2009 at 104.688%, for a total of approximately $1.490 billion. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, were recorded as charges to interest expense in February 2004.

9 1/8% Senior Note Repurchases

During the second quarter of 2004, we repurchased in open market transactions approximately $8.8 million principal amount of our 9 1/8% Senior Notes due 2009. The approximate $1.1 million difference between the market price paid and the principal amount of the notes, together with approximately $0.1 million of unamortized debt issuance costs related to the repurchased notes, were recorded as charges to interest expense during the second quarter of 2004 .

8. Commitments and Contingencies

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. EchoStar appealed the fee award and the Court recently vacated the fee award. The District Court also allowed EchoStar an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

EchoStar believes the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, EchoStar will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers will

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (Note 6).

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

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. EchoStar has examined this patent and does not believe that it is infringed by any of its products or services. We intend to vigorously defend this case and we have moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that EchoStar infringes this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact as to whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of EchoStar’s satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the District Court’s denial of EchoStar’s motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is EchoStar’s collection of costs, which were previously granted by the Court.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

Acacia

In June of 2004, Acacia Media Technologies filed a lawsuit against EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against EchoStar although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. These patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued EchoStar in the United States District Court Central District of California for alleged breach of contract. Fox claims, among other things, that EchoStar underpaid license fees for the period from January 2000 through December 2001 and has requested an accounting for the period from January 2000 through June 2003. Fox has claimed damages of $25.0 million, plus interest. An answer has not yet been filed and no discovery has commenced. It is too early to determine whether or not EchoStar will have liability for license fees in excess of its paid and accrued programming costs, or for interest.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

9. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Satellites	$33,641	$36,004	$67,281	$72,013
Equipment leased to customers	48,058	37,635	85,335	72,819
Furniture, fixtures and equipment	25,136	22,518	52,546	45,284
Amortizable intangibles	7,514	54	7,568	108
Buildings and improvements	740	723	1,487	1,449
Tooling and other	5,836	304	4,154	562

Total depreciation and amortization expense	$120,925	$97,238	$218,371	$192,235

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or equipment leased to customers.

10. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, we currently operate as two business units. The “All other” category consists of revenue and expenses from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenue
DISH Network	$1,732,662	$1,366,490	$3,271,550	$2,680,807
ETC	25,247	25,742	42,737	44,700
All other	22,142	24,787	47,125	52,584
Eliminations	(2,338)	(2,452)	(3,903)	(4,476)

Total EchoStar consolidated	1,777,713	1,414,567	3,357,509	2,773,615
Other EchoStar activity	(1,671)	(1,832)	(3,934)	(4,278)

Total revenue EDBS and subsidiaries	$1,776,042	$1,412,735	$3,353,575	$2,769,337

Net income (loss)
DISH Network	$90,964	$122,683	$45,350	$177,893
ETC	(8,629)	(381)	(13,339)	(5,915)
All other	2,981	6,491	10,419	14,732

Total EchoStar consolidated	85,316	128,793	42,430	186,710
Other EchoStar activity	26,242	13,638	44,145	31,159

Total net income (loss) EDBS and subsidiaries	$111,558	$142,431	$86,575	$217,869

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

11. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the combined Subsidiary Guarantors for the six months ended June 30, 2004 and 2003. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities:

EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets – As of June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$623,938	$8,697	$—	$632,635
Marketable investment securities	840,881	—	—	840,881
Trade accounts receivable, net of allowance for uncollectible accounts of $8,474	—	446,733	—	446,733
Inventories	—	333,654	—	333,654
Other current assets	5,423	109,598	—	115,021

Total current assets	1,470,242	898,682	—	2,368,924
Restricted cash and marketable investment securities	—	20	—	20
Cash reserved for satellite insurance	107,143	—	—	107,143
Property and equipment, net	—	1,803,013	—	1,803,013
FCC authorizations	—	696,242	—	696,242
Investment in subsidiaries	2,125,550	(43)	(2,125,507)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	56,911	368,356	—	425,267

Total assets	$3,865,846	$3,766,270	$(2,125,507)	$5,506,609

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$189,429	$27,892	$—	$217,321
Deferred revenue and other	—	698,387	—	698,387
Accrued programming	—	610,440	—	610,440
Other accrued expenses	72,666	310,590	—	383,256
Advances (to) from affiliates	600,710	(296,791)	—	303,919
Current portion of long-term obligations	1,014	13,094	—	14,108

Total current liabilities	863,819	1,363,612	—	2,227,431

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	446,153	—	—	446,153
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	1,550	39,819	—	41,369
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	42,656	237,332	—	279,988

Total long-term obligations, net of current portion	3,990,359	277,151	—	4,267,510

Total liabilities	4,854,178	1,640,763	—	6,494,941

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Members’ equity	—	1,791,730	(1,791,730)	—
Additional paid-in capital	930,535	982	(982)	930,535
Accumulated other comprehensive income	(2,862)	—	—	(2,862)
Accumulated equity (deficit)	(1,916,005)	332,787	(332,787)	(1,916,005)

Total stockholder’s equity (deficit)	(988,332)	2,125,507	(2,125,507)	(988,332)

Total liabilities and stockholder’s equity (deficit)	$3,865,846	$3,766,270	$(2,125,507)	$5,506,609

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets – As of December 31, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$952,657	$15,506	$—	$968,163
Marketable investment securities	1,929,105	—	—	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $8,152	—	342,352	—	342,352
Inventories	—	154,813	—	154,813
Other current assets	(3,545)	74,449	—	70,904

Total current assets	2,878,217	587,120	—	3,465,337
Restricted cash and marketable investment securities	—	20	—	20
Cash reserved for satellite insurance	176,843	—	—	176,843
Property and equipment, net	—	1,761,376	—	1,761,376
FCC authorizations	—	696,242	—	696,242
Investment in subsidiaries	1,828,720	(304)	(1,828,416)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	76,151	12,210	—	88,361

Total assets	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$22,989	$148,671	$—	$171,660
Deferred revenue and other	—	514,046	—	514,046
Accrued programming	—	366,497	—	366,497
Other accrued expenses	140,631	293,768	—	434,399
Advances (to) from affiliates	554,073	(264,428)	—	289,645
Current portion of long-term obligations	1,008	13,828	—	14,836
9 3/8% Senior Notes due 2009	1,423,351	—	—	1,423,351

Total current liabilities	2,142,052	1,072,382	—	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	455,000	—	—	455,000
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	1,823	40,171	—	41,994
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	39,320	115,695	—	155,015

Total long-term obligations, net of current portion	3,996,143	155,866	—	4,152,009

Total liabilities	6,138,195	1,228,248	—	7,366,443

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Additional paid-in capital	930,936	1,793,436	(1,793,436)	930,936
Non-cash, stock-based compensation	(1,180)	(1,180)	1,180	(1,180)
Accumulated other comprehensive income	560	—	—	560
Accumulated equity (deficit)	(2,002,580)	36,152	(36,152)	(2,002,580)

Total stockholder’s equity (deficit)	(1,072,264)	1,828,416	(1,828,416)	(1,072,264)

Total liabilities and stockholder’s equity (deficit)	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Three Months Ended June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,804,476	$(144,223)	$1,660,253
Equipment sales	—	84,975	—	84,975
Other	—	30,814	—	30,814

Total revenue	—	1,920,265	(144,223)	1,776,042

Costs and Expenses:
Subscriber-related expenses	—	1,048,426	(144,035)	904,391
Satellite and transmission expenses	—	26,437	—	26,437
Cost of sales — equipment	—	67,735	—	67,735
Cost of sales — other	—	10,632	(188)	10,444
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	136,044	—	136,044
Other subscriber promotion subsidies	—	198,559	—	198,559
Subscriber acquisition advertising	—	32,291	—	32,291

Total subscriber acquisition costs	—	366,894	—	366,894
General and administrative	(140)	92,728	—	92,588
Depreciation and amortization	—	120,925	—	120,925

Total costs and expenses	(140)	1,733,777	(144,223)	1,589,414

Operating income	140	186,488	—	186,628

Other income (expense):
Interest income	7,154	25	—	7,179
Interest expense, net of amounts capitalized	(74,684)	(854)	—	(75,538)
Equity in earnings (losses) of subsidiaries	175,522	—	(175,522)	—
Other	57	(267)	—	(210)

Total other income (expense)	108,049	(1,096)	(175,522)	(68,569)

Income (loss) before income taxes	108,189	185,392	(175,522)	118,059
Income tax benefit (provision), net	3,369	(9,870)	—	(6,501)

Net income (loss)	$111,558	$175,522	$(175,522)	$111,558

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Three Months Ended June 30, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,407,691	$(64,784)	$1,342,907
Equipment sales	—	61,805	—	61,805
Other	—	8,023	—	8,023

Total revenue	—	1,477,519	(64,784)	1,412,735

Costs and Expenses:
Subscriber-related expenses	—	723,839	(64,714)	659,125
Satellite and transmission expenses	—	15,152	—	15,152
Cost of sales - equipment	—	44,578	—	44,578
Cost of sales - other	—	89	(70)	19
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	—	98,361	—	98,361
Other subscriber promotion subsidies	—	148,892	—	148,892
Subscriber acquisition advertising	—	38,878	—	38,878

Total subscriber acquisition costs	—	286,131	—	286,131
General and administrative	—	85,845	—	85,845
Non-cash, stock-based compensation	—	(217)	—	(217)
Depreciation and amortization	—	97,238	—	97,238

Total costs and expenses	—	1,252,655	(64,784)	1,187,871

Operating income	—	224,864	—	224,864

Other income (expense):
Interest income	1,770	5	—	1,775
Interest expense, net of amounts capitalized	(79,014)	(658)	—	(79,672)
Equity in earnings (losses) of subsidiaries	216,304	—	(216,304)	—
Other	22	316	—	338

Total other income (expense)	139,082	(337)	(216,304)	(77,559)

Income (loss) before income taxes	139,082	224,527	(216,304)	147,305
Income tax benefit (provision), net	3,349	(8,223)	—	(4,874)

Net income (loss)	$142,431	$216,304	$(216,304)	$142,431

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Six Months Ended June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Revenue:
Subscriber-related revenue	$—	$3,391,509	$(237,916)	$3,153,593
Equipment sales	—	160,436	—	160,436
Other	—	39,546	—	39,546

Total revenue	—	3,591,491	(237,916)	3,353,575

Costs and Expenses:
Subscriber-related expenses	—	1,917,803	(237,726)	1,680,077
Satellite and transmission expenses	—	51,214	—	51,214
Cost of sales - equipment	—	120,818	—	120,818
Cost of sales - other	—	10,700	(190)	10,510
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	—	312,250	—	312,250
Other subscriber promotion subsidies	—	409,778	—	409,778
Subscriber acquisition advertising	—	61,036	—	61,036

Total subscriber acquisition costs	—	783,064	—	783,064
General and administrative	—	176,130	—	176,130
Non-cash, stock-based compensation	—	1,180	—	1,180
Depreciation and amortization	—	218,371	—	218,371

Total costs and expenses	—	3,279,280	(237,916)	3,041,364

Operating income	—	312,211	—	312,211

Other income (expense):
Interest income	17,442	44	—	17,486
Interest expense, net of amounts capitalized	(236,400)	(1,725)	—	(238,125)
Equity in earnings (losses) of subsidiaries	296,333	—	(296,333)	—
Other	(64)	(622)	—	(686)

Total other income (expense)	77,311	(2,303)	(296,333)	(221,325)

Income (loss) before income taxes	77,311	309,908	(296,333)	90,886
Income tax benefit (provision), net	9,264	(13,575)	—	(4,311)

Net income (loss)	$86,575	$296,333	$(296,333)	$86,575

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Six Months Ended June 30, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Revenue:
Subscriber-related revenue	$—	$2,760,728	$(124,841)	$2,635,887
Equipment sales	—	117,207	—	117,207
Other	—	16,243	—	16,243

Total revenue	—	2,894,178	(124,841)	2,769,337

Costs and Expenses:
Subscriber-related expenses	—	1,420,424	(124,768)	1,295,656
Satellite and transmission expenses	—	29,767	—	29,767
Cost of sales - equipment	—	84,247	—	84,247
Cost of sales - other	—	95	(73)	22
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	—	222,905	—	222,905
Other subscriber promotion subsidies	—	299,529	—	299,529
Subscriber acquisition advertising	—	71,539	—	71,539

Total subscriber acquisition costs	—	593,973	—	593,973
General and administrative	—	165,406	—	165,406
Non-cash, stock-based compensation	—	1,772	—	1,772
Depreciation and amortization	—	192,235	—	192,235

Total costs and expenses	—	2,487,919	(124,841)	2,363,078

Operating income	—	406,259	—	406,259

Other income (expense):
Interest income	4,293	17	—	4,310
Interest expense, net of amounts capitalized	(180,796)	(1,361)	—	(182,157)
Equity in earnings (losses) of subsidiaries	393,735	—	(393,735)	—
Other	9	133	—	142

Total other income (expense)	217,241	(1,211)	(393,735)	(177,705)

Income (loss) before income taxes	217,241	405,048	(393,735)	228,554
Income tax benefit (provision), net	628	(11,313)	—	(10,685)

Net income (loss)	$217,869	$393,735	$(393,735)	$217,869

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows – Six Months Ended June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$86,575	$296,333	$(296,333)	$86,575
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	218,371	—	218,371
Equity in losses (earnings) of subsidiaries	(296,333)	—	296,333	—
Non-cash, stock-based compensation recognized	—	1,180	—	1,180
Deferred tax expense (benefit)	331	3,107	—	3,438
Amortization of debt discount and deferred financing costs	13,298	24	—	13,322
Change in long-term assets	—	(44,681)	—	(44,681)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	68,311	—	68,311
Other, net	—	1,945	—	1,945
Changes in current assets and current liabilities, net	98,476	19,588	—	118,064

Net cash flows from operating activities	(97,653)	564,178	—	466,525

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,263,094)	—	—	(1,263,094)
Sales of marketable investment securities	2,348,157	—	—	2,348,157
Purchases of property and equipment	—	(280,293)	—	(280,293)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance	69,700	—	—	69,700
Asset acquisition	—	(236,610)		(236,610)
FCC auction deposits	—	(6,100)		(6,100)
Other	—	(262)	—	(262)

Net cash flows from investing activities	1,154,763	(523,265)	—	631,498

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) subsidiaries	46,637	(46,637)	—	—
Redemption of 9 3/8% Senior Notes due 2009	(1,423,351)	—	—	(1,423,351)
Repurchase of 9 1/8% Senior Notes due 2009	(8,847)	—	—	(8,847)
Repayments of mortgages and other notes payable	(268)	(1,085)	—	(1,353)

Net cash flows from financing activities	(1,385,829)	(47,722)	—	(1,433,551)

Net increase (decrease) in cash and cash equivalents	(328,719)	(6,809)	—	(335,528)
Cash and cash equivalents, beginning of period	952,657	15,506	—	968,163

Cash and cash equivalents, end of period	$623,938	$8,697	$—	$632,635

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows – Six Months Ended June 30, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$217,869	$393,735	$(393,735)	$217,869
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	192,235	—	192,235
Equity in losses (earnings) of subsidiaries	(393,735)	—	393,735	—
Non-cash, stock-based compensation recognized	—	1,772	—	1,772
Deferred tax expense (benefit)	(42,248)	44,527	—	2,279
Amortization of debt discount and deferred financing costs	5,168	2	—	5,170
Change in long-term assets	—	(49,333)	—	(49,333)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	(2,872)	—	(2,872)
Other, net	—	894	—	894
Changes in current assets and current liabilities, net	163,366	(67,139)	—	96,227

Net cash flows from operating activities	(49,580)	513,821	—	464,241

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(479,457)	—	—	(479,457)
Sales of marketable investment securities	409,955	—	—	409,955
Purchases of property and equipment	—	(107,487)	—	(107,487)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance	16,150	(10)	—	16,140

Net cash flows from investing activities	(53,352)	(107,497)	—	(160,849)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) subsidiaries	406,383	(406,383)	—	—
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—	(375,000)
Repayments of mortgages and other notes payable	—	(1,010)	—	(1,010)

Net cash flows from financing activities	31,383	(407,393)	—	(376,010)

Net increase (decrease) in cash and cash equivalents	(71,549)	(1,069)	—	(72,618)
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$188,235	$6,839	$—	$195,074

12. Related Party

As previously disclosed, we own 50% of NagraStar LLC (“NagraStar”), a joint venture that provides us with smart cards. As of June 30, 2004, we were committed to purchase approximately $101.3 million of smart cards from NagraStar. Approximately $44.4 million of these commitments had been accrued for as of June 30, 2004 on our condensed consolidated balance sheet.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, as well as rental and additional outlet fees from subscribers with multiple set-top boxes. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

Development and implementation fees received from SBC are being recognized in “Subscriber-related revenue” over the next several years. In order to estimate the amount recognized monthly, we first divide the number of co-branded subscribers activated during the month under the SBC agreement by total estimated co-branded subscriber activations during the life of the contract. We then multiply this percentage by the total development and implementation fees received from SBC. The resulting estimated monthly amount is recognized as revenue ratably over an estimated average subscriber life.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in connection with our installation, in-home service and call center operations, programming expenses, copyright royalties, residual commissions, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold to an international DBS service provider and unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude the value of equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of “Subscriber acquisition costs”.

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

Other. The main components of “Other” income and expense are equity in earnings and losses of our affiliates, gains and losses on the sale of investments, or impairment of marketable and non-marketable investment securities.

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

During April 2004, we acquired the C-band subscription television service business of Superstar/Netlink Group LLC (“SNG”), the assets of which primarily consist of acquired customer relationships. Although we expect to convert some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH network subscriber count unless they have also subscribed to our DISH Network DBS television service.

Monthly average revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenues” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two. As discussed in “Subscriber-related revenue” above, effective January 1, 2004 we include amounts previously reported as “Other subscriber-related revenue” in our ARPU calculation. All prior period amounts conform to the current period presentation.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating subscriber churn and believe presentations of subscriber churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly subscriber churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. We calculate average monthly subscriber churn for any period by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers eligible to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers eligible to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment”, as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003.

	For the Three Months
	Ended June 30,		Variance
	2004	2003	Fav/(Unfav)%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,660,253	$1,342,907	$317,346	23.6%
Equipment sales	84,975	61,805	23,170	37.5%
Other	30,814	8,023	22,791	284.1%

Total revenue	1,776,042	1,412,735	363,307	25.7%

Costs and Expenses:
Subscriber-related expenses	904,391	659,125	(245,266)	(37.2%)
% of Subscriber-related revenue	54.5%	49.1%
Satellite and transmission expenses	26,437	15,152	(11,285)	(74.5%)
% of Subscriber-related revenue	1.6%	1.1%
Cost of sales - equipment	67,735	44,578	(23,157)	(51.9%)
% of Equipment sales	79.7%	72.1%
Cost of sales - other	10,444	19	(10,425)	N/A
Subscriber acquisition costs	366,894	286,131	(80,763)	(28.2%)
General and administrative	92,588	85,845	(6,743)	(7.9%)
% of Total revenue	5.2%	6.1%
Non-cash, stock-based compensation	—	(217)	(217)	(100.0%)
Depreciation and amortization	120,925	97,238	(23,687)	(24.4%)

Total costs and expenses	1,589,414	1,187,871	(401,543)	(33.8%)

Operating income	186,628	224,864	(38,236)	(17.0%)

Other income (expense):
Interest income	7,179	1,775	5,404	N/A
Interest expense, net of amounts capitalized	(75,538)	(79,672)	4,134	5.2%
Other	(210)	338	(548)	N/A

Total other income (expense)	(68,569)	(77,559)	8,990	11.6%

Income (loss) before income taxes	118,059	147,305	(29,246)	(19.9%)
Income tax benefit (provision), net	(6,501)	(4,874)	(1,627)	(33.4%)

Net income (loss)	$111,558	$142,431	$(30,873)	(21.7%)

Subscribers (in millions), as of period end	10.125	8.800	1.325	15.1%

Subscriber additions, net	340,000	270,000	70,000	25.9%

Monthly churn percentage	1.71%	1.67%	(0.04%)	(2.4%)

Average subscriber acquisition costs per subscriber (“SAC”)	$431	$408	$(23)	(5.6%)

Average revenue per subscriber (“ARPU”)	$55.59	$51.69	$3.90	7.5%

EBITDA	$307,343	$322,440	$(15,097)	(4.7%)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

DISH Network subscribers. As of June 30, 2004, we had approximately 10.125 million DISH Network subscribers compared to approximately 8.800 million DISH Network subscribers at June 30, 2003, an increase of approximately 15.1%. DISH Network added approximately 340,000 net new DISH Network subscribers for the quarter ended June 30, 2004 compared to approximately 270,000 net new DISH Network subscribers during the same period in 2003. As the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.660 billion for the three months ended June 30, 2004, an increase of $317.3 million or 23.6% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. DISH Network “Subscriber-related revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $55.59 during the three months ended June 30, 2004 and approximately $51.69 during the same period in 2003. The $3.90 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 on some of our most popular packages, a reduction in the number of subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. We provided local channels by satellite in 136 markets as of June 30, 2004 as compared to 69 markets as of June 30, 2003. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC. While there can be no assurance, we expect revenues from this relationship, particularly installation revenues, to continue to have a positive impact on ARPU in the near term to the extent that we continue to add co-branded subscribers under the agreement.

Impacts from EchoStar’s litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Equipment sales. For the three months ended June 30, 2004, “Equipment sales” totaled $85.0 million, an increase of $23.2 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. The increase in sales of DBS accessories primarily relates to, among other things, subscriber equipment upgrades to support the launch of additional programming, including local markets. The increase in “Equipment sales” was partially offset by a decrease in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $904.4 million during the three months ended June 30, 2004, an increase of $245.3 million or 37.2% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 54.5% and 49.1% of “Subscriber-related revenue” during the three months ended June 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

by a larger dish, or “SuperDISH”, used to receive programming from our FSS satellites. This increase also resulted from an approximate $13.0 million charge during the three months ended June 30, 2004 to establish a reserve for estimated expenses related to prior periods and further to cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. Since margins related to our co-branded subscribers are lower than for our traditional subscribers, we expect this relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under the agreement. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by the increase in monthly average revenue per DISH Network subscriber discussed above. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue.”

We currently offer local broadcast channels in approximately 143 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate it is expected that subscriber churn would be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $26.4 million during the three months ended June 30, 2004, an $11.3 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our Fixed Satellite Service (“FSS”) agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.6% and 1.1% of “Subscriber-related revenue” during each of the three months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support launches of our local markets discussed above. These expenses will increase further in the future to the extent we enter into additional satellite lease agreements, obtain traditional satellite insurance, and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $67.7 million during the three months ended June 30, 2004, an increase of $23.2 million compared to the same period in 2003. This increase related primarily to the increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically discussed above and a $6.7 million write-off of certain defective DBS accessories provided by a bankrupt supplier. “Cost of sales — equipment” represented 79.7% and 72.1% of “Equipment sales”, during the three months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the write-off of certain defective DBS accessories discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $366.9 million for the three months ended June 30, 2004, an increase of $80.8 million or 28.2% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the three months ended June 30, 2004 compared to the same period in 2003. “Subscriber acquisition costs” during the three months ended June 30, 2003 included a benefit of approximately $34.4 million resulting from a litigation settlement which also contributed to the increase. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation (“SAC”) were approximately $431 for the three months ended June 30, 2004 and approximately $408 during the same period in 2003. SAC during the three months ended June 30, 2003 included a benefit of approximately $34.4 million discussed above. Absent this

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

benefit, our SAC for the three months ended June 30, 2003 would have been approximately $49 higher, or $457. The decrease in SAC during the three months ended June 30, 2004 as compared to the same period in 2003 (excluding this benefit) was primarily attributable to an increase in DISH Network subscribers participating in our equipment lease program, the acquisition of co-branded subscribers during 2004, and reduced subscriber acquisition advertising. These factors were partially offset by more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the three months ended June 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the three months ended June 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the three months ended June 30, 2004 as compared to the same period in 2003. Our “Subscriber acquisition costs”, both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. If these amounts were included, our SAC would have been approximately $576 during the three months ended June 30, 2004 compared to $441 during the same period in 2003. As discussed above, “Subscriber acquisition costs” during the three months ended June 30, 2003 included a benefit of approximately $34.4 million or $49 per subscriber related to a litigation settlement. Absent this benefit, our SAC, including the value of equipment capitalized under our equipment lease program and including payments and the value of returned equipment relating to disconnecting lease program subscribers would have been $490 for the three months ended June 30, 2003. Our equipment lease penetration increased during the three months ended June 30, 2004 as compared to the same period in 2003. Additional penetration of our equipment lease program will increase capital expenditures.

General and administrative expenses. “General and administrative expenses” totaled $92.6 million during the three months ended June 30, 2004, an increase of $6.7 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.2% and 6.1% of “Total revenue” during the three months ended June 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $120.9 million during the three months ended June 30, 2004, a $23.7 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other additional depreciable assets placed in service during the second half 2003 and the six months ended June 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the three months ended June 30, 2004. This partially offset the increase in depreciation expense discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $307.3 million during the three months ended June 30, 2004, compared to $322.4 million during the same period in 2003. EBITDA during the three months ended June 30, 2003 included a benefit of approximately $34.4 million related to a litigation settlement. Absent this 2003 benefit, our EBITDA for the three months ended June 30, 2004 would have been $19.3 million higher than EBITDA for the comparable period in 2003. The increase in EBITDA (excluding this benefit) was primarily attributable to increases in ARPU and in the number of DISH Network subscribers and an increase in the number of DISH Network subscribers participating in our equipment lease program (which results in an increase in capital expenditures and less SAC). The increase in EBITDA is also attributable in part to the acquisition of co-branded subscribers, which reduces overall SAC. These factors were partially offset by a higher number of gross DISH Network subscribers additions during the three months ended June 30, 2004 as compared to the same period in 2003 together with increases in our “Subscriber-related expenses” and “Satellite and transmission expenses” as a percentage

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

of “Subscriber-related revenue”. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $147.4 million and $29.8 million during the three months ended June 30, 2004 and 2003, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended June 30,
	2004	2003
	(In thousands)
EBITDA	$307,343	$322,440
Less:
Interest expense, net of amounts capitalized and interest income	68,359	77,897
Income tax provision (benefit), net	6,501	4,874
Depreciation and amortization	120,925	97,238

Net income	$111,558	$142,431

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

Income tax benefit ( provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximately $636.8 million valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. In the future, if we believe that it is more likely than not that some or all of our deferred tax assets will be realized, the current valuation allowance, or some portion of it, would be reversed. Reversing our current recorded valuation allowance would have a material positive impact on our “Net income (loss)” for future periods. However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). “Net income” was $111.6 million during the three months ended June 30, 2004, a decrease of $30.9 million compared to $142.4 million for the same period in 2003. The decrease was primarily attributable to decreases in “Operating income” resulting from the factors discussed above, partially offset by a decrease in “Total other income (expense)”. Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003.

	For the Six Months
	Ended June 30,		Variance
	2004	2003	Fav/(Unfav)%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$3,153,593	$2,635,887	$517,706	19.6%
Equipment sales	160,436	117,207	43,229	36.9%
Other	39,546	16,243	23,303	143.5%

Total revenue	3,353,575	2,769,337	584,238	21.1%

Costs and Expenses:
Subscriber-related expenses	1,680,077	1,295,656	(384,421)	(29.7%)
% of Subscriber-related revenue	53.3%	49.2%
Satellite and transmission expenses	51,214	29,767	(21,447)	(72.0%)
% of Subscriber-related revenue	1.6%	1.1%
Cost of sales - equipment	120,818	84,247	(36,571)	(43.4%)
% of Equipment sales	75.3%	71.9%
Cost of sales - other	10,510	22	(10,488)	N/A
Subscriber acquisition costs	783,064	593,973	(189,091)	(31.8%)
General and administrative	176,130	165,406	(10,724)	(6.5%)
% of Total revenue	5.3%	6.0%
Non-cash, stock-based compensation	1,180	1,772	592	33.4%
Depreciation and amortization	218,371	192,235	(26,136)	(13.6%)

Total costs and expenses	3,041,364	2,363,078	(678,286)	(28.7%)

Operating income	312,211	406,259	(94,048)	(23.1%)

Other income (expense):
Interest income	17,486	4,310	13,176	305.7%
Interest expense, net of amounts capitalized	(238,125)	(182,157)	(55,968)	(30.7%)
Other	(686)	142	(828)	N/A

Total other income (expense)	(221,325)	(177,705)	(43,620)	(24.5%)

Income (loss) before income taxes	90,886	228,554	(137,668)	(60.2%)
Income tax benefit (provision), net	(4,311)	(10,685)	6,374	59.7%

Net income (loss)	$86,575	$217,869	$(131,294)	(60.3%)

Subscribers (in millions), as of period end	10.125	8.800	1.325	15.1%

Subscriber additions, net	700,000	620,000	80,000	12.9%

Monthly churn percentage	1.60%	1.51%	(0.09%)	(6.0%)

Average subscriber acquisition costs per subscriber (“SAC”)	$478	$428	$(50)	(11.7%)

Average revenue per subscriber (“ARPU”)	$53.71	$51.65	$2.06	4.0%

EBITDA	$529,896	$598,636	$(68,740)	(11.5%)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $3.154 billion for the six months ended June 30, 2004, an increase of $517.7 million or 19.6% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. The increase in “Subscriber-related revenue” was partially offset by our free and reduced price programming promotions. This increase was also partially offset by credits issued to our subscribers as a result of Viacom’s decision, during the first quarter of 2004, to temporarily revoke our right to distribute their programming channels.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $53.71 during the six months ended June 30, 2004 and approximately $51.65 during the same period in 2003. The $2.06 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC. These increases were partially offset by subscriber promotions under which new subscribers received selected free programming for the first three months of their term of service, other promotions under which new subscribers received discounted programming, and the credits issued to our subscribers for the temporary unavailability of Viacom programming discussed above.

Equipment sales. For the six months ended June 30, 2004, “Equipment sales” totaled $160.4 million, an increase of $43.2 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. The increase in sales of DBS accessories primarily relates to, among other things, subscriber equipment upgrades to support the launch of additional programming, including local markets. The increase in “Equipment sales” was partially offset by a decrease in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.680 billion during the six months ended June 30, 2004, an increase of $384.4 million or 29.7% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.3% and 49.2% of “Subscriber-related revenue” during the six months ended June 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by our SuperDISH. This increase also resulted from an approximate $13.0 million charge during the six months ended June 30, 2004 to establish a reserve for estimated expenses related to prior periods and further to cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by an increase in monthly average revenue per DISH Network subscriber discussed above.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $51.2 million during the six months ended June 30, 2004, a $21.4 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our Fixed Satellite Service (“FSS”) agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.6% and 1.1% of “Subscriber-related revenue” during each of the six months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support launches of our local markets discussed above.

Cost of sales – equipment. “Cost of sales – equipment” totaled $120.8 million during the six months ended June 30, 2004, an increase of $36.6 million compared to the same period in 2003. This increase related primarily to the increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically, discussed above, and a $6.7 million write-off of certain defective DBS accessories provided by a bankrupt supplier. “Cost of sales – equipment” represented 75.3% and 71.9% of

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

“Equipment sales”, during the six months ended June 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the write-off of certain defective DBS accessories discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $783.1 million for the six months ended June 30, 2004, an increase of $189.1 million or 31.8% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the six months ended June 30, 2004 compared to the same period in 2003. “Subscriber acquisition costs” during the six months ended June 30, 2003 included a benefit of approximately $34.4 million resulting from a litigation settlement which also contributed to the increase. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation (“SAC”) were approximately $478 for the six months ended June 30, 2004 and approximately $428 during the same period in 2003. SAC during the six months ended June 30, 2003 included the benefit of approximately $34.4 million discussed above. Absent this benefit, our SAC for the six months ended June 30, 2003 would have been approximately $25 higher, or $453. The increase in SAC during the six months ended June 30, 2004 as compared to the same period in 2003 (excluding this benefit) was primarily attributable to more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the six months ended June 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the six months ended June 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the six months ended June 30, 2004 as compared to the same period in 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program, the acquisition of co-branded subscribers during 2004, and reduced subscriber acquisition advertising.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. If these amounts were included, our SAC would have been approximately $590 during the six months ended June 30, 2004 compared to $460 during the same period in 2003. As discussed above, “Subscriber acquisition costs” during the six months ended June 30, 2003 included a benefit of approximately $34.4 million or $25 per subscriber related to a litigation settlement. Absent this benefit, our SAC, including the value of equipment capitalized under our equipment lease program and including payments and the value of returned equipment relating to disconnecting lease program subscribers would have been $485 for the six months ended June 30, 2003. Our equipment lease penetration increased during the six months ended June 30, 2004 as compared to the same period in 2003.

General and administrative expenses. “General and administrative expenses” totaled $176.1 million during the six months ended June 30, 2004, an increase of $10.7 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.3% and 6.0% of “Total revenue” during the six months ended June 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $218.4 million during the six months ended June 30, 2004, a $26.1 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other additional depreciable assets placed in service during the second half of 2003 and the six months ended June 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the six months ended June 30, 2004. This partially offset the increase in depreciation expense discussed above.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Interest expense, net of amounts capitalized. “Interest expense” totaled $238.1 million during the six months ended June 30, 2004, an increase of $56.0 million compared to the same period in 2003. This increase primarily resulted from prepayment premiums and the write-off of debt issuance costs totaling approximately $78.7 million related to the redemption of our 9 3/8% Senior Notes due 2009 during February 2004 and the repurchase of $8.8 million of our 9 1/8% Senior Notes due 2009 during the second quarter of 2004. The increase also resulted from additional interest expense totaling approximately $72.6 million related to our $2.5 billion aggregate of senior notes issued during October 2003. This increase was partially offset by a reduction in interest expense of approximately $79.5 million as a result of the debt redemptions and repurchases during 2003 and 2004, and prepayment premiums and the write-off of debt issuance costs totaling approximately $20.6 million related to the redemption of our 9 1/4 % Senior Notes due 2006 during February 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $529.9 million during the six months ended June 30, 2004, compared to $598.6 million during the same period in 2003. EBITDA during the six months ended June 30, 2003 included a benefit of approximately $34.4 million related to a litigation settlement which contributed to the current period $68.7 million decrease in EBITDA. The decrease in EBITDA was primarily attributable to a higher number of gross DISH Network subscribers additions during the six months ended June 30, 2004 as compared to the same period in 2003 together with increases in our “Subscriber-related expenses” and “Satellite and transmission expenses” as a percentage of “Subscriber-related revenue”. These factors were partially offset by increases in ARPU and in the number of DISH Network subscribers and an increase in the number of DISH Network subscribers participating in our equipment lease program (which results in an increase in capital expenditures and less SAC). The decrease in EBITDA was also partially offset in part to the acquisition of co-branded subscribers, which reduces overall SAC. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $221.8 million and $54.9 million during the six months ended June 30, 2004 and 2003, respectively.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
EBITDA	$529,896	$598,636
Less:
Interest expense, net of amounts capitalized and interest income	220,639	177,847
Income tax provision (benefit), net	4,311	10,685
Depreciation and amortization	218,371	192,235

Net income	$86,575	$217,869

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

Net income (loss). “Net income” was $86.6 million during the six months ended June 30, 2004, a decrease of $131.3 million compared to $217.9 million for the same period in 2003. The decrease was primarily attributable to decreases in “Operating income” and increases in “Interest expense, net of amounts capitalized” resulting from the factors discussed above, and is partially offset by an increase in “Interest income”.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber Turnover

Our percentage monthly subscriber churn for the six months ended June 30, 2004 was approximately 1.60%, compared to our percentage subscriber churn for the same period in 2003 of approximately 1.51%. We believe the increase in subscriber churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, impacts from the temporary unavailability of Viacom programming, and the changes in promotional mix discussed below. While we believe the impact of many of these factors will diminish with time, there can be no assurance that these and other factors will not continue to contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers. While these subscribers typically churn at a higher rate, they are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Effective February 1, 2004, we introduced our Digital Home Advantage promotion. Under this promotion, subscribers who lease equipment are not required to enter into annual or longer programming commitments. Therefore, Digital Home Advantage subscribers may be more likely to terminate during their first year of service since there is no financial disincentive for them to terminate. Prior to introduction of this promotion, a greater percentage of our new DISH Network subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. Since the number of our DISH Network subscribers with expiring commitments currently exceeds the number of new multi-period commitment subscribers we are acquiring, subscriber churn has been and will be adversely impacted for approximately the next 12 months while these changes in promotional mix are being absorbed. However, we believe that any impact on our overall economic return has been, and will continue to be, mitigated by the acquisition of more DISH Network subscribers under our Digital Home Advantage promotion whereby upon customer disconnect, the equipment is returned and may be redeployed to future subscribers.

We currently offer local broadcast channels in approximately 143 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, it is expected that subscriber churn would be negatively impacted.

In addition, if the FCC finds that our current “must carry” methods are not in compliance with the “must carry” rules, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in subscriber churn and a small reduction in average monthly revenue per subscriber.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception EchoStar’s current distant network qualification procedures comply with the law. EchoStar has revised its procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. EchoStar appealed the fee award and the Court recently vacated the fee award. The District Court also allowed EchoStar an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

PART II – OTHER INFORMATION

EchoStar believes the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral argument occurred on February 26, 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, EchoStar will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, EchoStar cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. EchoStar could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (See Note 6 to the Condensed Consolidated Financial Statements).

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

PART II – OTHER INFORMATION

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

On January 23, 2004, the judge issued an order finding the ‘066 patent invalid. Motions with respect to the infringement, invalidity and construction of the ‘094 patent remain pending. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January of 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping”. EchoStar has examined this patent and does not believe that it is infringed by any of its products or services. We intend to vigorously defend this case and we have moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that EchoStar infringes this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs

PART II – OTHER INFORMATION

filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact as to whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

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

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of EchoStar’s satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the District Court’s denial of EchoStar’s motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is EchoStar’s collection of costs, which were previously granted by the Court.

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

PART II – OTHER INFORMATION

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

Acacia

In June of 2004, Acacia Media Technologies filed a lawsuit against EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against EchoStar although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. These patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that EchoStar infringes on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require EchoStar to materially modify certain user-friendly features that it currently offers to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued EchoStar in the United States District Court Central District of California for alleged breach of contract. Fox claims, among other things, that EchoStar underpaid license fees for the period from January 2000 through December 2001 and has requested an accounting for the period from January 2000 through June 2003. Fox has claimed damages of $25.0 million, plus interest. An answer has not yet been filed and no discovery has commenced. It is too early to determine whether or not EchoStar will have liability for license fees in excess of its paid and accrued programming costs, or for interest.

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

PART II – OTHER INFORMATION

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagree and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced on April 28, 2003, and the Arbitration Panel has conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance as to when an arbitration award may be made and what amount, if any, EchoStar will receive in either the New York or the London arbitrations or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity.

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II – OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.2	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No. 0-26176).

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. McDonnell
Michael R. McDonnell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2004

EXHIBIT INDEX

Exhibits.

10.1	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.2	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No. 0-26176).

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer