Form 10-Q
period 2004-09-30
ECHOSTAR DBS CORP
filed 2004-11-10
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of October 29, 2004, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors may enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	partners in our co-branding and other distribution relationships may de-emphasize or discontinue their efforts to acquire DISH Network subscribers, or may begin offering non-DISH Network video services, which would cause our subscriber additions and related revenue to decline and could cause our subscriber turnover and other costs to increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	new provisions of the Satellite Home Viewer Improvement Act may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives which could result in extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites, and we may be unable to settle outstanding claims with insurers;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS — Continued

•	We are in the process of evaluating and testing our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to report that our internal controls over financial reporting are effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls over financial reporting), we could lose investor confidence in the accuracy of our financial reports, which in turn could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

ii

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	September 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$753,813	$968,163
Marketable investment securities	418,661	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $8,448 and $8,152, respectively	433,998	342,352
Inventories	381,889	154,813
Other current assets	111,805	70,904

Total current assets	2,100,166	3,465,337
Restricted cash and marketable investment securities	—	20
Cash reserved for satellite insurance (Note 5)	101,179	176,843
Property and equipment, net of accumulated depreciation of $1,485,773 and $1,233,061, respectively	2,002,027	1,761,376
FCC authorizations	696,285	696,242
Insurance receivable	106,000	106,000
Other noncurrent assets (Note 6)	418,223	88,361

Total assets	$5,423,880	$6,294,179

Liabilities and Stockholder’s Deficit
Current Liabilities:
Trade accounts payable	$261,506	$171,660
Deferred revenue and other	691,003	514,046
Accrued programming	565,593	366,497
Other accrued expenses	429,005	434,399
Advances from affiliates	8,886	289,645
Current portion of long-term obligations	16,666	14,836
10 3/8% Senior Notes due 2007 (Note 13)	1,000,000	—
9 3/8% Senior Notes due 2009 (Note 7)	—	1,423,351

Total current liabilities	2,972,659	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007 (Note 13)	—	1,000,000
9 1/8% Senior Notes due 2009 (Note 7)	446,153	455,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
Mortgages and other notes payable, net of current portion	42,030	41,994
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities (Note 6)	325,988	155,015

Total long-term obligations, net of current portion	3,314,171	4,152,009

Total liabilities	6,286,830	7,366,443

Commitments and Contingencies (Note 8)
Stockholder’s Deficit:
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding, respectively	—	—
Additional paid-in capital	931,002	930,936
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income	(1,516)	560
Accumulated deficit	(1,792,436)	(2,002,580)

Total stockholder’s deficit	(862,950)	(1,072,264)

Total liabilities and stockholder’s deficit	$5,423,880	$6,294,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue:
Subscriber-related revenue	$1,733,385	$1,365,760	$4,886,978	$4,001,647
Equipment sales	96,800	77,523	257,236	194,730
Other	30,170	7,182	69,716	23,425

Total revenue	1,860,355	1,450,465	5,213,930	4,219,802

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	931,933	687,472	2,612,010	1,983,127
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	27,518	20,728	78,732	50,495
Cost of sales — equipment	85,927	50,404	206,745	134,651
Cost of sales - other	10,708	(9)	21,218	13
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	92,197	140,888	404,447	363,793
Other subscriber promotion subsidies	256,389	167,784	666,167	467,313
Subscriber acquisition advertising	29,236	38,913	90,272	110,452

Total subscriber acquisition costs	377,822	347,585	1,160,886	941,558
General and administrative	97,947	82,383	274,077	247,790
Non-cash, stock-based compensation	—	1,083	1,180	2,855
Depreciation and amortization (Note 9)	130,695	97,016	349,066	289,251

Total costs and expenses	1,662,550	1,286,662	4,703,914	3,649,740

Operating income	197,805	163,803	510,016	570,062

Other income (expense):
Interest income	6,968	2,799	24,454	7,109
Interest expense, net of amounts capitalized	(74,170)	(102,944)	(312,295)	(285,101)
Other	(312)	(391)	(998)	(249)

Total other income (expense)	(67,514)	(100,536)	(288,839)	(278,241)

Income (loss) before income taxes	130,291	63,267	221,177	291,821
Income tax benefit (provision), net	(6,722)	(6,733)	(11,033)	(17,418)

Net income (loss)	$123,569	$56,534	$210,144	$274,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$210,144	$274,403
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	349,066	289,251
Non-cash, stock-based compensation recognized	1,180	2,855
Deferred tax expense (benefit)	6,436	4,633
Amortization of debt discount and deferred financing costs	14,438	9,311
Change in long-term assets	(91,424)	(49,680)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	112,206	21,504
Other, net	(642)	1,504
Changes in current assets and current liabilities, net	(144,243)	127,961

Net cash flows from operating activities	457,161	681,742

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,289,266)	(981,769)
Sales of marketable investment securities	2,797,897	695,688
Purchases of property and equipment	(573,142)	(166,597)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance (Note 5)	75,684	24,215
Asset acquisition (Note 6)	(238,610)	—
FCC auction deposits	(6,100)	—
Other	(1,123)	394

Net cash flows from investing activities	765,340	(428,069)

Cash Flows From Financing Activities:
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)
Redemption of 9 3/8% Senior Notes due 2009 (Note 7)	(1,423,351)	—
Partial redemption of 9 1/8% Senior Notes due 2009	—	(245,000)
Repurchase of 9 1/8% Senior Notes due 2009 (Note 7)	(8,847)	—
Capital contribution from ECC	—	267,356
Repayment of mortgages and other notes payable	(4,653)	(1,785)

Net cash flows from financing activities	(1,436,851)	(354,429)

Net increase (decrease) in cash and cash equivalents	(214,350)	(100,756)
Cash and cash equivalents, beginning of period	968,163	267,692

Cash and cash equivalents, end of period	$753,813	$166,936

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$240,118	$291,062

Capitalized interest	$—	$7,035

Cash received for interest	$24,454	$6,957

Cash paid for income taxes	$4,757	$9,413

Assumption of net operating liabilities in asset acquisition (Note 6)	$25,685	$—

Assumption of long-term deferred revenue (Note 6)	$52,727	$—

Forfeitures of deferred non-cash, stock-based compensation	$—	$3,078

Vendor financing	$6,519	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business Activities

EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of its nine satellites and related FCC licenses into our subsidiaries.

Principal Business

Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EchoStar’s subsidiaries operate two interrelated business units:

•	The DISH Network — which provides a direct broadcast satellite subscription television service in the United States which we refer to as “DBS”; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”).

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” Additionally, “Equipment sales” and “Cost of sales — equipment” now include non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue and “Cost of sales — other,” respectively. All prior period amounts were reclassified to conform to the current period presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred tax asset valuation allowances, loss contingencies, fair values of financial instruments, asset impairments, useful lives of property and equipment, retailer commissions, programming expenses, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

During the three months ended September 30, 2004, we reduced by approximately $8.0 million, to $5.0 million, our reserve for estimated “Subscriber-related expenses” relating to prior periods.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Net income (loss)	$123,569	$56,534	$210,144	$274,403
Foreign currency translation adjustment	(1)	394	(263)	394
Unrealized holding gains (losses) on available-for-sale securities arising during the period	1,347	(355)	(1,813)	(508)

Comprehensive income (loss)	$124,915	$56,573	$208,068	$274,289

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Net income (loss), as reported	$123,569	$56,534	$210,144	$274,403
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	1,045	1,139	2,755
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,789)	(6,514)	(15,913)	(18,451)

Pro forma net income (loss), as reported	$117,780	$51,065	$195,370	$258,707

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

Options to purchase 6.9 million shares were outstanding pursuant to a long-term incentive plan under EchoStar's 1995 Stock Incentive plan as of September 30, 2004. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued during 1999, 2000 and 2001. The weighted-average exercise price of these options is $9.06. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation has ever been recorded related to these long-term options. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, could result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations and in our pro forma net income presented above.

3. Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a component of “Accumulated other comprehensive income,” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statements of operations, thereby establishing a new cost basis for the investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that these declines are other than temporary. Declines in the fair market value of

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of September 30, 2004 and December 31, 2003, we had unrealized losses of approximately $1.7 million and unrealized gains of approximately $0.1 million, respectively, as a part of “Accumulated other comprehensive income” within “Total stockholder’s deficit.” During the nine months ended September 30, 2004, we did not record any charges to earnings for other than temporary declines in the fair market value of our marketable investment securities. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We also have made, and may continue in the future to make, strategic equity investments in securities that are not publicly traded, including equity interests we received in exchange for non-cash consideration (Note 6). Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. We evaluate our non-marketable investment securities on a quarterly basis to determine whether the carrying value of each investment is impaired. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors which may indicate an impairment in our investment. These factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. During the nine months ended September 30, 2004, we did not record any impairment charges with respect to these instruments.

4. Inventories

Inventories consist of the following:

	As of
	September 30,	December 31,
	2004	2003
	(In thousands)
Finished goods — DBS	$247,879	$103,102
Raw materials	100,331	32,545
Finished goods — remanufactured and other	25,563	14,981
Work-in-process	17,612	9,577
Consignment	3,265	1,372
Inventory allowance	(12,761)	(6,764)

Inventories, net	$381,889	$154,813

5. Satellites

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We consider the relevant cash flows, estimated operating results and other information in evaluating the performance of our satellites in accordance with SFAS 144 and have determined the carrying value of our satellites are fully recoverable. We will continue to evaluate the performance of our satellites as new events or changes in circumstances become known.

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

EchoStar V

Our EchoStar V satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at any given time, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V. Increased fuel use resulting from commercial operation of the spacecraft, or other events and circumstances, could require us to reduce the remaining depreciable life of EchoStar V in the future.

EchoStar VI

Prior to 2004, EchoStar VI lost a total of 3 solar array strings. In April 2004 and again in July 2004, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings, bringing the total number of string losses to five. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite or are expected to reduce the estimated design life of the satellite to less than 12 years, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced during April 2003, and the Arbitration Panel conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance when an arbitration award may be made and what amount, if any, EchoStar will receive in either the New York or the London arbitrations or, if EchoStar does, that we will retain title to EchoStar IV with its reduced capacity.

At the time EchoStar filed its claim in 1998, we recognized an initial impairment loss of $106.0 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. The insurers have asserted that, even if EchoStar IV was previously a total loss, as a result of the deployment of the south solar array on EchoStar IV, EchoStar IV is now not a total loss under the terms of the insurance policies. On September 28, 2004, the Arbitration Panel ruled that, if it determines that there has been a

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

compensable loss under the insurance policies, this deployment of the south solar array is not relevant to the extent of the loss under the terms of those policies. EchoStar continues to believe that the satellite is and remains a total loss under the terms of the insurance policies. If the arbitrators ultimately award EchoStar less than $106.0 million in respect of its insurance claim, we would be required to record a charge to earnings equal to the difference between the $106.0 million receivable and the amount EchoStar ultimately receives from the insurers. While there can be no assurance that EchoStar will receive the amount claimed in either the New York or the London arbitrations, we continue to believe the insurance claim amount is fully recoverable and expect to receive a favorable decision prior to December 31, 2004. As of December 31, 2003, EchoStar IV was fully depreciated.

We currently do not carry insurance for any of our satellites. To satisfy insurance covenants related to our 10 3/8% Senior Notes due 2007, we classified an amount equal to the depreciated cost of three of our satellites as cash reserved for satellite insurance on our balance sheet. As of September 30, 2004, this amount totaled approximately $101.2 million. The amount reserved is not adequate to fund the construction, launch and insurance of a replacement satellite, and it typically takes several years to design, construct and launch a satellite. On October 1, 2004, we redeemed all of those Notes (Note 13) and we are no longer subject to those insurance covenants. Since the indentures for our remaining outstanding notes do not have covenants requiring satellite insurance, we reclassified the $101.2 million to cash and cash equivalents.

6. Other Noncurrent Assets

Gemstar-TV Guide International Transaction

During March 2004, Echostar entered into an agreement with Gemstar-TV Guide International, Inc. (“Gemstar”) for use of certain Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network, and acquired Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets, for an aggregate cash payment of $238.0 million, plus transaction costs. Echostar further agreed to resolve all of its outstanding litigation with Gemstar. These transactions were entered into contemporaneously and accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

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

The business combination did not have a material impact on our results of operations for the three and nine months ended September 30, 2004 and would not have materially impacted our results of operations for these periods had the

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable periods in 2003 had the business combination occurred on January 1, 2003.

Goodwill and Intangible Assets

As of September 30, 2004 and December 31, 2003, we had approximately $261.6 million and $1.1 million of gross identifiable intangibles, respectively, with related accumulated amortization of approximately $17.4 million and $0.3 million, respectively. These identifiable intangibles consist of the following:

	As of
	September 30, 2004		December 31, 2003
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$188,286	$(8,448)	$1,081	$(306)
Customer relationships	73,298	(8,912)	—	—

Total	$261,584	$(17,360)	$1,081	$(306)

Amortization of these intangible assets with an average finite useful life primarily ranging from approximately five to twelve years was $9.5 million and $17.1 million for the three and nine months ended September 30, 2004, respectively. For all of 2004, the aggregate amortization expense related to these identifiable intangible assets is estimated to be $25.7 million. The aggregate amortization expense is estimated to be approximately $34.5 million for 2005, $30.2 million for 2006, $28.2 million for 2007, and $27.5 million for 2008. In addition, we had approximately $3.4 million of goodwill as of September 30, 2004 and December 31, 2003 which arose from a 2002 acquisition.

Other

During the nine months ended September 30, 2004, we entered into an agreement in exchange for an equity interest in a certain entity. We accounted for the equity interest received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”) and recorded approximately $52.7 million related to the fair value of the equity interest in “Other noncurrent assets” as of September 30, 2004. We account for this unconsolidated investment under the cost method of accounting. The value of the equity interest has also been recorded as a deferred credit and will be recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreement in accordance with the guidance under EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). These deferred credits have been recorded as a component of “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our condensed consolidated balance sheet.

7. Long-Term Debt

9 3/8% Senior Notes Redemption

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

9 1/8% Senior Notes Repurchases

During the second quarter of 2004, we repurchased in open market transactions approximately $8.8 million principal amount of our 9 1/8% Senior Notes due 2009. The approximate $1.1 million difference between the market price paid and the principal amount of the notes, together with approximately $0.1 million of unamortized debt issuance costs related to the repurchased notes, were recorded as charges to interest expense during the second quarter of 2004.

8. Commitments and Contingencies

Contingencies

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs -Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception our current distant network qualification procedures comply with the law. We revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. EchoStar appealed and the Court has vacated the fee award. The District Court also allowed EchoStar an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

EchoStar believes the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral argument occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. Gemstar’s claim against EchoStar was resolved as a part of the settlement discussed above.

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit.

During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal Circuit Decision was denied. Based upon the settlement with Gemstar, EchoStar now has an additional defense in this case based upon a license from Gemstar. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Accordingly, in September 2004, EchoStar filed a motion for entry of judgment in EchoStar’s favor based upon that ruling in the parallel case. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. EchoStar intends to vigorously defend this case and has moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that we infringe this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. The Court scheduled a hearing for December 7, 2004 on the Motion for Class Certification. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court granted a limited discovery period until November 15, 2004. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that we: (1) charged back certain fees paid by members of the class to

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the District Court’s denial of EchoStar’s motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is EchoStar’s collection of costs, which were previously granted by the Court.

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of EchoStar’s Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against EchoStar although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. Accordingly, the defendants have filed a motion for a more definite statement.

The asserted patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. EchoStar intends to vigorously defend this

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued EchoStar in the United States District Court Central District of California for alleged breach of contract. During October 2004, EchoStar reached a settlement with Fox for an immaterial amount.

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Reauthorization of Satellite Home Viewer Improvement Act

We currently offer local broadcast channels in approximately 151 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. It is too early to make a firm assessment of the probable outcome of the legislation, or to make a firm determination of the cost of compliance.

9. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Satellites	$33,640	$35,556	$100,921	$107,569
Equipment leased to customers	58,939	37,928	144,274	110,747
Furniture, fixtures and equipment	27,070	22,654	79,615	67,938
Amortizable intangibles	9,485	54	17,054	162
Buildings and improvements	714	763	2,201	2,212
Tooling and other	847	61	5,001	623

Total depreciation and amortization expense	$130,695	$97,016	$349,066	$289,251

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenue
DISH Network	$1,800,342	$1,392,630	$5,071,892	$4,073,437
ETC	36,913	42,800	79,650	87,500
All other	27,635	18,890	74,760	71,474
Eliminations	(2,277)	(2,025)	(6,180)	(6,501)

Total EchoStar consolidated	1,862,613	1,452,295	5,220,122	4,225,910
Other EchoStar activity	(2,258)	(1,830)	(6,192)	(6,108)

Total revenue EDBS and subsidiaries	$1,860,355	$1,450,465	$5,213,930	$4,219,802

Net income (loss)
DISH Network	$100,999	$22,881	$146,349	$200,774
ETC	(9,336)	8,058	(22,674)	2,143
All other	10,598	4,177	21,016	18,909

Total EchoStar consolidated	102,261	35,116	144,691	221,826
Other EchoStar activity	21,308	21,418	65,453	52,577

Total net income (loss) EDBS and subsidiaries	$123,569	$56,534	$210,144	$274,403

11. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the combined Subsidiary Guarantors for the nine months ended September 30, 2004 and 2003. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities:

EDBS Parent Company Only (referred to as “EDBS — PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets — As of September 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$749,299	$4,514	$—	$753,813
Marketable investment securities	418,661	—	—	418,661
Trade accounts receivable, net of allowance for uncollectible accounts of $8,448	—	433,998	—	433,998
Inventories	—	381,889	—	381,889
Other current assets	1,707	110,098	—	111,805

Total current assets	1,169,667	930,499	—	2,100,166
Cash reserved for satellite insurance	101,179	—	—	101,179
Property and equipment, net of accumulated depreciation of $1,485,773	—	2,002,027	—	2,002,027
FCC authorizations	—	696,285	—	696,285
Investment in subsidiaries	2,318,062	(41)	(2,318,021)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	61,620	356,603	—	418,223

Total assets	$3,756,528	$3,985,373	$(2,318,021)	$5,423,880

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$257,269	$4,237	$—	$261,506
Deferred revenue and other	—	691,003	—	691,003
Accrued programming	—	565,593	—	565,593
Other accrued expenses	122,965	306,040	—	429,005
Advances (to) from affiliates	241,302	(232,416)	—	8,886
Current portion of long-term obligations	2,661	14,005	—	16,666
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000

Total current liabilities	1,624,197	1,348,462	—	2,972,659

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	446,153	—	—	446,153
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	4,368	37,662	—	42,030
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	44,760	281,228	—	325,988

Total long-term obligations, net of current portion	2,995,281	318,890	—	3,314,171

Total liabilities	4,619,478	1,667,352	—	6,286,830

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Members’ equity	—	1,791,730	(1,791,730)	—
Additional paid-in capital	931,002	1,465	(1,465)	931,002
Accumulated other comprehensive income	(1,516)	—	—	(1,516)
Accumulated equity (deficit)	(1,792,436)	524,818	(524,818)	(1,792,436)

Total stockholder’s equity (deficit)	(862,950)	2,318,021	(2,318,021)	(862,950)

Total liabilities and stockholder’s equity (deficit)	$3,756,528	$3,985,373	$(2,318,021)	$5,423,880

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Consolidating Balance Sheets — As of December 31, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$952,657	$15,506	$—	$968,163
Marketable investment securities	1,929,105	—	—	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $8,152	—	342,352	—	342,352
Inventories	—	154,813	—	154,813
Other current assets	(3,545)	74,449	—	70,904

Total current assets	2,878,217	587,120	—	3,465,337
Restricted cash and marketable investment securities	—	20	—	20
Cash reserved for satellite insurance	176,843	—	—	176,843
Property and equipment, net of accumulated depreciation of $1,233,061	—	1,761,376	—	1,761,376
FCC authorizations	—	696,242	—	696,242
Investment in subsidiaries	1,828,720	(304)	(1,828,416)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets	76,151	12,210	—	88,361

Total assets	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$22,989	$148,671	$—	$171,660
Deferred revenue and other	—	514,046	—	514,046
Accrued programming	—	366,497	—	366,497
Other accrued expenses	140,631	293,768	—	434,399
Advances (to) from affiliates	554,073	(264,428)	—	289,645
Current portion of long-term obligations	1,008	13,828	—	14,836
9 3/8% Senior Notes due 2009	1,423,351	—	—	1,423,351

Total current liabilities	2,142,052	1,072,382	—	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	455,000	—	—	455,000
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	1,823	40,171	—	41,994
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	39,320	115,695	—	155,015

Total long-term obligations, net of current portion	3,996,143	155,866	—	4,152,009

Total liabilities	6,138,195	1,228,248	—	7,366,443

Stockholder’s Equity (Deficit):
Class A Common Stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Additional paid-in capital	930,936	1,793,436	(1,793,436)	930,936
Non-cash, stock-based compensation	(1,180)	(1,180)	1,180	(1,180)
Accumulated other comprehensive income	560	—	—	560
Accumulated equity (deficit)	(2,002,580)	36,152	(36,152)	(2,002,580)

Total stockholder’s equity (deficit)	(1,072,264)	1,828,416	(1,828,416)	(1,072,264)

Total liabilities and stockholder’s equity (deficit)	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Consolidating Statements of Operations — Three Months Ended September 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,883,709	$(150,324)	$1,733,385
Equipment sales	—	96,800	—	96,800
Other	—	30,170	—	30,170

Total revenue	—	2,010,679	(150,324)	1,860,355

Costs and Expenses:
Subscriber-related expenses	—	1,081,758	(149,825)	931,933
Satellite and transmission expenses	—	27,518	—	27,518
Cost of sales — equipment	—	85,927	—	85,927
Cost of sales — other	—	11,207	(499)	10,708
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	92,197	—	92,197
Other subscriber promotion subsidies	—	256,389	—	256,389
Subscriber acquisition advertising	—	29,236	—	29,236

Total subscriber acquisition costs	—	377,822	—	377,822
General and administrative	1,070	96,877	—	97,947
Depreciation and amortization	—	130,695	—	130,695

Total costs and expenses	1,070	1,811,804	(150,324)	1,662,550

Operating income	(1,070)	198,875	—	197,805

Other income (expense):
Interest income	6,964	4	—	6,968
Interest expense, net of amounts capitalized	(73,336)	(834)	—	(74,170)
Equity in earnings (losses) of subsidiaries	192,030	—	(192,030)	—
Other	462	(774)	—	(312)

Total other income (expense)	126,120	(1,604)	(192,030)	(67,514)

Income (loss) before income taxes	125,050	197,271	(192,030)	130,291
Income tax benefit (provision), net	(1,481)	(5,241)	—	(6,722)

Net income (loss)	$123,569	$192,030	$(192,030)	$123,569

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Three Months Ended September 30, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,444,437	$(78,677)	$1,365,760
Equipment sales	—	77,523	—	77,523
Other	—	7,182	—	7,182

Total revenue	—	1,529,142	(78,677)	1,450,465

Costs and Expenses:
Subscriber-related expenses	—	766,106	(78,634)	687,472
Satellite and transmission expenses	—	20,728	—	20,728
Cost of sales — equipment	—	50,404	—	50,404
Cost of sales — other	—	34	(43)	(9)
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	140,888	—	140,888
Other subscriber promotion subsidies	—	167,784	—	167,784
Subscriber acquisition advertising	—	38,913	—	38,913

Total subscriber acquisition costs	—	347,585	—	347,585
General and administrative	—	82,383	—	82,383
Non-cash, stock-based compensation	—	1,083	—	1,083
Depreciation and amortization	—	97,016	—	97,016

Total costs and expenses	—	1,365,339	(78,677)	1,286,662

Operating income	—	163,803	—	163,803

Other income (expense):
Interest income	2,632	167	—	2,799
Interest expense, net of amounts capitalized	(102,256)	(688)	—	(102,944)
Equity in earnings (losses) of subsidiaries	153,493	—	(153,493)	—
Other	—	(391)	—	(391)

Total other income (expense)	53,869	(912)	(153,493)	(100,536)

Income (loss) before income taxes	53,869	162,891	(153,493)	63,267
Income tax benefit (provision), net	2,665	(9,398)	—	(6,733)

Net income (loss)	$56,534	$153,493	$(153,493)	$56,534

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Nine Months Ended September 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$5,275,218	$(388,240)	$4,886,978
Equipment sales	—	257,236	—	257,236
Other	—	69,716	—	69,716

Total revenue	—	5,602,170	(388,240)	5,213,930

Costs and Expenses:
Subscriber-related expenses	—	2,999,561	(387,551)	2,612,010
Satellite and transmission expenses	—	78,732	—	78,732
Cost of sales — equipment	—	206,745	—	206,745
Cost of sales — other	—	21,907	(689)	21,218
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	404,447	—	404,447
Other subscriber promotion subsidies	—	666,167	—	666,167
Subscriber acquisition advertising	—	90,272	—	90,272

Total subscriber acquisition costs	—	1,160,886	—	1,160,886
General and administrative	1,070	273,007	—	274,077
Non-cash, stock-based compensation	—	1,180	—	1,180
Depreciation and amortization	—	349,066	—	349,066

Total costs and expenses	1,070	5,091,084	(388,240)	4,703,914

Operating income	(1,070)	511,086	—	510,016

Other income (expense):
Interest income	24,406	48	—	24,454
Interest expense, net of amounts capitalized	(309,736)	(2,559)	—	(312,295)
Equity in earnings (losses) of subsidiaries	488,363	—	(488,363)	—
Other	398	(1,396)	—	(998)

Total other income (expense)	203,431	(3,907)	(488,363)	(288,839)

Income (loss) before income taxes	202,361	507,179	(488,363)	221,177
Income tax benefit (provision), net	7,783	(18,816)	—	(11,033)

Net income (loss)	$210,144	$488,363	$(488,363)	$210,144

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations — Nine Months Ended September 30, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$4,205,165	$(203,518)	$4,001,647
Equipment sales	—	194,730	—	194,730
Other	—	23,425	—	23,425

Total revenue	—	4,423,320	(203,518)	4,219,802

Costs and Expenses:
Subscriber-related expenses	—	2,186,529	(203,402)	1,983,127
Satellite and transmission expenses	—	50,495	—	50,495
Cost of sales — equipment	—	134,651	—	134,651
Cost of sales — other	—	129	(116)	13
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies	—	363,793	—	363,793
Other subscriber promotion subsidies	—	467,313	—	467,313
Subscriber acquisition advertising	—	110,452	—	110,452

Total subscriber acquisition costs	—	941,558	—	941,558
General and administrative	—	247,790	—	247,790
Non-cash, stock-based compensation	—	2,855	—	2,855
Depreciation and amortization	—	289,251	—	289,251

Total costs and expenses	—	3,853,258	(203,518)	3,649,740

Operating income	—	570,062	—	570,062

Other income (expense):
Interest income	6,925	184	—	7,109
Interest expense, net of amounts capitalized	(283,052)	(2,049)	—	(285,101)
Equity in earnings (losses) of subsidiaries	547,228	—	(547,228)	—
Other	9	(258)	—	(249)

Total other income (expense)	271,110	(2,123)	(547,228)	(278,241)

Income (loss) before income taxes	271,110	567,939	(547,228)	291,821
Income tax benefit (provision), net	3,293	(20,711)	—	(17,418)

Net income (loss)	$274,403	$547,228	$(547,228)	$274,403

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Nine Months Ended September 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$210,144	$488,363	$(488,363)	$210,144
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	349,066	—	349,066
Equity in losses (earnings) of subsidiaries	(488,363)	—	488,363	—
Non-cash, stock-based compensation recognized	—	1,180	—	1,180
Deferred tax expense (benefit)	310	6,126	—	6,436
Amortization of debt discount and deferred financing costs	14,414	24	—	14,438
Change in long-term assets	—	(91,424)	—	(91,424)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	112,206	—	112,206
Other, net	—	(642)	—	(642)
Changes in current assets and current liabilities, net	216,614	(360,857)	—	(144,243)

Net cash flows from operating activities	(46,881)	504,042	—	457,161

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,289,266)	—	—	(1,289,266)
Sales of marketable investment securities	2,797,897	—	—	2,797,897
Purchases of property and equipment	—	(573,142)	—	(573,142)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance	75,664	20	—	75,684
Asset acquisition	—	(238,610)	—	(238,610)
FCC auction deposits	—	(6,100)	—	(6,100)
Other	(1)	(1,122)	—	(1,123)

Net cash flows from investing activities	1,584,294	(818,954)	—	765,340

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) subsidiaries	(312,771)	312,771	—	—
Redemption of 9 3/8% Senior Notes due 2009	(1,423,351)	—	—	(1,423,351)
Repurchase of 9 1/8% Senior Notes due 2009	(8,847)	—	—	(8,847)
Repayment of mortgages and other notes payable	4,198	(8,851)	—	(4,653)

Net cash flows from financing activities	(1,740,771)	303,920	—	(1,436,851)

Net increase (decrease) in cash and cash equivalents	(203,358)	(10,992)	—	(214,350)
Cash and cash equivalents, beginning of period	952,657	15,506	—	968,163

Cash and cash equivalents, end of period	$749,299	$4,514	$—	$753,813

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows — Nine Months Ended September 30, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$274,403	$547,228	$(547,228)	$274,403
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	289,251	—	289,251
Equity in losses (earnings) of subsidiaries	(547,228)	—	547,228	—
Non-cash, stock-based compensation recognized	—	2,855	—	2,855
Deferred tax expense (benefit)	(42,163)	46,796	—	4,633
Amortization of debt discount and deferred financing costs	9,308	3	—	9,311
Change in long-term assets	—	(49,680)	—	(49,680)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	21,504	—	21,504
Other, net	(2)	1,506	—	1,504
Changes in current assets and current liabilities, net	131,020	(3,059)	—	127,961

Net cash flows from operating activities	(174,662)	856,404	—	681,742

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(981,769)	—	—	(981,769)
Sales of marketable investment securities	695,688	—	—	695,688
Purchases of property and equipment	—	(166,597)	—	(166,597)
Change in restricted cash and marketable investment securities and cash reserved for satellite insurance	24,225	(10)	—	24,215
Other, net	—	394	—	394

Net cash flows from investing activities	(261,856)	(166,213)	—	(428,069)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) subsidiaries	685,469	(685,469)	—	—
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—	(375,000)
Partial redemption of 9 1/8% Senior Notes due 2009	(245,000)	—	—	(245,000)
Capital contribution from ECC	267,356	—	—	267,356
Repayment of mortgages and other notes payable	—	(1,785)	—	(1,785)

Net cash flows from financing activities	332,825	(687,254)	—	(354,429)

Net increase (decrease) in cash and cash equivalents	(103,693)	2,937	—	(100,756)
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$156,091	$10,845	$—	$166,936

12. Related Party

As previously disclosed, we own 50% of NagraStar LLC (“NagraStar”), a joint venture that provides us with smart cards. During the nine months ended September 30, 2004, we purchased approximately $85.0 million of smart cards from NagraStar. As of September 30, 2004, we were committed to purchase approximately $95.5 million of smart cards from NagraStar. Approximately $45.0 million of these commitments had been accrued for as of September 30, 2004 on our condensed consolidated balance sheet.

13. Subsequent Events

$1.0 Billion Senior Notes Offering

On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes due October 1, 2014. The Notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Act of 1933. We used the net proceeds from issuance of the Notes, together with available cash, to redeem all of our outstanding 10 3/8% Senior Notes due 2007.

10 3/8% Senior Notes Redemption

Effective October 1, 2004, we redeemed the balance of our outstanding 10 3/8% Senior Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 105.188%, for a total of approximately $1.052 billion. The premium paid of approximately $51.9 million, along with unamortized debt issuance costs of approximately $4.1 million, were recorded as charges to earnings in October 2004.

Cash Dividend

On November 8, 2004, the Board of Directors of our parent company, ECC, declared a dividend of $1.00 per outstanding share of its Class A and Class B common stock, or $455.0 million in the aggregate. On or before December 14, 2004, we intend to pay a dividend to ECC to fund the payment of all or a portion of this dividend, and other potential ECC cash needs.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

Development and implementation fees received from SBC are being recognized in “Subscriber-related revenue” over the next several years. In order to estimate the amount recognized monthly, we first divide the number of co-branded subscribers activated during the month under the SBC agreement by total estimated co-branded subscriber activations during the life of the contract. We then multiply this percentage by the total development and implementation fees received from SBC. The resulting estimated monthly amount is recognized as revenue ratably over the estimated average co-branded subscriber life.

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes and related components by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Subscriber-related expenses. “Subscriber-related expenses” include costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, programming expenses, copyright royalties, residual commissions, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, direct costs of installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, contracted satellite telemetry, tracking and control services and transponder leases.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold by our ETC subsidiary to an international DBS service provider and unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales – equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

receiver systems sold directly by us to subscribers, net costs related to our free installation promotions and other promotional incentives, and costs related to acquisition advertising. We exclude the value of equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of “Subscriber acquisition costs.”

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

Other. The main components of “Other” income and expense are equity in earnings and losses of our affiliates, gains and losses on the sale of investments, and impairment of marketable and non-marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” Effective April 1, 2003, we include “Other income and expense” items in our definition of EBITDA. All prior period amounts conform to the current period presentation.

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

Free Cash Flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

	For the Three Months
	Ended September 30,		Variance
	2004	2003	Fav/(Unfav)%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,733,385	$1,365,760	$367,625	26.9%
Equipment sales	96,800	77,523	19,277	24.9%
Other	30,170	7,182	22,988	320.1%

Total revenue	1,860,355	1,450,465	409,890	28.3%

Costs and Expenses:
Subscriber-related expenses	931,933	687,472	(244,461)	(35.6%)
% of Subscriber-related revenue	53.8%	50.3%
Satellite and transmission expenses	27,518	20,728	(6,790)	(32.8%)
% of Subscriber-related revenue	1.6%	1.5%
Cost of sales — equipment	85,927	50,404	(35,523)	(70.5%)
% of Equipment sales	88.8%	65.0%
Cost of sales — other	10,708	(9)	(10,717)	N/A
Subscriber acquisition costs	377,822	347,585	(30,237)	(8.7%)
General and administrative	97,947	82,383	(15,564)	(18.9%)
% of Total revenue	5.3%	5.7%
Non-cash, stock-based compensation	—	1,083	1,083	100.0%
Depreciation and amortization	130,695	97,016	(33,679)	(34.7%)

Total costs and expenses	1,662,550	1,286,662	(375,888)	(29.2%)

Operating income	197,805	163,803	34,002	20.8%

Other income (expense):
Interest income	6,968	2,799	4,169	148.9%
Interest expense, net of amounts capitalized	(74,170)	(102,944)	28,774	28.0%
Other	(312)	(391)	79	20.2%

Total other income (expense)	(67,514)	(100,536)	33,022	32.8%

Income (loss) before income taxes	130,291	63,267	67,024	105.9%
Income tax benefit (provision), net	(6,722)	(6,733)	11	0.2%

Net income (loss)	$123,569	$56,534	$67,035	118.6%

Other and Non-GAAP Measures:
Subscribers (in millions), as of period end	10.475	9.085	1.390	15.3%

Subscriber additions, net	350,000	285,000	65,000	22.8%

Monthly churn percentage	1.77%	1.72%	(0.05%)	(2.9%)

Average subscriber acquisition costs per subscriber (“SAC”)	$421	$466	$45	9.7%

Average revenue per subscriber (“ARPU”)	$56.11	$50.88	$5.23	10.3%

EBITDA	$328,188	$260,428	$67,760	26.0%

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

DISH Network subscribers. As of September 30, 2004, we had approximately 10.475 million DISH Network subscribers compared to approximately 9.085 million DISH Network subscribers at September 30, 2003, an increase of approximately 15.3%. DISH Network added approximately 350,000 net new DISH Network subscribers for the quarter ended September 30, 2004 compared to approximately 285,000 net new DISH Network subscribers during the same period in 2003. As the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

A material portion of our new subscriber additions are derived from our relationship with SBC. However, SBC recently announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly. Our net new subscriber additions and certain of our other key operating metrics would be adversely affected to the extent SBC de-emphasizes or discontinues its efforts to acquire DISH Network subscribers.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.733 billion for the three months ended September 30, 2004, an increase of $367.6 million or 26.9% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below. DISH Network “Subscriber-related revenue” will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $56.11 during the three months ended September 30, 2004 and approximately $50.88 during the same period in 2003. The $5.23 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 on some of our most popular packages, a reduction in the number of subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes, including digital video recorders. We provided local channels by satellite in 150 markets as of September 30, 2004 compared to 71 markets as of September 30, 2003. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC. While there can be no assurance, we expect revenues from this relationship, particularly installation revenues, to continue to have a positive impact on ARPU in the near term to the extent that we continue to add co-branded subscribers under the agreement.

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

Equipment sales. For the three months ended September 30, 2004, “Equipment sales” totaled $96.8 million, an increase of $19.3 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically and an increase in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers. The increase in sales of DBS accessories primarily relates to, among other things, subscriber equipment upgrades to support the launch of additional programming, including local markets.

Subscriber-related expenses. “Subscriber-related expenses” totaled $931.9 million during the three months ended September 30, 2004, an increase of $244.5 million or 35.6% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.8% and 50.3% of “Subscriber-related revenue” during the three months ended September 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and a larger dish, or “SuperDISH,” which is used to receive programming from our Fixed Satellite Service (“FSS”) satellites. The increase also resulted from cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. Since margins related to our co-branded subscribers are lower than for our traditional subscribers, we expect this relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under the agreement. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by the increase in monthly average revenue per DISH Network subscriber discussed above, an $8.0 million reduction in our reserve for estimated “Subscriber-related expenses” relating to prior periods, and by an approximate $13.0 million reduction in our accrual for the replacement of smart cards. The smart card reduction primarily resulted from a decrease in our estimate of the number of older satellite receivers that will be active when we exchange smart cards. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue.”

We currently offer local broadcast channels in approximately 151 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, it is expected that subscriber churn would be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $27.5 million during the three months ended September 30, 2004, a $6.8 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our FSS agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.6% and 1.5% of “Subscriber-related revenue” during each of the three months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the launch and on-going operations of our local markets discussed above. These expenses will increase further in the future to the extent we enter into additional satellite lease agreements, obtain traditional satellite insurance, and to the extent we increase the operations at our digital broadcast centers as, among other things, additional satellites are placed in service and additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $85.9 million during the three months ended September 30, 2004, an increase of $35.5 million compared to the same period in 2003. This increase related primarily to the increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically and an approximate $10.7 million charge related to slow moving and obsolete inventory. Sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers also contributed to the increase. “Cost of sales – equipment” represented 88.8% and 65.0% of “Equipment sales,” during the three months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to lower margins on the sale of DBS accessories, a decline in the margins on sales by our ETC subsidiary to an international DBS service provider and the charge for slow moving and obsolete inventory discussed above.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $377.8 million for the three months ended September 30, 2004, an increase of $30.2 million or 8.7% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the three months ended September 30, 2004 compared to the same period in 2003. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation (“SAC”) were approximately $421 for the three months ended September 30, 2004 and approximately $466 during the same period in 2003. The decrease in SAC was directly attributable to the acquisition of co-branded subscribers during 2004. Absent the effect of co-branded subscribers, SAC would have increased during the current quarter as compared to the same period in 2003. The increase in SAC (excluding the effect of co-branded subscribers) was primarily related to more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the three months ended September 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the three months ended September 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the three months ended September 30, 2004 as compared to the same period in 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program, and reduced subscriber acquisition advertising. Additional penetration of our equipment lease program will increase our capital expenditures. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. Equipment capitalized under our lease program for new customers totaled approximately $165.8 million and $31.0 million for the three months ended September 30, 2004 and 2003, respectively. Returned equipment relating to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $16.7 million and $5.1 million during the three months ended September 30, 2004 and 2003, respectively. If these amounts were included, our SAC would have been approximately $588 during the three months ended September 30, 2004 compared to $500 during the same period in 2003. This increase was primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, digital video recorders and high definition receivers.

General and administrative expenses. “General and administrative expenses” totaled $97.9 million during the three months ended September 30, 2004, an increase of $15.6 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.3% and 5.7% of “Total revenue” during the three months ended September 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $130.7 million during the three months ended September 30, 2004, a $33.7 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other additional depreciable assets, including finite lived intangible assets, placed in service during the fourth quarter of 2003 and the nine months ended September 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

during the three months ended September 30, 2004. This partially offset the increase in depreciation expense discussed above.

Interest expense, net of amounts capitalized. “Interest expense” totaled $74.2 million during the three months ended September 30, 2004, a decrease of $28.8 million compared to the same period in 2003. This decrease primarily resulted from a net reduction in interest expense of approximately $6.2 million as a result of debt redemptions and repurchases during 2003 and 2004, partially offset by interest on new debt issued during October 2003. Interest expense during the three months ended September 30, 2003 included $25.2 million of charges related to the partial redemption of our 9 1/8% Senior Notes due 2009 during the third quarter of 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $328.2 million during the three months ended September 30, 2004, compared to $260.4 million during the same period in 2003. The $67.8 million increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $187.2 million and $34.1 million during the three months ended September 30, 2004 and 2003, respectively. As previously discussed, to the extent we introduce more aggressive marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended September 30,
	2004	2003
	(In thousands)
EBITDA	$328,188	$260,428
Less:
Interest expense, net of amounts capitalized and interest income	67,202	100,145
Income tax provision (benefit), net	6,722	6,733
Depreciation and amortization	130,695	97,016

Net income	$123,569	$56,534

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

Income tax benefit ( provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximate $599.1 million valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. In the future, at such time as is required by SFAS 109, all or a portion of the current valuation allowance may be reversed. Reversing our current recorded valuation allowance would have a material positive impact on our “Net income (loss)” for future periods. However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Net income (loss). “Net income” was $123.6 million during the three months ended September 30, 2004, an increase of $67.0 million compared to $56.5 million for the same period in 2003. The increase was primarily attributable to a decrease in “Interest expense, net of amounts capitalized” and an increase in “Operating income” resulting from the factors discussed above. Our future net income (loss) results will be negatively impacted to the extent we introduce more aggressive marketing promotions that materially increase our subscriber acquisition costs since these subscriber acquisition costs are generally expensed as incurred.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

	For the Nine Months
	Ended September 30,		Variance
	2004	2003	Fav/(Unfav)%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$4,886,978	$4,001,647	$885,331	22.1%
Equipment sales	257,236	194,730	62,506	32.1%
Other	69,716	23,425	46,291	197.6%

Total revenue	5,213,930	4,219,802	994,128	23.6%

Costs and Expenses:
Subscriber-related expenses	2,612,010	1,983,127	(628,883)	(31.7%)
% of Subscriber-related revenue	53.4%	49.6%
Satellite and transmission expenses	78,732	50,495	(28,237)	(55.9%)
% of Subscriber-related revenue	1.6%	1.3%
Cost of sales — equipment	206,745	134,651	(72,094)	(53.5%)
% of Equipment sales	80.4%	69.1%
Cost of sales — other	21,218	13	(21,205)	N/A
Subscriber acquisition costs	1,160,886	941,558	(219,328)	(23.3%)
General and administrative	274,077	247,790	(26,287)	(10.6%)
% of Total revenue	5.3%	5.9%
Non-cash, stock-based compensation	1,180	2,855	1,675	58.7%
Depreciation and amortization	349,066	289,251	(59,815)	(20.7%)

Total costs and expenses	4,703,914	3,649,740	(1,054,174)	(28.9%)

Operating income	510,016	570,062	(60,046)	(10.5%)

Other income (expense):
Interest income	24,454	7,109	17,345	244.0%
Interest expense, net of amounts capitalized	(312,295)	(285,101)	(27,194)	(9.5%)
Other	(998)	(249)	(749)	(300.8%)

Total other income (expense)	(288,839)	(278,241)	(10,598)	(3.8%)

Income (loss) before income taxes	221,177	291,821	(70,644)	(24.2%)
Income tax benefit (provision), net	(11,033)	(17,418)	6,385	36.7%

Net income (loss)	$210,144	$274,403	$(64,259)	(23.4%)

Other and Non-GAAP Measures:
Subscribers (in millions), as of period end	10.475	9.085	1.390	15.3%

Subscriber additions, net	1,050,000	905,000	145,000	16.0%

Monthly churn percentage	1.66%	1.58%	(0.08%)	(5.1%)

Average subscriber acquisition costs per subscriber (“SAC”)	$458	$441	$(17)	(3.9%)

Average revenue per subscriber (“ARPU”)	$54.54	$51.38	$3.16	6.2%

EBITDA	$858,084	$859,064	$(980)	(0.1%)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $4.887 billion for the nine months ended September 30, 2004, an increase of $885.3 million or 22.1% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per DISH Network subscriber was approximately $54.54 during the nine months ended September 30, 2004 and approximately $51.38 during the same period in 2003. The $3.16 increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, a reduction in the number of subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite and an increase in subscribers with multiple set-top boxes, including digital video recorders. This increase was also partially attributable to revenue from equipment sales, installation and other services related to our relationship with SBC.

Equipment sales. For the nine months ended September 30, 2004, “Equipment sales” totaled $257.2 million, an increase of $62.5 million compared to the same period during 2003. This increase principally resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. This increase in “Equipment sales” was partially offset by a decrease in sales of non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers and a decrease in sales by our ETC subsidiary to an international DBS service provider.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.612 billion during the nine months ended September 30, 2004, an increase of $628.9 million or 31.7% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.4% and 49.6% of “Subscriber-related revenue” during the nine months ended September 30, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and our SuperDISH, and further to cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. The increase in the expense to revenue ratio from 2003 to 2004 was partially offset by the increase in monthly average revenue per DISH Network subscriber and the approximate $13.0 million reduction in our accrual for the replacement of smart cards discussed above.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $78.7 million during the nine months ended September 30, 2004, a $28.2 million increase compared to the same period in 2003. This increase primarily resulted from launch and operational costs, including lease payment obligations pursuant to our FSS agreements, associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.6% and 1.3% of “Subscriber-related revenue” during each of the nine months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the launch and on-going operations of our local markets discussed above.

Cost of sales – equipment. “Cost of sales – equipment” totaled $206.7 million during the nine months ended September 30, 2004, an increase of $72.1 million compared to the same period in 2003. This increase primarily resulted from an increase in unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically discussed above. This increase was also attributable to approximately $17.4 million in charges for slow moving and obsolete inventory. “Cost of sales – equipment” represented 80.4% and 69.1% of “Equipment sales,” during the nine months ended September 30, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to lower margins on the sale of DBS accessories, a decline in the margins on sales by our ETC subsidiary to an international DBS service provider, and the charges for slow moving and obsolete inventory discussed above.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.161 billion for the nine months ended September 30, 2004, an increase of $219.3 million or 23.3% compared to the same period in 2003. The increase in “Subscriber acquisition costs” was directly attributable to a larger number of gross DISH Network subscriber additions during the nine months ended September 30, 2004 compared to the same period in 2003. “Subscriber acquisition costs” during the nine months ended September 30, 2003 included a benefit of approximately $34.4 million resulting from a litigation settlement which also contributed to the increase. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC” below.

SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $458 for the nine months ended September 30, 2004 and approximately $441 during the same period in 2003. SAC during the nine months ended September 30, 2003 included the benefit of approximately $34.4 million discussed above. Absent this benefit, our SAC for the nine months ended September 30, 2003 would have been approximately $16 higher, or $457. The increase in SAC during the nine months ended September 30, 2004 as compared to the same period in 2003 (excluding this benefit) was primarily attributable to more expensive promotions we offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during the nine months ended September 30, 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to the same period in 2003. Finally, subscribers added during the nine months ended September 30, 2004 received more free equipment and less discounted programming than new subscribers activated during the comparable period in 2003. This change in promotional mix increased both SAC and ARPU for the nine months ended September 30, 2004 as compared to the same period in 2003. These factors were partially offset by the acquisition of co-branded subscribers during 2004, an increase in DISH Network subscribers participating in our equipment lease program, and reduced subscriber acquisition advertising.

We exclude the value of equipment capitalized under our equipment lease program from our calculation of SAC. We also exclude payments and the value of returned equipment relating to disconnecting lease program subscribers from our calculation of SAC. Equipment capitalized under our lease program for new customers totaled approximately $375.2 million and $86.6 million for the nine months ended September 30, 2004 and 2003, respectively. Returned equipment relating to disconnecting lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $44.5 million and $16.3 million during the nine months ended September 30, 2004 and 2003, respectively. If these amounts were included, our SAC would have been approximately $589 during the nine months ended September 30, 2004 compared to $474 during the same period in 2003. As discussed above, “Subscriber acquisition costs” during the nine months ended September 30, 2003 included a benefit of approximately $34.4 million or $16 per subscriber related to a litigation settlement. Absent this benefit, our SAC, including the value of equipment capitalized under our equipment lease program and including payments and the value of returned equipment relating to disconnecting lease program subscribers would have been $490 for the nine months ended September 30, 2003. This increase is primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, digital video recorders and high definition receivers.

General and administrative expenses. “General and administrative expenses” totaled $274.1 million during the nine months ended September 30, 2004, an increase of $26.3 million compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.3% and 5.9% of “Total revenue” during the nine months ended September 30, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from higher total revenues discussed above and administrative efficiencies.

Depreciation and amortization. “Depreciation and amortization” expense totaled $349.1 million during the nine months ended September 30, 2004, a $59.8 million increase compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

related to equipment leased to customers and other additional depreciable assets, including finite lived intangible assets, placed in service during the fourth quarter of 2003 and the nine months ended September 30, 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the nine months ended September 30, 2004. This partially offset the increase in depreciation expense discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $858.1 million during the nine months ended September 30, 2004, compared to $859.1 million during the same period in 2003. EBITDA during the nine months ended September 30, 2003 included a benefit of approximately $34.4 million related to a litigation settlement which contributed to the current period $1.0 million decrease in EBITDA. Absent this 2003 benefit, our EBITDA for the nine months ended September 30, 2004 would have been $33.4 million higher than EBITDA for the comparable period in 2003. The increase in EBITDA (excluding this benefit) was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $412.8 million and $92.2 million during the nine months ended September 30, 2004 and 2003, respectively.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
EBITDA	$858,084	$859,064
Less:
Interest expense, net of amounts capitalized and interest income	287,841	277,992
Income tax provision (benefit), net	11,033	17,418
Depreciation and amortization	349,066	289,251

Net income	$210,144	$274,403

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

Net income (loss). “Net income” was $210.1 million during the nine months ended September 30, 2004, a decrease of $64.3 million compared to $274.4 million for the same period in 2003. The decrease was primarily attributable to lower “Operating income” resulting from the factors discussed above, and increases in “Interest expense, net of amounts capitalized.” The decrease partially offset by an increase in “Interest income” and a decrease in the income tax provision.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber Turnover

Our percentage monthly subscriber churn for the nine months ended September 30, 2004 was approximately 1.66%, compared to our percentage subscriber churn for the same period in 2003 of approximately 1.58%. We believe the increase in subscriber churn resulted from a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, impacts from the temporary unavailability of Viacom programming, and the changes in promotional mix discussed below. While we believe the impact of many of these factors will diminish with time, there can be no assurance that these and other factors will not continue to contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers. While these subscribers typically churn at a higher rate, they are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Effective February 1, 2004, we introduced our Digital Home Advantage promotion. Under this promotion, subscribers who lease equipment typically are not required to enter into annual or longer programming commitments. Therefore, Digital Home Advantage subscribers may be more likely to terminate during their first year of service since there is no financial disincentive for them to terminate. Prior to introduction of this promotion, a greater percentage of our new DISH Network subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. Since the number of our DISH Network subscribers with expiring commitments currently exceeds the number of new multi-period commitment subscribers we are acquiring, subscriber churn has been and will be adversely impacted for approximately the next five months while these changes in promotional mix are being absorbed. However, we believe that any impact on our overall economic return has been, and will continue to be, mitigated by the acquisition of more DISH Network subscribers under our Digital Home Advantage promotion whereby upon customer disconnect, the equipment is returned and may be redeployed to future subscribers.

We currently offer local broadcast channels in approximately 151 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. In connection with reauthorization of the Satellite Home Viewer Improvement Act this year, Congress is considering requiring that all local broadcast channels delivered by satellite to any particular market be available from one dish. We currently plan to transition all markets to a single dish by 2008. If a two-dish prohibition with a shorter transition period is enacted, we would be forced by capacity limitations to move the local channels in as many as 30 markets to new satellites, requiring subscribers in those markets to install a second dish to continue receiving their local channels. We may be forced to stop offering local channels in some of those markets altogether. The transition would result in disruptions of service for a substantial number of customers, and the cost of compliance could exceed $100.0 million. To the extent those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, it is expected that subscriber churn would be negatively impacted.

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

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations, and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports we file or submit under the Exchange Act. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of evaluating and testing our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal controls over financial reporting that would be required to be reported in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2004, and there can be no assurance that there will not be any change in our controls that would be reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

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

In April 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, EchoStar reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, EchoStar reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. EchoStar has also reached private settlements with many independent stations and station groups. EchoStar was unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the Court issued a final judgment in June 2003. The Court found that with one exception our current distant network qualification procedures comply with the law. We revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. EchoStar appealed and the Court has vacated the fee award. The District Court also allowed EchoStar an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to none-the-less receive those channels by satellite. Further, even though the Satellite Home Viewer Improvement Act provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

PART II — OTHER INFORMATION

EchoStar believes the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral argument occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers will cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (Note 6 to our condensed consolidated financial statements).

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

It is our understanding that these patents may be licensed by Superguide to Gemstar. Gemstar was added as a party to this case and asserted these patents against EchoStar. Gemstar’s claim against EchoStar was resolved as a part of the settlement discussed above.

A Markman ruling interpreting the patent claims was issued by the Court and in response to that ruling; EchoStar filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar filed a motion for summary judgment of infringement with respect to one of the patents. During July 2002, the Court ruled that none of our products infringe the 5,038,211 and 5,293,357 patents. With respect to the 4,751,578 patent, the Court ruled that none of our current products infringed that patent and asked for additional information before it could rule on certain low-volume products that are no longer in production. During July 2002, the Court summarily ruled that the low-volume products did not infringe any of the asserted patents. Accordingly, the Court dismissed the case and awarded EchoStar its court costs and the case was appealed to the United States Court of Appeals for the Federal Circuit.

During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. A petition for reconsideration of the Federal

PART II — OTHER INFORMATION

Circuit Decision was denied. Based upon the settlement with Gemstar, EchoStar now has an additional defense in this case based upon a license from Gemstar. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, LLC

In November of 2001, Broadcast Innovation, LLC filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Accordingly, in September 2004, EchoStar filed a motion for entry of judgment in EchoStar’s favor based upon that ruling in the parallel case. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

In January 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. EchoStar intends to vigorously defend this case and has moved to have it transferred to the United States District Court for the Northern District of California. In the event that a Court ultimately determines that we infringe this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION

Specifically, the Court found there were triable issues of fact whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. The Court scheduled a hearing for December 7, 2004 on the Motion for Class Certification. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs have filed a motion for additional time to conduct discovery to enable them to respond to EchoStar’s motion. The Court granted a limited discovery period until November 15, 2004. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal for lack of personal jurisdiction. The Fifth Circuit vacated and remanded the District Court’s denial of EchoStar’s motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is EchoStar’s collection of costs, which were previously granted by the Court.

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of EchoStar’s Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand, a broadband Internet satellite venture in which EchoStar invested. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme

PART II — OTHER INFORMATION

Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against EchoStar although Acacia’s complaint does not identify any products or services that it believes are infringing these patents. Accordingly, the defendants have filed a motion for a more definite statement.

The asserted patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several internet adult content providers in the United States District Court for the Central District of California. On July 12, 2004, that Court issued a Markman ruling which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

On June 14, 2004, Fox Sports Direct (“Fox”) sued EchoStar in the United States District Court Central District of California for alleged breach of contract. During October 2004, EchoStar reached a settlement with Fox for an immaterial amount.

Satellite Insurance

In September 1998, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aviation Underwriters, Inc., United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate

PART II — OTHER INFORMATION

Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras-Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 Meb AND 861 Meb; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers assert, among other things, that EchoStar IV was not a total loss, as that term is defined in the policy, and that EchoStar did not abide by the exact terms of the insurance policies. EchoStar strongly disagrees and filed arbitration claims against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. Due to forum selection clauses in certain of the policies, EchoStar is pursuing its arbitration claims against Ace Bermuda Insurance Ltd. in London, England, and its arbitration claims against all of the other insurance carriers in New York, New York. The New York arbitration commenced during April 2003, and the Arbitration Panel conducted approximately thirty-five days of hearings. The insurers have requested additional proceedings in the New York arbitration before any final arbitration award is made by the Panel. The parties to the London arbitration have agreed to stay that proceeding pending a ruling in the New York arbitration. There can be no assurance when an arbitration award may be made and what amount, if any, EchoStar will receive in either the New York or the London arbitrations or, if EchoStar does, that we will retain title to EchoStar IV with its reduced capacity.

On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. The insurers have asserted that, even if EchoStar IV was previously a total loss, as a result of the deployment of the south solar array on EchoStar IV, EchoStar IV is now not a total loss under the terms of the insurance policies. On September 28, 2004, the Arbitration Panel ruled that, if it determines that there has been a compensable loss under the insurance policies, this deployment of the south solar array is not relevant to the extent of the loss under the terms of those policies. EchoStar continues to believe that the satellite is and remains a total loss under the terms of the insurance policies.

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II  — OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits.

31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Principal Financial Officer (Principal Financial Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by Chairman and Chief Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certification by Chairman and Chief Executive Officer

32.2	Section 906 Certification by Principal Financial Officer