Form 10-K
period 2004-12-31
ECHOSTAR DBS CORP
filed 2005-03-31
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 25, 2005, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None

PART I
Disclosure regarding forward-looking statements	i
Item 1. Business	1
Item 2. Properties	3
Item 3. Legal Proceedings	4
Item 4. Submission of Matters to a Vote of Security Holders	*
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6. Selected Financial Data	*
Item 7. Management’s Narrative Analysis of Results of Operations	10
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	26
Item 8. Financial Statements and Supplementary Data	28
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A. Controls and Procedures	28
PART III
Item 10. Directors and Executive Officers of the Registrant	*
Item 11. Executive Compensation	*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13. Certain Relationships and Related Transactions	*
Item 14. Principal Accountant Fees and Services	*
PART IV
Item 15. Exhibits and Financial Statement Schedules	29
Signatures	33
Index to Consolidated Financial Statements	F-1
Section 302 Certification by Chairman and CEO
Section 302 Certification by Executive VP and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by Executive VP and CFO

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I) (2) (a) and (c) of Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors are likely to enter the subscription television business, and new technologies may increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	partners in our co-branding and other distribution relationships may de-emphasize or discontinue their efforts to acquire DISH Network subscribers, or may begin offering non-DISH Network video services, which would cause our subscriber additions and related revenue to decline and could cause our subscriber turnover and other costs to increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our DBS system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	We are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

i

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	EchoStar Communications Corporation (“EchoStar”), our ultimate parent company, is periodically evaluating and testing its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes internal control over financial reporting relating to our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2004, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

ii

PART I

Item 1. BUSINESS

Brief Description of Business

EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of its nine in-orbit satellites and related FCC licenses into our subsidiaries. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2004. Substantially all of EchoStar’s operations are conducted by our subsidiaries which operate two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

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

Recent Developments

$1.0 Billion Senior Notes Offering. On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes due October 1, 2014. The Notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. We used the net proceeds from issuance of the Notes, together with available cash, to redeem all of our outstanding 10 3/8% Senior Notes due 2007.

10 3/8% Senior Notes Redemption. Effective October 1, 2004, we redeemed all of our outstanding 10 3/8% Senior Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 105.188%, for a total of approximately $1.052 billion. The premium paid of approximately $51.9 million, along with unamortized debt issuance costs of approximately $4.1 million, were recorded as charges to earnings during the fourth quarter of 2004.

Cash Dividend. On December 14, 2004, EchoStar paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of its Class A and Class B common stock. On December 13, 2004, we paid a dividend of approximately $500.0 million to EchoStar to fund the payment of this dividend and other potential EchoStar cash needs.

Cablevision Satellite Acquisition. On January 20, 2005, we agreed to purchase certain satellite assets from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation for $200.0 million. Specifically, we have agreed to purchase Rainbow 1, a direct broadcast satellite located at 61.5 degrees West Longitude, together with the rights to 11 DBS frequencies at that location. The satellite includes 13 transponders, up to 12 of which can be operated in “spot beam” mode. Also, as part of this transaction, we will acquire ground facilities and related assets in Black Hawk, S.D. The transaction is subject to customary conditions including regulatory approval by the FCC. There can be no assurance that such approval will be obtained.

Settlement of EchoStar IV Arbitration. Several years ago, EchoStar filed a $219.3 million insurance claim as a result of the failure of our EchoStar IV satellite to operate properly. The satellite insurance consisted of separate, substantially identical policies with many carriers for varying amounts which, in combination, created a total insured amount of $219.3 million. All of the carriers contested the loss claim, resulting in arbitration under the terms of the policies.

On March 4, 2005, EchoStar agreed to settle its insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. EchoStar has received signed agreements back from all insurers.

Amounts payable to us in excess of our previously recorded $106.0 million receivable will be recognized in income during the period in which the respective insurers sign the settlement agreement. See “Item 3 – Legal Proceedings” for more information relating to the underlying insurance claim and our historical accounting for that claim.

Internal Review. EchoStar’s Audit Committee recently completed a review of recordkeeping and internal control issues relating to certain of our vendor and third party relationships (the “Review”). The Review concluded that EchoStar’s recordkeeping in prior years and the current control environment were deficient and reported one instance in which one of EchoStar’s executive officers in charge of certain business functions directed the preparation, in prior years, of inaccurate documentation that was used to determine payments made to a vendor. Management has evaluated this instance and determined that it constitutes a “significant deficiency” in EchoStar’s internal control over financial reporting, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Notwithstanding this determination, no adjustments to our consolidated financial statements were required as a result of the Review, and none were made. We are, however, implementing several changes recommended by EchoStar’s Audit Committee to our governance, operating and control policies and procedures. EchoStar’s has also taken disciplinary action and other steps to remediate the conduct underlying the deficiencies identified by the Audit Committee’s Review.

Following the March 10, 2005 publication of a news article purporting to describe the Review and other matters, EchoStar received a phone call from the Division of Enforcement of the Securities and Exchange Commission inquiring about the matters described in the news article. EchoStar intends to fully respond to that inquiry.

On March 14, 2005, a shareholder derivative lawsuit was filed against EchoStar, its chairman and chief executive officer Charles W. Ergen and the members of its board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of EchoStar’s board of directors breached their fiduciary duties to EchoStar in connection with the matters that were the subject of the Review.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Item 2. PROPERTIES

The following table sets forth certain information concerning the principal properties of EchoStar:

		Approximate
	Segment(s)	Square	Owned or
Description/Use/Location	Using Property	Footage	Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	150,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	123,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	120,000	Owned
Customer call center and data center, Littleton, Colorado	DISH Network	202,000	Owned
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	78,500	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Thornton, Colorado	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	144,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	163,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Warehouse and distribution center, Chicago, Illinois	DISH Network	48,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	44,000	Owned
Warehouse and distribution center, Baltimore, Maryland	DISH Network	37,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands	Other	55,000	Owned

In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States.

Item 3. LEGAL PROCEEDINGS

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida in Miami entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to find that its method of providing distant network programming did not violate the Satellite Home Viewer Improvement Act (“SHVIA”) and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. EchoStar asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed EchoStar an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to nonetheless receive those channels by satellite. Further, even though SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December

2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

EchoStar believes the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Satellite Insurance

Several years ago, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras - Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 MEB and 861 MEB; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. EchoStar rejected this settlement offer and submitted its claim to arbitration pursuant to the terms of the insurance policies.

On March 4, 2005, EchoStar agreed to settle its insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. EchoStar has received signed agreements back from all insurers.

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

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon the settlement with Gemstar discussed above, EchoStar now has an additional defense in this case based upon a license from Gemstar. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. EchoStar’s case is stayed pending the appeal of the Charter case. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied EchoStar’s motion to transfer this case to the United States District Court for the Northern District of California. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against EchoStar.

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

Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. It is uncertain whether the Plaintiff will appeal this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and EchoStar expects the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal. The Fifth Circuit vacated and remanded the District Court’s denial of EchoStar’s motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is EchoStar’s collection of costs, which were previously granted by the Court.

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which EchoStar invested, filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of EchoStar’s Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. The Plaintiffs appealed the denial of their motion to amend and the appeal is pending. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including EchoStar, who invested in Enron’s commercial paper.

The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that EchoStar received voidable or fraudulent prepayments of approximately $40.0 million. EchoStar typically invests in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of EchoStar’s investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants have moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim. Those motions are currently under consideration by the Court. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Bank One

During March 2004, Bank One, N.A. (“Bank One”) filed suit against EchoStar and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that EchoStar entered into a guarantee wherein it agreed to pay any indemnity obligation incurred by Bank One. During April 2004, EchoStar removed the case to federal court in Columbus, Ohio. EchoStar denies the allegations and intends to vigorously defend against the claims. EchoStar filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted EchoStar’s motion, agreeing EchoStar did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that EchoStar owed Bank One a duty to indemnify. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Church Communications Network, Inc.

During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against EchoStar Satellite L.L.C. (“ESLLC”) in the United States District Court for the Northern District of Alabama. CCN contends that our contractual relationship with Dominion Video Satellite, Inc., a direct broadcast provider that airs only Christian programming, constitutes a breach of a commercial television services agreement between ESLLC and CCN (the “CCN Agreement”). Further, CCN contends that our reluctance to disclose the confidential provisions of the Dominion/EchoStar agreement warrant causes of action for negligent misrepresentation, intentional misrepresentation, and non-disclosure. We filed a motion to dismiss CNN’s complaint, or alternatively to transfer the case to a Colorado court. The Court denied our motion to dismiss, but granted our motion to transfer. As a result, the action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss the case in the Colorado court. The motion to dismiss is currently pending before the Court and the case is currently in discovery.

Although the CCN Agreement specifically limits damages to $500,000, CCN initially sought $1.5 million. As this case progressed, CCN initially increased the amount of its alleged damages to over $3.0 million and has recently indicated that it is now seeking damages in excess of $15.0 million. As this is currently in early discovery it is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against EchoStar Communications Corporation in the United States District Court for the Southern District of New York alleging that EchoStar has anticipatorily repudiated or is in breach of an alleged agreement between EchoStar and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. Vivendi has since filed a motion for a preliminary injunction, in which it asks the Court to order EchoStar to broadcast the Vivendi music-video channel during the pendency of the litigation and to pay Vivendi for the provision of its music-video channel. EchoStar intends to vigorously defend this case. In the event that a Court determines that Vivendi is entitled to a preliminary injunction, we may be required to broadcast the Vivendi music-video channel during the pendency of the litigation, which would impact the bandwidth that we have available to broadcast other services. In the event that a Court ultimately determines that EchoStar has a contractual obligation to broadcast the Vivendi music-video channel and that EchoStar is in breach of that obligation, we may be required to broadcast the Vivendi music-video channel and be subject to substantial damages. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Fox Sports Direct

During June 2004, Fox Sports Direct (“Fox”) sued EchoStar in the United States District Court Central District of California for alleged breach of contract. During October 2004, EchoStar reached a settlement with Fox for an immaterial amount.

Other

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 25, 2005, all 1,015 issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

Cash Dividend. On December 14, 2004, EchoStar paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of its Class A and Class B common stock. On December 13, 2004, we paid a dividend of approximately $500.0 million to EchoStar to fund the payment of this dividend and other potential EchoStar cash needs.

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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Our strategy for 2005 will focus on improving our operating results and free cash flow by attempting to increase our subscriber base, reduce churn, control rising subscriber acquisition costs and maintain or improve operating margins. We will also focus on improving our competitive position by leveraging our increased satellite capacity to pursue strategic initiatives.

Operational Results and Goals

Increase our subscriber base and reduce churn. We added approximately 1.480 million net new subscribers during 2004, ending the year with approximately 10.905 million DISH Network subscribers. We remain committed to growing our subscriber base with high quality customers by continuing to offer compelling consumer promotions. These promotions include offers of free or low cost advanced consumer electronics products, such as digital video recorders and high definition receivers, as well as various promotional offers of our DISH Network programming

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

packages, which we believe generally have a better “price-to-value” relationship than packages currently offered by most other subscription television providers.

However, there are many reasons we may not be able to maintain our current rate of new subscriber growth. For example, our subscriber growth would decrease if our partners in our co-branding and other distribution relationships de-emphasize or discontinue their efforts to acquire DISH network subscribers, or if they begin offering non-DISH Network video services. Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced digital video recorders, video on demand (“VOD”) services, and HDTV services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services.

In order to increase our subscriber base we must control our rate of customer turnover, or “churn.” Our percentage monthly churn for the year ended December 31, 2004 was approximately 1.62%, compared to our percentage churn for the same period in 2003 of approximately 1.57%. Our principal strategy to control churn is to attract higher quality long term customers by imposing heightened credit requirements and tailoring our promotions toward subscribers desiring multiple receivers and advanced products such as digital video recorders and high definition receivers. We also plan to continue to offer advanced products to existing customers through our lease promotions and to initiate other loyalty programs to improve our overall subscriber retention. However, there can be no assurance these and other actions we may take to control subscriber churn will be successful, and we are unlikely to be able to continue to grow our subscriber base at current rates if we cannot control our customer churn.

We also continue to undertake initiatives with respect to our conditional access system to further enhance the security of the DISH Network signal and attempt to make theft of our programming commercially impractical or uneconomical. However, piracy and many other factors may have a material adverse impact on our subscriber churn.

Control rising subscriber acquisition costs. We generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers, and these and other subscriber acquisition costs have increased significantly over the past year. If a subscriber churns earlier than previously estimated, we may not fully recover the costs related to the acquisition of that subscriber. Our principal strategies to control rising subscriber acquisition costs involve growing our base with higher quality customers who are less likely to churn and reducing the overall cost of subsidized equipment we provide to new customers. Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers to new subscribers. We are further reducing the cost of subscriber equipment through our design and deployment of EchoStar receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single set-top box, thereby reducing the number of EchoStar receivers we deploy to each subscriber household. However, our overall subscriber acquisition costs, including amounts expensed and capitalized, both in the aggregate and on a per new subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions or newer, more expensive consumer electronics products in response to new promotions and products offered by our competitors. In addition, new compression technologies will inevitably render some portion of our current and future EchoStar receivers obsolete and we will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes.

Maintain or improve operating margins. We will continue to work to generate cost savings during 2005 by improving our operating efficiency and attempting to control rising programming costs. During 2004, our operating margins were negatively impacted by costs associated with the expansion of our installation, in-home service and call center operations. We are attempting to control these costs by improving the quality of the initial installation, providing better subscriber education in the use of our products and services, and enhancing our training programs for our in-home service and call center representatives. However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our operating margins have also been adversely impacted by rising programming costs. Payments we make to programmers for programming content represent one of the largest components of our operating costs. We expect programming providers to continue to demand higher rates for their programming. We will continue to negotiate aggressively with programming providers in an effort to control rising programming costs. However, there can be no assurance we will be successful in controlling these costs, and we may be forced to drop one or more channels if we cannot reach acceptable agreements with all of our content providers. In addition, there can be no assurance that we will be able to increase the price of our programming to offset these programming rate increases without affecting the competitiveness of our programming packages.

Leverage Increased Satellite Capacity. We have recently entered into agreements to purchase or lease a substantial amount of additional satellite capacity. We are currently evaluating various opportunities to utilize this capacity, including, but not limited to, launching satellite two-way and wireless broadband data services, increasing our international programming and expanding our local and high definition programming. However, we face a variety of risks and uncertainties that may prevent us from utilizing this additional satellite capacity profitably. These risks include, among other things, the risks that there may be insufficient market demand for these new services and program offerings, or that customers might find competing services and program offerings more attractive. In addition, many of these new services depend on successful development of new technologies which may not perform as we expect. Our results of operation and financial condition will be adversely affected if we cannot make profitable use of this additional satellite capacity.

Explanation of Key Metrics and Other Items

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes and other subscriber revenue. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to that agreement. Revenue from equipment sales to SBC is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

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

Equipment sales. “Equipment sales” consist of sales of digital set-top boxes and related components by our ETC subsidiary to an international DBS service provider. “Equipment sales” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to SBC. Effective January 1, 2004, “Equipment sales” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue. All prior period amounts were reclassified to conform to the current period presentation.

Other. “Other” sales consists principally of subscription television service revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004.

Subscriber-related expenses. “Subscriber-related expenses” principally include costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, programming expenses, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox,

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales and expenses from equipment sales, direct costs of installation and other services related to that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold by our ETC subsidiary to an international DBS service provider and unsubsidized sales of DBS accessories to DISH Network subscribers and to retailers and other distributors of our equipment domestically. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC. Effective January 1, 2004, “Cost of sales - equipment” includes non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Cost of sales – other.” All prior period amounts conform to the current period presentation.

Cost of sales – other. “Cost of sales – other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.

Subscriber acquisition costs. Under most promotions, we subsidize the installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our equipment lease program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment related to disconnected lease program subscribers from our calculation of “Subscriber acquisition costs.”

SAC and Equivalent SAC. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing total “Subscriber acquisition costs” for a period by the number of gross new DISH Network subscribers during the period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. “Equivalent SAC” adds to “Subscriber acquisition costs” the value of equipment capitalized under our new subscriber lease program less the value of returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us.

General and administrative expenses. “General and administrative expenses” primarily include employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with administration.

Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our debt and convertible debt securities, net of capitalized interest.

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

DISH Network subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with SBC and other distribution relationships, in our DISH Network subscriber

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, AT60 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

During April 2004, we acquired the C-band subscription television service business of SNG, the assets of which primarily consist of acquired customer relationships. Although we expect to convert some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH network subscriber count unless they have also subscribed to our DISH Network DBS television service.

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

Subscriber churn/subscriber turnover. We are not aware of any uniform standards for calculating subscriber churn and believe presentations of subscriber churn may not be calculated consistently by different companies in the same or similar businesses. We calculate percentage monthly subscriber churn by dividing the number of DISH Network subscribers who terminate service during each month by total DISH Network subscribers as of the beginning of that month. We calculate average subscriber churn for any period by dividing the number of DISH Network subscribers who terminated service during that period by the average number of DISH Network subscribers eligible to churn during the period, and further dividing by the number of months in the period. Average DISH Network subscribers eligible to churn during the period are calculated by adding the DISH Network subscribers as of the beginning of each month in the period and dividing by the total number of months in the period.

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

	For the Years Ended
	December 31,		Variance
	2004	2003	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$6,676,616	$5,409,386	$1,267,230	23.4%
Equipment sales	369,251	291,776	77,475	26.6%
Other	97,161	30,560	66,601	217.9%

Total revenue	7,143,028	5,731,722	1,411,306	24.6%

Costs and Expenses:
Subscriber-related expenses	3,580,880	2,723,129	857,751	31.5%
% of Subscriber-related revenue	53.6%	50.3%
Satellite and transmission expenses	107,587	74,309	33,278	44.8%
% of Subscriber-related revenue	1.6%	1.4%
Cost of sales - equipment	305,991	193,886	112,105	57.8%
% of Equipment sales	82.9%	66.5%
Cost of sales - other	30,302	57	30,245	N/A
Subscriber acquisition costs	1,531,843	1,310,794	221,049	16.9%
General and administrative	380,573	319,133	61,440	19.3%
% of Total revenue	5.3%	5.6%
Non-cash, stock-based compensation	1,180	3,544	(2,364)	(66.7%)
Depreciation and amortization	490,698	385,098	105,600	27.4%

Total costs and expenses	6,429,054	5,009,950	1,419,104	28.3%

Operating income (loss)	713,974	721,772	(7,798)	(1.1%)

Other income (expense):
Interest income	30,609	18,838	11,771	62.5%
Interest expense, net of amounts capitalized	(433,364)	(407,030)	(26,334)	6.5%
Other	(741)	(466)	(275)	59.0%

Total other income (expense)	(403,496)	(388,658)	(14,838)	3.8%

Income (loss) before income taxes	310,478	333,114	(22,636)	(6.8%)
Income tax benefit (provision), net	(11,065)	(13,533)	2,468	(18.2%)

Net income (loss)	$299,413	$319,581	$(20,168)	(6.3%)

Other Data:
DISH Network subscribers, as of year end (in millions)	10.905	9.425	1.480	15.7%

DISH Network subscriber additions, gross (in millions)	3.441	2.894	0.547	18.9%

DISH Network subscriber additions, net (in millions)	1.480	1.245	0.235	18.9%

Monthly churn percentage	1.62%	1.57%	0.05%	3.2%

Average revenue per subscriber (“ARPU”)	$54.87	$51.21	$3.66	7.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$444	$453	$(9)	(2.0%)

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$593	$480	$113	23.5%

EBITDA	$1,203,931	$1,106,404	$97,527	8.8%

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of December 31, 2004, we had approximately 10.905 million DISH Network subscribers compared to approximately 9.425 million at December 31, 2003, an increase of approximately 15.7%. DISH Network added approximately 1.480 million net new subscribers for the year ended December 31, 2004 compared to approximately 1.245 million net new subscribers during the same period in 2003. We believe the increase in net new subscribers resulted from a number of factors, including the commencement of sales under our co-branding agreement with SBC and other distribution relationships and an increase in our distribution channels. Temporary product shortages and installation delays during the second half of 2003 were substantially eliminated during the first quarter of 2004 which also contributed to the current year increase.

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

Additionally, as the size of our subscriber base continues to increase, if percentage subscriber churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $6.677 billion for the year ended December 31, 2004, an increase of $1.267 billion or 23.4% compared to the same period in 2003. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per subscriber was approximately $54.87 during the year ended December 31, 2004 and approximately $51.21 during the same period in 2003. The $3.66 or 7.1% increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases of up to $2.00 in February 2004 and 2003 on some of our most popular packages, and from equipment sales, installation and other services related to our relationship with SBC. This increase was also attributable to a reduction in the number of DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions, the increased availability of local channels by satellite, increases in our advertising sales and increases in the number of DISH Network subscribers with multiple set-top boxes and digital video recorders. We provided local channels by satellite in 152 markets as of December 31, 2004 compared to 101 markets as of December 31, 2003.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

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

Equipment sales. For the year ended December 31, 2004, “Equipment sales” totaled $369.3 million, an increase of $77.5 million or 26.6% compared to the same period during 2003. This increase principally resulted from an increase in sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We currently have certain binding purchase orders and a minimum volume commitment with an international DBS service provider through March 31, 2006 and we are actively trying to secure new orders from other potential international customers. However, we cannot guarantee at this time that those negotiations will be successful. A significant portion of our equipment revenue depends largely on sustaining substantial orders from this international DBS service provider and other international operators, which in turn, depends on other factors, such as the level of consumer acceptance of direct-to-home satellite TV products and the increasing intensity of competition for international subscription television subscribers. We have recently decided to downsize and eliminate certain product lines sold by our EchoStar International Corporation subsidiary and accordingly, we expect that future sales of our non-DISH Network receivers and other accessories to international customers will decline as compared to historical levels.

Other. “Other” sales totaled $97.2 million for the year ended December 31, 2004, an increase of $66.6 million compared to the same period during 2003. This increase is primarily attributable to the subscription television service revenues from C-band subscribers of the SNG business that we acquired in April 2004.

Subscriber-related expenses. “Subscriber-related expenses” totaled $3.581 billion during the year ended December 31, 2004, an increase of $857.8 million or 31.5% compared to the same period in 2003. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 53.6% and 50.3% of “Subscriber-related revenue” during the years ended December 31, 2004 and 2003, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, some of which are temporary, related to, among other things, more complicated installations required by receivers with multiple tuners and a larger dish, or “SuperDISH” which is used to receive programming from our FSS satellites. The increase also resulted from cost of sales and expenses from equipment sales, installation and other services related to our relationship with SBC. Since margins related to our co-branded subscribers are lower than for our traditional subscribers, we expect this relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under our SBC agreement. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could also continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue” and if we are unable to improve efficiencies related to our installation, in-home service and call center operations.

We currently offer local broadcast channels in approximately 155 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers, and our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and operation of one or more additional satellites. It is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent some of those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted.

In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are successful in growing our subscriber base. In addition, because programmers continue to raise the price of content, there can be no assurance that our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” will not materially increase absent corresponding price increases in our DISH Network programming packages.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $107.6 million during the year ended December 31, 2004, an increase of $33.3 million or 44.8% compared to the same period in 2003. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, and increases in our FSS satellite lease payment obligations. “Satellite and transmission expenses” totaled 1.6% and 1.4% of “Subscriber-related revenue” during each of the years ended December 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally resulted from additional operational costs to support the commencement of service and on-going operations of our local markets discussed above. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $306.0 million during the year ended December 31, 2004, an increase of $112.1 million or 57.8% compared to the same period in 2003. This increase primarily resulted from the increase in sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers discussed above, and approximately $18.4 million in charges related to slow moving and obsolete inventory. “Cost of sales – equipment” represented 82.9% and 66.5% of “Equipment sales,” during the years ended December 31, 2004 and 2003, respectively. The increase in the expense to revenue ratio principally related to the charges for slow moving and obsolete inventory discussed above, and an approximate $6.8 million reduction in the cost of set-top box equipment during 2003 resulting from a change in estimated royalty obligations. This increase in the expense to revenue ratio also related to a decline in margins on the sales of DBS accessories and on sales by our ETC subsidiary to an international DBS service provider due to reductions in prices and increased sales of lower margin accessories.

Cost of sales – other. “Cost of sales – other” totaled $30.3 million during the year ended December 31, 2004, an increase of $30.2 million compared to the same period in 2003. This increase is primarily attributable to expenses associated with the C-band subscription television service business of SNG we acquired in April 2004.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.532 billion for the year ended December 31, 2004, an increase of $221.0 million or 16.9% compared to the same period in 2003. “Subscriber acquisition costs” during the year ended December 31, 2003 included a benefit of approximately $77.2 million comprised of approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations and $34.4 million from a litigation settlement. The increase in “Subscriber acquisition costs” was attributable to a larger number of gross DISH Network subscriber additions during the year ended December 2004 compared to the same period in 2003, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program and the acquisition of co-branded subscribers during 2004 as discussed under “SAC and Equivalent SAC” below.

SAC and Equivalent SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $444 for the year ended December 31, 2004 and approximately $453 during the same period in 2003. SAC during the year ended December 31, 2003 included the benefit of approximately $77.2 million discussed above. Absent this benefit, our SAC for 2003 would have been approximately $27 higher, or $480. The decrease in SAC during the year ended December 31, 2004 as compared to the same period in 2003 (excluding this benefit) was directly attributable to the acquisition of co-branded subscribers during 2004. Excluding the effect of co-branded subscribers, SAC would have increased during the current year as compared to the same period in 2003. The increase in SAC (excluding the effect of co-branded subscribers) was primarily related to more expensive promotions offered during 2004 including up to three free receivers for new subscribers and free advanced products, such as digital video recorders and high definition receivers. Further, during 2004, since a greater number of DISH Network subscribers activated multiple receivers, receivers with multiple tuners or other advanced products, including SuperDISH, installation costs increased as compared to 2003. These factors were partially offset by an increase in DISH Network subscribers participating in our equipment lease program and reduced subscriber acquisition advertising.

Penetration of our equipment lease program increased during the second half of 2004. Our capital expenditures will continue to increase to the extent we maintain or increase our lease penetration as a percentage of new subscriber additions. Although we believe the increase in capital expenditures from penetration of our equipment lease program

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

will continue to be partially mitigated by the redeployment of equipment returned by disconnected lease program subscribers, new compression technologies will inevitably render some portion of our current and future EchoStar receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these set-top boxes. Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may further materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Equipment capitalized under our lease program for new customers totaled approximately $574.8 million and $108.1 million for the year ended December 31, 2004 and 2003, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $60.8 million and $30.2 million during the years ended December 31, 2004 and 2003, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $593 during 2004 compared to $480 during 2003. As discussed above, “Subscriber acquisition costs” during 2003 included a benefit of approximately $77.2 million or $27 per subscriber. Absent this benefit, our Equivalent SAC, would have been $507 for the year ended December 31, 2003. This increase is primarily attributable to a greater number of DISH Network subscribers activating multiple receivers, and advanced products, such as SuperDISH, digital video recorders and high definition receivers.

Subscriber acquisition promotions. As previously discussed, our “Subscriber acquisitions costs” include, among other things, net costs related to our subscriber acquisition promotions. During the year ended December 31, 2004, our significant new subscriber promotions were as follows:

Digital Home Advantage – Effective February 1, 2004, our Digital Home Advantage promotion provided new lease subscribers up to four installed EchoStar receivers, including various premium models, with a qualifying programming subscription. The subscriber is required to pay a monthly rental fee for each leased receiver, but is not required to agree to a minimum lease period. The subscriber must provide a valid major credit card, their social security number, have an acceptable credit score, and pay a one-time set-up fee of $49.99. The subscriber receives a $49.99 credit on their first month’s bill. Effective October 19, 2004, the promotion was expanded whereby the consumer may agree to either a one or two year commitment in exchange for receiving the benefits of our Digital Home Protection Plan, an optional extended warranty program, without charge for one or two years, respectively. Since we retain ownership of equipment installed pursuant to the Digital Home Advantage promotion, equipment costs are capitalized and depreciated over a period of up to four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least July 31, 2005.

Free Dish – Effective February 1, 2004, our Free DISH promotion provided new subscribers with a choice of up to three installed EchoStar receivers, including one premium receiver model for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, have an acceptable credit score, and make a one or two year commitment to subscribe to a qualified programming package, depending on the set-top box models selected by the subscriber. Certain advanced products, including digital video recorders and high definition receivers, require additional upgrade fees. The Free Dish promotion ended on January 31, 2005.

Free for All – Effective February 1, 2004, our Free for All promotion provides new subscribers who purchase one or two installed receiver systems for $149.00 or $199.00, respectively, a monthly credit of $10.00 for 15 or 20 months, respectively. The subscriber must subscribe to a qualifying programming package and provide their social security number. Effective February 1, 2005, new subscribers under our Free for All promotion who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $5.00 for 30 or 40 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least July 31, 2005.

General and administrative expenses. “General and administrative expenses” totaled $380.6 million during the year ended December 31, 2004, an increase of $61.4 million or 19.3% compared to the same period in 2003. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.3% and

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

5.6% of “Total revenue” during the years ended December 31, 2004 and 2003, respectively. The decrease in this expense to revenue ratio resulted primarily from “Total revenue” increasing at a higher rate than our “General and administrative expenses.”

Non-cash, stock-based compensation. During 1999, EchoStar adopted an incentive plan under its 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the year ended December 31, 2004, we recognized $1.2 million of compensation under this performance-based plan, a decrease of $2.4 million compared to the same period in 2003. All deferred compensation remaining as of December 31, 2003 was recognized during the quarter ending on March 31, 2004.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123®”) which is effective for financial statements as of the beginning of the first interim period that begins after June 15, 2005. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123® will have a material negative impact on our results of operations.

Depreciation and amortization. “Depreciation and amortization” expense totaled $490.7 million during the year ended December 31, 2004, an increase of $105.6 million or 27.4% compared to the same period in 2003. The increase in “Depreciation and amortization” expense primarily resulted from additional depreciation related to the commencement of commercial operation of our EchoStar IX satellite in October 2003, and increases in depreciation related to equipment leased to customers and other depreciable assets, including finite lived intangible assets, placed in service during 2003 and 2004. As of December 31, 2003, EchoStar IV was fully depreciated and accordingly, we recorded no expense for this satellite during the year ended December 31, 2004. This partially offset the increase in depreciation expense discussed above.

Interest income. “Interest income” totaled $30.6 million during the year ended December 31, 2004, an increase of $11.8 million or 62.5% compared to the same period in 2003. This increase principally resulted from higher average balances and returns on our cash and marketable investment securities during 2004 as compared to 2003.

Interest expense, net of amounts capitalized. “Interest expense” totaled $433.4 million during the year ended December 31, 2004, an increase of $26.3 million or 6.5% compared to the same period in 2003. This increase primarily resulted from an increase in prepayment premiums and the write-off of debt issuance costs totaling approximately $134.7 million in 2004 compared to approximately $60.1 million in 2003. This increase was partially offset by a net reduction in interest expense of approximately $57.1 million for the year ended December 31, 2004 related to the debt redemptions and repurchases of our previously outstanding senior debt during 2003 and 2004. See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.204 billion during the year ended December 31, 2004, an increase of $97.5 million or 8.8% compared to $1.106 billion during the same period in 2003. EBITDA during the year ended December 31, 2003 included a benefit of approximately $77.2 million related to the change in estimated royalty obligations and litigation settlement discussed above. Absent this 2003 benefit, our increase in EBITDA for the year ended December 31, 2004 would have been $174.7 million. The increase in EBITDA (excluding this benefit) was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $654.9 million and $118.6 million during the years ended December 31, 2004 and 2003, respectively.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2004	2003
	(In thousands)
EBITDA	$1,203,931	$1,106,404
Less:
Interest expense, net	402,755	388,192
Income tax provision (benefit), net	11,065	13,533
Depreciation and amortization	490,698	385,098

Net income (loss)	$299,413	$319,581

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

Income tax benefit (provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximate $577.5 million valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on historical evidence, including trends, and future expectations in each reporting period. In the future, at such time as is required by SFAS 109, all or a portion of the current valuation allowance may be reversed. We recognized “Net income” for the years ended December 31, 2004 and 2003, and accordingly, now believe that if this trend continues it is more likely than not we will reverse our current recorded valuation allowance in the near term which will have a material positive impact on our “Net income (loss).” However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). “Net income” was $299.4 million during the year ended December 31, 2004, a decrease of $20.2 million or 6.3% compared to $319.6 million for the same period in 2003. The decrease was primarily attributable to lower “Operating income” and higher “Interest expense” partially offset by an increase in “Interest income” resulting from the factors discussed above.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

	For the Years Ended
	December 31,		Variance
	2003	2002	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$5,409,386	$4,423,370	$986,016	22.3%
Equipment sales	291,776	345,938	(54,162)	(15.7%)
Other	30,560	34,329	(3,769)	(11.0%)

Total revenue	5,731,722	4,803,637	928,085	19.3%

Costs and Expenses:
Subscriber-related expenses	2,723,129	2,216,297	506,832	22.9%
% of Subscriber-related revenue	50.3%	50.1%
Satellite and transmission expenses	74,309	56,656	17,653	31.2%
% of Subscriber-related revenue	1.4%	1.3%
Cost of sales - equipment	193,886	227,095	(33,209)	(14.6%)
% of Equipment sales	66.5%	65.6%
Cost of sales - other	57	584	(527)	(90.2%)
Subscriber acquisition costs	1,310,794	1,172,971	137,823	11.7%
General and administrative	319,133	300,387	18,746	6.2%
% of Total revenue	5.6%	6.3%
Non-cash, stock-based compensation	3,544	11,279	(7,735)	(68.6%)
Depreciation and amortization	385,098	355,754	29,344	8.2%

Total costs and expenses	5,009,950	4,341,023	668,927	15.4%

Operating income (loss)	721,772	462,614	259,158	56.0%

Other income (expense):
Interest income	18,838	10,001	8,837	88.4%
Interest expense, net of amounts capitalized	(407,030)	(338,883)	(68,147)	20.1%
Other	(466)	(5,900)	5,434	(92.1%)

Total other income (expense)	(388,658)	(334,782)	(53,876)	16.1%

Income (loss) before income taxes	333,114	127,832	205,282	160.6%
Income tax benefit (provision), net	(13,533)	(80,941)	67,408	(83.3%)

Net income (loss)	$319,581	$46,891	$272,690	581.5%

Other Data:
DISH Network subscribers, as of year end (in millions)	9.425	8.180	1.245	15.2%

DISH Network subscriber additions, gross (in millions)	2.894	2.764	0.130	4.7%

DISH Network subscriber additions, net (in millions)	1.245	1.350	(0.105)	(7.8%)

Monthly churn percentage	1.57%	1.59%	(0.02%)	(1.3%)

Average revenue per subscriber (“ARPU”)	$51.21	$49.37	$1.84	3.7%

Average subscriber acquisition costs per subscriber (“SAC”)	$453	$421	$32	7.6%

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$480	$507	$(27)	(5.3%)

EBITDA	$1,106,404	$812,468	$293,936	36.2%

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Subscriber additions during the second half of 2003 were negatively impacted by delays in the delivery of several newly developed products, which resulted in a temporary product shortage, and product installations in the third and fourth quarter of 2003. These delays were substantially eliminated during the first quarter of 2004.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $5.409 billion for the year ended December 31, 2003, an increase of $986.0 million or 22.3% compared to the same period in 2002. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per subscriber was approximately $51.21 during the year ended December 31, 2003 and approximately $49.37 during the same period in 2002. The $1.84 or 3.7% increase in monthly average revenue per subscriber is primarily attributable to price increases of up to $2.00 in February 2003 on some of our most popular packages, the increased availability of local channels by satellite and an increase in the number of DISH Network subscribers with multiple set-top boxes. During 2003, we launched 47 additional local markets compared to the launch of 18 additional markets during 2002. These increases were partially offset by certain subscriber promotions, under which new DISH Network subscribers received free programming for the first three months of their term of service, and other promotions under which DISH Network subscribers received discounted programming.

Equipment sales. For the year ended December 31, 2003, “Equipment sales” totaled $291.8 million, a decrease of $54.2 million or 15.7% compared to the same period during 2002. The decrease in “Equipment sales” principally resulted from a decline in the number of digital set-top boxes and related components sold by our ETC subsidiary to an international DBS service provider.

Subscriber-related expenses. “Subscriber-related expenses” totaled $2.723 billion during the year ended December 31, 2003, an increase of $506.8 million or 22.9% compared to the same period in 2002. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. This growth resulted in increased expenses to support the DISH Network, including programming costs, personnel expenses, the opening of a new call center, and increased operating expenses related to the expansion of our DISH Network Service L.L.C. business. “Subscriber-related expenses” represented 50.3% and 50.1% of “Subscriber-related revenue” during the years ended December 31, 2003 and 2002, respectively. The increase in “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” primarily resulted from an approximately $30.2 million reversal of an accrual during 2002 related to the replacement of smart cards in satellite receivers owned by us and leased to consumers. This accrual reversal decreased the 2002 expense to revenue ratio from 50.8% to 50.1%. The increase in the expense to revenue ratio from 2002 to 2003 was partially offset by an increase in monthly average revenue per subscriber and increased operating efficiencies.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $74.3 million during the year ended December 31, 2003, an increase of $17.7 million or 31.2% compared to the same period in 2002. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. “Satellite and transmission expenses” totaled 1.4% and 1.3% of “Subscriber-related revenue” during each of the years ended December 31, 2003 and 2002, respectively.

Cost of sales – equipment. “Cost of sales – equipment” totaled $193.9 million during the year ended December 31, 2003, a decrease of $33.2 million or 14.6% compared to the same period in 2002. This decrease related primarily to a decrease in sales of digital set-top boxes and related components by our ETC subsidiary to an international DBS service

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

provider. “Cost of sales – equipment” during the years ended December 31, 2003 and 2002 include non-recurring reductions in the cost of set-top box equipment of approximately $6.8 million and $6.5 million, respectively. “Cost of sales - equipment” represented 66.5% and 65.6% of “Equipment sales,” during the years ended December 31, 2003 and 2002, respectively.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $1.311 billion for the year ended December 31, 2003, an increase of $137.8 million or 11.7% compared to the same period in 2002. The increase principally resulted from the sale of equipment at little or no cost to the subscriber, a decrease in subscriber equipment leases and increases in acquisition marketing as discussed under “SAC and Equivalent SAC” below. This increase was partially offset by benefits of approximately $77.2 million which were recorded in 2003. These benefits include approximately $34.4 million related to the receipt of a reimbursement payment for previously sold set-top box equipment pursuant to a litigation settlement and approximately $42.8 million related to a reduction in the cost of set-top box equipment resulting from a change in estimated royalty obligations. “Subscriber acquisition costs” during the year ended December 31, 2002 included a benefit of approximately $47.7 million resulting from the non-recurring reduction in the cost of set-top box equipment as a result of favorable litigation developments and the completion of royalty arrangements with more favorable terms than estimated amounts previously accrued.

SAC and Equivalent SAC. Subscriber acquisition costs per new DISH Network subscriber activation were approximately $453 for the year ended December 31, 2003 and approximately $421 during the same period in 2002. As discussed above, SAC during the years ended December 31, 2003 and 2002 included benefits of approximately $77.2 million and $47.7 million, respectively. Absent these benefits, our SAC for 2003 and 2002 would have been approximately $27 and $17 higher, respectively, or $480 and $438, respectively. The increase in SAC (excluding these benefits) during the year ended December 31, 2003 as compared to the same period in 2002 was primarily attributable to an increase in the sale of equipment at little or no cost to the subscriber, including our promotion in which subscribers are eligible to receive up to three free receivers or a free digital video recorder, together with a decrease in subscriber equipment leases. The increase also resulted from an increase in acquisition marketing in 2003 compared to 2002.

Equipment capitalized under our lease program for new customers totaled approximately $108.1 million and $277.6 million for the year ended December 31, 2003 and 2002, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $30.2 million and $37.8 million during the years ended December 31, 2003 and 2002, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $480 during 2003 compared to $507 during 2002. As discussed above, “Subscriber acquisition costs” during the years ended December 31, 2003 and 2002 included benefits of approximately $77.2 million and $47.7 million, respectively. Absent these benefits, our Equivalent SAC for 2003 and 2002 would have been $507 and $524, respectively. This decrease principally resulted from a greater percentage of returned leased equipment being redeployed to new lease customers and relatively less of that equipment being offered for sale as remanufactured equipment.

General and administrative expenses. “General and administrative expenses” totaled $319.1 million during the year ended December 31, 2003, an increase of $18.7 million or 6.2% compared to the same period in 2002. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.6% and 6.3% of “Total revenue” during the years ended December 31, 2003 and 2002, respectively. This decrease in “General and administrative expenses” as a percent of “Total revenue” was the result of increased administrative efficiencies.

Non-cash, stock-based compensation. During 1999, EchoStar adopted an incentive plan under its 1995 Stock Incentive Plan, which provided certain key employees with incentives including stock options. During the year ended December 31, 2003, we recognized $3.5 million of compensation under this performance-based plan, a decrease of $7.7 million compared to the same period in 2002. This decrease was primarily attributable to proportionate vesting and stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $1.2 million as of December 31, 2003 was recognized over the remaining vesting period, ending on March 31, 2004.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Depreciation and amortization. “Depreciation and amortization” expense totaled $385.1 million during the year ended December 31, 2003, an increase of $29.3 million or 8.2% compared to the same period in 2002. The increase in “Depreciation and amortization” expense principally resulted from an increase in depreciation related to the commencement of commercial operation of EchoStar VII, VIII and IX in April 2002, October 2002, and October 2003, respectively, and leased equipment and other additional depreciable assets placed in service during 2003.

Interest income. “Interest income” totaled $18.8 million during the year ended December 31, 2003, an increase of $8.8 million compared to the same period in 2002. This increase principally resulted from higher cash and marketable investment securities balances in 2003 as compared to 2002 partially offset by lower returns.

Interest expense, net of amounts capitalized. “Interest expense” totaled $407.0 million during the year ended December 31, 2003, an increase of $68.1 million or 20.1% compared to the same period in 2002. This increase primarily resulted from prepayment premiums and accelerated amortization of debt issuance costs totaling approximately $60.1 million related to the full and partial redemptions and repurchases of certain of our debt securities and additional interest expense totaling approximately $36.3 million related to our $2.5 billion senior notes offering during October 2003. This increase also resulted from a $15.4 million reduction in the amount of interest capitalized during the year ended December 31, 2003 as compared to the same period in 2002. Interest is capitalized during the construction phase of a satellite, however, capitalization of additional interest ceases upon commercial operation of the satellite. Therefore, once EchoStar VII, EchoStar VIII and EchoStar IX commenced commercial operation during April 2002, October 2002 and August 2003, respectively, we ceased capitalizing interest related to these satellites. The expensing of this previously capitalized interest resulted in an increase in “Interest expense.” This increase was partially offset by a reduction in interest expense of approximately $42.8 million as a result of the debt redemptions and repurchases discussed above.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.106 billion during the year ended December 31, 2003, compared to $812.5 million during the same period in 2002. The improvement was primarily attributable the increase in the number of DISH Network subscribers, which continues to result in revenue sufficient to support the cost of new and existing subscribers. The improvement was partially offset by a decrease in subscribers leasing equipment and a corresponding increase in equipment subsidies compared to the same period in 2002, as well as a decrease in “Equipment sales.” EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease program of approximately $118.6 million during 2003, and our new subscriber equipment lease program of $277.6 million during 2002.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2003	2002
	(In thousands)
EBITDA	$1,106,404	$812,468
Less:
Interest expense, net	388,192	328,882
Income tax provision (benefit), net	13,533	80,941
Depreciation and amortization	385,098	355,754

Net income (loss)	$319,581	$46,891

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

Net income. “Net income” was $319.6 million during the year ended December 31, 2003, an increase of $272.7 million compared to $46.9 million for the same period in 2002. The improvement was primarily attributable to an increase in “Operating income,” the components of which are discussed above.

Seasonality

Our revenues vary throughout the year. As is typical in the subscription television service industry, the first half of the year generally produces fewer new subscribers than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of such advertising and promotion is realized in future periods.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of December 31, 2004, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair market value of approximately $726.3 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2004 of approximately 2.1%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $3.1 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.

At December 31, 2004, all of the $726.3 million was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair market value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income.

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income” within “Total stockholder’s equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of December 31, 2004, we had unrealized losses of approximately $1.7 million as a part of “Accumulated other comprehensive income” within “Total stockholder’s equity (deficit).” During the year ended December 31, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. Realized gains and losses are accounted for on the specific identification method. During the twelve months ended December 31, 2004, our portfolio generally, and our strategic investments particularly, has experienced and continues to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities including equity interests we received in exchange for non-cash consideration (See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. For the year ended December 31, 2004, we had $52.7 million aggregate carrying amount of non-marketable and unconsolidated

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

strategic equity investments, of which all was accounted for under the cost method. During the year ended December 31, 2004, we did not record any impairment charges with respect to these investments. As of December 31, 2004, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $4.412 billion using quoted market prices where available, and third party valuations or discounted cash flow analyses when it was practicable to do so. The interest rates assumed in these discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $134.5 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2004, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $28.2 million.

We have not used derivative financial instruments for hedging or speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

As part of EchoStar’s evaluation of its disclosure controls and procedures and internal control over financial reporting, EchoStar identified certain deficiencies in its internal control over financial reporting that constitute a “significant deficiency” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. This significant deficiency resulted in part from the failure to maintain accurate books and records identified by the Review described under “Item 1 Description of Business – Recent Developments — Internal Review.” That Review reported one instance in which one of our executive officers in charge of certain business functions directed the preparation in prior years of inaccurate documentation that was used to determine payments made to a vendor. EchoStar has also identified several other significant deficiencies, none of which individually or in the aggregate constituted a “material weakness” in its internal control over financial reporting as of December 31, 2004.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No.333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.2*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.3*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.4*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.5*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.6*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.7*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.9*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.10*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.11*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.12*	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276). **

10.4*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.5*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

Exhibit No.	Description
10.6*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.7*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.8*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176). ***

10.9*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.10*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.11*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.12*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.13*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.14*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.15*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

Exhibit No.	Description
10.19*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.20*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.21*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.22*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.23*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.24*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

31.1H	Section 302 Certification by Chairman and Chief Executive Officer.

31.2H	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1H	Section 906 Certification by Chairman and Chief Executive Officer.

32.2H	Section 906 Certification by Executive Vice President and Chief Financial Officer.

H	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION

	By:	/s/ David J. Rayner

David J. Rayner
Executive Vice President and Chief Financial Officer
Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Charles W. Ergen	Chief Executive Officer and Director	March 29, 2005

Charles W. Ergen	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President and Chief Financial Officer	March 29, 2005

David J. Rayner	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 29, 2005

James DeFranco

/s/ David K. Moskowitz	Director	March 29, 2005

David K. Moskowitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
EchoStar DBS Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 29, 2005

ECHOSTAR DBS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$511,980	$968,163
Marketable investment securities	214,275	1,929,105
Trade accounts receivable, net of allowance for uncollectible accounts of $8,429 and $8,152 respectively	472,056	342,352
Inventories, net	271,514	154,813
Insurance receivable (Note 8)	106,000	—
Other current assets	146,095	70,904

Total current assets	1,721,920	3,465,337
Restricted cash and marketable investment securities	—	20
Cash reserved for satellite insurance (Note 3)	—	176,843
Property and equipment, net (Note 3)	2,441,017	1,761,376
FCC authorizations	696,285	696,242
Intangible assets, net (Note 2)	238,959	4,135
Insurance receivable (Note 8)	—	106,000
Other noncurrent assets, net (Note 2)	191,395	84,226

Total assets	$5,289,576	$6,294,179

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$240,738	$171,660
Deferred revenue and other	757,011	514,046
Accrued programming	604,934	366,497
Other accrued expenses	350,688	434,399
Advances from affiliates (Note 13)	9,005	289,645
Current portion of capital lease and other long-term obligations (Note 4)	44,972	14,836
9 3/8% Senior Notes due 2009 (Note 4)	—	1,423,351

Total current liabilities	2,007,348	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007 (Note 4)	—	1,000,000
9 1/8% Senior Notes due 2009 (Note 4)	446,153	455,000
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014 (Note 4)	1,000,000	—
Capital lease obligation, mortgages and other notes payable, net of current portion (Note 4)	285,894	41,994
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities (Note 2)	325,627	155,015

Total long-term obligations, net of current portion	4,557,674	4,152,009

Total liabilities	6,565,022	7,366,443

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding, respectively	—	—
Additional paid-in capital	929,002	930,936
Non-cash, stock-based compensation	—	(1,180)
Accumulated other comprehensive income (loss)	(1,281)	560
Accumulated deficit	(2,203,167)	(2,002,580)

Total stockholder’s equity (deficit)	(1,275,446)	(1,072,264)

Total liabilities and stockholder’s equity (deficit)	$5,289,576	$6,294,179

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Subscriber-related revenue	$6,676,616	$5,409,386	$4,423,370
Equipment sales	369,251	291,776	345,938
Other	97,161	30,560	34,329

Total revenue	7,143,028	5,731,722	4,803,637

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 3)	3,580,880	2,723,129	2,216,297
Satellite and transmission expenses (exclusive of depreciation shown below - Note 3)	107,587	74,309	56,656
Cost of sales - equipment	305,991	193,886	227,095
Cost of sales - other	30,302	57	584
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 3)	467,587	504,901	445,448
Other subscriber promotion subsidies	925,195	628,929	574,750
Subscriber acquisition advertising	139,061	176,964	152,773

Total subscriber acquisition costs	1,531,843	1,310,794	1,172,971
General and administrative	380,573	319,133	300,387
Non-cash, stock-based compensation (Note 6)	1,180	3,544	11,279
Depreciation and amortization (Note 3)	490,698	385,098	355,754

Total costs and expenses	6,429,054	5,009,950	4,341,023

Operating income (loss)	713,974	721,772	462,614

Other income (expense):
Interest income	30,609	18,838	10,001
Interest expense, net of amounts capitalized	(433,364)	(407,030)	(338,883)
Other	(741)	(466)	(5,900)

Total other income (expense)	(403,496)	(388,658)	(334,782)

Income (loss) before income taxes	310,478	333,114	127,832
Income tax benefit (provision), net	(11,065)	(13,533)	(80,941)

Net income (loss)	$299,413	$319,581	$46,891

Foreign currency translation adjustment	(48)	453	—
Unrealized holding gains (losses) on available-for-sale securities	(1,793)	(590)	(700)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	2,039

Comprehensive income (loss)	$297,572	$319,444	$48,230

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)

					Accumulated
					Deficit and
				Non-Cash,	Accumulated
			Additional	Stock-	Other
	Common Stock		Paid-In	Based	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Total
Balance, December 31, 2001	1	$—	$435,590	$(25,456)	$(2,369,694)	$(1,959,560)

Forfeitures of deferred non-cash, stock-based compensation	—	—	(5,520)	1,911	—	(3,609)
Deferred stock-based compensation recognized	—	—	—	14,888	—	14,888
Capital contribution of 10 3/8% interest payment from EBC	—	—	77,812	—	—	77,812
Capital contribution of EchoStar VII from EBC	—	—	177,000	—	—	177,000
Capital contribution of EchoStar VIII from EBC	—	—	194,913	—	—	194,913
Assumption of EchoStar VII and VIII vendor financing from EBC	—	—	(30,000)	—	—	(30,000)
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	(6,597)	—	—	(6,597)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	1,339	1,339
Net income (loss)	—	—	—	—	46,891	46,891

Balance, December 31, 2002	1	$—	$843,198	$(8,657)	$(2,321,464)	$(1,486,923)

Capital contribution from ECC	—	—	267,356	—	—	267,356
Capital distribution for EchoStar IX to EOC	—	—	(171,624)	—	—	(171,624)
Forfeitures of deferred non-cash, stock-based compensation	—	—	(3,933)	—	—	(3,933)
Deferred stock-based compensation recognized	—	—	—	7,477	—	7,477
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	(4,061)	—	—	(4,061)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	(590)	(590)
Foreign currency translation	—	—	—	—	453	453
Net income (loss)	—	—	—	—	319,581	319,581

Balance, December 31, 2003	1	$—	$930,936	$(1,180)	$(2,002,020)	$(1,072,264)

Deferred stock-based compensation recognized	—	—	—	1,180	—	1,180
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	(1,934)	—	—	(1,934)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	(1,793)	(1,793)
Foreign currency translation	—	—	—	—	(48)	(48)
Dividend to ECC (Note 13)	—	—	—	—	(500,000)	(500,000)
Net income (loss)	—	—	—	—	299,413	299,413

Balance, December 31, 2004	1	$—	$929,002	$—	$(2,204,448)	$(1,275,446)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$299,413	$319,581	$46,891
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	490,698	385,098	355,754
Realized and unrealized losses (gains) on investments	—	—	2,039
Non-cash, stock-based compensation recognized	1,180	3,544	11,279
Deferred tax expense (benefit)	4,790	2,845	73,139
Amortization of debt discount and deferred financing costs	19,411	12,556	6,176
Change in noncurrent assets	(114,888)	(49,678)	—
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	109,522	11,434	(20,924)
Other, net	710	1,918	2,523
Changes in current assets and current liabilities:
Trade accounts receivable, net	(122,774)	(16,424)	(12,075)
Inventories	(70,768)	17,675	69,306
Other current assets	(62,795)	(9,139)	513
Trade accounts payable	77,438	(74,009)	50,811
Deferred revenue and other	211,656	73,368	83,775
Accrued programming and other accrued expenses	177,248	(1,903)	143,639

Net cash flows from operating activities	1,020,841	676,866	812,846

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,524,017)	(3,911,404)	(1,329,043)
Sales of marketable investment securities	3,237,054	2,258,969	1,141,401
Purchases of property and equipment	(892,572)	(229,930)	(349,795)
Change in cash reserved for satellite insurance (Note 3)	176,843	(25,471)	(29,294)
Change in restricted cash and marketable investment securities	20	(10)	(10)
Incentive payments under in-orbit satellite contract — Echo VI	—	—	(8,441)
Asset acquisition (Note 2)	(238,610)	—	—
FCC auction deposits	(6,100)	—	—
Other	91	453	(4,332)

Net cash flows from investing activities	752,709	(1,907,393)	(579,514)

Cash Flows From Financing Activities:
Proceeds from issuance of 6 5/8% Senior Notes due 2014 (Note 4)	1,000,000	—	—
Proceeds from issuance of Floating Rate Senior Notes due 2008	—	500,000	—
Proceeds from issuance of 5 3/4% Senior Notes due 2008	—	1,000,000	—
Proceeds from issuance of 6 3/8% Senior Notes due 2011	—	1,000,000	—
Non-interest bearing advances from (to) affiliates (Note 13)	(289,000)	—	(58)
Redemption of 10 3/8% Senior Notes due 2007 (Note 4)	(1,000,000)	—	—
Redemption of 9 1/4% Senior Notes due 2006	—	(375,000)	—
Repurchase and partial redemption of 9 1/8% Senior Notes due 2009, respectively (Note 4)	(8,847)	(245,000)	—
Redemption and repurchase of 9 3/8% Senior Notes due 2009, respectively (Note 4)	(1,423,351)	(201,649)	—
Deferred debt issuance costs	(3,159)	(12,500)	—
Dividend to ECC (Note 13)	(500,000)	—	—
Capital contribution from ECC	—	267,356	—
Repayment of mortgages and other notes payable	(5,376)	(2,209)	(3,419)
Other	—	—	(1,215)

Net cash flows from financing activities	(2,229,733)	1,930,998	(4,692)

Net increase (decrease) in cash and cash equivalents	(456,183)	700,471	228,640
Cash and cash equivalents, beginning of period	968,163	267,692	39,052

Cash and cash equivalents, end of period	$511,980	$968,163	$267,692

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

Principal Business

Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include two interrelated business units:

•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.

Since 1994, we have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our Federal Communications Commission (“FCC”) allocated DBS spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Organization and Legal Structure

Substantially all of EchoStar’s operations are conducted by our subsidiaries. The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2004:

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation	ECC	Publicly owned
EchoStar Orbital Corporation .	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite L.L.C	ESLLC	EDBS
Echosphere L.L.C	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C.	DNSLLC	EDBS

As of December 31, 2004, all of EchoStar’s DBS FCC licenses and nine of its in-orbit satellites were owned by one of our direct subsidiaries. Contracts for the construction and launch of EchoStar X, EchoStar XI and the Ka-band satellites are held in EOC II, our sister company. EchoStar’s satellite lease contracts are also held by one of our direct subsidiaries.

ECHOSTAR DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant Risks and Uncertainties

Substantial Leverage. We are highly leveraged, which makes us vulnerable to changes in general economic conditions. As of December 31, 2004, we had outstanding long-term debt (including both the current and long-term portions) totaling approximately $4.277 billion. We have quarterly and semi-annual cash interest requirements for all of our outstanding long-term debt securities, as follows:

		Annual
	Quarterly/Semi-Annual	Debt Service
	Payment Dates	Requirements
9 1/8% Senior Notes due 2009	January 15 and July 15	$40,711,461
Floating Rate Senior Notes due 2008	January 1, April 1, July 1 and October 1	$29,050,000
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000

Interest accrues on our Floating Rate Senior Notes due 2008 based on the three month London Interbank Offered Rate (“LIBOR”) plus 3.25%. The interest rate at December 31, 2004 was 5.81%. Semi-annual cash interest requirements related to our 6 5/8% Senior Notes due 2014 will commence on April 1, 2005. There are no scheduled principal payment or sinking fund requirements prior to maturity on any of these notes. Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

2. Summary of Significant Accounting Policies

Basis of Presentation

Effective January 1, 2004, we combined “Subscription television service” revenue and “Other subscriber-related revenue” into “Subscriber-related revenue.” Additionally, “Equipment sales” and “Cost of sales – equipment” now include non-DISH Network receivers and other accessories sold by our EchoStar International Corporation subsidiary to international customers which were previously included in “Other” revenue and “Cost of sales – other,” respectively. All prior period amounts were reclassified to conform to the current period presentation. Certain other prior year amounts have been reclassified to conform with the current year presentation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of assets and liabilities acquired in business combinations, asset impairments, useful lives of property and equipment, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the three months ended December 31, 2003, we recorded approximately $61.4 million to reduce our estimated royalty obligations related to the production of EchoStar receiver systems. The following details the decrease in the financial statement line items affected by this change in estimate (in thousands):

Cost of sales – equipment	$(6,839)
Cost of sales – subscriber promotion subsidies	(42,750)
Depreciation and amortization	(5,937)
Property and equipment, net	(5,341)
Inventories, net	(505)

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period end exchange rate and record the translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and are included in other miscellaneous income and expense. Net transaction gains (losses) during 2004, 2003 and 2002 were not significant.

Statements of Cash Flows Data

The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid for interest	$358,841	$347,266	$300,418
Capitalized interest	—	8,428	23,876
Cash received for interest	30,609	18,674	10,043
Cash paid for income taxes	2,727	10,847	7,249
Forfeitures of deferred non-cash, stock-based compensation	—	3,933	5,520
Capital contribution of EchoStar VII from EBC	—	—	177,000
Capital contribution of EchoStar VIII from EBC	—	—	194,913
Capital distribution for EchoStar IX to EOC	—	(171,624)	—
Assumption of net operating liabilities in asset acquisition ( Note 2)	25,685	—	—
Assumption of long-term deferred revenue (Note 2)	52,727	—	—
Satellite financed under capital lease (Note 4)	286,605	—	—
Reduction in satellite vendor financing (Note 3)	13,712	—	—
Satellite and other vendor financing	6,519	13,097	30,000

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2004 and 2003 consist of money market funds, corporate notes and commercial paper. The cost of these investments approximates their fair market value.

Marketable and Non-Marketable Investment Securities and Restricted Cash

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income” within “Total stockholder’s equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of December 31, 2004, we had unrealized losses of approximately $1.7 million as a part of “Accumulated other comprehensive income” within “Total stockholder’s equity (deficit).” During the year ended December 31, 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. Realized gains and losses are accounted for on the specific identification method. During the twelve months ended December 31, 2004, our portfolio generally, and our strategic investments particularly, has experienced and continues to experience volatility. If the fair market value of our marketable securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our marketable securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

We also have strategic equity investments in certain non-marketable investment securities including equity interests we received in exchange for non-cash consideration discussed below. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. For the year ended December 31, 2004, we had $52.7 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments accounted for under the cost method. During the year ended December 31, 2004, we did not record any impairment charges with respect to these investments.

The major components of marketable investment securities and restricted cash are as follows:

	Marketable Investment Securities		Retricted Cash
	As of December 31,		As of December 31,
	2004	2003	2004	2003
		(In thousands)
Government bonds	$166,182	$997,953	$—	$—
Corporate notes and bonds	45,924	382,928	—	—
Commercial paper	—	395,803	—	—
Asset backed obligations	2,169	152,421	—	—
Restricted cash	—	—	—	20

	$214,275	$1,929,105	$—	$20

As of December 31, 2004, marketable investment securities include debt securities of $123.3 million with contractual maturities of one year or less, $91.0 million with contractual maturities between one and three years. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of our EchoStar receiver systems. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following :

	As of December 31,
	2004	2003
	(In thousands)
Finished goods - DBS	$159,216	$103,102
Raw materials	68,087	32,545
Work-in-process - service repair	40,698	14,981
Work-in-process	11,112	9,577
Consignment	2,622	1,372
Inventory allowance	(10,221)	(6,764)

Inventories, net	$271,514	$154,813

Property and Equipment

Property and equipment are stated at cost. Cost includes capitalized interest of zero, approximately $8.4 million and $23.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. The costs of satellites under construction including certain amounts prepaid under our satellite service agreements (Note 8) are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

Long-lived Assets

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

Goodwill and Intangible Assets

We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist primarily of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

•	FCC spectrum is a non-depleting asset;

•	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures in order to obtain future cash flows are not significant;

•	DBS licenses are not technologically dependent; and

•	We intend to use these assets for the foreseeable future.

In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset,” (“EITF 02-7”) we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2004, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

During March 2004, we entered into an agreement with Gemstar-TV Guide International, Inc. (“Gemstar”) for use of certain Gemstar intellectual property and technology, use of the TV Guide brand on our interactive program guides, and for distribution arrangements with Gemstar to provide for the launch and carriage of the TV Guide Channel as well as the extension of an existing distribution agreement for carriage of the TVG Network, and acquired Gemstar’s Superstar/Netlink Group LLC (“SNG”), UVTV distribution, and SpaceCom businesses and related assets, for an aggregate cash payment of $238.0 million, plus transaction costs. We further agreed to resolve all of our outstanding litigation with Gemstar. These transactions were entered into contemporaneously and accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

Based on an independent third-party valuation, the purchase consideration was allocated to identifiable tangible and intangible assets and liabilities as follows (in thousands):

Current assets	$1,184
Property and equipment	3,749
Intangible assets	260,546

Total assets acquired	$265,479

Current liabilities	(26,269)
Long-term liabilities	(600)

Total liabilities assumed	(26,869)

Net assets acquired	$238,610

The total $260.5 million of acquired intangible assets resulting from the Gemstar transactions is comprised of contract-based intangibles totaling approximately $187.2 million with estimated weighted-average useful lives of twelve years, and customer relationships totaling approximately $73.3 million with estimated weighted-average useful lives of four years.

The business combination did not have a material impact on our results of operations for the year ended December 31, 2004 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2004. Further, the business combination would not have had a material impact on our results of operations for the comparable periods in 2003 and 2002 had the business combination occurred on January 1, 2002.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2004 and 2003, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2004		December 31, 2003
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract based	$189,286	$(13,492)	$2,081	$(1,306)
Customer relationships	73,298	(13,493)	—	—

Total	$262,584	$(26,985)	$2,081	$(1,306)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $25.7 million and $10 thousand for the years ended December 31, 2004 and 2003, respectively. The aggregate amortization expense is estimated to be approximately $34.5 million for 2005, $34.5 million for 2006, $33.9 million for 2007, $20.3 million for 2008 and $15.5 million for 2009. The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. We had approximately $3.4 million of goodwill as of December 31, 2004 and 2003 which arose from a 2002 acquisition. In conducting our annual impairment test in 2004, we determined that the carrying amount of our goodwill was not impaired.

Smart Card Replacement

We use conditional access technology, including embedding microchips in credit card-sized access cards, or “smart cards,” to encrypt the programming we transmit to subscribers so that only those who pay for service can receive our programming. Theft of cable and satellite programming has been widely reported and our signal encryption has been pirated and could be further compromised in the future. In order to combat piracy and maintain the functionality of active set-top boxes, we are in the process of replacing older generation smart cards with newer generation smart cards. We have accrued a liability for the replacement of smart cards in satellite receivers sold to and owned by subscribers based on the estimated number of cards that will be needed to execute our plan. This estimate is based on a number of variables, including historical subscriber churn trends and the estimated per card costs for smart card replacements. We expect to complete the replacement of older generation smart cards during the second half of 2005.

As of December 31, 2004 and 2003, we had accrued $48.2 million and $74.6 million, respectively, for replacement of these smart cards. This accrual is included in “Other accrued expenses” in our consolidated balance sheets. Charges recorded to “Subscriber-related expenses” in our consolidated statements of operations and comprehensive income (loss) totaled $2.9 million during the year ended December 31, 2002. There was no additional expense recorded for smart card replacements during 2004 and 2003. During the years ended December 31, 2004 and 2003, approximately $13.4 million and $6.2 million, respectively, were charged against the smart card accrual for the replacement of older generation smart cards. This liability will be reduced further as smart card replacements occur. During 2004, we reduced “Subscriber-related expenses” by approximately $13.0 million to reduce our accrual for the replacement of smart cards. This reduction primarily resulted from a decrease in our estimate of the number of older satellite receivers that will be active when we exchange smart cards.

Long-Term Deferred Revenue, Distribution and Carriage Payments

Certain programmers provide us up-front payments. Such amounts are deferred and in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) and are recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (up to 10 years). The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.

During the year ended December 31, 2004, we entered into an agreement in exchange for an equity interest in a certain entity. We accounted for the equity interest received in accordance with Emerging Issues Task Force Issue

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”) and recorded approximately $52.7 million related to the fair value of the equity interest in “Other noncurrent assets” as of December 31, 2004. We account for this unconsolidated investment under the cost method of accounting. The value of the equity interest has also been recorded as a deferred credit and will be recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreement in accordance with the guidance under EITF 02-16. These deferred credits have been recorded as a component of “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our consolidated balance sheets.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with SFAS 109, because we believe it is more likely than not that such net deferred tax assets will not be realized.

Fair Value of Financial Instruments

Fair market values for our publicly traded debt securities are based on quoted market prices. The fair values of our mortgages and other notes payable are estimated using discounted cash flow analyses when it is practicable to do so. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

The following table summarizes the book and fair values of our debt facilities at December 31, 2004 and 2003:

	As of December 31, 2004		As of December 31, 2003
	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)
9 3/8% Senior Notes due 2009*	$—	$—	$1,423,351	$1,498,077
10 3/8% Senior Notes due 2007*	—	—	1,000,000	1,100,000
9 1/8% Senior Notes due 2009	446,153	490,768	455,000	509,031
Floating Rate Senior Notes due 2008	500,000	518,125	500,000	520,625
5 3/4% Senior Notes due 2008	1,000,000	1,012,500	1,000,000	1,011,250
6 3/8% Senior Notes due 2011	1,000,000	1,047,500	1,000,000	1,025,000
6 5/8% Senior Notes due 2014	1,000,000	1,012,500	—	—
Capital lease obligation, mortgages and other notes payable	330,866	330,866	56,830	56,830

	$4,277,019	$4,412,259	$5,435,181	$5,720,813

*The 9 3/8% Senior Notes due 2009 and the 10 3/8% Senior Notes due 2007 were redeemed February 2, 2004 and October 1, 2004, respectively.

Due to their short-term nature, book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance and current liabilities for the periods ending December 31, 2004 and 2003.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 4).

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers, digital video recorders, equipment rental and other services are recognized as revenue, monthly as earned. Revenue from advertising sales is recognized when the related services are performed. Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the consolidated balance sheets until earned. Revenue from equipment sales is recognized upon shipment to customers.

Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC Communications, Inc. (“SBC”) during the first quarter of 2004, revenue from equipment sales to SBC and development and implementation fees received from SBC is deferred and recognized ratably over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of SBC is recognized upon completion of the services.

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

Subscriber-related expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. Programming costs are included in “Subscriber-related expenses” in the consolidated statements of operations and comprehensive income (loss). “Subscriber-related expenses” also include costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions, billing, lockbox, subscriber retention and other variable subscriber expenses. These costs are recognized as the services are performed or as incurred.

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our consolidated statements of operations and comprehensive income (loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Subscriber acquisition costs include the following line items from our consolidated statements of operations and comprehensive income (loss):

•	“Cost of sales – subscriber promotion subsidies” includes the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs generally are expensed as incurred.

During the year ended December 31, 2004, our significant subscriber acquisition promotions were as follows:

Digital Home Advantage – Effective February 1, 2004, our Digital Home Advantage promotion provided new lease subscribers up to four installed EchoStar receivers, including various premium models, with a qualifying programming subscription. The subscriber is required to pay a monthly rental fee for each leased receiver, but is not required to agree to a minimum lease period. The subscriber must provide a valid major credit card, their social

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

security number, have an acceptable credit score, and pay a one-time set-up fee of $49.99. The subscriber receives a $49.99 credit on their first month’s bill. Effective October 19, 2004, the promotion was expanded whereby the consumer may agree to either a one or two year commitment in exchange for receiving the benefits of our Digital Home Protection Plan, an optional extended warranty program, without charge for one or two years, respectively. Since we retain ownership of equipment installed pursuant to the Digital Home Advantage promotion, equipment costs are capitalized and depreciated over a period of up to four years. Although there can be no assurance as to the ultimate duration of our current equipment lease promotion, we expect it to continue through at least July 31, 2005.

Free Dish – Effective February 1, 2004, our Free DISH promotion provided new subscribers with a choice of up to three installed EchoStar receivers, including one premium receiver model for $49.99. The subscriber receives a $49.99 credit on their first month’s bill. To be eligible, subscribers must provide a valid major credit card, their social security number, have an acceptable credit score, and make a one or two year commitment to subscribe to a qualified programming package, depending on the set-top box models selected by the subscriber. Certain advanced products, including digital video recorders and high definition receivers, require additional upgrade fees. The Free Dish promotion ended on January 31, 2005.

Free for All – Effective February 1, 2004, our Free for All promotion provides new subscribers who purchase one or two installed receiver systems for $149.00 or $199.00, respectively, a monthly credit of $10.00 for 15 or 20 months, respectively. The subscriber must subscribe to a qualifying programming package and provide their social security number. Effective February 1, 2005, new subscribers under our Free for All promotion who purchase one or two receiver systems and subscribe to a qualifying programming package receive a monthly credit of $5.00 for 30 or 40 months, respectively. Although there can be no assurance as to the ultimate duration of the Free for All promotion, we expect it to continue through at least July 31, 2005.

Accounting for dealer sales under our promotions fall within the scope of EITF 01-9. In accordance with that guidance, we characterize amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates) as a reduction of revenue. We expense payments for equipment installation services as “Other subscriber promotion subsidies.” Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies.” No net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are recognized as revenue. Accordingly, subscriber acquisition costs are generally expensed as incurred except for under our equipment lease promotion wherein we retain title to the receiver and certain other equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled $25.9 million, $19.8 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation

We apply the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans, which are described more fully in Note 6. Under APB 25, we generally do not recognize compensation expense on the grant of options under our Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Net income (loss), as reported	$299,413	$319,581	$46,891
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,139	3,420	10,884
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,534)	(24,798)	(22,960)

Pro forma net income (loss), as reported	$281,018	$298,203	$34,815

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.69%	3.32%	4.14%
Volatility factor	33.23%	71.08%	71.96%
Expected term of options in years	5.4	6.7	6.7
Weighted-average fair value of options granted	$11.64	$20.39	$15.08

During December 2004, EchoStar paid a one-time dividend of $1 per outstanding share of its Class A and Class B common stock (Note 13) for the first time in its history. EchoStar does not intend to pay additional dividends on its common stock and accordingly, the dividend yield percentage is zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and so, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

During 2004, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, we reduced our estimate of expected volatility based upon a re-evaluation of the variability in the market price of EchoStar’s publicly traded stock. Historically, we have relied on the variability in EchoStar’s daily stock price since inception to derive our estimate of expected volatility. Upon review of this variability in EchoStar’s stock price over more recent periods, we believe unadjusted historical experience is a relatively poor predictor of our future expectation of volatility. Accordingly, we specifically identified extraordinary events in our history which resulted in irregular movements in EchoStar’s stock price, and have disregarded the related periods in calculating our historical average annual volatility. This adjustment, together with changes in the intervals of our regular historical price observations, contributed to the reduction in our estimated volatility factor.

We will continue to evaluate our assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. The statement is effective for financial statements as of the beginning of the first interim period that begins after June 15, 2005. Companies may elect to apply this statement either prospectively, or on a

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123(R) will have a material negative impact on our results of operations.

3. Property and Equipment

Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2004	2003
		(In thousands)
EchoStar I	12	$201,607	$201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV	4	78,511	78,511
EchoStar V	12	210,446	210,446
EchoStar VI	12	246,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	189,513
EchoStar IX	12	127,376	127,376
AMC-15 satellite acquired under capital lease (Note 4)	10	330,800	—
Furniture, fixtures and equipment	2-10	651,383	601,815
Buildings and improvements	5-40	94,073	90,671
Equipment leased to customers	3-4	1,045,949	543,954
Tooling and other	1-5	12,253	4,095
Land	—	6,592	5,510
Vehicles	7	3,368	3,400
Construction in progress	—	163,401	51,740

Total property and equipment		3,987,359	2,994,437
Accumulated depreciation		(1,546,342)	(1,233,061)

Property and equipment, net		$2,441,017	$1,761,376

Construction in progress consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite agreements, launch, and launch insurance	$93,020	$—
Software related projects	36,848	35,148
Other	33,533	16,592

Construction in progress	$163,401	$51,740

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Equipment leased to customers	$210,432	$138,637	$130,760
Satellites	134,619	145,232	128,155
Furniture, fixtures and equipment	108,025	91,396	90,567
Identifiable intangible assets subject to amortization	25,679	10	463
Buildings and improvements	3,008	2,969	2,658
Tooling and other	8,935	6,854	3,151

Total depreciation and amortization	$490,698	$385,098	$355,754

Cost of sales and operating expense categories included in our accompanying consolidated statements of operations and comprehensive income (loss) do not include depreciation expense related to satellites or Digital Home Advantage equipment.

Our Satellites

We presently have twelve owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the eight DBS satellites (EchoStar I through EchoStar VIII) and one FSS Ku/Ka-band satellite (EchoStar IX) we own and operate has a minimum design life of at least 12 years. Our satellite fleet is a major component of our Echostar DBS System. While we believe that overall our satellite fleet is in general good health, during 2004 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation.

EchoStar I and II

EchoStar I and II currently operate at the 148 degree orbital location. Each of these Series 7000 class satellites were designed and manufactured by Lockheed Martin Corporation, has 16 transponders that operate at approximately 130 watts of power. While both satellites are currently functioning properly in orbit, similar Lockheed Series 7000 class satellites owned by third parties have experienced total in-orbit failure. While we currently do not have sufficient information available to reach any conclusions as to whether other satellites of the Series 7000 class might be at increased risk of suffering a similar malfunction, no telemetry or other data indicates EchoStar I or EchoStar II would be expected to experience a similar failure. EchoStar I and II are each equipped with 24 Traveling Wave Tube Amplifiers (“TWTA”), of which 16 are required to support the transponders authorized for operation on each satellite. Prior to 2004, failures or reduced capabilities on a single TWTA on each of EchoStar I and II left each satellite with 23 usable TWTAs. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures may impact commercial operation of the satellites. We will continue to evaluate the performance of EchoStar I and EchoStar II as new events or changes in circumstances become known.

EchoStar III

EchoStar III currently operates at the 61.5 degree orbital location. During January 2004, a TWTA pair on this satellite failed, resulting in a loss of service on one of our licensed transponders. An additional TWTA pair failed in March 2004. Including the seven TWTA pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of 18 TWTAs on the satellite to date. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. EchoStar III can now operate a maximum of 26 transponders, but due to redundancy switching limitations and specific channel authorizations it currently can only operate on 18 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar III as new events or changes in circumstances become known.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar IV

EchoStar IV is currently located at the 157 degree orbital location. Prior to 2004, this satellite experienced failures with the deployment of its solar arrays and with 38 of its 44 transponders (including spares), and further experienced anomalies affecting its thermal systems and propulsion systems. Several years ago, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering this satellite. On March 4, 2005, EchoStar agreed to settle this claim (Note 8). On September 4, 2004, the south solar array on EchoStar IV deployed fully and appears to be producing nominal current. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. As of December 31, 2003, EchoStar IV was fully depreciated.

EchoStar V

EchoStar V is currently located at the 119 degree orbital location. This satellite is equipped with a total of 96 solar array strings, 92 of which are required to assure full power availability for the 12-year design life of the satellite. Prior to 2004, EchoStar V experienced anomalies resulting in the loss of 4 solar array strings. During March 2004, EchoStar V lost an additional solar array string, reducing solar array power to approximately 95% of its original capacity. While originally designed to operate a maximum of 32 transponders at approximately 110 watts per channel, switchable to 16 transponders operating at approximately 220 watts per channel, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. In addition, momentum wheel anomalies previously experienced resulted in more rapid use of fuel and a corresponding minor reduction of spacecraft life. An investigation of the anomalies is continuing. Until the root causes are finally determined, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. We will continue to evaluate the performance of EchoStar V as new events or changes in circumstances become known. Increased fuel use resulting from commercial operation of the spacecraft or other events and circumstances would require us to reduce the remaining depreciable life of EchoStar V.

EchoStar VI

EchoStar VI currently operates at the 110 degree orbital location. The satellite has a total of 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. Prior to 2004, EchoStar VI lost a total of 3 solar array strings. During April and July 2004 and again in March 2005, EchoStar VI experienced anomalies resulting in the loss of three additional solar array strings, bringing the total number of string losses to six . While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VI as new events or changes in circumstances become known.

EchoStar VII

EchoStar VII currently operates at the 119 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VII also includes spot-beam technology which enables us to increase the number of markets where we provide local channels, but reduces the number of video channels that could otherwise be offered across the entire United States. Each transponder can transmit multiple digital video, audio and data channels. During March 2004, our EchoStar VII satellite lost a solar array circuit. EchoStar VII was designed with 24 solar array circuits and needs 23 for the spacecraft to be fully operational at end of life. While this anomaly is not expected to reduce the estimated design life of the satellite to less than 12 years and has not impacted commercial operation of the satellite to date, an investigation of the anomaly is continuing. Until the root causes are finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VII as new events or changes in circumstances become known.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar VIII

EchosStar VIII currently operates at the 110 degree orbital location. This satellite has 32 transponders that operate at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. During June 2004, EchoStar VIII experienced an anomaly which affected operation of one of the primary gyroscopes on the satellite. A spare gyroscope has been switched in and is performing nominally. EchoStar VIII was originally configured with three primary, and one spare, gyroscope. Further, an anomaly previously experienced has resulted in certain gyroscopes being utilized for aggregate periods of time substantially in excess of their originally qualified limits in order to maintain nominal spacecraft operations and pointing. An investigation is underway to determine the root cause of the anomaly and to develop procedures for continued spacecraft operation in the event of future gyroscope anomalies. In January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics. The system is operating nominally on one processor with limited backup capacity. An investigation is underway to determine the root cause of this anomaly and whether any permanent degradation or loss of redundancy has occurred. While these anomalies are not expected to reduce the estimated design life of the satellite to less than 12 years and have not impacted commercial operation of the satellite to date, until the root causes of the anomalies are determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar VIII is equipped with two solar arrays which convert solar energy into power for the satellite. Those arrays rotate continuously to maintain optimal exposure to the sun. During 2003, EchoStar VIII experienced anomalies that temporarily halted rotation of each solar array. Both arrays are currently fully functional, but rotating in a mode recommended by the satellite manufacturer which allows full rotation but is different than the originally prescribed mode. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

During 2003, a single battery cell on EchoStar VIII exhibited reduced capacity. There are 72 battery cells on EchoStar VIII and all loads can be maintained for the full design life of the satellite with up to two battery cells fully failed. An investigation of the battery cell anomaly, which has not impacted commercial operation of the satellite, is underway. Until the root cause of the anomaly is determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

We depend on EchoStar VIII to provide local channels to over 40 markets until at least such time as our EchoStar X satellite is successfully launched which is currently expected during the fourth quarter of 2005 (Note 8). In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all, of those channels to other in-orbit satellites.

We were required to make in-orbit incentive payments in the aggregate amount of $15.0 million over a period of 14 years from launch as part of the purchase price for EchoStar VIII. These in-orbit incentive payments may be reduced in the event that certain anomalies are experienced by the satellite. Following launch of EchoStar VIII, we recognized the total amount of these in-orbit incentive payments by increasing the amount capitalized for the satellite. As a result of the anomalies experienced by the satellite to date, we determined that payment of these in-orbit incentives was no longer probable and reduced our remaining estimated obligation of approximately $13.7 million to zero as December 31, 2004 by reducing the amount capitalized for the satellite.

EchoStar IX

EchoStar IX currently operates at the 121 degree orbital location. This satellite has 32 Ku-band transponders that operate at approximately 110 watts per channel, along with transponders that can provide services in Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services.

SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Should any one satellite be abandoned or determined to have no service potential, the net carrying amount would be written off.

We currently do not carry insurance for any of our in-orbit satellites. To satisfy insurance covenants related to our 9 3/8% Senior Notes due 2009 and 10 3/8% Senior Notes due 2007, we previously classified an amount equal to the depreciated cost of five of our satellites as cash reserved for satellite insurance on our consolidated balance sheets. As of December 31, 2003, this amount totaled approximately $176.8 million. During 2004, we redeemed all of these Notes (Note 4) and are no longer subject to these insurance covenants. Since the indentures for our remaining outstanding notes do not have covenants requiring satellite insurance, we reclassified the remaining amount of the reserve to cash and cash equivalents during the fourth quarter of 2004.

We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

4. Long-Term Debt

9 3/8% Senior Notes due 2009 and 10 3/8% Senior Notes due 2007

Effective February 2, 2004, we redeemed the remainder of our outstanding 9 3/8% Senior Notes due 2009. In accordance with the terms of the indenture governing the notes, the remaining $1.423 billion principal amount of the notes was repurchased at 104.688%, for a total of approximately $1.490 billion. As a result of this redemption, we have been discharged and released from our obligations under the related indenture. The premium paid of approximately $66.7 million, along with unamortized debt issuance costs of approximately $10.8 million, was recorded as charges to earnings and is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Effective October 1, 2004, we redeemed all of our outstanding 10 3/8% Senior Notes due 2007. In accordance with the terms of the indenture governing the notes, the $1.0 billion principal amount of the notes was redeemed at 105.188%, for a total of approximately $1.052 billion. As a result of this redemption, we have been discharged and released from our obligations under the related indenture. The premium paid of approximately $51.9 million, along with unamortized debt issuance costs of approximately $4.1 million, was recorded as charges to earnings and is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

9 1/8% Senior Notes due 2009

The 9 1/8% Senior Notes mature January 15, 2009. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

Effective September 3, 2003, we redeemed $245.0 million principal amount of our 9 1/8% Senior Notes due 2009, fully exercising our optional partial redemption right. During the second quarter of 2004, we repurchased in open market transactions approximately $8.8 million principal amount of our 9 1/8% Senior Notes due 2009. The approximate $1.1 million difference between the market price paid and the principal amount of the notes, together with approximately $0.1 million of unamortized debt issuance costs related to the notes repurchased during 2004, were recorded as charges to earnings and are included in interest expense in the consolidated statements of operations and comprehensive income (loss). The outstanding principal amount of the notes after the redemption and repurchase is $446.2 million. As a portion of the 9 1/8% Senior Notes remains outstanding as of December 31, 2004, we continue to be subject to the terms of the related indentures until such time as the 9 1/8% Senior Notes are fully redeemed.

The 9 1/8% Senior Notes are guaranteed by substantially all our subsidiaries on a senior basis. The 9 1/8% Senior Notes are general unsecured senior obligations which:

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The indenture related to the 9 1/8% Senior Notes (the “9 1/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our and our restricted subsidiaries’ ability to:

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

Floating Rate Senior Notes due 2008

On October 2, 2003, we sold $500.0 million principal amount of our Floating Rate Senior Notes which mature October 1, 2008. Interest accrues at a floating rate based on the three month LIBOR plus 3.25%, and is payable quarterly in cash in arrears on January 1, April 1, July 1 and October 1 of each year, commencing January 1, 2004. The interest rate at December 31, 2004 was 5.81%. The proceeds, along with proceeds from the 5 3/4% and 6 3/8% Senior Notes, were used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities, and for general corporate purposes.

The Floating Rate Senior Notes will be redeemable, in whole or in part, at any time beginning October 1, 2005 at redemption prices decreasing from 102% during the year commencing October 1, 2005 to 100% on or after October 1, 2007. Prior to October 1, 2005, we may also redeem up to 35% of each of the Floating Rate Senior Notes at premiums specified in the indenture with the net cash proceeds from certain equity offerings or capital contributions.

The Floating Rate Senior Notes are:

•	general unsecured senior obligations of ours;

•	ranked equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to our Floating Rate Senior Notes (the “Floating Rate Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our and our restricted subsidiaries’ ability to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of a holder’s Floating Rate Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 3/4% Senior Notes due 2008

On October 2, 2003, we sold $1.0 billion principal amount of our 5 3/4% Senior Notes which mature October 1, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 6 3/8% Senior Notes, were used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities, and for general corporate purposes.

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

The indenture related to the 5 3/4% Senior Notes (the “5 3/4% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our and our restricted subsidiaries’ ability to:

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

6 3/8% Senior Notes due 2011

On October 2, 2003, we sold $1.0 billion principal amount of our 6 3/8% Senior Notes which mature October 1, 2011. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2004. The proceeds, along with proceeds from the Floating Rate Senior Notes and the 5 3/4% Senior Notes, were used primarily to repurchase or redeem all or a portion of our outstanding 9 3/8% Senior Notes due 2009 and other outstanding debt securities, and for general corporate purposes.

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

The indenture related to the 6 3/8% Senior Notes (the “6 3/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our and our restricted subsidiaries’ ability to:

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

6 5/8% Senior Notes due 2014

On October 1, 2004, we sold $1.0 billion principal amount of our 6 5/8% Senior Notes which mature October 1, 2014 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing April 1, 2005. The proceeds, together with available cash, were used to redeem all of our outstanding 10 3/8% Senior Notes due 2007.

We have agreed to offer to exchange the 6 5/8% Senior Notes for new issues of identical debt securities registered under the Securities Act of 1933.

The 6 5/8% Senior Notes will be redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2007, we may also redeem up to 35% of each of the 6 5/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 6 5/8% Senior Notes are:

•	general unsecured senior obligations of ours;

•	ranked equally in right of payment with all of our and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantor’s current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 5/8% Senior Notes (the “6 5/8% Senior Notes Indenture”) contains restrictive covenants that, among other things, impose limitations on our and our restricted subsidiaries’ ability to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets

In the event of a change of control, as defined in the related indenture, we will be required to make an offer to repurchase all or any part of a holder’s 6 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capital Lease Obligation, Mortgages and Other Notes Payable

Capital lease obligation, mortgages and other notes payable consists of the following:

	As of December 31,
	2004	2003
	(In thousands)
AMC-15 satellite financed under capital lease obligation	$286,605	$—
8.25% note payable for EchoStar IV satellite vendor financing due upon resolution of satellite insurance claim (Note 9)	11,327	11,327
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	13,549	14,302
8% note payable for EchoStar VIII satellite vendor financing (Note 3)	—	14,381
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	9,587	10,000
Mortgages and other unsecured notes payable due in installments through January 2017 with interest rates ranging from 2% to 10%	9,798	6,820

Total	330,866	56,830
Less current portion	(44,972)	(14,836)

Capital lease obligation, mortgages and other notes payable, net of current portion	$285,894	$41,994

Capital Lease Obligation

During March 2003, we entered into a satellite service agreement with SES Americom for all of the capacity on a new Fixed Satellite Service (“FSS”) satellite, AMC-15, which successfully launched during the fourth quarter of 2004 and commenced commercial operations in January 2005. In connection with this agreement, we prepaid $50.0 million to SES Americom during 2003. The ten-year satellite service agreement for the new satellite is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom for this satellite over the next ten years beginning in 2005. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for the satellite component of this agreement as a capital lease. We did not recognize any depreciation on the satellite acquired under this capital lease during 2004.

Future minimum lease payments under this capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2004 are as follows:

For the Year Ending December 31,
2005	$56,600
2006	52,000
2007	52,000
2008	52,000
2009	52,000
Thereafter	254,656

Total minimum lease payments	519,256
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(113,690)

Net minimum lease payments	405,566
Less: Amount representing interest	(118,961)

Present value of net minimum lease payments	286,605

Less: Current portion	(28,463)

Long-term portion of capital lease obligation	$258,142

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
			(In thousands)
Long-term debt obligations	$3,946,153	$—	$—	$1,946,153	$2,000,000
Capital lease obligation, mortgages and other notes payable	330,866	44,972	48,683	53,812	183,399

Total	$4,277,019	$44,972	$48,683	$1,999,965	$2,183,399

Interest on Long-Term Debt

We also have periodic cash interest requirements for our outstanding long-term debt securities, capital lease obligation, mortgages and other notes payable. Future maturities of these requirements are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
		(In thousands)
Long-term debt	$1,637,459	$256,569	$514,523	$407,617	$458,750
Capital lease obligation, mortgages and other notes payable	132,419	22,453	39,508	32,034	38,424

Total	$1,769,878	$279,022	$554,031	$439,651	$497,174

Interest accrues on our Floating Rate Senior Notes due 2008 based on the three month LIBOR plus 3.25%. The interest rate as of December 31, 2004, or 5.81%, was used in the table above.

Guarantees

The repayment obligations of EDBS under the vendor financings for EchoStar IV and Echostar Orbital Corporation under the vendor financing for EchoStar VII are guaranteed by EchoStar. The maximum potential future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.

5. Income Taxes

As of December 31, 2004, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $2.424 billion and credit carryforwards of approximately $10.5 million. The NOL’s expire between the year 2011 and 2024 and capital loss and credit carryforwards generally expire between the year 2006 and 2023.

During 2004 and 2003, we decreased our valuation allowance by approximately $106.8 million and $121.5 million, respectively, as a result of a decrease in net deferred tax assets each year. During 2002, we decreased our valuation allowance by approximately $9.4 million to fully offset all net deferred tax assets. Included in this decrease is $57.9 million relating to deferred tax liabilities generated during 2002 and an increase of $67.3 million relating to the balance of the net deferred tax asset that existed at December 31, 2001.

The Federal NOL includes amounts related to tax deductions totaling approximately $268.9 million for exercised stock options. The tax benefit of these deductions has been allocated directly to contributed capital and has been offset by a valuation allowance.

During 2004 and 2003, stock option compensation expenses related to the 1999 Incentive Plan, for which an estimated deferred tax benefit was previously recorded, exceeded the actual tax deductions allowed. Tax charges associated with the reversal of the prior tax benefit have been allocated to additional paid-in capital in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During 2004 and 2003, charges of $2.5 and $6.0 million, respectively, were made to additional paid-in capital.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EDBS and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by EDBS are generally those that would have been recorded if EDBS and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on EDBS consolidated or combined group filings. Amounts are receivable from EchoStar on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts payable as of December 31, 2004, 2003 and 2002 were $2.7 million, $0.5 million and zero, respectively. The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current (provision) benefit:
Federal	$(1,307)	$—	$—
State	(6,421)	(12,175)	(5,946)
Foreign	(383)	(482)	(1,856)

	(8,111)	(12,657)	(7,802)
Deferred (provision) benefit:
Federal	(103,001)	(114,632)	(65,465)
State	(6,719)	(7,756)	(17,106)
Decrease (increase) in valuation allowance	106,766	121,512	9,432

	(2,954)	(876)	(73,139)

Total benefit (provision)	$(11,065)	$(13,533)	$(80,941)

The actual tax provisions for 2004, 2003 and 2002 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2004	2003	2002
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.8)	(3.8)	(12.2)
Foreign taxes and income not U. S. taxable	(0.2)	0.6	(0.7)
Stock option compensation	(0.5)	(2.4)	4.3
Deferred tax asset adjustment for filed returns	0.6	—	(24.6)
Intangible amortization and other	(0.1)	0.1	(2.5)
Decrease (increase) in valuation allowance	34.4	36.4	7.4

Total benefit (provision) for income taxes	(3.6)	(4.1)	(63.3)

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

	As of December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$858,571	$864,451
Unrealized losses on investments	2,361	758
Accrued expenses	19,711	29,791
Stock compensation	16,001	18,093
Deferred revenue	68,896	33,213
Other	9,664	7,966

Total deferred tax assets	975,204	954,272
Valuation allowance	(577,548)	(671,422)

Deferred tax asset after valuation allowance	397,656	282,850

Deferred tax liabilities:
Equity method investments	(18,455)	—
Depreciation and amortization	(386,694)	(288,799)
State taxes net of federal tax effect	(16,381)	(12,508)

Total deferred tax liabilities	(421,530)	(301,307)

Net deferred tax asset (liability)	$(23,874)	$(18,457)

Current portion of net deferred tax asset (liability)	$25,189	$40,425
Noncurrent portion of net deferred tax asset (liability)	(49,063)	(58,882)

Total net deferred tax asset (liability)	$(23,874)	$(18,457)

6. Stock Compensation Plans

Stock Incentive Plans

EchoStar has adopted stock incentive plans to attract and retain officers, directors and key employees. EchoStar currently has 80.0 million shares of its Class A common stock reserved for granting awards under its 1995 Stock Incentive Plan and an additional 80.0 million shares of its Class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2004 have included exercise prices not less than the fair market value of EchoStar’s Class A common stock at the date of grant, and vest, as determined by EchoStar’s Board of Directors, generally at the rate of 20% per year.

During 1999, EchoStar adopted an incentive plan under its 1995 Stock Incentive Plan, which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, we recorded approximately $178.8 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares. The related deferred compensation, net of forfeitures, was recognized over the five-year option vesting period. During the year ended December 31, 2004, 2003 and 2002, we recognized expense of $1.2 million, $3.5 million and $11.3 million, respectively, under the 1999 incentive plan. There is no remaining deferred compensation to be recognized under this plan.

Effective January 26, 2005, EchoStar adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan to provide incentive to its executive officers and certain other key employees upon achievement of specified long-term business objectives. Employees participating in the 2005 LTIP may elect to receive a one-time award of (i) an option to acquire a specified number of shares of EchoStar’s Class A common stock priced at market value on the date of the awards, expected to be March 31, 2005; (ii) rights to acquire for no additional consideration a specified smaller number of shares of EchoStar’s Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire EchoStar’s Class A common stock. The options and rights will vest at a varying rate over a seven year period; provided, however, that none of the options or rights will vest if EchoStar fails to achieve the specified long-term

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

performance goal. We will record the related compensation when achievement of this performance goal becomes probable, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss).

We report all non-cash compensation based on stock option appreciation as a single expense category in our accompanying consolidated statements of operations and comprehensive income (loss). The following table represents the other expense categories in our consolidated statements of operations and comprehensive income (loss) that would be affected if non-cash, stock-based compensation was allocated to the same expense categories as the base compensation for key employees who participate in the 1999 incentive plan.

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Subscriber-related	$51	$34	$729
Satellite and transmission	69	359	(7)
General and administrative	1,060	3,151	10,557

Total non-cash, stock-based compensation	$1,180	$3,544	$11,279

Options to purchase an additional 6.8 million shares are outstanding as of December 31, 2004 and were granted with exercise prices equal to the fair market value of the underlying shares on the date they were issued during 1999, 2000 and 2001 pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive Plan. The weighted-average exercise price of these options is $8.84. Vesting of these options is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the years ended December 31, 2004, 2003 and 2002 related to these long-term options. We will record the related compensation at the achievement of the performance goals, if ever. Such compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss).

A summary of our stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of period	17,225,688	$16.31	20,297,369	$13.75	22,213,207	$12.88
Granted	4,190,000	31.64	1,329,000	29.95	531,000	20.76
Exercised	(2,142,450)	6.62	(2,966,987)	5.71	(1,409,394)	5.29
Forfeited	(2,138,554)	19.87	(1,433,694)	14.68	(1,037,444)	10.16

Options outstanding, end of period	17,134,684	20.82	17,225,688	16.31	20,297,369	13.75

Exercisable at end of period	5,334,284	25.33	5,333,838	18.79	6,137,213	12.94

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for options outstanding as of December 31, 2004 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			as of	Remaining	Average	As of	Average
			December 31,	Contractual	Exercise	December 31,	Exercise
			2004*	Life	Price	2004	Price
$ 2.12500	-	$3.00785	538,251	1.96	$2.34	538,251	$2.34
$ 5.48625	-	$6.60000	7,101,187	4.83	6.00	1,357,187	6.00
$10.20315	-	$19.18000	1,624,746	5.02	14.02	709,746	11.80
$22.70325	-	$28.88000	1,310,800	7.50	27.83	326,600	26.85
$30.75000	-	$39.50000	5,314,700	7.66	32.80	1,513,700	34.84
$48.75000	-	$52.75000	138,000	5.16	50.55	80,000	49.95
$60.12500	-	$79.00000	1,107,000	5.41	65.36	808,800	64.06

$ 2.12500	-	$79.00000	17,134,684	5.88	20.82	5,334,284	25.33

*These amounts include approximately 6.8 million shares outstanding pursuant to the Long-Term Incentive Plan.

7. Employee Benefit Plans

Employee Stock Purchase Plan

During 1997, EchoStar’s Board of Directors and shareholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of its Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by EchoStar’s Board of Directors. During 2004, 2003 and 2002 employees purchased approximately 78,000, 66,000 and 107,000 shares of EchoStar’s Class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

EchoStar sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. We did not recognize any expense related to matching 401(k) contributions during the year ended December 31, 2004 as 401(k) Plan forfeitures were sufficient to fund all of the company matching contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled approximately $632 thousand and $993 thousand during the years ended December 31, 2003 and 2002, respectively. EchoStar also may make an annual discretionary contribution to the plan with approval by its Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock. Discretionary contributions, net of forfeitures, were approximately $12.8 million, $15.4 million and $16.9 million relating to the 401(k) Plan years ended December 31, 2004, 2003 and 2002, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2005	2006-2007	2008-2009	Thereafter
			(In thousands)
Satellite-related obligations	$1,531,309	$55,442	$232,846	$255,305	$987,716
Operating lease obligations	82,890	24,710	40,509	15,415	2,256
Purchase obligations	1,413,617	1,197,871	91,729	98,060	25,957

Total	$3,027,816	$1,278,023	$365,084	$368,780	$1,015,929

Satellite-Related Obligations

Satellites under Construction. EchoStar has entered into contracts to construct four new satellites. As discussed under “Organization and Legal Structure” above, these contracts are held in EOC II, a wholly owned subsidiary of ECC, and our affiliate, and accordingly, future obligations for payment related to these satellites are not included in the table above.

During July 2003, EchoStar entered into a contract for the construction of EchoStar X, a Lockheed Martin A2100 class DBS satellite. We anticipate construction to be completed and that this satellite will be launched during the fourth quarter of 2005. EchoStar X will enable better bandwidth utilization, provide back-up protection for our existing local channel offerings, capacity to potentially offer local channels in additional markets, and could allow DISH Network to offer other value-added services.

During December 2004, EchoStar entered into a contract for the construction of EchoStar XI, a Space Systems Loral FS1300 class DBS satellite. In connection with this agreement, EchoStar obtained an option for the construction of other additional satellites. Construction is expected to be completed during 2007 and is contingent upon, among other things, the finalization of the necessary bankruptcy court approvals. There can be no assurance that these approvals will be finalized or that the satellite will ultimately be launched. EchoStar XI will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

During December 2004 and March 2005, EchoStar entered into contracts for the construction of two Lockheed Martin A2100 class spot beam Ka-band satellites, which are expected to be completed during 2008. These satellites will enable better bandwidth utilization and could allow DISH Network to offer other value-added services including 2-way broadband and video.

Satellites under Lease. In addition to our lease of the AMC-15 satellite (Note 4), we have also entered into satellite service agreements to lease capacity on four other satellites.

In connection with the SES Americom agreement discussed under Capital Lease Obligation (Note 4), we are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 105 degree orbital location. Our lease of this satellite will continue at least until AMC-15 is placed in service at this location, which is expected to occur during the second half of 2005. We use the capacity on AMC-2 to provide local network channels.

During February 2004, we entered into two additional satellite service agreements for capacity on FSS satellites. The satellite under the first of these agreements, AMC-16, launched during the fourth quarter of 2004 and commenced commercial operations during the first quarter of 2005. We could use this additional satellite, which is currently located at the 85 degree orbital location, as backup for AMC-15, and may also utilize the satellite to offer local network channels in additional markets, together with satellite-delivered high-speed internet services. This ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. In connection with this agreement, we prepaid $29.0

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

million during 2004 and are required to make monthly payments for this satellite for the ten-year period following commencement of commercial operations.

The satellite under the second of these agreements is planned for launch during 2006 and is contingent upon, among other things, obtaining necessary regulatory approvals. There can be no assurance that we will obtain these approvals or that the satellite will ultimately be launched. This additional satellite could allow DISH Network to offer other value-added services. In connection with this agreement, we prepaid $55.0 million during 2004 and are required to make monthly payments for this satellite for the 15-year period following commencement of commercial operations. Future commitments related to this satellite are included in the table above.

During August 2003, we exercised our option under the SES Americom agreement for AMC-15 to also lease for an initial ten-year term all of the capacity on a new DBS satellite at an orbital location to be determined at a future date. In connection with this agreement, we prepaid $20.9 million to SES Americom during 2004. We anticipate that this satellite will be launched during 2006 and could be used as additional backup capacity and to offer other value-added services.

As a result of our recent agreements with fixed satellite service providers, our obligations for payment related to satellites have increased substantially. In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase if we purchase any of the satellites under construction from EOC II, and would further increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Purchase Obligations

Our 2005 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.

Programming Contracts

In the normal course of business, we have also entered into numerous contracts to purchase programming content whereby our payment obligations are fully contingent on the number of subscribers to which we provide the respective content. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. Programming expenses are included in “Subscriber-related expenses” in the accompanying consolidated statements of operations and comprehensive income (loss).

Rent Expense

Total rent expense for operating leases approximated $56.0 million, $31.6 million and $17.6 million in 2004, 2003 and 2002, respectively.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contingencies

Distant Network Litigation

Until July 1998, we obtained feeds of distant broadcast network channels (ABC, NBC, CBS and FOX) for distribution to our customers through PrimeTime 24. In December 1998, the United States District Court for the Southern District of Florida in Miami entered a nationwide permanent injunction requiring PrimeTime 24 to shut off distant network channels to many of its customers, and henceforth to sell those channels to consumers in accordance with the injunction.

In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. EchoStar asked the Court to find that its method of providing distant network programming did not violate the Satellite Home Viewer Improvement Act (“SHVIA”) and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

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

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding EchoStar from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. EchoStar asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed EchoStar an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

The District Court’s injunction requires us to use a computer model to re-qualify, as of June 2003, all of our subscribers who receive ABC, NBC, CBS or Fox programming by satellite from a market other than the city in which the subscriber lives. The Court also invalidated all waivers historically provided by network stations. These waivers, which have been provided by stations for the past several years through a third party automated system, allow subscribers who believe the computer model improperly disqualified them for distant network channels to nonetheless receive those channels by satellite. Further, even though SHVIA provides that certain subscribers who received distant network channels prior to October 1999 can continue to receive those channels through December 2004, the District Court terminated the right of our grandfathered subscribers to continue to receive distant network channels.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar believes the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted EchoStar’s request to stay the injunction until EchoStar’s appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of EchoStar’s appeal.

In the event the Court of Appeals upholds the injunction, and if EchoStar does not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and EchoStar is permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Satellite Insurance

Several years ago, EchoStar filed a $219.3 million insurance claim for a total loss under the launch insurance policies covering our EchoStar IV satellite. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. The insurance carriers include La Reunion Spatiale; AXA Reinsurance Company (n/k/a AXA Corporate Solutions Reinsurance Company), United States Aircraft Insurance Group; Assurances Generales De France I.A.R.T. (AGF); Certain Underwriters at Lloyd’s, London; Great Lakes Reinsurance (U.K.) PLC; British Aviation Insurance Group; If Skaadeforsikring (previously Storebrand); Hannover Re (a/k/a International Hannover); The Tokio Marine & Fire Insurance Company, Ltd.; Marham Space Consortium (a/k/a Marham Consortium Management); Ace Global Markets (a/k/a Ace London); M.C. Watkins Syndicate; Goshawk Syndicate Management Ltd.; D.E. Hope Syndicate 10009 (Formerly Busbridge); Amlin Aviation; K.J. Coles & Others; H.R. Dumas & Others; Hiscox Syndicates, Ltd.; Cox Syndicate; Hayward Syndicate; D.J. Marshall & Others; TF Hart; Kiln; Assitalia Le Assicurazioni D’Italia S.P.A. Roma; La Fondiaria Assicurazione S.P.A., Firenze; Vittoria Assicurazioni S.P.A., Milano; Ras - Riunione Adriatica Di Sicurta S.P.A., Milano; Societa Cattolica Di Assicurazioni, Verano; Siat Assicurazione E Riassicurazione S.P.A, Genova; E. Patrick; ZC Specialty Insurance; Lloyds of London Syndicates 588 NJM, 1209 MEB and 861 MEB; Generali France Assurances; Assurance France Aviation; and Ace Bermuda Insurance Ltd.

The insurance carriers offered EchoStar a total of approximately $88.0 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. EchoStar rejected this settlement offer and submitted its claim to arbitration pursuant to the terms of the insurance policies.

On March 4, 2005, EchoStar agreed to settle its insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. EchoStar has received signed agreements back from all insurers.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In February 2001, Gemstar filed additional patent infringement actions against EchoStar in the District Court in Atlanta, Georgia and with the ITC. EchoStar settled all of the litigation with Gemstar during 2004 (See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon the settlement with Gemstar discussed above, EchoStar now has an additional defense in this case based upon a license from Gemstar. EchoStar will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against EchoStar, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving EchoStar as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. EchoStar’s case is stayed pending the appeal of the Charter case. EchoStar intends to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied EchoStar’s motion to transfer this case to the United States District Court for the Northern District of California. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against EchoStar.

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

Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. EchoStar intends to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, EchoStar may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against EchoStar in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and EchoStar’s motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted EchoStar’s motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, EchoStar filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of EchoStar’s motion for summary judgment and EchoStar cross-appealed the Court’s ruling on EchoStar’s motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in EchoStar’s favor. Specifically, the Court found there were triable issues of fact whether EchoStar may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and EchoStar responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. It is uncertain whether the Plaintiff will appeal this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

EchoStar has been sued by retailers in three separate purported class actions. During October 2000, two separate lawsuits were filed in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of, and changes to, alleged agreements between EchoStar and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. EchoStar is vigorously defending against the suits and has asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. EchoStar has filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and EchoStar expects the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Satellite Dealers Supply, Inc. (“SDS”) filed a lawsuit against EchoStar in the United States District Court for the Eastern District of Texas during September 2000, on behalf of itself and a class of persons similarly situated. The plaintiff was attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and who allege that we: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented, to class members, the ownership of certain equipment related to the provision of our satellite television service. During September 2001, the Court granted EchoStar’s motion to dismiss. The plaintiff moved for reconsideration of the Court’s order dismissing the case. The Court denied the plaintiff’s motion for reconsideration. The trial court denied EchoStar’s motions for sanctions against SDS. Both parties perfected appeals before the Fifth Circuit Court of Appeals. On appeal, the Fifth Circuit upheld the dismissal. The Fifth Circuit vacated and remanded the District Court’s denial of EchoStar’s motion for sanctions. The District Court subsequently issued a written opinion containing the same findings. The only issue remaining is EchoStar’s collection of costs, which were previously granted by the Court.

StarBand Shareholder Lawsuit

During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which EchoStar invested, filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of EchoStar’s Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On April 15, 2004, the Delaware Supreme Court remanded the case instructing the Chancery Court to re-evaluate its decision in light of a recent opinion of the Delaware Supreme Court, Tooley v. Donaldson, No. 84,2004 (Del. Supr. April 2, 2004). Plaintiffs filed a motion to amend their complaint which was denied by the Court. The Plaintiffs appealed the denial of their motion to amend and the appeal is pending. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including EchoStar, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that EchoStar received voidable or fraudulent prepayments of approximately $40.0 million. EchoStar typically invests in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of EchoStar’s investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants have moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim. Those motions are currently under consideration by the Court. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Bank One

During March 2004, Bank One, N.A. (“Bank One”) filed suit against EchoStar and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that EchoStar entered into a guarantee wherein it agreed to pay any indemnity obligation incurred by Bank One. During April 2004, EchoStar removed the case to federal court in Columbus, Ohio. EchoStar denies the allegations and intends to vigorously defend against the claims. EchoStar filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted EchoStar’s motion, agreeing EchoStar did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that EchoStar owed Bank One a duty to indemnify. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Church Communications Network, Inc.

During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against EchoStar Satellite L.L.C. (“ESLLC”) in the United States District Court for the Northern District of Alabama. CCN contends that our contractual relationship with Dominion Video Satellite, Inc., a direct broadcast provider that airs only Christian programming, constitutes a breach of a commercial television services agreement between ESLLC and CCN (the “CCN Agreement”). Further, CCN contends that our reluctance to disclose the confidential provisions of the Dominion/EchoStar agreement warrant causes of action for negligent misrepresentation, intentional misrepresentation, and non-disclosure. We filed a motion to dismiss CNN’s complaint, or alternatively to transfer the case to a Colorado court. The Court denied our motion to dismiss, but granted our motion to transfer. As a result, the action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss the case in the Colorado court. The motion to dismiss is currently pending before the Court and the case is currently in discovery.

Although the CCN Agreement specifically limits damages to $500,000, CCN initially sought $1.5 million. As this case progressed, CCN initially increased the amount of its alleged damages to over $3.0 million and has recently indicated that it is now seeking damages in excess of $15.0 million. As this is currently in early discovery it is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against EchoStar Communications Corporation in the United States District Court for the Southern District of New York alleging that EchoStar has anticipatorily repudiated or is in breach of an alleged agreement between EchoStar and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. Vivendi has since filed a motion for a preliminary injunction, in which it asks the Court to order EchoStar to broadcast the Vivendi music-video channel during the pendency of the litigation and to pay Vivendi for the provision of its music-video channel. EchoStar intends to vigorously defend this case. In the event that a Court determines that Vivendi is entitled to a preliminary injunction, we may be required to broadcast the Vivendi music-video channel during the pendency of the litigation, which would impact the bandwidth that we have available to broadcast other services. In the event that a Court ultimately determines that EchoStar has a contractual obligation to broadcast the Vivendi music-video channel and that EchoStar is in breach of that obligation, we may be required to broadcast the Vivendi music-video channel and be subject to substantial damages. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fox Sports Direct

During June 2004, Fox Sports Direct (“Fox”) sued EchoStar in the United States District Court Central District of California for alleged breach of contract. During October 2004, EchoStar reached a settlement with Fox for an immaterial amount.

Other

In addition to the above actions, EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Reauthorization of Satellite Home Viewer Improvement Act

We currently offer local broadcast channels in approximately 155 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers, and our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and operation of one or more additional satellites. It is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent some of those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted. It is too early to make a firm determination of the cost of compliance.

9. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity, net income (loss) and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity, net income (loss) and operating cash flows of the combined Subsidiary Guarantors for the years ended December 31, 2004, 2003 and 2002. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities (in thousands):

EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheets – As of December 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$509,194	$2,786	$—	$511,980
Marketable investment securities	214,275	—	—	214,275
Trade accounts receivable, net	951	471,105	—	472,056
Inventories, net	—	271,514	—	271,514
Insurance receivable	106,000	—	—	106,000
Other current assets	3,126	142,969	—	146,095

Total current assets	833,546	888,374	—	1,721,920
Property and equipment, net	—	2,441,017	—	2,441,017
FCC authorizations	—	696,285	—	696,285
Intangible assets, net	—	238,959	—	238,959
Investment in subsidiaries	2,520,722	(255)	(2,520,467)	—
Other noncurrent assets, net	61,112	130,283	—	191,395

Total assets	$3,415,380	$4,394,663	$(2,520,467)	$5,289,576

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$125	$240,613	$—	$240,738
Deferred revenue and other	—	757,011	—	757,011
Accrued programming	—	604,934	—	604,934
Other accrued expenses	64,605	286,083	—	350,688
Advances from (to) affiliates, net	623,439	(614,434)	—	9,005
Current portion of capital lease and other long-term obligations	3,216	41,756	—	44,972

Total current liabilities	691,385	1,315,963	—	2,007,348

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	446,153	—	—	446,153
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	—	—	1,000,000
Capital lease obligation, mortgages and other notes payable, net of current portion	3,270	282,624	—	285,894
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	50,018	275,609	—	325,627

Total long-term obligations, net of current portion	3,999,441	558,233	—	4,557,674

Total liabilities	4,690,826	1,874,196	—	6,565,022

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares
authorized, 1,015 issued and outstanding	—	8	(8)	—
Members’ capital	—	1,791,730	(1,791,730)	—
Additional paid-in capital	929,002	(514)	514	929,002
Accumulated other comprehensive income (loss)	(1,281)	—	—	(1,281)
Accumulated earnings (deficit)	(2,203,167)	729,243	(729,243)	(2,203,167)

Total stockholder’s equity (deficit)	(1,275,446)	2,520,467	(2,520,467)	(1,275,446)

Total liabilities and stockholder’s equity (deficit)	$3,415,380	$4,394,663	$(2,520,467)	$5,289,576

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheets – As of December 31, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$952,657	$15,506	$—	$968,163
Marketable investment securities	1,929,105	—	—	1,929,105
Trade accounts receivable, net	—	342,352	—	342,352
Inventories, net	—	154,813	—	154,813
Other current assets	(3,545)	74,449	—	70,904

Total current assets	2,878,217	587,120	—	3,465,337
Restricted cash and marketable investment securities	—	20	—	20
Cash reserved for satellite insurance	176,843	—	—	176,843
Property and equipment, net	—	1,761,376	—	1,761,376
FCC authorizations	—	696,242	—	696,242
Intangible assets, net	—	4,135	—	4,135
Investment in subsidiaries	1,828,720	(304)	(1,828,416)	—
Insurance receivable	106,000	—	—	106,000
Other noncurrent assets, net	76,151	8,075	—	84,226

Total assets	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$22,989	$148,671	$—	$171,660
Deferred revenue and other	—	514,046	—	514,046
Accrued programming	—	366,497	—	366,497
Other accrued expenses	140,631	293,768	—	434,399
Advances from (to) affiliates, net	554,073	(264,428)	—	289,645
Current portion of long-term obligations	1,008	13,828	—	14,836
9 3/8% Senior Notes due 2009	1,423,351	—	—	1,423,351

Total current liabilities	2,142,052	1,072,382	—	3,214,434

Long-term obligations, net of current portion:
10 3/8% Senior Notes due 2007	1,000,000	—	—	1,000,000
9 1/8% Senior Notes due 2009	455,000	—	—	455,000
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Mortgages and other notes payable, net of current portion	1,823	40,171	—	41,994
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	39,320	115,695	—	155,015

Total long-term obligations, net of current portion	3,996,143	155,866	—	4,152,009

Total liabilities	6,138,195	1,228,248	—	7,366,443

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	8	(8)	—
Additional paid-in capital	930,936	1,793,436	(1,793,436)	930,936
Non-cash, stock-based compensation	(1,180)	(1,180)	1,180	(1,180)
Accumulated other comprehensive income (loss)	560	—	—	560
Accumulated earnings (deficit)	(2,002,580)	36,152	(36,152)	(2,002,580)

Total stockholder’s equity (deficit)	(1,072,264)	1,828,416	(1,828,416)	(1,072,264)

Total liabilities and stockholder’s equity (deficit)	$5,065,931	$3,056,664	$(1,828,416)	$6,294,179

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Operations – Year Ended December 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Revenue:
Subscriber-related revenue	$—	$7,201,986	$(525,370)	$6,676,616
Equipment sales	—	369,251	—	369,251
Other	—	97,161	—	97,161

Total revenue	—	7,668,398	(525,370)	7,143,028

Costs and Expenses:
Subscriber-related expenses	—	4,105,561	(524,681)	3,580,880
Satellite and transmission expenses	—	107,587	—	107,587
Cost of sales - equipment	—	305,991	—	305,991
Cost of sales - other	—	30,991	(689)	30,302
Cost of sales - subscriber promotion subsidies	—	467,587	—	467,587
Other subscriber promotion subsidies	—	925,195	—	925,195
Subscriber acquisition advertising	—	139,061	—	139,061
General and administrative	—	380,573	—	380,573
Non-cash, stock-based compensation	—	1,180	—	1,180
Depreciation and amortization	—	490,698	—	490,698

Total costs and expenses	—	6,954,424	(525,370)	6,429,054

Operating income (loss)	—	713,974	—	713,974

Other income (expense):
Interest income	30,509	100	—	30,609
Interest expense, net of amounts capitalized	(430,241)	(3,123)	—	(433,364)
Equity in earnings (losses) of subsidiaries	692,788	—	(692,788)	—
Other	(350)	(391)	—	(741)

Total other income (expense)	292,706	(3,414)	(692,788)	(403,496)

Income (loss) before income taxes	292,706	710,560	(692,788)	310,478
Income tax benefit (provision), net	6,707	(17,772)	—	(11,065)

Net income (loss)	$299,413	$692,788	$(692,788)	$299,413

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Operations – Year Ended December 31, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Revenue:
Subscriber-related revenue	$—	$5,697,938	$(288,552)	$5,409,386
Equipment sales	—	291,776	—	291,776
Other	—	30,560	—	30,560

Total revenue	—	6,020,274	(288,552)	5,731,722

Costs and Expenses:
Subscriber-related expenses	—	3,011,540	(288,411)	2,723,129
Satellite and transmission expenses	—	74,309	—	74,309
Cost of sales - equipment	—	193,886	—	193,886
Cost of sales - other	—	198	(141)	57
Cost of sales - subscriber promotion subsidies	—	504,901	—	504,901
Other subscriber promotion subsidies	—	628,929	—	628,929
Subscriber acquisition advertising	—	176,964	—	176,964
General and administrative	—	319,133	—	319,133
Non-cash, stock-based compensation	—	3,544	—	3,544
Depreciation and amortization	—	385,098	—	385,098

Total costs and expenses	—	5,298,502	(288,552)	5,009,950

Operating income (loss)	—	721,772	—	721,772

Other income (expense):
Interest income	18,638	200	—	18,838
Interest expense, net of amounts capitalized	(404,135)	(2,895)	—	(407,030)
Equity in earnings (losses) of subsidiaries	709,148	—	(709,148)	—
Other	—	(466)	—	(466)

Total other income (expense)	323,651	(3,161)	(709,148)	(388,658)

Income (loss) before income taxes	323,651	718,611	(709,148)	333,114
Income tax benefit (provision), net	(4,070)	(9,463)	—	(13,533)

Net income (loss)	$319,581	$709,148	$(709,148)	$319,581

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Operations – Year Ended December 31, 2002.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Revenue:
Subscriber-related revenue	$—	$4,660,996	$(237,626)	$4,423,370
Equipment sales	—	345,938	—	345,938
Other	—	34,329	—	34,329

Total revenue	—	5,041,263	(237,626)	4,803,637

Costs and Expenses:
Subscriber-related expenses	—	2,453,564	(237,267)	2,216,297
Satellite and transmission expenses	—	56,656	—	56,656
Cost of sales - equipment	—	227,095	—	227,095
Cost of sales - other	—	943	(359)	584
Cost of sales - subscriber promotion subsidies	—	445,448	—	445,448
Other subscriber promotion subsidies	—	574,750	—	574,750
Subscriber acquisition advertising	—	152,773	—	152,773
General and administrative	147	300,240	—	300,387
Non-cash, stock-based compensation	—	11,279	—	11,279
Depreciation and amortization	—	355,754	—	355,754

Total costs and expenses	147	4,578,502	(237,626)	4,341,023

Operating income (loss)	(147)	462,761	—	462,614

Other income (expense):
Interest income	9,849	152	—	10,001
Interest expense, net of amounts capitalized	(336,998)	(1,885)	—	(338,883)
Equity in earnings (losses) of subsidiaries	439,980	—	(439,980)	—
Other	(1,827)	(4,073)	—	(5,900)

Total other income (expense)	111,004	(5,806)	(439,980)	(334,782)

Income (loss) before income taxes	110,857	456,955	(439,980)	127,832
Income tax benefit (provision), net	(63,966)	(16,975)	—	(80,941)

Net income (loss)	$46,891	$439,980	$(439,980)	$46,891

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$299,413	$692,788	$(692,788)	$299,413
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	490,698	—	490,698
Equity in losses (earnings) of affiliates	(692,788)	—	692,788	—
Non-cash, stock-based compensation recognized	—	1,180	—	1,180
Deferred tax expense (benefit)	(113)	4,903	—	4,790
Amortization of debt discount and deferred financing costs	19,387	24	—	19,411
Change in noncurrent assets	—	(114,888)	—	(114,888)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	2,935	106,587	—	109,522
Other, net	—	710	—	710
Changes in current assets and current liabilities:
Trade accounts receivable, net	(951)	(121,823)	—	(122,774)
Inventories	—	(70,768)	—	(70,768)
Other current assets	—	(62,795)	—	(62,795)
Trade accounts payable	(22,864)	100,302	—	77,438
Deferred revenue and other	—	211,656	—	211,656
Accrued programming and other accrued expenses	(76,026)	253,274	—	177,248

Net cash flows from operating activities	(471,007)	1,491,848	—	1,020,841

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,524,017)	—	—	(1,524,017)
Sales of marketable investment securities	3,237,054	—	—	3,237,054
Purchases of property and equipment	—	(892,572)	—	(892,572)
Change in cash reserved for satellite insurance	176,843	—	—	176,843
Change in restricted cash and marketable investment securities	—	20		20
Asset acquisition	—	(238,610)	—	(238,610)
FCC auction deposits	—	(6,100)	—	(6,100)
Other	—	91	—	91

Net cash flows from investing activities	1,889,880	(1,137,171)	—	752,709

Cash Flows From Financing Activities:
Proceeds from issuance of 6 5/8% Senior Notes due 2014	1,000,000	—	—	1,000,000
Non-interest bearing advances from (to) affiliates	75,885	(364,885)	—	(289,000)
Redemption of 10 3/8% Senior Notes due 2007	(1,000,000)	—	—	(1,000,000)
Repurchase of 9 1/8% Senior Notes due 2009	(8,847)	—	—	(8,847)
Redemption of 9 3/8% Senior Notes due 2009	(1,423,351)	—	—	(1,423,351)
Deferred debt issuance costs	(3,159)	—	—	(3,159)
Dividend to ECC	(500,000)	—	—	(500,000)
Repayment of mortgages and other notes payable	(2,864)	(2,512)	—	(5,376)

Net cash flows from financing activities	(1,862,336)	(367,397)	—	(2,229,733)

Net increase (decrease) in cash and cash equivalents	(443,463)	(12,720)	—	(456,183)
Cash and cash equivalents, beginning of period	952,657	15,506	—	968,163

Cash and cash equivalents, end of period	$509,194	$2,786	$—	$511,980

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2003.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$319,581	$709,148	$(709,148)	$319,581
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	385,098	—	385,098
Equity in losses (earnings) of affiliates	(709,148)	—	709,148	—
Non-cash, stock-based compensation recognized	—	3,544	—	3,544
Deferred tax expense (benefit)	(36,481)	39,326	—	2,845
Amortization of debt discount and deferred financing costs	12,553	3	—	12,556
Change in noncurrent assets	—	(49,678)	—	(49,678)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	11,434	—	11,434
Other, net	—	1,918	—	1,918
Changes in current assets and current liabilities:
Trade accounts receivable, net	—	(16,424)	—	(16,424)
Inventories	—	17,675	—	17,675
Other current assets	—	(9,139)	—	(9,139)
Trade accounts payable	7,716	(81,725)	—	(74,009)
Deferred revenue and other	—	73,368	—	73,368
Accrued programming and other accrued expenses	6,086	(7,989)	—	(1,903)

Net cash flows from operating activities	(399,693)	1,076,559	—	676,866

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,911,404)	—	—	(3,911,404)
Sales of marketable investment securities	2,258,969	—	—	2,258,969
Purchases of property and equipment	—	(229,930)	—	(229,930)
Change in cash reserved for satellite insurance	(25,471)	—	—	(25,471)
Change in restricted cash and marketable investment secutities	—	(10)	—	(10)
Other	(1)	454	—	453

Net cash flows from investing activities	(1,677,907)	(229,486)	—	(1,907,393)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	834,435	(834,435)	—	—
Proceeds from issuance of Floating Rate Senior Notes due 2008	500,000	—	—	500,000
Proceeds from issuance of 5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
Proceeds from issuance of 6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
Redemption of 9 1/4% Senior Notes due 2006	(375,000)	—	—	(375,000)
Partial redemption of 9 1/8% Senior Notes due 2009	(245,000)	—	—	(245,000)
Repurchase of 9 3/8% Senior Notes due 2009	(201,649)	—	—	(201,649)
Deferred debt issuance costs	(12,500)	—	—	(12,500)
Capital contribution from ECC	267,356	—	—	267,356
Repayment of mortgages and other notes payable	—	(2,209)	—	(2,209)
Other	2,831	(2,831)	—	—

Net cash flows from financing activities	2,770,473	(839,475)	—	1,930,998

Net increase (decrease) in cash and cash equivalents	692,873	7,598	—	700,471
Cash and cash equivalents, beginning of period	259,784	7,908	—	267,692

Cash and cash equivalents, end of period	$952,657	$15,506	$—	$968,163

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statements of Cash Flows – Year Ended December 31, 2002.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
		(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$46,891	$439,980	$(439,980)	$46,891
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	355,754	—	355,754
Equity in losses (earnings) of affiliates	(439,980)	—	439,980	—
Realized and unrealized losses (gains) on investments	2,039	—	—	2,039
Non-cash, stock-based compensation recognized	—	11,279	—	11,279
Deferred tax expense (benefit)	32,499	40,640	—	73,139
Amortization of debt discount and deferred financing costs	6,172	4	—	6,176
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	(20,924)	—	(20,924)
Other, net	(41,991)	44,514	—	2,523
Changes in current assets and current liabilities:
Trade accounts receivable, net	—	(12,075)	—	(12,075)
Inventories	—	69,306	—	69,306
Other current assets	(21)	534	—	513
Trade accounts payable	15,273	35,538	—	50,811
Deferred revenue and other	—	83,775	—	83,775
Accrued programming and other accrued expenses	128,391	15,248	—	143,639

Net cash flows from operating activities	(250,727)	1,063,573	—	812,846

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,329,043)	—	—	(1,329,043)
Sales of marketable investment securities	1,141,401	—	—	1,141,401
Purchases of property and equipment	—	(349,795)	—	(349,795)
Change in cash reserved for satellite insurance	(29,294)	—	—	(29,294)
Change in restricted cash and marketable investment secutities	(10)	—	—	(10)
Incentive payments under in-orbit satellite contract - Echo VI	—	(8,441)	—	(8,441)
Other	—	(4,332)	—	(4,332)

Net cash flows from investing activities	(216,946)	(362,568)	—	(579,514)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	692,419	(692,477)	—	(58)
Repayment of mortgages and other notes payable	—	(3,419)	—	(3,419)
Other	(1,215)	—	—	(1,215)

Net cash flows from financing activities	691,204	(695,896)	—	(4,692)

Net increase (decrease) in cash and cash equivalents	223,531	5,109	—	228,640
Cash and cash equivalents, beginning of period	36,253	2,799	—	39,052

Cash and cash equivalents, end of period	$259,784	$7,908	$—	$267,692

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

		EchoStar			ECC	Other	EDBS
	DISH	Technologies	All		Consolidated	EchoStar	And
	Network	Corporation	Other	Eliminations	Total	Activities (1)	Subsidiaries
Year Ended December 31, 2002
Total revenue	$4,544,550	$169,674	$113,445	$(6,844)	$4,820,825	$(17,188)	$4,803,637
Depreciation and amortization	328,495	7,114	37,349	—	372,958	(17,204)	355,754
Total costs and expenses	4,158,324	136,387	81,440	(6,844)	4,369,307	(28,284)	4,341,023
Interest income	111,593	—	1,334	—	112,927	(102,926)	10,001
Interest expense, net of amounts capitalized	(482,512)	(188)	(203)	—	(482,903)	144,020	(338,883)
Income tax benefit (provision), net	(75,253)	4,233	(2,078)	—	(73,098)	(7,843)	(80,941)
Net income (loss)	(916,607)	37,440	27,133	—	(852,034)	898,925	46,891

Year Ended December 31, 2003
Total revenue	$5,518,183	$131,684	$97,983	$(8,554)	$5,739,296	$(7,574)	$5,731,722
Depreciation and amortization	347,331	6,717	44,158	—	398,206	(13,108)	385,098
Total costs and expenses	4,852,543	115,012	72,747	(8,554)	5,031,748	(21,798)	5,009,950
Interest income	64,750	—	308	—	65,058	(46,220)	18,838
Interest expense, net of amounts capitalized	(551,768)	(161)	(561)	—	(552,490)	145,460	(407,030)
Income tax benefit (provision), net	(12,604)	(1,085)	(687)	—	(14,376)	843	(13,533)
Net income (loss)	182,809	15,445	26,252	—	224,506	95,075	319,581

Year Ended December 31, 2004
Total revenue	$6,926,528	$125,881	$107,675	$(8,868)	$7,151,216	$(8,188)	$7,143,028
Depreciation and amortization	446,822	6,718	49,361	—	502,901	(12,203)	490,698
Total costs and expenses	6,222,175	154,147	80,457	(8,868)	6,447,911	(18,857)	6,429,054
Interest income	41,717	—	570	—	42,287	(11,678)	30,609
Interest expense, net of amounts capitalized	(504,612)	(133)	(987)	—	(505,732)	72,368	(433,364)
Income tax benefit (provision), net	(11,464)	(385)	240	—	(11,609)	544	(11,065)
Net income (loss)	215,582	(28,767)	27,954	—	214,769	84,644	299,413

(1)	“Other EchoStar Activities” represents the activity of affiliates consolidated in ECC’s consolidated financial statements but not included in our consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information and Transactions with Major Customers

	United States	Europe	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2003	$2,458,896	$2,857	$2,461,753

2004	$3,373,389	$2,872	$3,376,261

Revenue
2002	$4,742,187	$61,450	$4,803,637

2003	$5,679,619	$52,103	$5,731,722

2004	$7,096,480	$46,548	$7,143,028

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and International customers. Europe revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.

During the years ended December 31, 2004, 2003 and 2002, United States revenue included export sales to one international customer which totaled $125.3 million, $127.6 million and $169.1 million, respectively. These international sales accounted for approximately 1.8%, 2.2% and 3.5% of our total revenue during each of the years ended December 31, 2004, 2003 and 2002, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

11. Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2002, 2003 and 2004 are as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
		(In thousands)
Year ended December 31, 2002:
Assets:
Allowance for doubtful accounts	$8,848	$52,871	$(52,443)	$9,276
Reserve for inventory	13,187	7,341	(10,887)	9,641

Year ended December 31, 2003:
Assets:
Allowance for doubtful accounts	$9,276	$61,303	$(62,427)	$8,152
Reserve for inventory	9,641	1,584	(4,461)	6,764

Year ended December 31, 2004:
Assets:
Allowance for doubtful accounts	$8,152	$65,708	$(65,431)	$8,429
Reserve for inventory	6,764	8,266	$(4,809)	10,221

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
		(Unaudited)
Year ended December 31, 2003:
Total revenue	$1,356,602	$1,412,735	$1,450,465	$1,511,920
Operating income	181,395	224,864	163,803	151,710
Net income (loss)	75,438	142,431	56,534	45,178

Year ended December 31, 2004:
Total revenue	$1,577,533	$1,776,042	$1,860,355	$1,929,098
Operating income	125,583	186,628	197,805	203,958
Net income (loss)	(24,983)	111,558	123,569	89,269

13. Related Party Transactions

On December 14, 2004, EchoStar paid a one-time cash dividend of $1.00 per share, or approximately $455.7 million, on outstanding shares of its Class A and Class B common stock. On December 13, 2004, we paid a dividend of approximately $500.0 million to EchoStar to fund the payment of this dividend and other potential EchoStar cash needs.

During 2003, we recorded a $289.0 million payable to our affiliate, EOC II, related to our purchase of the EchoStar IX satellite. We repaid this amount during 2004.

EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. Nagra USA, a subsidiary of the Kudelski Group, owns the other 50% of NagraStar. NagraStar purchases these security access devices from NagraCard SA, a Swiss company which is also a subsidiary of the Kudelski Group. Because EchoStar is not required to consolidate NagraStar, but it does have the ability to significantly influence its operating policies, EchoStar accounted for its investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2004, 2003 and 2002, we purchased from NagraStar approximately $123.8 million, $68.4 million and $56.2 million, respectively, for security access devices. As of December 31, 2004 and 2003, amounts payable to NagraStar totaled $22.7 million and $7.7 million, respectively. As of December 31, 2004, we were committed to purchase approximately $92.5 million of security access devices from NagraStar. Approximately $22.8 million of these commitments had been accrued for as of December 31, 2004 on our consolidated balance sheets.

We purchase certain programming content from Satellite Communications Operating Corporation (“SCOC”), a wholly-owned subsidiary of ECC, and our affiliate. During the years ended December 31, 2004, 2003 and 2002, we paid SCOC approximately $13.2 million, $15.6 million and $17.5 million, respectively, for programming services. As of December 31, 2004 and 2003, there were no amounts payable to SCOC.

We lease transponders and provide certain other services to Transponder Encryption Services Corporation (“TESC”), a wholly-owned subsidiary of ECC, and our affiliate. During the years ended December 31, 2004, 2003 and 2002, we recognized approximately $114.9 million, $89.8 million and $83.6 million, respectively, of revenues from TESC for leasing and other services. As of December 31, 2004 and 2003, amounts payable to TESC were $40.5 million and $25.4 million, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. Subsequent Events

Cablevision Satellite Acquisition

On January 20, 2005, we agreed to purchase certain satellite assets from Rainbow DBS Co., a subsidiary of Cablevision Systems Corporation for $200.0 million. Specifically, we have agreed to purchase Rainbow 1, a direct broadcast satellite located at 61.5 degrees West Longitude, together with the rights to 11 DBS frequencies at that location. The satellite includes 13 transponders, up to 12 of which can be operated in “spot beam” mode. Also, as part of this transaction, we will acquire ground facilities and related assets in Black Hawk, S.D. The transaction is subject to customary conditions including regulatory approval by the FCC. There can be no assurance that such approval will be obtained.

Settlement of EchoStar IV Arbitration

On March 4, 2005, EchoStar agreed to settle its insurance claim and related claims for accrued interest and bad faith with all carriers who agree to pay their proportionate share of an aggregate net amount of $240.0 million. We retained title to and use of the EchoStar IV satellite. Payment from each settling carrier is due on or before April 26, 2005, with interest commencing to accrue on April 12, 2005. EchoStar has received signed agreements back from all insurers.

Amounts payable to us in excess of our previously recorded $106.0 million receivable will be recognized in income during the period in which the respective insurers sign the settlement agreement. See Note 8 for more information relating to the underlying insurance claim and our historical accounting for that claim.

Index to Exhibits

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No.333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture relating to 10 3/8% Senior Notes due 2007, dated as of November 12, 2002, between EDBS and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

4.2*	Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.3*	Registration Rights Agreement, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EDBS and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2001, Commission File No. 0-26176).

4.4*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.5*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.6*	Indenture, relating to EDBS Floating Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.7*	Registration Rights Agreement dated as of October 2, 2003 among EDBS and the other parties named herein (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.8*	First Supplemental Indenture, relating to the 9 1/8% Senior Notes Due 2009, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.9*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.10*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.11*	First Supplemental Indenture, relating to the Floating Rate Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.12*	First Supplemental Indenture, relating to the 10 3/8% Senior Notes Due 2007, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276). **

10.4*	Echostar 1999 Stock Incentive Plan (incorporated by reference to Exhibit C to EchoStar’s Definitive Proxy Statement on Schedule 14A dated March 23, 1999).**

10.5*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

Exhibit No.	Description
10.6*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.7*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.8*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176). ***

10.9*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.10*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.11*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.12*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.13*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.14*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.15*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

Exhibit No.	Description
10.19*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.20*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and Echostar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.21*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.22*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.23*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

10.24*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176). ***

31.1H	Section 302 Certification by Chairman and Chief Executive Officer.

31.2H	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1H	Section 906 Certification by Chairman and Chief Executive Officer.

32.2H	Section 906 Certification by Executive Vice President and Chief Financial Officer.

H	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.