Form 10-Q
period 2005-03-31
ECHOSTAR DBS CORP
filed 2005-05-06
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2005, the Registrant’s outstanding common stock consisted of 1,015 shares of Common Stock, $0.01 par value.

The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	i
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2005 and December 31, 2004 (Unaudited)	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Narrative Analysis of Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	*
Item 4. Controls and Procedures	35
PART II – OTHER INFORMATION
Item 1.Legal Proceedings	36
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.Defaults Upon Senior Securities	*
Item 4.Submission of Matters to a Vote of Security Holders	*
Item 5.Other Information	None
Item 6.Exhibits	41
Signatures	42
Section 302 Certification by Chairman and CEO
Section 302 Certification by Executive Vice President and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by Executive Vice President and CFO

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	we face intense and increasing competition from the satellite and cable television industry; new competitors, including telephone companies, are entering the subscription television business, and new technologies are likely to further increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	weakness in the global or U.S. economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

i

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	EchoStar Communications Corporation (“EchoStar”), our ultimate parent company, periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2004, and while there has been no material change in its internal control over financial reporting during the quarter ended March 31, 2005, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

In this document, the words “we,” “our,” “us,” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” and “ECC” refer to Echostar Communications Corporation and its subsidiaries including us.

ii

ECHOSTAR DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$679,157	$511,980
Marketable investment securities	212,697	214,275
Trade accounts receivable, net of allowance for uncollectible accounts of $9,022 and $8,429, respectively	451,812	472,056
Inventories, net (Note 3)	262,768	271,514
Insurance receivable (Note 5)	214,070	106,000
Other current assets	152,544	146,095

Total current assets	1,973,048	1,721,920
Restricted cash and marketable investment securities	3,233	—
Property and equipment, net of accumulated depreciation of $1,678,655 and $1,546,342, respectively	2,729,043	2,441,017
FCC authorizations	696,285	696,285
Intangible assets, net (Note 7)	244,218	238,959
Other noncurrent assets, net	200,170	191,395

Total assets	$5,845,997	$5,289,576

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$222,774	$240,738
Deferred revenue and other	756,126	757,011
Accrued programming	636,322	604,934
Other accrued expenses	392,983	350,688
Advances from affiliates	6,824	9,005
Current portion of capital lease and other long-term obligations (Note 8)	51,997	44,972

Total current liabilities	2,067,026	2,007,348

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	446,153	446,153
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 8)	455,955	285,894
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	313,814	325,627

Total long-term obligations, net of current portion	4,715,922	4,557,674

Total liabilities	6,782,948	6,565,022

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	942,433	929,002
Accumulated other comprehensive income (loss)	(1,886)	(1,281)
Accumulated earnings (deficit)	(1,877,498)	(2,203,167)

Total stockholder’s equity (deficit)	(936,951)	(1,275,446)

Total liabilities and stockholder’s equity (deficit)	$5,845,997	$5,289,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenue:
Subscriber-related revenue	$1,893,878	$1,493,340
Equipment sales	105,157	75,461
Other	24,641	8,732

Total revenue	2,023,676	1,577,533

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 10)	994,328	775,686
Satellite and transmission expenses (exclusive of depreciation shown below — Note 10)	32,258	24,777
Cost of sales — equipment	86,770	53,083
Cost of sales — other	8,308	66
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 10)	38,065	176,206
Other subscriber promotion subsidies	266,400	211,219
Subscriber acquisition advertising	29,876	28,745

Total subscriber acquisition costs	334,341	416,170
General and administrative	109,153	83,542
Non-cash, stock-based compensation	—	1,180
Depreciation and amortization (Note 10)	166,806	97,446

Total costs and expenses	1,731,964	1,451,950

Operating income (loss)	291,712	125,583

Other income (expense):
Interest income	4,966	10,307
Interest expense, net of amounts capitalized	(72,714)	(162,587)
Gain on insurance settlement (Note 5)	134,000	—
Other	972	(476)

Total other income (expense)	67,224	(152,756)

Income (loss) before income taxes	358,936	(27,173)
Income tax benefit (provision), net	(33,267)	2,190

Net income (loss)	$325,669	$(24,983)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ECHOSTAR DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$325,669	$(24,983)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	166,806	97,446
Gain on insurance settlement (Note 5)	(134,000)	—
Non-cash, stock-based compensation recognized	—	1,180
Deferred tax expense (benefit)	16,351	6,156
Amortization of debt discount and deferred financing costs	851	12,114
Change in noncurrent assets	(12,265)	35
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	7,444	(5,231)
Other, net	191	767
Changes in current assets and current liabilities, net	72,113	184,435

Net cash flows from operating activities	443,160	271,919

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(7,445)	(483,353)
Sales of marketable investment securities	8,556	1,391,575
Purchases of property and equipment	(268,850)	(102,727)
Proceeds from insurance settlement (Note 5)	25,930	—
Change in cash reserved for satellite insurance	—	63,735
Change in restricted cash and marketable investment securities	(3,233)	—
Purchase of technology-based intangibles	(14,000)	—
Other	(137)	(305)

Net cash flows from investing activities	(259,179)	868,925

Cash Flows From Financing Activities:
Redemption of 9 3/8% Senior Notes due 2009	—	(1,423,351)
Repayment of capital lease obligations, mortgages and other notes payable	(16,804)	(1,191)

Net cash flows from financing activities	(16,804)	(1,424,542)

Net increase (decrease) in cash and cash equivalents	167,177	(283,698)
Cash and cash equivalents, beginning of period	511,980	968,163

Cash and cash equivalents, end of period	$679,157	$684,465

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35,083	$94,201

Capitalized interest	$—	$396

Cash received for interest	$4,966	$10,307

Cash paid for income taxes	$2,165	$1,111

Satellite financed under capital lease (Note 8)	$191,950	$—

Vendor financing	$1,940	$—

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

Recent Developments

Shareholder Derivative Lawsuit. On March 14, 2005, a shareholder derivative lawsuit was filed against EchoStar, its chairman and chief executive officer Charles W. Ergen and the members of its board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of EchoStar’s board of directors breached their fiduciary duties to EchoStar in connection with the matters that were the subject of its Audit Committee’s recent review of recordkeeping and internal control issues relating to certain of its vendor and third party relationships.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”).

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net income (loss)	$325,669	$(24,983)
Foreign currency translation adjustments	(138)	(305)
Unrealized holding gains (losses) on available-for-sale securities	(467)	557
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—

Comprehensive income (loss)	$325,064	$(24,731)

“Accumulated other comprehensive income (loss)” presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accounting for Stock-Based Compensation

We apply the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the grant of options under EchoStar’s stock incentive plans because typically the option terms are fixed and the exercise price equals or exceeds the market

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS No. 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the SEC deferred the effective date we are required to adopt this statement until January 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123(R) will have a material negative impact on our results of operations.

Pro forma information regarding net income is required by SFAS 123 and has been determined as if we had accounted for the stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net income (loss) per share if we had accounted for the stock-based compensation plans using the fair value method:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net income (loss), as reported	$325,669	$(24,983)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,539)	(5,051)

Pro forma net income (loss)	$320,130	$(28,895)

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

Options to purchase 6.6 million shares pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive Plan (the “1999 LTIP”), and 3.3 million shares pursuant to a long-term incentive plan under EchoStar’s 1999 Stock Incentive Plan (the “2005 LTIP”) were outstanding as of March 31, 2005. These options were granted with exercise prices at least equal to the market value of EchoStar’s underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.83 under the 1999 LTIP and $29.25 under the 2005 LTIP. Further, pursuant to the 2005 LTIP, EchoStar granted rights to certain key employees to acquire 460 thousand shares of its Class A common stock under a long-term incentive plan which are subject to certain vesting and performance criteria (“Restricted Performance Units”). Vesting of these options and Restricted Performance Units are contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

during the three months ended March 31, 2005 related to these long-term options and Restricted Performance Units. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our condensed consolidated statements of operations.

3. Inventories

Inventories consist of the following:

	As of
	March 31,	December 31,
	2005	2004
	(In thousands)
Finished goods - DBS	$180,857	$159,216
Raw materials	58,019	68,087
Work-in-process — service repair	17,999	40,698
Work-in-process	13,489	11,112
Consignment	1,175	2,622
Inventory allowance	(8,771)	(10,221)

Inventories, net	$262,768	$271,514

4. Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair market value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax. Declines in the fair market value of a marketable investment security which are estimated to be “other than temporary” are recognized in the condensed consolidated statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair market value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair market value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair market value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair market value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

As of March 31, 2005 and December 31, 2004, we had unrealized losses of approximately $2.2 million and $1.7 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” During the three months ended March 31, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. Realized gains and losses are accounted for on the specific identification method.

During the three months ended March 31, 2005, our portfolio generally has experienced and continues to experience volatility. If the fair market value of our marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We also have strategic equity investments in certain non-marketable investment securities including equity interests we received in exchange for non-cash consideration. These are included in “Other noncurrent assets, net” on our condensed consolidated balance sheets. We account for such unconsolidated investments under either the equity method or cost method of accounting. These securities are not publicly traded and accordingly, it is not practical to regularly estimate the fair value of these investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these investments is not estimated unless there are identified changes in circumstances that are likely to have a significant adverse effect on the fair value of the investment. Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them. As of March 31, 2005 and December 31, 2004, we had $52.7 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments accounted for under the cost method. During the three months ended March 31, 2005 and 2004, we did not record any impairment charges with respect to these investments.

5. Settlement of EchoStar IV Arbitration

On March 4, 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. We also retained title to and use of the EchoStar IV satellite. The $134.0 million paid in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” in our condensed consolidated statement of operations during March 2005. As of March 31, 2005, we had received approximately $25.9 million of the amount due under the settlement. We received the remaining $214.1 million subsequent to March 31, 2005.

6. Satellites

We presently have nine owned and three leased satellites in geostationary orbit approximately 22,300 miles above the equator. While we believe that overall our satellite fleet is in general good health, during 2005 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. Recent developments with respect to certain of our satellites are discussed below.

EchoStar V

EchoStar V’s momentum wheel failures in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years during January 2005. This reduction in the estimated remaining useful life will increase our depreciation expense related to the satellite by approximately $3.0 million annually. There can be no assurance that future anomalies will not cause further losses which could impact commercial operation of the satellite. EchoStar V is not currently carrying any traffic and is being utilized as an in-orbit spare. Placement of the satellite into commercial operation, which may occur during 2005, would result in a significant reduction of EchoStar V’s remaining estimated useful life and a material increase in our annual depreciation expense. We will continue to evaluate the performance of EchoStar V and may be required to further reduce its remaining depreciable life as new events or circumstances develop.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar VI

EchoStar VI has a total of 112 solar array strings and approximately 106 are required to assure full power availability for the estimated 12-year design life of the satellite. Prior to 2005, EchoStar VI lost a total of 5 solar array strings. During March 2005, EchoStar VI experienced an anomaly resulting in the loss of an additional solar array string. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel, the solar array anomalies may prevent the use of some of those transponders for the full 12-year design life of the satellite. The solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. We will continue to evaluate the performance of EchoStar VI as new events or changes in circumstances become known.

EchoStar VIII

During January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics, and as a result, the system had been operating nominally on one processor with limited backup capacity. In April 2005, the processors were successfully reset restoring full redundancy in the spacecraft control electronics. An investigation is underway to determine the root cause of this anomaly. While this and other anomalies previously disclosed are not expected to reduce the estimated design life of the satellite to less than 12 years, and have not impacted commercial operation of the satellite to date, until the root causes of the anomalies are determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets until, at least, such time as our EchoStar X satellite is successfully launched, which is currently expected during the fourth quarter of 2005. In the event that EchoStar VIII experienced a total or substantial failure, we could transfer many, but not all, of those channels to other in-orbit satellites.

Long-Lived Satellite Assets

We account for long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Should any one satellite be abandoned or determined to have no service potential, the net carrying amount would be written off.

7. Goodwill and Intangible Assets

As of March 31, 2005 and December 31, 2004, our identifiable intangibles subject to amortization consisted of the following:

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT - Continued
(Unaudited)

	As of
	March 31, 2005		December 31, 2004
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$189,286	$(17,536)	$189,286	$(13,492)
Customer relationships	73,298	(18,074)	73,298	(13,493)
Technology-based	14,000	(117)	—	—

Total	$276,584	$(35,727)	$262,584	$(26,985)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $8.7 million for the three months ended March 31, 2005. For all of 2005, the aggregate amortization expense related to these identifiable assets is estimated to be $35.7 million. The aggregate amortization expense is estimated to be approximately $35.9 million for 2006, $35.3 million for 2007, $21.7 million for 2008 and $16.9 million for 2009. In addition, we had approximately $3.4 million of goodwill as of March 31, 2005 and December 31, 2004 which arose from a 2002 acquisition.

8. Capital Lease Obligations

During February 2004, we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, AMC-16, which successfully launched during December 2004 and commenced commercial operations in February 2005. In connection with this agreement, we prepaid $29.0 million to SES Americom during 2004. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom under this agreement over the next ten years beginning in February 2005. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for this agreement as a capital lease asset by recording approximately $220.9 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of approximately $191.9 million.

As of March 31, 2005 and December 31, 2004, we had approximately $551.7 million and $330.8 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of approximately $12.0 million and zero, respectively. Future minimum lease payments under our capital lease obligations for our AMC-15 and AMC-16 satellites, together with the present value of net minimum lease payments as of March 31, 2005 are as follows:

For the Year Ending December 31,
2005	$62,173
2006	86,759
2007	86,759
2008	86,759
2009	86,759
Thereafter	432,023

Total minimum lease payments	841,232
Less: Amount representing lease of orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(150,767)

Net minimum lease payments	690,465
Less: Amount representing interest	(226,702)

Present value of net minimum lease payments	463,763
Less: Current portion	(35,320)

Long-term portion of capital lease obligations	$428,443

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

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate the Satellite Home Viewer Improvement Act (“SHVIA”) and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

In February 1999, the networks filed a Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion with the Court of Appeals asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.

In the event the Court of Appeals upholds the injunction or lifts the stay as plaintiffs now request, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon our settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Our case is stayed pending the appeal of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186, 6,529,685, 6,208,804 and 6,173,112. These patents relate to DVR technology.

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.

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

Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. The Plaintiff has appealed this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and we expect the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants have moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim. Those motions are currently under consideration by the Court. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Bank One

During March 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that we entered into a guarantee wherein we agreed to pay any indemnity obligation incurred by Bank One. During April 2004, we removed the case to federal court in Columbus, Ohio. We deny the allegations and intend to vigorously defend against the claims. We filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted our motion, agreeing we did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that we owed Bank One a duty to indemnify. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against us in the United States District Court for the Southern District of New York alleging that we have anticipatorily repudiated or are in breach of an alleged agreement between us and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified amount. On April 12, 2005, the Court granted Vivendi’s motion for a preliminary injunction and directed us to broadcast the music-video channel during the pendency of the litigation. In connection with that order, we have also agreed to provide marketing support to Vivendi during the pendency of the litigation. In the event that the Court ultimately determines that we have a contractual obligation to broadcast the Vivendi music-video channel and that we are in breach of that obligation, we may be required to continue broadcasting the Vivendi music-video channel and may also be subject to substantial damages. We intend to vigorously defend this case.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Reauthorization of Satellite Home Viewer Improvement Act

We currently offer local broadcast channels in approximately 158 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

10. Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Equipment leased to customers	$81,639	$37,278
Satellites	46,059	33,640
Furniture, fixtures and equipment	29,378	25,498
Identifiable intangible assets subject to amortization	8,742	54
Buildings and improvements	745	747
Tooling and other	243	229

Total depreciation and amortization	$166,806	$97,446

Cost of sales and operating expense categories included in our accompanying condensed consolidated statements of operations do not include depreciation expense related to satellites or equipment leased to customers.

11. Segment Reporting

Financial Data by Business Unit

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The “All Other” category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Revenue
DISH Network	$1,949,817	$1,538,888
ETC	51,559	17,490
All other	25,507	24,983
Eliminations	(2,883)	(1,565)

Total EchoStar consolidated	2,024,000	1,579,796
Other EchoStar activity	(324)	(2,263)

Total revenue	$2,023,676	$1,577,533

Net income (loss)
DISH Network	$312,075	$(45,651)
ETC	(1,537)	(4,709)
All other	6,986	7,474

Total EchoStar consolidated	317,524	(42,886)
Other EchoStar activity	8,145	17,903

Total net income (loss)	$325,669	$(24,983)

12. Financial Information for Subsidiary Guarantors

With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).

The combined assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the combined Subsidiary Guarantors for the three months ended March 31, 2005 and 2004. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities:

EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets – As of March 31, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$670,281	$8,876	$—	$679,157
Marketable investment securities	212,697	—	—	212,697
Trade accounts receivable, net	951	450,861	—	451,812
Inventories, net	—	262,768	—	262,768
Insurance receivable	—	214,070	—	214,070
Other current assets	6,098	146,446	—	152,544

Total current assets	890,027	1,083,021	—	1,973,048
Restricted cash and marketable investment securities	3,233	—	—	3,233
Property and equipment, net	—	2,729,043	—	2,729,043
FCC authorizations	—	696,285	—	696,285
Intangible assets, net	—	244,218	—	244,218
Investment in subsidiaries	2,926,544	—	(2,926,544)	—
Other noncurrent assets, net	59,225	140,945	—	200,170

Total assets	$3,879,029	$4,893,512	$(2,926,544)	$5,845,997

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$19	$222,755	$—	$222,774
Deferred revenue and other	—	756,126	—	756,126
Accrued programming	—	636,322	—	636,322
Other accrued expenses	105,967	287,016	—	392,983
Advances from (to) affiliates, net	725,683	(718,859)	—	6,824
Current portion of capital lease and other long-term obligations	4,185	47,812	—	51,997

Total current liabilities	835,854	1,231,172	—	2,067,026

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	446,153	—	—	446,153
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	—	—	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion	3,212	452,743	—	455,955
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	30,761	283,053	—	313,814

Total long-term obligations, net of current portion	3,980,126	735,796	—	4,715,922

Total liabilities	4,815,980	1,966,968	—	6,782,948

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 issued and outstanding	—	—	—	—
Members’ capital	—	1,791,730	(1,791,730)	—
Additional paid-in capital	942,433	(513)	513	942,433
Accumulated other comprehensive income (loss)	(1,886)	267	(267)	(1,886)
Accumulated earnings (deficit)	(1,877,498)	1,135,060	(1,135,060)	(1,877,498)

Total stockholder’s equity (deficit)	(936,951)	2,926,544	(2,926,544)	(936,951)

Total liabilities and stockholder’s equity (deficit)	$3,879,029	$4,893,512	$(2,926,544)	$5,845,997

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Balance Sheets – As of December 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$509,194	$2,786	$—	$511,980
Marketable investment securities	214,275	—	—	214,275
Trade accounts receivable, net	951	471,105	—	472,056
Inventories, net	—	271,514	—	271,514
Insurance receivable	—	106,000	—	106,000
Other current assets	3,126	142,969	—	146,095

Total current assets	727,546	994,374	—	1,721,920
Property and equipment, net	—	2,441,017	—	2,441,017
FCC authorizations	—	696,285	—	696,285
Intangible assets, net	—	238,959	—	238,959
Investment in subsidiaries	2,520,722	—	(2,520,722)	—
Other noncurrent assets, net	61,112	130,283	—	191,395

Total assets	$3,309,380	$4,500,918	$(2,520,722)	$5,289,576

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$125	$240,613	$—	$240,738
Deferred revenue and other	—	757,011	—	757,011
Accrued programming	—	604,934	—	604,934
Other accrued expenses	64,605	286,083	—	350,688
Advances from (to) affiliates, net	517,439	(508,434)	—	9,005
Current portion of capital lease and other long-term obligations	3,216	41,756	—	44,972

Total current liabilities	585,385	1,421,963	—	2,007,348

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	446,153	—	—	446,153
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	—	—	1,000,000
Capital lease obligation, mortgages and other notes payable, net of current portion	3,270	282,624	—	285,894
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	50,018	275,609	—	325,627

Total long-term obligations, net of current portion	3,999,441	558,233	—	4,557,674

Total liabilities	4,584,826	1,980,196	—	6,565,022

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 issued and outstanding	—	—	—	—
Members’ capital	—	1,791,730	(1,791,730)	—
Additional paid-in capital	929,002	(514)	514	929,002
Accumulated other comprehensive income (loss)	(1,281)	405	(405)	(1,281)
Accumulated earnings (deficit)	(2,203,167)	729,101	(729,101)	(2,203,167)

Total stockholder’s equity (deficit)	(1,275,446)	2,520,722	(2,520,722)	(1,275,446)

Total liabilities and stockholder’s equity (deficit)	$3,309,380	$4,500,918	$(2,520,722)	$5,289,576

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Three Months Ended March 31, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$2,024,715	$(130,837)	$1,893,878
Equipment sales	—	105,157	—	105,157
Other	—	24,641	—	24,641

Total revenue	—	2,154,513	(130,837)	2,023,676

Costs and Expenses:
Subscriber-related expenses	—	1,125,156	(130,828)	994,328
Satellite and transmission expenses	—	32,258	—	32,258
Cost of sales — equipment	—	86,770	—	86,770
Cost of sales — other	—	8,317	(9)	8,308
Cost of sales — subscriber promotion subsidies	—	38,065	—	38,065
Other subscriber promotion subsidies	—	266,400	—	266,400
Subscriber acquisition advertising	—	29,876	—	29,876
General and administrative	—	109,153	—	109,153
Depreciation and amortization	—	166,806	—	166,806

Total costs and expenses	—	1,862,801	(130,837)	1,731,964

Operating income (loss)	—	291,712	—	291,712

Other income (expense):
Interest income	4,952	14	—	4,966
Interest expense, net of amounts capitalized	(65,221)	(7,493)	—	(72,714)
Equity in earnings (losses) of subsidiaries	405,959	—	(405,959)	—
Gain on insurance settlement	—	134,000	—	134,000
Other	432	540	—	972

Total other income (expense)	346,122	127,061	(405,959)	67,224

Income (loss) before income taxes	346,122	418,773	(405,959)	358,936
Income tax benefit (provision), net	(20,453)	(12,814)	—	(33,267)

Net income (loss)	$325,669	$405,959	$(405,959)	$325,669

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Operations – Three months ended March 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,587,033	$(93,693)	$1,493,340
Equipment sales	—	75,461	—	75,461
Other	—	8,732	—	8,732

Total revenue	—	1,671,226	(93,693)	1,577,533

Costs and Expenses:
Subscriber-related expenses	—	869,377	(93,691)	775,686
Satellite and transmission expenses	—	24,777	—	24,777
Cost of sales — equipment	—	53,083	—	53,083
Cost of sales — other	—	68	(2)	66
Cost of sales — subscriber promotion subsidies	—	176,206	—	176,206
Other subscriber promotion subsidies	—	211,219	—	211,219
Subscriber acquisition advertising	—	28,745	—	28,745
General and administrative	—	83,542	—	83,542
Non-cash, stock-based compensation	—	1,180	—	1,180
Depreciation and amortization	—	97,446	—	97,446

Total costs and expenses	—	1,545,643	(93,693)	1,451,950

Operating income (loss)	—	125,583	—	125,583

Other income (expense):
Interest income	10,288	19	—	10,307
Interest expense, net of amounts capitalized	(161,717)	(870)	—	(162,587)
Equity in earnings (losses) of subsidiaries	120,811	—	(120,811)	—
Other	(260)	(216)	—	(476)

Total other income (expense)	(30,878)	(1,067)	(120,811)	(152,756)

Income (loss) before income taxes	(30,878)	124,516	(120,811)	(27,173)
Income tax benefit (provision), net	5,895	(3,705)	—	2,190

Net income (loss)	$(24,983)	$120,811	$(120,811)	$(24,983)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows – Three months ended March 31, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$325,669	$405,959	$(405,959)	$325,669
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	166,806	—	166,806
Gain on insurance settlement	—	(134,000)	—	(134,000)
Equity in (earnings) losses of affiliates	(405,959)	—	405,959	—
Deferred tax expense (benefit)	(7,758)	24,109	—	16,351
Amortization of debt discount and deferred financing costs	851	—	—	851
Change in noncurrent assets	—	(12,265)	—	(12,265)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	7,444	—	7,444
Other, net	—	191	—	191
Changes in current assets and current liabilities, net	41,252	30,861	—	72,113

Net cash flows from operating activities	(45,945)	489,105	—	443,160

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(7,445)	—	—	(7,445)
Sales of marketable investment securities	8,556	—	—	8,556
Purchases of property and equipment	—	(268,850)	—	(268,850)
Proceeds from insurance settlement	—	25,930	—	25,930
Change in restricted cash and marketable investment securities	(3,233)	—	—	(3,233)
Purchase of technology-based intangibles	—	(14,000)	—	(14,000)
Other	(1)	(136)	—	(137)

Net cash flows from investing activities	(2,123)	(257,056)	—	(259,179)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	210,184	(210,184)	—	—
Repayment of capital lease obligations, mortgages and other notes payable	(1,029)	(15,775)	—	(16,804)

Net cash flows from financing activities	209,155	(225,959)	—	(16,804)

Net increase (decrease) in cash and cash equivalents	161,087	6,090	—	167,177
Cash and cash equivalents, beginning of period	509,194	2,786	—	511,980

Cash and cash equivalents, end of period	$670,281	$8,876	$—	$679,157

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Consolidating Statements of Cash Flows – Three months ended March 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(24,983)	$120,811	$(120,811)	$(24,983)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	97,446	—	97,446
Equity in (earnings) losses of affiliates	(120,811)	—	120,811	—
Non-cash, stock-based compensation recognized	—	1,180	—	1,180
Deferred tax expense (benefit)	327	5,829	—	6,156
Amortization of debt discount and deferred financing costs	12,091	23	—	12,114
Change in noncurrent assets	—	35	—	35
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	(5,231)	—	(5,231)
Other, net	—	767	—	767
Changes in current assets and current liabilities, net	(26,608)	211,043	—	184,435

Net cash flows from operating activities	(159,984)	431,903	—	271,919

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(483,353)	—	—	(483,353)
Sales of marketable investment securities	1,391,575	—	—	1,391,575
Purchases of property and equipment	—	(102,727)	—	(102,727)
Change in cash reserved for satellite insurance	63,735	—	—	63,735
Other	—	(305)	—	(305)

Net cash flows from investing activities	971,957	(103,032)	—	868,925

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	334,030	(334,030)	—	—
Redemption of 9 3/8% Senior Notes due 2009	(1,423,351)	—	—	(1,423,351)
Repayment of mortgages and other notes payable	(267)	(924)	—	(1,191)

Net cash flows from financing activities	(1,089,588)	(334,954)	—	(1,424,542)

Net increase (decrease) in cash and cash equivalents	(277,615)	(6,083)	—	(283,698)
Cash and cash equivalents, beginning of period	952,657	15,506	—	968,163

Cash and cash equivalents, end of period	$675,042	$9,423	$—	$684,465

13. Related Party

EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the three months ended March 31, 2005, we purchased approximately $52.3 million of security access devices from NagraStar. As of March 31, 2005, we were committed to purchase approximately $50.9 million of security access devices from NagraStar. Approximately $12.5 million of these commitments had been accrued for as of March 31, 2005 on our condensed consolidated balance sheets.

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

Equipment sales. “Equipment sales” consist of sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider, and by our EchoStar International Corporation (“EIC”) subsidiary to international customers. “Equipment sales” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Equipment sales” does not include revenue from sales of equipment to SBC.

Other. “Other” sales consists principally of subscription television service revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004 and revenues earned from satellite services.

Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox, subscriber retention and other variable subscriber expenses. Contemporaneous with the commencement of sales of co-branded services pursuant to our agreement with SBC during the first quarter of 2004, “Subscriber-related expenses” also include the cost of sales from equipment sales and expenses related to installation and other services from that relationship. Cost of sales from equipment sales to SBC are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of SBC are recognized as the services are performed.

Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales – equipment” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales – equipment” does not include the costs from sales of equipment to SBC.

Cost of sales – other. “Cost of sales – other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004 and costs related to satellite services.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

program from our calculation of “Subscriber acquisition costs.” We also exclude payments and the value of returned equipment related to disconnected lease program subscribers from our calculation of “Subscriber acquisition costs.”

SAC and Equivalent SAC. We are not aware of any uniform standards for calculating SAC and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing total “Subscriber acquisition costs” for a period by the number of gross new DISH Network subscribers added during the period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. “Equivalent SAC” adds to “Subscriber acquisition costs” the value of equipment capitalized under our new subscriber lease program less the value of returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us.

General and administrative expenses. “General and administrative expenses” primarily include employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with administration.

Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt and convertible subordinated debt securities (net of capitalized interest) and interest expense associated with our capital lease obligations.

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

DISH Network subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with SBC and other distribution relationships, in our DISH Network subscriber count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, AT60 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

During April 2004, we acquired the C-band subscription television service business of SNG, the assets of which primarily consist of acquired customer relationships. Although we are converting some of these customer relationships from C-band subscription television services to our DISH Network DBS subscription television service, acquired C-band subscribers are not included in our DISH Network subscriber count unless they have also subscribed to our DISH Network DBS television service.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

	For the Three Months
	Ended March 31,		Variance
	2005	2004	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$1,893,878	$1,493,340	$400,538	26.8%
Equipment sales	105,157	75,461	29,696	39.4%
Other	24,641	8,732	15,909	182.2%

Total revenue	2,023,676	1,577,533	446,143	28.3%

Costs and Expenses:
Subscriber-related expenses	994,328	775,686	218,642	28.2%
% of Subscriber-related revenue	52.5%	51.9%
Satellite and transmission expenses	32,258	24,777	7,481	30.2%
% of Subscriber-related revenue	1.7%	1.7%
Cost of sales — equipment	86,770	53,083	33,687	63.5%
% of Equipment sales	82.5%	70.3%
Cost of sales — other	8,308	66	8,242	N/A
Subscriber acquisition costs	334,341	416,170	(81,829)	(19.7%)
General and administrative	109,153	83,542	25,611	30.7%
% of Total revenue	5.4%	5.3%
Non-cash, stock-based compensation	—	1,180	(1,180)	(100.0%)
Depreciation and amortization	166,806	97,446	69,360	71.2%

Total costs and expenses	1,731,964	1,451,950	280,014	19.3%

Operating income (loss)	291,712	125,583	166,129	132.3%

Other income (expense):
Interest income	4,966	10,307	(5,341)	(51.8%)
Interest expense, net of amounts capitalized	(72,714)	(162,587)	89,873	(55.3%)
Gain on insurance settlement	134,000	—	134,000	N/A
Other	972	(476)	1,448	N/A

Total other income (expense)	67,224	(152,756)	219,980	N/A

Income (loss) before income taxes	358,936	(27,173)	386,109	N/A
Income tax benefit (provision), net	(33,267)	2,190	(35,457)	N/A

Net income (loss)	$325,669	$(24,983)	$350,652	N/A

Other Data:
DISH Network subscribers, as of period end (in millions)	11.230	9.785	1.445	14.8%

DISH Network subscriber additions, gross (in millions)	0.801	0.785	0.016	2.0%

DISH Network subscriber additions, net (in millions)	0.325	0.360	(0.035)	(9.7%)

Monthly churn percentage	1.44%	1.48%	(0.04%)	(2.7%)

Average revenue per subscriber (“ARPU”)	$57.00	$51.76	$5.24	10.1%

Average subscriber acquisition costs per subscriber (“SAC”)	$416	$530	$(114)	(21.5%)

Equivalent average subscriber acqusition costs per subscriber (“Equivalent SAC”)	$623	$604	$19	3.1%

EBITDA	$593,490	$222,553	$370,937	166.7%

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers. As of March 31, 2005, we had approximately 11.230 million DISH Network subscribers compared to approximately 9.785 million subscribers at March 31, 2004, an increase of approximately 14.8%. DISH Network added approximately 801,000 gross new subscribers for the quarter ended March 31, 2005, compared to approximately 785,000 gross new subscribers during the same period in 2004. We believe the increase in gross new subscribers resulted from a number of factors, including the commencement of sales under our co-branding agreement with SBC and other distribution relationships, and an increase in our distribution channels.

DISH Network added approximately 325,000 net new subscribers for the quarter ended March 31, 2005, compared to approximately 360,000 net new subscribers during the same period in 2004, a decrease of approximately 9.7%. This decrease was primarily a result of subscriber churn on a continuously increasing subscriber base. Even though our percentage monthly subscriber churn was lower for the three months ended March 31, 2005 as compared to the same period in 2004, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new subscribers are required to sustain net subscriber growth.

A material, but decreasing percentage of our new subscriber additions are derived from our relationship with SBC. In addition, SBC recently announced a shift in its DISH Network marketing and sales efforts to focus on certain geographic areas and customer segments of the greatest competitive risk to them. We expect this de-emphasis in SBC’s efforts to acquire DISH Network subscribers to result in a further decrease in net new subscribers acquired under our relationship with SBC. To the extent co-branded subscriber churn increases, and SBC continues to de-emphasize its DISH network marketing efforts, net subscriber additions will decline unless we are able to acquire similar or greater numbers of new subscribers from other sources. SBC also announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly, and other regional bell operating companies have announced similar plans. Our net new subscriber additions and certain of our other key operating metrics would be adversely affected to the extent SBC further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, or from competition from other regional bell operating companies.

Our net new subscriber additions would also be negatively impacted to the extent existing or new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced digital video recorders, video on demand services, and high definition television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.894 billion for the three months ended March 31, 2005, an increase of $400.5 million or 26.8% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU. Monthly average revenue per subscriber was approximately $57.00 during the three months ended March 31, 2005 and approximately $51.76 during the same period in 2004. The $5.24 or 10.1% increase in ARPU is primarily attributable to a reduction in the number of DISH Network subscribers receiving subsidized programming through our free and discounted programming promotions, price increases of up to $3.00 in February 2005 and $2.00 in February 2004 on some of our most popular packages, and higher equipment rental fees resulting from increased penetration of our equipment leasing programs. This increase was also attributable to our relationship with SBC, including revenues from equipment sales, installation and other services related to that agreement. Consequently, the expected decrease in new subscribers acquired through our relationship with SBC will have a negative impact on ARPU. The increase in ARPU during the three months ended March 31, 2005 also resulted from increased availability of local channels by satellite.

During May 2005, we introduced a promotion which offers new Digital Home Advantage lease program subscribers our “America’s Top 180” package for $19.99 for each of the first three months of service. Effective June 2005, the promotion will be modified to provide a $12.00 discount per month on qualifying programming packages, together with free HBO and Showtime programming, for each of the first three months of service. The promotion, which will continue through at least July 31, 2005, requires a one year minimum programming commitment. We expect

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

that our ARPU will be negatively impacted during 2005 to the extent we are successful in acquiring new DISH Network subscribers under this promotion.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in ARPU and a temporary increase in subscriber churn.

Equipment sales. For the three months ended March 31, 2005, “Equipment sales” totaled $105.2 million, an increase of $29.7 million or 39.4% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider. The increase was partially off-set by decreases in sales of DBS accessories to retailers and other distributors of our equipment domestically and directly to DISH Network subscribers, and non-DISH Network digital receivers sold by our EIC subsidiary to international customers.

Subscriber-related expenses. “Subscriber-related expenses” totaled $994.3 million during the three months ended March 31, 2005, an increase of $218.6 million or 28.2% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 52.5% and 51.9% of “Subscriber-related revenue” during the three months ended March 31, 2005 and 2004, respectively. The increase in this expense to revenue ratio primarily resulted from increases in our programming and subscriber retention costs, and costs associated with the expansion of our installation, in-home service and call center operations. These increased operational costs, related to, among other things, more complicated installations required for receivers with multiple tuners and our larger “SuperDISH,” which is used to receive programming from our FSS satellites. The increase also resulted from cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC. Since margins on our co-branded subscribers are lower than for our traditional subscribers, we expect the SBC relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under our SBC agreement. Additionally, the increase in the ratio was partially offset by the increase in “Subscriber-related revenue” discussed above. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could also continue to increase if our programming and retention costs increase at a greater rate than our “Subscriber-related revenue” and if we are unable to improve efficiencies related to our installation, in-home service and call center operations.

We currently offer local broadcast channels in approximately 158 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

those costs are passed on to our subscribers, and because many subscribers may be unwilling to install a second dish where one had been adequate, we expect that our subscriber churn could be negatively impacted.

Satellite and transmission expenses. “Satellite and transmission expenses” totaled $32.3 million during the three months ended March 31, 2005, a $7.5 million or 30.2% increase compared to the same period in 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, certain operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, and increases in our satellite lease payment obligations for AMC-2. “Satellite and transmission expenses” totaled 1.7% of “Subscriber-related revenue” during each of the three months ended March 31, 2005 and 2004. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.

Cost of sales – equipment. “Cost of sales – equipment” totaled $86.8 million during the three months ended March 31, 2005, an increase of $33.7 million or 63.5% compared to the same period in 2004. This increase primarily resulted from the increase in sales of non-DISH Network digital receivers and related components by our ETC subsidiary to an international DBS service provider discussed above, and increased costs associated with sales of DBS accessories to retailers and other distributors of our equipment domestically and directly to DISH Network subscribers. This increase was partially off-set by decreases in non-DISH Network digital receivers sold by our EIC subsidiary to international customers discussed above. “Cost of sales — equipment” represented 82.5% and 70.3% of “Equipment sales,” during the three months ended March 31, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales by our ETC and EIC subsidiaries and on sales of DBS accessories due to sales price reductions and increased sales of lower margin accessories.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $334.3 million for the three months ended March 31, 2005, a decrease of $81.8 million or 19.7% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program and increases in the number of co-branded subscribers acquired during the three months ended March 31, 2005 as compared to the same period during 2004. This decrease was partially offset by increases in costs resulting from more complicated installations as discussed under “SAC and Equivalent SAC” below, and a larger number of gross DISH Network subscriber additions during the period.

We have little or no subscriber acquisition costs related to new subscribers acquired through our relationship with SBC. Our subscriber acquisition costs will be negatively impacted by the expected decline in the percentage of our new subscribers acquired through our relationship with SBC to the extent we are able to acquire similar or greater numbers of new subscribers from other sources.

SAC and Equivalent SAC. Subscriber acquisition costs per new subscriber activation were approximately $416 for the three months ended March 31, 2005 and approximately $530 during the same period in 2004. The decrease in SAC during the three months ended March 31, 2005 as compared to the same period in 2004 was primarily attributable to a higher number of DISH Network subscribers participating in our equipment lease program and increases in the number of co-branded subscribers acquired during 2005. This decrease in SAC was partially offset by increased installation costs resulting from a greater number of DISH Network subscribers activating more advanced and complex products, including receivers with multiple tuners, digital video recorders, SuperDISH or other advanced products during 2005 as compared to 2004.

Penetration of our equipment lease program increased during the three months ended March 31, 2005 compared to the same period in 2004. Our capital expenditures will continue to increase to the extent we maintain or increase our lease penetration as a percentage of new subscriber additions. However, we believe the increase in capital expenditures from penetration of our equipment lease program will continue to be partially mitigated by the redeployment of equipment returned by disconnected lease program subscribers. Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may further materially increase in the future to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Equipment capitalized under our lease program for new customers totaled approximately $184.7 million and $71.8 million for the three months ended March 31, 2005 and 2004, respectively. Returned equipment related to disconnected lease program subscribers, which became available for sale rather than being redeployed through the lease program, together with payments received in connection with equipment not returned to us, totaled approximately $19.3 million and $13.8 million during the three months ended March 31, 2005 and 2004, respectively. If we included in our calculation of SAC the equipment capitalized less the value of equipment returned and payments received, our Equivalent SAC would have been approximately $623 during the three months ended March 31, 2005 compared to $604 during the same period in 2004. This increase is primarily attributable to a greater number of DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, digital video recorders, high definition receivers and SuperDISH. As discussed above, activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. This increase was partially offset by the increase in the number of co-branded subscribers acquired during 2005.

The expected decline in the percentage of new subscribers acquired through our relationship with SBC will have a negative impact on SAC and Equivalent SAC. Further, to the extent that HD receiver activations increase as a result of our recently announced agreement to distribute Voom HD programming, higher SAC and Equivalent SAC may result.

General and administrative expenses. “General and administrative expenses” totaled $109.2 million during the three months ended March 31, 2005, an increase of $25.6 million or 30.7% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.4% and 5.3% of “Total revenue” during the three months ended March 31, 2005 and 2004, respectively. The increase in this expense to revenue ratio resulted primarily from “General and administrative expenses” increasing at a higher rate than our “Total revenue.”

Depreciation and amortization. “Depreciation and amortization” expense totaled $166.8 million during the three months ended March 31, 2005, a $69.4 million or 71.2% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease program. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, and amortization of certain finite lived intangible assets acquired during April 2004 contributed to this increase.

Interest expense, net of amounts capitalized. “Interest expense” totaled $72.7 million during the three months ended March 31, 2005, a decrease of $89.9 million or 55.3% compared to the same period in 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling approximately $77.5 million, and a net reduction in interest expense of approximately $21.2 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt during 2004. This decrease was partially offset by $6.9 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites which commenced commercial operations during January and February 2005, respectively.

Gain on insurance settlement. On March 4, 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. The $134.0 million paid in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” during the three months ended March 31, 2005.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $593.5 million during the three months ended March 31, 2005, an increase of $370.9 million or 166.7% compared to the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses, and the gain on insurance settlement discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $223.7 million and $76.0 million during the three months ended March 31, 2005 and 2004, respectively.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
EBITDA	$593,490	$222,553
Less:
Interest expense, net	67,748	152,280
Income tax provision (benefit), net	33,267	(2,190)
Depreciation and amortization	166,806	97,446

Net income (loss)	$325,669	$(24,983)

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

Income tax benefit (provision), net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying condensed consolidated balance sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We currently have an approximate $460.5 million valuation allowance recorded as an offset against all of our net deferred tax assets. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on historical evidence, including trends, and future expectations in each reporting period. In the future, at such time as is required by SFAS 109, all or a portion of the current valuation allowance may be reversed. We recognized net income for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003, and accordingly, now believe that if this trend continues, it is more likely than not we will reverse our current recorded valuation allowance in the near term which will have a material positive impact on our net income. However, there can be no assurance if or when all or a portion of our valuation allowance will be reversed.

Net income (loss). Net income was $325.7 million during the three months ended March 31, 2005, an increase of $350.7 million compared to a net loss of $25.0 million for the same period in 2004. The increase was primarily attributable to higher “Operating income,” the “Gain on insurance settlement” and the decrease in “Interest expense” resulting from the factors discussed above, partially off-set by a $35.5 million increase in our net provision for income taxes.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber Turnover

Our percentage monthly subscriber churn for the three months ended March 31, 2005 was approximately 1.44%, compared to our percentage monthly subscriber churn for the same period in 2004 of approximately 1.48%. We believe our subscriber churn may be negatively impacted by a number of factors, including but not limited to competition from digital cable, cable bounties, piracy, temporary customer service deficiencies resulting from rapid expansion of our installation, in-home service and call center operations, and from increasingly complex products, and the changes in promotional mix discussed below. While we believe the impact of many of these factors may diminish over time, there can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Effective February 1, 2004, we introduced our Digital Home Advantage program. Under this promotion, subscribers who lease equipment are not required to enter into annual or longer programming commitments. Therefore, Digital Home Advantage subscribers may be more likely to terminate during their first year of service because there is no financial disincentive for them to terminate. Prior to introduction of this promotion, a greater percentage of our new DISH Network subscribers entered into one or two year commitments, obligating them to pay cancellation fees for early termination. However, we believe that any impact on our overall economic return has been, and will continue to be, mitigated in the near term by the acquisition of more DISH Network subscribers under our Digital Home Advantage promotion, whereby upon customer disconnect the equipment is returned and may be redeployed to future subscribers.

We currently offer local broadcast channels in approximately 158 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Because we had planned to transition all local channels in any particular market to the same dish by 2008 rather than in the shorter transition period mandated by SHVERA, satellite capacity limitations may force us to move the local channels in as many as 30 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.

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

In addition, if the FCC finds that our current “must carry” methods are not in compliance with the “must carry” rules, while we would attempt to continue providing local network channels in all markets without interruption, we could be forced by capacity constraints to reduce the number of markets in which we provide local channels. This could cause a temporary increase in subscriber churn and a small reduction in ARPU.

Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of network channels and superstations to a substantial number of our subscribers, which could cause many of those customers to cancel their subscription to our other services. In the event the Court of Appeals upholds the Miami District Court’s network litigation injunction, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers might ultimately cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

channels. Termination of distant network programming to subscribers would result in, among other things, a reduction in ARPU and a temporary increase in subscriber churn.

Increases in piracy or theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat piracy and maintain the functionality of active set-top boxes, we are in the process of replacing older generation smart cards with newer generation smart cards. We expect to complete the replacement of older generation smart cards during the second half of 2005. However, there can be no assurance that these security measures or any future security measures we may implement will be effective in reducing piracy of our programming signals.

Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

In October 1998, we filed a declaratory judgment action against ABC, NBC, CBS and FOX in the United States District Court for the District of Colorado. We asked the Court to find that our method of providing distant network programming did not violate the Satellite Home Viewer Improvement Act (“SHVIA”) and hence did not infringe the networks’ copyrights. In November 1998, the networks and their affiliate association groups filed a complaint against us in Miami Federal Court alleging, among other things, copyright infringement. The Court combined the case that we filed in Colorado with the case in Miami and transferred it to the Miami Federal Court.

In February 1999, the networks filed a Motion for Temporary Restraining Order, Preliminary Injunction and Contempt Finding against DirecTV, Inc. in Miami related to the delivery of distant network channels to DirecTV customers by satellite. DirecTV settled that lawsuit with the networks. Under the terms of the settlement between DirecTV and the networks, some DirecTV customers were scheduled to lose access to their satellite-provided distant network channels by July 31, 1999, while other DirecTV customers were to be disconnected by December 31, 1999. Subsequently, substantially all providers of satellite-delivered network programming other than us agreed to this cut-off schedule, although we do not know if they adhered to this schedule.

In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. On March 10, 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs –Fox and the independent affiliate groups associated with each of the four networks.

A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have revised our procedures to comply with the District Court’s Order. Although the plaintiffs asked the District Court to enter an injunction precluding us from selling any local or distant network programming, the District Court refused. While the plaintiffs did not claim monetary damages and none were awarded, the plaintiffs were awarded approximately $4.8 million in attorneys’ fees. This amount is substantially less than the amount the plaintiffs sought. We asked the Court to reconsider the award and the Court has vacated the fee award. When the award was vacated, the District Court also allowed us an opportunity to conduct discovery concerning the amount of plaintiffs’ requested fees. The parties have agreed to postpone discovery and an evidentiary hearing regarding attorney’s fees until after the Court of Appeals rules on the pending appeal of the Court’s June 2003 final judgment. It is not possible to make a firm assessment of the probable outcome of plaintiffs’ outstanding request for fees.

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

PART II — OTHER INFORMATION

We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion with the Court of Appeals asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.

In the event the Court of Appeals upholds the injunction or lifts the stay as plaintiffs now request, and if we do not reach private settlement agreements with additional stations, we will attempt to assist subscribers in arranging alternative means to receive network channels, including migration to local channels by satellite where available, and free off air antenna offers in other markets. However, we cannot predict with any degree of certainty how many subscribers would cancel their primary DISH Network programming as a result of termination of their distant network channels. We could be required to terminate distant network programming to all subscribers in the event the plaintiffs prevail on their cross-appeal and we are permanently enjoined from delivering all distant network channels. Termination of distant network programming to subscribers would result, among other things, in a reduction in average monthly revenue per subscriber and a temporary increase in subscriber churn.

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We examined these patents and believe that they are not infringed by any of our products or services.

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. Based upon our settlement with Gemstar, we now have an additional defense in this case based upon a license from Gemstar. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (“the ‘094 patent”) and 4,992,066 (“the ‘066 patent”). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During January 2004, the judge issued an order finding the ‘066 patent invalid. In August of 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. Our case is stayed pending the appeal of the Charter case. We intend to continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly

PART II – OTHER INFORMATION

features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

TiVo Inc.

During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (“the ‘389 patent”). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186, 6,529,685, 6,208,804 and 6,173,112. These patents relate to DVR technology.

Acacia

In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702 (herein after the ‘992, ‘275, ‘863, ‘720 and ‘702 patents, respectively). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.

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

Acacia’s various patent infringement cases have now been consolidated for pre-trial purposes in the United States District court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

California Action

A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. Subsequently, we filed a motion for attorneys’ fees which was denied by the Court. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment and we cross-appealed the Court’s ruling on our motion for

PART II – OTHER INFORMATION

attorneys’ fees. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted on December 21, 2004 and on February 7, 2005. The Court denied Plaintiff’s motion for class certification on February 10, 2005. The Plaintiff has appealed this decision. Therefore, it is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

Retailer Class Actions

During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and we expect the Court to follow with a briefing schedule for the motion for summary judgment. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

PART II – OTHER INFORMATION

Enron Commercial Paper Investment Complaint

During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants have moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim. Those motions are currently under consideration by the Court. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

Bank One

During March 2004, Bank One, N.A. (“Bank One”) filed suit against us and one of our subsidiaries, EchoStar Acceptance Corporation (“EAC”), in the Court of Common Pleas of Franklin County, Ohio alleging breach of a duty to indemnify. Bank One alleges that EAC is contractually required to indemnify Bank One for a settlement it paid to consumers who entered private label credit card agreements with Bank One to purchase satellite equipment in the late 1990s. Bank One alleges that we entered into a guarantee wherein we agreed to pay any indemnity obligation incurred by Bank One. During April 2004, we removed the case to federal court in Columbus, Ohio. We deny the allegations and intend to vigorously defend against the claims. We filed a motion to dismiss the Complaint which was granted in part and denied in part. The Court granted our motion, agreeing we did not owe Bank One a duty to defend the underlying lawsuit. However, the Court denied the motion in that Bank One will be allowed to attempt to prove that we owed Bank One a duty to indemnify. The case is currently in discovery. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

Vivendi

In January 2005, Vivendi Universal, S.A. (“Vivendi”), filed suit against us in the United States District Court for the Southern District of New York alleging that we have anticipatorily repudiated or are in breach of an alleged agreement between us and Vivendi pursuant to which we are allegedly required to broadcast a music-video channel provided by Vivendi. Vivendi’s complaint seeks injunctive and declaratory relief, and damages in an unspecified

PART II – OTHER INFORMATION

amount. On April 12, 2005, the Court granted Vivendi’s motion for a preliminary injunction and directed us to broadcast the music-video channel during the pendency of the litigation. In connection with that order, we have also agreed to provide marketing support to Vivendi during the pendency of the litigation. In the event that the Court ultimately determines that we have a contractual obligation to broadcast the Vivendi music-video channel and that we are in breach of that obligation, we may be required to continue broadcasting the Vivendi music-video channel and may also be subject to substantial damages. We intend to vigorously defend this case.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 6. EXHIBITS

     (a) Exhibits.

10.1	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.2	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.3	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

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

David J. Rayner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2005

Index to Exhibits

Exhibit No.	Description
10.1	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.2	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.3	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.