Form 10-Q
period 2005-06-30
ECHOSTAR DBS CORP
filed 2005-08-11
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____________ .
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2005, the Registrant’s outstanding common stock consisted of 1,015 shares of Common Stock, $0.01 par value.
The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements	i

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004 (Unaudited)	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Narrative Analysis of Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	*

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	None

Item 6. Exhibits	52

Signatures	53
Section 302 Certification by Chairman & CEO
Section 302 Certification by VP & CFO
Section 906 Certification by Chairman & CEO
Section 906 Certification by VP & CFO

*  This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies are likely to further increase competition;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals have been pirated and will continue to be pirated in the future; pirating could cause us to lose subscribers and revenue, and result in higher costs to us;

•	we depend on others to produce programming; we depend on the Communications Act for access to cable-affiliated programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charlie W. Ergen, our chairman and chief executive officer, and other executives; we do not maintain “key man” insurance;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission (“FCC”) authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

i

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions may involve additional uncertainties;

•	terrorist attacks, the possibility of war or other hostilities, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	EchoStar Communications Corporation (“EchoStar”), our ultimate parent company, periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2004, and while there has been no material change in its internal control over financial reporting during the six months ended June 30, 2005, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this document, the words “we,” “our,” “us,” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” and “ECC” refer to Echostar Communications Corporation and its subsidiaries, including us.
ii

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	June 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$856,984	$511,980
Marketable investment securities	340,342	214,275
Trade accounts receivable, net of allowance for uncollectible accounts of $6,877 and $8,429, respectively	464,405	472,056
Inventories, net (Note 4)	232,474	271,514
Insurance receivable (Note 6)	—	106,000
Current deferred tax assets (Note 3)	130,376	44,973
Other current assets	128,967	101,122

Total current assets	2,153,548	1,721,920
Restricted cash and marketable investment securities	3,252	—
Property and equipment, net of accumulated depreciation of $1,806,168 and $1,546,342, respectively	2,841,677	2,441,017
FCC authorizations	696,285	696,285
Long-term deferred tax assets (Note 3)	90,121	—
Intangible assets, net (Note 8)	235,321	238,959
Other noncurrent assets, net	190,912	191,395

Total assets	$6,211,116	$5,289,576

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$214,743	$249,743
Deferred revenue and other	727,080	757,011
Accrued programming	663,331	604,934
Other accrued expenses	354,818	350,688
Current portion of capital lease and other long-term obligations (Note 9)	48,610	44,972

Total current liabilities	2,008,582	2,007,348

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	441,964	446,153
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 9)	447,040	285,894
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	245,947	325,627

Total long-term obligations, net of current portion	4,634,951	4,557,674

Total liabilities	6,643,533	6,565,022

Commitments and Contingencies (Note 10)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,018,667	929,002
Accumulated other comprehensive income (loss)	(831)	(1,281)
Accumulated earnings (deficit)	(1,450,253)	(2,203,167)

Total stockholder’s equity (deficit)	(432,417)	(1,275,446)

Total liabilities and stockholder’s equity (deficit)	$6,211,116	$5,289,576

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue:
Subscriber-related revenue	$1,989,553	$1,660,253	$3,883,431	$3,153,593
Equipment sales	80,990	84,975	186,147	160,436
Other	23,804	30,814	48,445	39,546

Total revenue	2,094,347	1,776,042	4,118,023	3,353,575

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 11)	1,014,268	904,391	2,008,596	1,680,077
Satellite and transmission expenses (exclusive of depreciation shown below — Note 11)	29,852	26,437	62,110	51,214
Cost of sales — equipment	65,864	67,735	152,634	120,818
Cost of sales — other	6,767	10,444	15,075	10,510
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 11)	36,843	136,044	74,908	312,250
Other subscriber promotion subsidies	258,450	198,559	524,850	409,778
Subscriber acquisition advertising	49,798	32,291	79,674	61,036

Total subscriber acquisition costs	345,091	366,894	679,432	783,064
General and administrative	109,185	92,588	218,338	176,130
Non-cash, stock-based compensation	—	—	—	1,180
Depreciation and amortization (Note 11)	189,361	120,925	356,167	218,371

Total costs and expenses	1,760,388	1,589,414	3,492,352	3,041,364

Operating income (loss)	333,959	186,628	625,671	312,211

Other income (expense):
Interest income	7,784	7,179	12,750	17,486
Interest expense, net of amounts capitalized	(76,780)	(75,538)	(149,494)	(238,125)
Gain on insurance settlement (Note 6)	—	—	134,000	—
Other	(1,186)	(210)	(214)	(686)

Total other income (expense)	(70,182)	(68,569)	(2,958)	(221,325)

Income (loss) before income taxes	263,777	118,059	622,713	90,886
Income tax benefit (provision), net (Note 3)	163,468	(6,501)	130,201	(4,311)

Net income (loss)	$427,245	$111,558	$752,914	$86,575

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$752,914	$86,575
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	356,167	218,371
Gain on insurance settlement (Note 6)	(134,000)	—
Non-cash, stock-based compensation recognized	—	1,180
Deferred tax expense (benefit)	(155,468)	3,438
Amortization of debt discount and deferred financing costs	1,729	13,322
Change in noncurrent assets	(3,885)	(44,681)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(9,526)	68,311
Other, net	48	1,945
Changes in current assets and current liabilities, net	53,381	118,064

Net cash flows from operating activities	861,360	466,525

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(348,327)	(1,263,094)
Sales of marketable investment securities	222,388	2,348,157
Purchases of property and equipment	(579,647)	(280,293)
Proceeds from insurance settlement (Note 6)	240,000	—
Change in cash reserved for satellite insurance	—	69,700
Change in restricted cash and marketable investment securities	(3,252)	—
Asset acquisition	—	(236,610)
FCC auction deposits	—	(6,100)
Purchase of technology-based intangibles	(14,000)	—
Other	(223)	(262)

Net cash flows from investing activities	(483,061)	631,498

Cash Flows From Financing Activities:
Redemption of 9 3/8% Senior Notes due 2009	—	(1,423,351)
Repurchase of 9 1/8% Senior Notes due 2009	(4,189)	(8,847)
Repayment of capital lease obligations, mortgages and other notes payable	(29,106)	(1,353)

Net cash flows from financing activities	(33,295)	(1,433,551)

Net increase (decrease) in cash and cash equivalents	345,004	(335,528)
Cash and cash equivalents, beginning of period	511,980	968,163

Cash and cash equivalents, end of period	$856,984	$632,635

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$146,351	$212,193

Cash received for interest	$12,750	$17,486

Cash paid for income taxes	$10,254	$3,842

Assumption of net operating liabilities in asset acquisition	$—	$27,685

Assumption of long-term deferred revenue	$—	$52,727

Satellite financed under capital lease obligation (Note 9)	$191,950	$—

Vendor financing	$1,940	$—

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
Principal Business
Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. EchoStar’s subsidiaries operate two interrelated business units:
•	The DISH Network — which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS set-top boxes, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers.
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
Recent Developments
Shareholder Derivative Lawsuit. During March 2005, a shareholder derivative lawsuit was filed against EchoStar, its chairman and chief executive officer Charles W. Ergen and the members of its board of directors in the District Court of Douglas County, Colorado. The complaint alleges, among other things, that the members of EchoStar’s board of directors breached their fiduciary duties to EchoStar in connection with the matters that were the subject of its Audit Committee’s recent review of recordkeeping and internal control issues relating to certain of its vendor and third party relationships.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) and all of our other reports filed with the SEC after such date and through the date of this report.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of FASB Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net income (loss)	$427,245	$111,558	$752,914	$86,575
Foreign currency translation adjustments	(85)	43	(223)	(262)
Unrealized holding gains (losses) on available-for-sale securities	594	(3,717)	127	(3,160)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	546	—	546	—

Comprehensive income (loss)	$428,300	$107,884	$753,364	$83,153

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) which (i) revises SFAS 123 to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under APB 25 and related interpretations, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the SEC deferred the effective date we are required to adopt this statement until January 1, 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. However, we expect that any expense associated with the adoption of the provisions of SFAS 123(R) will have a material negative impact on our results of operations.
Pro forma information regarding net income is required by SFAS 123 and has been determined as if we had accounted for stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on net income (loss) if we had accounted for stock-based compensation plans using the fair value method:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net income (loss), as reported	$427,245	$111,558	$752,914	$86,575
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,305)	(5,322)	(6,928)	(10,296)

Pro forma net income (loss)	$423,940	$106,236	$745,986	$77,418

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
Options to purchase 6.5 million shares pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive Plan (the “1999 LTIP”), and 3.9 million shares pursuant to long-term incentive plans under EchoStar’s 1999 Stock Incentive Plan (the “2005 LTIP”) were outstanding as of June 30, 2005. These options were granted with exercise prices at least equal to the market value of EchoStar’s underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.90 under the 1999 LTIP and $29.38 under the 2005 LTIP. Further, pursuant to the 2005 LTIP, there were also rights to acquire approximately 517,000 shares of EchoStar’s Class A common stock (“Restricted Performance Units”) outstanding as of June 30, 2005. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the six months ended June 30, 2005 related to these long-term

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
options and Restricted Performance Units. We will record the related compensation upon the achievement of the performance goals, if ever. This compensation, if recorded, would likely result in material non-cash, stock-based compensation expense in our Condensed Consolidated Statements of Operations.
3. Reversal of Deferred Tax Asset Valuation Allowance
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Condensed Consolidated Balance Sheets, as well as operating loss, tax credit and other carry-forwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We had income before taxes for the six months ended June 30, 2005, and for the years ended December 31, 2004 and 2003. We have concluded the recoverability of certain of our deferred tax assets is more likely than not, and accordingly, on June 30, 2005, we reversed our recorded valuation allowance for those deferred tax assets that we believe will become realizable in future years, less approximately $120.1 million which primarily includes deferred tax assets expected to be utilized to offset taxable income during the remainder of 2005. This reversal of our valuation allowance resulted in an approximate $185.2 million credit to our provision for income taxes for the three and six months ended June 30, 2005.
As of June 30, 2005, we had current and long-term net deferred tax assets of approximately $220.5 million compared to a current and long-term net deferred tax liability of approximately $23.9 million as of December 31, 2004. The increase in our current and long-term net deferred tax assets was primarily related to our reduction in the valuation allowance recorded against our net deferred tax assets as follows (in thousands):

Valuation Allowance as of December 31, 2004	$(577,548)
Decrease of valuation allowance for current period deferred tax activity within the tax provision during the six months ended June 30, 2005	176,246
Decrease of valuation allowance for tax-effected changes in stockholders’ equity during the six months ended June 30, 2005	27,293
Credit to stockholders’ equity related to reversal of valuation allowance	68,787
Credit to provision for income taxes related to reversal of valuation allowance	185,171

Valuation Allowance as of June 30, 2005	$(120,051)

If we are unable to generate sufficient future taxable income through operating results, or if our estimates of expected future taxable income change significantly, a portion or all of our deferred tax assets may have to be reserved through adjustments to net income.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2005	2004
	(In thousands)
Finished goods — DBS	$151,593	$159,216
Raw materials	52,006	68,087
Work-in-process — service repair	25,677	40,698
Work-in-process	11,581	11,112
Consignment	770	2,622
Inventory allowance	(9,153)	(10,221)

Inventories, net	$232,474	$271,514

5. Marketable and Non-Marketable Investment Securities
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
As of June 30, 2005 and December 31, 2004, we had unrealized losses net of related tax effect of approximately $1.0 million and $1.7 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” During the six months ended June 30, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair market value of our marketable investment securities. Realized gains and losses are accounted for on the specific identification method.
During the six months ended June 30, 2005, our portfolio generally has experienced and continues to experience volatility. If the fair market value of our marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our marketable investment securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair market value.
We also have strategic equity investments in certain non-marketable securities including equity interests we received in exchange for non-cash consideration which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. These equity securities are not publicly traded and accordingly, it is not practical to

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
regularly estimate the fair value of the investments, however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of June 30, 2005 and December 31, 2004, we had $52.7 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments accounted for under the cost method. During the six months ended June 30, 2005 and 2004, we did not record any impairment charges with respect to these investments.
Our ability to realize value from our strategic equity investments is dependent on the success of the issuer’s business and ability to obtain sufficient capital to execute their business plans. Since private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
6. Settlement of EchoStar IV Arbitration
During March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. We also retained title to and use of the EchoStar IV satellite. The $134.0 million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” in our Condensed Consolidated Statement of Operations during March 2005. As of June 30, 2005, we had received all amounts due under the settlement.
7. Satellites
We presently have nine owned and three leased satellites in geostationary orbit approximately 22,300 miles above the equator. While we believe that overall our satellite fleet is in general good health, during 2005 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.
Recent developments with respect to certain of our satellites are discussed below.
EchoStar IV
During July 2005, we relocated our EchoStar IV satellite from our 157 degree orbital location to the 77 degree orbital location, which is licensed by a third party. As previously disclosed, EchoStar IV is fully depreciated.
EchoStar V
EchoStar V’s momentum wheel failures in prior years resulted in increased fuel consumption and caused a minor reduction of spacecraft life. During 2005, we determined those anomalies will reduce the life of EchoStar V more than previously estimated, and as a result, we reduced the estimated remaining useful life of the satellite from approximately seven years to approximately six years effective January 2005. EchoStar V has been utilized as an in-orbit spare since February 2003. On June 30, 2005, the FCC approved our request to use this satellite to provide service to the United States from a third party Canadian DBS orbital slot located at 129 degrees. Due to the increase in fuel consumption resulting from the relocation of EchoStar V from the 119 degree orbital location, and our intent to place it into commercial operation at the 129 degree orbital location, effective July 1, 2005, we further reduced the satellite’s

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
estimated remaining useful life from approximately six years to approximately 40 months. These reductions in estimated remaining useful life during 2005 will increase our depreciation expense related to the satellite by approximately $15.3 million annually. There can be no assurance that future anomalies will not further impact the useful life or commercial operation of the satellite.
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
EchoStar VIII
During January 2005, EchoStar VIII experienced a fault within one of the computer components in the spacecraft control electronics, and as a result, the system had been operating nominally on one processor with limited backup capacity. In April 2005, the processors were successfully reset restoring full redundancy in the spacecraft control electronics. In July 2005, a thruster motor anomaly caused improper pointing of EchoStar VIII, resulting in a loss of service. Service was restored within several hours and the thruster motor is currently operating normally. An investigation of the anomaly is continuing. Until the root cause of the anomaly is determined, there can be no assurance that a repeat of the July 2005 anomaly, or other anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. These and other anomalies previously disclosed have not reduced the 12 year estimated design life of the satellite. We depend on EchoStar VIII to provide local channels to over 40 markets at least until such time as our EchoStar X satellite is successfully launched, which is currently expected during the first quarter of 2006. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
8. Goodwill and Intangible Assets
As of June 30, 2005 and December 31, 2004, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2005		December 31, 2004
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$189,286	$(21,579)	$189,286	$(13,492)
Customer relationships	73,298	(22,656)	73,298	(13,493)
Technology-based	14,000	(389)	—	—

Total	$276,584	$(44,624)	$262,584	$(26,985)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to twelve years, was $19.5 million for the six months ended June 30, 2005. For all of 2005, the aggregate amortization expense related to these identifiable assets is estimated to be $37.4 million. The aggregate amortization expense is estimated to be approximately $35.7 million for 2006, $35.1 million for 2007, $21.5 million for 2008 and $16.7 million for 2009. In addition, we had approximately $3.4 million of goodwill as of June 30, 2005 and December 31, 2004 which arose from a 2002 acquisition.
9. Capital Lease Obligations
During February 2004, we entered into a satellite service agreement with SES Americom for all of the capacity on a new FSS satellite, AMC-16, which successfully launched during December 2004 and commenced commercial operations in February 2005. In connection with this agreement, we prepaid $29.0 million to SES Americom during 2004. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites. We are required to make monthly payments to SES Americom under this agreement over the next ten years. In accordance with Statement of Financial Accounting Standards No. 13 (“SFAS 13”), we have accounted for this agreement as a capital lease asset by recording approximately $220.9 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of approximately $191.9 million.
As of June 30, 2005 and December 31, 2004, we had approximately $551.7 million and $330.8 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of approximately $25.7 million and zero, respectively. Approximately $13.8 million and $25.7 million of depreciation expense related to these satellites was recognized during the three and six months ended June 30, 2005, respectively, and is included in “Depreciation and amortization” in our Condensed Consolidated Statement of Operations. Future minimum lease payments under our capital lease obligations for our AMC-15 and AMC-16 satellites, together with the present value of net minimum lease payments as of June 30, 2005 are as follows:

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

For the Year Ending December 31,
2005	$36,149
2006	86,759
2007	86,759
2008	86,759
2009	86,759
Thereafter	432,023

Total minimum lease payments	815,208
Less: Amount representing lease of orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(148,054)

Net minimum lease payments	667,154
Less: Amount representing interest	(215,003)

Present value of net minimum lease payments	452,151
Less: Current portion	(31,295)

Long-term portion of capital lease obligations	$420,856

10. Commitments and Contingencies
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
In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. During March 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs – Fox and the independent affiliate groups associated with each of the four networks.
A trial took place during April 2003 and the District Court issued a final judgment in June 2003. The District Court found that with one exception our current distant network qualification procedures comply with the law. We have

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to DVR technology.
Acacia
In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Forgent
In July of 2005, Forgent Networks, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
California Action
A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted during December 2004 and February 2005. The Court subsequently denied Plaintiff’s motion for class certification. The Plaintiff has appealed this decision. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
StarBand Shareholder Lawsuit
During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which EchoStar invested, filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to dismiss on all counts. The Plaintiffs appealed. On July 21, 2005, the Delaware Supreme Court affirmed the Chancery Court’s judgment.
Enron Commercial Paper Investment Complaint
During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim, which motion was denied but may be subject to an appeal. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama, asserting causes of action for breach of contract, negligent misrepresentation, intentional and reckless misrepresentation, and non-disclosure based on a 2003 contract with us. The action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss which is currently pending. The Court recently permitted CCN to amend its complaint to assert the same claims based on a 2000 contract with us. CCN claims approximately $20.0 million in damages plus punitive damages, attorney fees and costs. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Reauthorization of Satellite Home Viewer Improvement Act
We currently offer local broadcast channels in approximately 163 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first quarter of 2006, and operation of our EchoStar V satellite at the 129 degree

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
orbital location. If regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted. It is too early to make a firm determination of the cost of compliance.
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Equipment leased to customers	$100,390	$48,058	$182,029	$85,335
Satellites	47,900	33,641	93,959	67,281
Furniture, fixtures and equipment	28,348	25,136	57,727	52,546
Identifiable intangible assets subject to amortization	10,797	7,514	19,539	7,568
Buildings and improvements	752	740	1,497	1,487
Tooling and other	1,174	5,836	1,416	4,154

Total depreciation and amortization	$189,361	$120,925	$356,167	$218,371

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites or equipment leased to customers.
12. Segment Reporting
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue
DISH Network	$2,038,247	$1,732,662	$3,988,065	$3,271,550
ETC	38,630	25,247	90,188	42,737
All other	21,396	22,142	46,903	47,125
Eliminations	(2,787)	(2,338)	(5,670)	(3,903)

Total EchoStar consolidated	2,095,486	1,777,713	4,119,486	3,357,509
Other EchoStar activity	(1,139)	(1,671)	(1,463)	(3,934)

Total revenue	$2,094,347	$1,776,042	$4,118,023	$3,353,575

Net income (loss)
DISH Network	$850,987	$90,967	$1,163,062	$45,316
ETC	(3,542)	(8,629)	(5,079)	(13,339)
All other	8,082	2,978	15,068	10,453

Total EchoStar consolidated	855,527	85,316	1,173,051	42,430
Other EchoStar activity	(428,282)	26,242	(420,137)	44,145

Total net income (loss)	$427,245	$111,558	$752,914	$86,575

14. Financial Information for Subsidiary Guarantors
With the exception of certain de minimis domestic and foreign subsidiaries (collectively, the “Non-Guarantors”), our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries (collectively, the “Subsidiary Guarantors”).
The combined assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the Non-Guarantors represent less than 1% of the combined and consolidated assets, stockholder’s equity (deficit), net income (loss) and operating cash flows of the combined Subsidiary Guarantors for the six months ended June 30, 2005 and 2004. As a result, the Subsidiary Guarantors and Non-Guarantors are combined in the following tables. Consolidating financial information is presented for the following entities:
EDBS Parent Company Only (referred to as “EDBS – PC”)
Subsidiary Guarantors and Other Subsidiaries
Consolidating and Eliminating Adjustments (referred to as “C&E”)
Consolidated EDBS (referred to as “EDBS”)

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Balance Sheets — As of June 30, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$849,392	$7,592	$—	$856,984
Marketable investment securities	340,342	—	—	340,342
Trade accounts receivable, net	975	463,430	—	464,405
Inventories, net	—	232,474	—	232,474
Current deferred tax assets (liabilities)	—	130,376	—	130,376
Other current assets	6	128,961	—	128,967

Total current assets	1,190,715	962,833	—	2,153,548
Restricted cash and marketable investment securities	3,252	—	—	3,252
Property and equipment, net	—	2,841,677	—	2,841,677
FCC authorizations	—	696,285	—	696,285
Long-term deferred tax assets (liabilities)	1,337,323	(1,247,202)	—	90,121
Intangible assets, net	—	235,321	—	235,321
Investment in subsidiaries	2,175,291	—	(2,175,291)	—
Other noncurrent assets, net	15,087	175,825	—	190,912

Total assets	$4,721,668	$3,664,739	$(2,175,291)	$6,211,116

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$—	$214,743	$—	$214,743
Deferred revenue and other	—	727,080	—	727,080
Accrued programming	—	663,331	—	663,331
Other accrued expenses	64,002	290,816	—	354,818
Advances from (to) affiliates, net	1,138,301	(1,138,301)	—	—
Current portion of capital lease and other long-term obligations	3,933	44,677	—	48,610

Total current liabilities	1,206,236	802,346	—	2,008,582

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	441,964	—	—	441,964
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	—	—	1,000,000
Capital lease obligations, mortgages and other notes payable, net of current portion	2,950	444,090	—	447,040
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	2,935	243,012	—	245,947

Total long-term obligations, net of current portion	3,947,849	687,102	—	4,634,951

Total liabilities	5,154,085	1,489,448	—	6,643,533

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 issued and outstanding	—	—	—	—
Members’ capital	—	1,791,730	(1,791,730)	—
Additional paid-in capital	1,018,667	(152,239)	152,239	1,018,667
Accumulated other comprehensive income (loss)	(831)	182	(182)	(831)
Accumulated earnings (deficit)	(1,450,253)	535,618	(535,618)	(1,450,253)

Total stockholder’s equity (deficit)	(432,417)	2,175,291	(2,175,291)	(432,417)

Total liabilities and stockholder’s equity (deficit)	$4,721,668	$3,664,739	$(2,175,291)	$6,211,116

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Balance Sheets — As of December 31, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$509,194	$2,786	$—	$511,980
Marketable investment securities	214,275	—	—	214,275
Trade accounts receivable, net	951	471,105	—	472,056
Inventories, net	—	271,514	—	271,514
Insurance receivable	—	106,000	—	106,000
Current deferred tax assets (liabilities)	24,311	20,662	—	44,973
Other current assets	—	101,122	—	101,122

Total current assets	748,731	973,189	—	1,721,920
Property and equipment, net	—	2,441,017	—	2,441,017
FCC authorizations	—	696,285	—	696,285
Intangible assets, net	—	238,959	—	238,959
Investment in subsidiaries	2,520,722	—	(2,520,722)	—
Long-term deferred tax assets (liabilities)	44,296	(44,296)	—	—
Other noncurrent assets, net	16,816	174,579	—	191,395

Total assets	$3,330,565	$4,479,733	$(2,520,722)	$5,289,576

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$125	$249,618	$—	$249,743
Deferred revenue and other	—	757,011	—	757,011
Accrued programming	—	604,934	—	604,934
Other accrued expenses	64,605	286,083	—	350,688
Advances from (to) affiliates, net	538,624	(538,624)	—	—
Current portion of capital lease and other long-term obligations	3,216	41,756	—	44,972

Total current liabilities	606,570	1,400,778	—	2,007,348

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	446,153	—	—	446,153
Floating Rate Senior Notes due 2008	500,000	—	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	—	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	—	—	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	—	—	1,000,000
Capital lease obligation, mortgages and other notes payable, net of current portion	3,270	282,624	—	285,894
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	50,018	275,609	—	325,627

Total long-term obligations, net of current portion	3,999,441	558,233	—	4,557,674

Total liabilities	4,606,011	1,959,011	—	6,565,022

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 issued and outstanding	—	—	—	—
Members’ capital	—	1,791,730	(1,791,730)	—
Additional paid-in capital	929,002	(514)	514	929,002
Accumulated other comprehensive income (loss)	(1,281)	405	(405)	(1,281)
Accumulated earnings (deficit)	(2,203,167)	729,101	(729,101)	(2,203,167)

Total stockholder’s equity (deficit)	(1,275,446)	2,520,722	(2,520,722)	(1,275,446)

Total liabilities and stockholder’s equity (deficit)	$3,330,565	$4,479,733	$(2,520,722)	$5,289,576

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Statements of Operations — Three Months Ended June 30, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$2,133,546	$(143,993)	$1,989,553
Equipment sales	—	80,990	—	80,990
Other	—	23,804	—	23,804

Total revenue	—	2,238,340	(143,993)	2,094,347

Costs and Expenses:
Subscriber-related expenses	—	1,158,253	(143,985)	1,014,268
Satellite and transmission expenses	—	29,852	—	29,852
Cost of sales — equipment	—	65,864	—	65,864
Cost of sales — other	—	6,775	(8)	6,767
Cost of sales — subscriber promotion subsidies	—	36,843	—	36,843
Other subscriber promotion subsidies	—	258,450	—	258,450
Subscriber acquisition advertising	—	49,798	—	49,798
General and administrative	—	109,185	—	109,185
Depreciation and amortization	—	189,361	—	189,361

Total costs and expenses	—	1,904,381	(143,993)	1,760,388

Operating income (loss)	—	333,959	—	333,959

Other income (expense):
Interest income	7,780	4	—	7,784
Interest expense, net of amounts capitalized	(66,215)	(10,565)	—	(76,780)
Equity in earnings (losses) of subsidiaries	(599,442)	—	599,442	—
Other	(254)	(932)	—	(1,186)

Total other income (expense)	(658,131)	(11,493)	599,442	(70,182)

Income (loss) before income taxes	(658,131)	322,466	599,442	263,777
Income tax benefit (provision), net	1,085,376	(921,908)	—	163,468

Net income (loss)	$427,245	$(599,442)	$599,442	$427,245

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Statements of Operations — Three Months Ended June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$1,804,476	$(144,223)	$1,660,253
Equipment sales	—	84,975	—	84,975
Other	—	30,814	—	30,814

Total revenue	—	1,920,265	(144,223)	1,776,042

Costs and Expenses:
Subscriber-related expenses	—	1,048,426	(144,035)	904,391
Satellite and transmission expenses	—	26,437	—	26,437
Cost of sales — equipment	—	67,735	—	67,735
Cost of sales — other	—	10,632	(188)	10,444
Cost of sales — subscriber promotion subsidies	—	136,044	—	136,044
Other subscriber promotion subsidies	—	198,559	—	198,559
Subscriber acquisition advertising	—	32,291	—	32,291
General and administrative	—	92,588	—	92,588
Depreciation and amortization	—	120,925	—	120,925

Total costs and expenses	—	1,733,637	(144,223)	1,589,414

Operating income (loss)	—	186,628	—	186,628

Other income (expense):
Interest income	7,154	25	—	7,179
Interest expense, net of amounts capitalized	(74,684)	(854)	—	(75,538)
Equity in earnings (losses) of subsidiaries	175,522	—	(175,522)	—
Other	197	(407)	—	(210)

Total other income (expense)	108,189	(1,236)	(175,522)	(68,569)

Income (loss) before income taxes	108,189	185,392	(175,522)	118,059
Income tax benefit (provision), net	3,369	(9,870)	—	(6,501)

Net income (loss)	$111,558	$175,522	$(175,522)	$111,558

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Statements of Operations — Six Months Ended June 30, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$4,158,261	$(274,830)	$3,883,431
Equipment sales	—	186,147	—	186,147
Other	—	48,445	—	48,445

Total revenue	—	4,392,853	(274,830)	4,118,023

Costs and Expenses:
Subscriber-related expenses	—	2,283,409	(274,813)	2,008,596
Satellite and transmission expenses	—	62,110	—	62,110
Cost of sales — equipment	—	152,634	—	152,634
Cost of sales — other	—	15,092	(17)	15,075
Cost of sales — subscriber promotion subsidies	—	74,908	—	74,908
Other subscriber promotion subsidies	—	524,850	—	524,850
Subscriber acquisition advertising	—	79,674	—	79,674
General and administrative	—	218,338	—	218,338
Depreciation and amortization	—	356,167	—	356,167

Total costs and expenses	—	3,767,182	(274,830)	3,492,352

Operating income (loss)	—	625,671	—	625,671

Other income (expense):
Interest income	12,732	18	—	12,750
Interest expense, net of amounts capitalized	(131,436)	(18,058)	—	(149,494)
Equity in earnings (losses) of subsidiaries	(193,483)	—	193,483	—
Gain on insurance settlement	—	134,000	—	134,000
Other	178	(392)	—	(214)

Total other income (expense)	(312,009)	115,568	193,483	(2,958)

Income (loss) before income taxes	(312,009)	741,239	193,483	622,713
Income tax benefit (provision), net	1,064,923	(934,722)	—	130,201

Net income (loss)	$752,914	$(193,483)	$193,483	$752,914

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Statements of Operations — Six Months Ended June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Revenue:
Subscriber-related revenue	$—	$3,391,509	$(237,916)	$3,153,593
Equipment sales	—	160,436	—	160,436
Other	—	39,546	—	39,546

Total revenue	—	3,591,491	(237,916)	3,353,575

Costs and Expenses:
Subscriber-related expenses	—	1,917,803	(237,726)	1,680,077
Satellite and transmission expenses	—	51,214	—	51,214
Cost of sales — equipment	—	120,818	—	120,818
Cost of sales — other	—	10,700	(190)	10,510
Cost of sales — subscriber promotion subsidies	—	312,250	—	312,250
Other subscriber promotion subsidies	—	409,778	—	409,778
Subscriber acquisition advertising	—	61,036	—	61,036
General and administrative	—	176,130	—	176,130
Non-cash, stock-based compensation	—	1,180	—	1,180
Depreciation and amortization	—	218,371	—	218,371

Total costs and expenses	—	3,279,280	(237,916)	3,041,364

Operating income (loss)	—	312,211	—	312,211

Other income (expense):
Interest income	17,442	44	—	17,486
Interest expense, net of amounts capitalized	(236,400)	(1,725)	—	(238,125)
Equity in earnings (losses) of subsidiaries	296,333	—	(296,333)	—
Other	(64)	(622)	—	(686)

Total other income (expense)	77,311	(2,303)	(296,333)	(221,325)

Income (loss) before income taxes	77,311	309,908	(296,333)	90,886
Income tax benefit (provision), net	9,264	(13,575)	—	(4,311)

Net income (loss)	$86,575	$296,333	$(296,333)	$86,575

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Statements of Cash Flows — Six Months Ended June 30, 2005.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$752,914	$(193,483)	$193,483	$752,914
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	356,167	—	356,167
Gain on insurance settlement	—	(134,000)	—	(134,000)
Equity in (earnings) losses of subsidiaries	193,483	—	(193,483)	—
Deferred tax expense (benefit)	(1,073,863)	918,395	—	(155,468)
Amortization of debt discount and deferred financing costs	1,729	—	—	1,729
Change in noncurrent assets	—	(3,885)	—	(3,885)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	(9,526)	—	(9,526)
Other, net	—	48	—	48
Changes in current assets and current liabilities, net	(758)	54,139	—	53,381

Net cash flows from operating activities	(126,495)	987,855	—	861,360

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(348,327)	—	—	(348,327)
Sales of marketable investment securities	222,388	—	—	222,388
Purchases of property and equipment	—	(579,647)	—	(579,647)
Proceeds from insurance settlement	—	240,000	—	240,000
Change in restricted cash and marketable investment securities	(3,252)	—	—	(3,252)
Purchase of technology-based intangibles	—	(14,000)	—	(14,000)
Other	(1)	(222)	—	(223)

Net cash flows from investing activities	(129,192)	(353,869)	—	(483,061)

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	601,617	(601,617)	—	—
Repurchase of 9 1/8% Senior Notes due 2009	(4,189)	—	—	(4,189)
Repayment of capital lease obligations, mortgages and other notes payable	(1,543)	(27,563)	—	(29,106)

Net cash flows from financing activities	595,885	(629,180)	—	(33,295)

Net increase (decrease) in cash and cash equivalents	340,198	4,806	—	345,004
Cash and cash equivalents, beginning of period	509,194	2,786	—	511,980

Cash and cash equivalents, end of period	$849,392	$7,592	$—	$856,984

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consolidating Statements of Cash Flows — Six Months Ended June 30, 2004.

		Subsidiary
		Guarantors
	EDBS - PC	and Other	C&E	EDBS
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$86,575	$296,333	$(296,333)	$86,575
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	218,371	—	218,371
Equity in (earnings) losses of subsidiaries	(296,333)	—	296,333	—
Non-cash, stock-based compensation recognized	—	1,180	—	1,180
Deferred tax expense (benefit)	331	3,107	—	3,438
Amortization of debt discount and deferred financing costs	13,298	24	—	13,322
Change in noncurrent assets	—	(44,681)	—	(44,681)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	—	68,311	—	68,311
Other, net	—	1,945	—	1,945
Changes in current assets and current liabilities, net	98,476	19,588	—	118,064

Net cash flows from operating activities	(97,653)	564,178	—	466,525

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,263,094)	—	—	(1,263,094)
Sales of marketable investment securities	2,348,157	—	—	2,348,157
Purchases of property and equipment	—	(280,293)	—	(280,293)
Change in cash reserved for satellite insurance	69,700	—	—	69,700
Asset acquisition	—	(236,610)	—	(236,610)
FCC auction deposit	—	(6,100)	—	(6,100)
Other	—	(262)	—	(262)

Net cash flows from investing activities	1,154,763	(523,265)	—	631,498

Cash Flows From Financing Activities:
Non-interest bearing advances from (to) affiliates	46,637	(46,637)	—	—
Redemption of 9 3/8% Senior Notes due 2009	(1,423,351)	—	—	(1,423,351)
Repurchase of 9 1/8% Senior Notes due 2009	(8,847)	—	—	(8,847)
Repayment of mortgages and other notes payable	(268)	(1,085)	—	(1,353)

Net cash flows from financing activities	(1,385,829)	(47,722)	—	(1,433,551)

Net increase (decrease) in cash and cash equivalents	(328,719)	(6,809)	—	(335,528)
Cash and cash equivalents, beginning of period	952,657	15,506	—	968,163

Cash and cash equivalents, end of period	$623,938	$8,697	$—	$632,635

15. Related Party
EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the six months ended June 30, 2005, we purchased approximately $86.3 million of security access devices from NagraStar. As of June 30, 2005, we were committed to purchase approximately $66.6 million of security access devices from NagraStar. Approximately $3.0 million of these commitments had been accrued for as of June 30, 2005 on our Condensed Consolidated Balance Sheets.

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
“Other” sales. “Other” sales consists principally of subscription television service revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) that we acquired in April 2004 and revenues earned from satellite services.
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
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales — equipment” also include unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales — equipment” does not include the costs from sales of equipment to SBC.
Cost of sales — other. “Cost of sales — other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG we acquired in April 2004 and costs related to satellite services.
Subscriber acquisition costs. We generally subsidize installation of EchoStar receiver systems and lease receivers in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of EchoStar receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
“Subscriber acquisition costs.” We also exclude payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program from our calculation of “Subscriber acquisition costs.”
SAC and Equivalent SAC. We are not aware of any uniform standards for calculating “subscriber acquisition costs per new subscriber activation,” or SAC, and believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. We calculate SAC by dividing the amount of our expense line item “Subscriber acquisition costs” for a period, by our gross new DISH Network subscribers added during that period. We include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs. To calculate “Equivalent SAC, ” we add the value of equipment capitalized under our lease program for new subscribers to the expense line item “Subscriber acquisition costs,” subtract certain offsetting amounts, and divide the result by our gross new subscriber number. These offsetting amounts include payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program.
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
“Other” income (expense). The main components of “Other” income and expense are unrealized gains and losses from changes in fair value of non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004.

	For the Three Months
	Ended June 30,		Variance
	2005	2004	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$1,989,553	$1,660,253	$329,300	19.8%
Equipment sales	80,990	84,975	(3,985)	(4.7%)
Other	23,804	30,814	(7,010)	(22.7%)

Total revenue	2,094,347	1,776,042	318,305	17.9%

Costs and Expenses:
Subscriber-related expenses	1,014,268	904,391	109,877	12.1%
% of Subscriber-related revenue	51.0%	54.5%
Satellite and transmission expenses	29,852	26,437	3,415	12.9%
% of Subscriber-related revenue	1.5%	1.6%
Cost of sales — equipment	65,864	67,735	(1,871)	(2.8%)
% of Equipment sales	81.3%	79.7%
Cost of sales — other	6,767	10,444	(3,677)	(35.2%)
Subscriber acquisition costs	345,091	366,894	(21,803)	(5.9%)
General and administrative	109,185	92,588	16,597	17.9%
% of Total revenue	5.2%	5.2%
Depreciation and amortization	189,361	120,925	68,436	56.6%

Total costs and expenses	1,760,388	1,589,414	170,974	10.8%

Operating income (loss)	333,959	186,628	147,331	78.9%

Other income (expense):
Interest income	7,784	7,179	605	8.4%
Interest expense, net of amounts capitalized	(76,780)	(75,538)	(1,242)	1.6%
Other	(1,186)	(210)	(976)	NM

Total other income (expense)	(70,182)	(68,569)	(1,613)	2.4%

Income (loss) before income taxes	263,777	118,059	145,718	123.4%
Income tax benefit (provision), net	163,468	(6,501)	169,969	NM

Net income (loss)	$427,245	$111,558	$315,687	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	11.455	10.125	1.330	13.1%

DISH Network subscriber additions, gross (in millions)	0.799	0.849	(0.050)	(5.9%)

DISH Network subscriber additions, net (in millions)	0.225	0.340	(0.115)	(33.8%)

Monthly churn percentage	1.69%	1.71%	(0.02%)	(1.2%)

Average revenue per subscriber (“ARPU”)	$58.46	$55.59	$2.87	5.2%

Average subscriber acquisition costs per subscriber (“SAC”)	$432	$431	$1	0.2%

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$667	$576	$91	15.8%

EBITDA	$522,134	$307,343	$214,791	69.9%

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of June 30, 2005, we had approximately 11.455 million DISH Network subscribers compared to approximately 10.125 million subscribers at June 30, 2004, an increase of approximately 13.1%. DISH Network added approximately 799,000 gross new subscribers for the quarter ended June 30, 2005, compared to approximately 849,000 gross new subscribers during the same period in 2004, a decrease of approximately 5.9%. The decrease in gross new subscribers resulted from a number of factors, including a decline in sales under our co-branding agreement with SBC, partially offset by an increase in sales through other distribution relationships and an increase in our distribution channels. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 225,000 net new subscribers for the quarter ended June 30, 2005, compared to approximately 340,000 net new subscribers during the same period in 2004, a decrease of approximately 33.8%. This decrease was primarily a result of subscriber churn on a continuously increasing subscriber base and the decrease in gross new subscriber additions discussed above. Even though our percentage monthly subscriber churn was lower for the three months ended June 30, 2005 as compared to the same period in 2004, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
During the first half of 2005, SBC shifted its DISH Network marketing and sales efforts to focus on limited geographic areas and customer segments. As a result of SBC’s de-emphasized sales of DISH Network services, a decreasing percentage of our new subscriber additions are derived from our relationship with SBC. SBC also previously announced that in 2005 it will begin deploying an advanced fiber network that will enable it to offer video services directly, and other regional bell operating companies have announced similar plans. Our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent SBC further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by SBC or other regional bell operating companies.
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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $1.990 billion for the three months ended June 30, 2005, an increase of $329.3 million or 19.8% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was approximately $58.46 during the three months ended June 30, 2005 and approximately $55.59 during the same period in 2004. The $2.87 or 5.2% increase in ARPU is primarily attributable to price increases of up to $3.00 in February 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, and increased availability of local channels by satellite. This increase was partially offset by a decrease in ARPU from subscribers acquired through our relationship with SBC, and a decrease in the number of subscribers acquired through that relationship. As a result of the inclusion, in ARPU, of revenue from equipment sales, installation and other services attributable to our relationship with SBC, the monthly average revenue per co-branded subscriber is substantially higher than ARPU from our traditional subscribers. To the extent that new subscribers acquired through this relationship do not increase, ARPU will be negatively impacted.
During May 2005, we introduced a promotion which offers new Digital Home Advantage lease program subscribers our “America’s Top 180” package for $19.99 for each of the first three months of service. Effective June 2005, the promotion was modified to provide a $12.00 discount per month on qualifying programming packages, together with free HBO and Showtime programming, for each of the first three months of service. The promotion, which will continue through August 15, 2005, requires a one year minimum programming commitment. Our ARPU has

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
been, and will continue to be, negatively impacted during 2005 as we continue to acquire new DISH Network subscribers under this promotion.
During August 2005, we plan to introduce an additional promotion which offers new Digital Home Advantage lease program subscribers certain basic qualifying programming packages for free for the first month of service, free HBO, Showtime and Cinemax premium programming for each of the first three months of service, and a free DVR upgrade. Further, the new lease program subscriber is eligible to receive a credit of the one-time set-up fee of $49.99 on their first month’s bill in exchange for an 18 month minimum programming commitment. The promotion will continue through at least January 31, 2006. We expect that our ARPU will be negatively impacted during 2005 as we acquire new DISH Network subscribers under this promotion.
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
Equipment sales. For the three months ended June 30, 2005, “Equipment sales” totaled $81.0 million, a decrease of $4.0 million or 4.7% compared to the same period during 2004. This decrease principally resulted from a decrease in sales of DBS accessories domestically, partially off-set by an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.014 billion during the three months ended June 30, 2005, an increase of $109.9 million or 12.1% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.0% and 54.5% of “Subscriber-related revenue” during the three months ended June 30, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue” discussed above together with decreases in costs associated with our installation and in-home service operations. This decrease also resulted from an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the expense to revenue ratio also resulted from an approximate $13.0 million charge during the three months ended June 30, 2004. The decrease in this ratio was partially offset by increases in our programming costs and increases in cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC. Since margins on our co-branded subscribers are lower than for our traditional subscribers, we expect the SBC relationship to continue to negatively impact this ratio to the extent that we continue to add co-branded subscribers under our SBC agreement. The ratio of “Subscriber-related expenses” to “Subscriber-related revenue” could also increase if our programming costs increase at a greater rate than our “Subscriber-related revenue,” if we are unable to continue to maintain or improve efficiencies related to our installation, in-home service and call center operations, or continue to increase penetration of our lease program for existing subscribers.
Our “Subscriber-related expenses” and capital expenditures related to our lease program for existing subscribers may materially increase in the future to the extent that we upgrade or replace subscriber equipment periodically as technology changes, we introduce other more aggressive promotions, or for other reasons. See further discussion under “Subscriber Acquisition and Retention Costs.”

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
We currently offer local broadcast channels in approximately 163 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first quarter of 2006, and operation of our EchoStar V satellite at the 129 degree orbital location. If regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $29.9 million during the three months ended June 30, 2005, a $3.4 million or 12.9% increase compared to the same period in 2004. This increase primarily resulted from operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, increases in our satellite lease payment obligations for AMC-2, and commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed. The increase was partially offset by a non-recurring credit received from a vendor during the quarter ended June 30, 2005. “Satellite and transmission expenses” totaled 1.5% and 1.6% of “Subscriber-related revenue” during the three months ended June 30, 2005 and 2004, respectively. The decrease in the expense to revenue ratio principally resulted from the vendor credits discussed above and the increase in our “Subscriber-related revenue” during the period. This decrease was partially offset by the higher operational costs discussed above. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales — equipment. “Cost of sales — equipment” totaled $65.9 million during the three months ended June 30, 2005, a decrease of $1.9 million or 2.8% compared to the same period in 2004. This decrease primarily resulted from the decrease in sales of DBS accessories domestically discussed above, and a $6.7 million defective equipment write-off during the three months ended June 30, 2004. This decrease was partially offset by the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider discussed above. “Cost of sales — equipment” represented 81.3% and 79.7% of “Equipment sales,” during the three months ended June 30, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS service provider, and on sales of DBS accessories, due to sales price reductions and increased sales of lower margin accessories.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $345.1 million for the three months ended June 30, 2005, a decrease of $21.8 million or 5.9% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, partially offset by an increase in the number of non co-branded subscribers acquired during the three months ended June 30, 2005 as compared to the same period during 2004.
We have little or no subscriber acquisition costs related to new subscribers acquired through our relationship with SBC. Our subscriber acquisition costs will be negatively impacted if the percentage of our new subscribers acquired through our relationship with SBC does not increase to the extent we are able to acquire similar or greater numbers of new subscribers from other sources.
SAC and Equivalent SAC. Subscriber acquisition costs per new subscriber activation were approximately $432 for the three months ended June 30, 2005 and approximately $431 during the same period in 2004, an increase of $1 or 0.2%.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Most of the factors contributing to increased Equivalent SAC during the three months ended June 30, 2005, as discussed below, also placed increasing pressure on SAC. However, those factors were almost entirely offset by the greater percentage of new DISH Network subscribers choosing to lease equipment, rather than purchase subsidized equipment.
The value of equipment capitalized under our lease program for new subscribers totaled approximately $208.2 million and $137.7 million for the three months ended June 30, 2005 and 2004, respectively. Payments we received in connection with equipment not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we made that equipment available for sale rather than redeploying it through the lease program, totaled approximately $20.7 million and $14.0 million during the three months ended June 30, 2005 and 2004, respectively. If we included those amounts in our calculation of SAC, our Equivalent SAC would have been approximately $667 during the three months ended June 30, 2005 compared to $576 during the same period in 2004, an increase of $91, or 15.8%. This increase is primarily attributable to a decrease in the number of co-branded subscribers acquired during 2005, a greater number of SuperDISH installations, and more DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, digital video recorders and high definition receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising, and promotional incentives paid to our independent dealer network.
During the three months ended June 30, 2005 we typically leased equipment to new subscribers, while during the same period in 2004 we more often sold subsidized equipment to new subscribers. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined. In the event we continue to increase penetration of our equipment lease program for new subscribers, our capital expenditures will continue to increase while our “Subscriber acquisition costs” and SAC will continue to be positively impacted.
The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace some, or all subscriber equipment periodically as technology changes, and the associated costs will be substantial. For example, we have begun a migration to 8PSK modulation, and we are considering a migration over time to MPEG-4 compression technology, both of which, to the extent implemented, will result in more efficient use of available bandwidth. We have not yet determined the extent to which we will convert our system to these new technologies, or the period of time over which the conversions will occur. To the extent those migrations render existing equipment obsolete, we would cease to benefit from the Equivalent SAC reduction associated with redeployment of that returned lease equipment.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. To the extent we subsidize those costs, SAC and Equivalent SAC will increase as well. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming successful launch of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
Our “Subscriber acquisition costs,” both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce more aggressive promotions in the future, or for other reasons. See further discussion under “Subscriber Acquisition and Retention Costs.”
Our SAC and Equivalent SAC will also be negatively impacted if the percentage of new subscribers acquired through our relationship with SBC does not increase. Further, SAC and Equivalent SAC may increase to the extent that we increase HD receiver activations as a result of our recently announced agreement to distribute Voom HD programming.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
General and administrative expenses. “General and administrative expenses” totaled $109.2 million during the three months ended June 30, 2005, an increase of $16.6 million or 17.9% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.2% of “Total revenue” during each of the three months ended June 30, 2005 and 2004.
Depreciation and amortization. “Depreciation and amortization” expense totaled $189.4 million during the three months ended June 30, 2005, a $68.4 million or 56.6% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, contributed to this increase.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $522.1 million during the three months ended June 30, 2005, an increase of $214.8 million or 69.9% compared to the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $235.2 million and $149.6 million during the three months ended June 30, 2005 and 2004, respectively. The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended June 30,
	2005	2004
	(In thousands)
EBITDA	$522,134	$307,343
Less:
Interest expense, net	68,996	68,359
Income tax provision (benefit), net	(163,468)	6,501
Depreciation and amortization	189,361	120,925

Net income (loss)	$427,245	$111,558

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
Income tax benefit (provision), net. Our “Income tax benefit, net” was $163.5 million during the three months ended June 30, 2005, an increase of $170.0 million compared to an “Income tax (provision), net” of $6.5 million during the same period in 2004. This increase was primarily related to an approximate $185.2 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance for those deferred tax assets that we believe will become realizable (see Note 3 to the Condensed Consolidated Financial Statements).
Net income (loss). Net income was $427.2 million during the three months ended June 30, 2005, an increase of $315.7 million compared to $111.6 million for the same period in 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets and higher “Operating income” resulting from the factors discussed above.
We depend on our EchoStar VIII satellite to provide local channels to over 40 markets at least until such time as our EchoStar X satellite has successfully launched and commenced commercial operations, which is currently expected during the first quarter of 2006. In July 2005, a thruster motor anomaly caused improper pointing of EchoStar VIII, resulting in a loss of service. Service was restored within several hours and the thruster motor is currently operating

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
normally. There can be no assurance that a repeat of this anomaly, or other anomalies, will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. The potential relocation of some channels, and elimination of others, could cause a material adverse impact on our business, including, among other things, a reduction in revenues, an increase in operating expenses, a decrease in new subscriber activations and an increase in subscriber churn

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

	For the Six Months
	Ended June 30,		Variance
	2005	2004	Amount	%
		(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$3,883,431	$3,153,593	$729,838	23.1%
Equipment sales	186,147	160,436	25,711	16.0%
Other	48,445	39,546	8,899	22.5%

Total revenue	4,118,023	3,353,575	764,448	22.8%

Costs and Expenses:
Subscriber-related expenses	2,008,596	1,680,077	328,519	19.6%
% of Subscriber-related revenue	51.7%	53.3%
Satellite and transmission expenses	62,110	51,214	10,896	21.3%
% of Subscriber-related revenue	1.6%	1.6%
Cost of sales — equipment	152,634	120,818	31,816	26.3%
% of Equipment sales	82.0%	75.3%
Cost of sales — other	15,075	10,510	4,565	43.4%
Subscriber acquisition costs	679,432	783,064	(103,632)	(13.2%)
General and administrative	218,338	176,130	42,208	24.0%
% of Total revenue	5.3%	5.3%
Non-cash, stock-based compensation	—	1,180	(1,180)	(100.0%)
Depreciation and amortization	356,167	218,371	137,796	63.1%

Total costs and expenses	3,492,352	3,041,364	450,988	14.8%

Operating income (loss)	625,671	312,211	313,460	100.4%

Other income (expense):
Interest income	12,750	17,486	(4,736)	(27.1%)
Interest expense, net of amounts capitalized	(149,494)	(238,125)	88,631	(37.2%)
Gain on insurance settlement	134,000	—	134,000	NM
Other	(214)	(686)	472	(68.8%)

Total other income (expense)	(2,958)	(221,325)	218,367	(98.7%)

Income (loss) before income taxes	622,713	90,886	531,827	NM
Income tax benefit (provision), net	130,201	(4,311)	134,512	NM

Net income (loss)	$752,914	$86,575	$666,339	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	11.455	10.125	1.330	13.1%

DISH Network subscriber additions, gross (in millions)	1.599	1.634	(0.035)	(2.1%)

DISH Network subscriber additions, net (in millions)	0.550	0.700	(0.150)	(21.4%)

Monthly churn percentage	1.57%	1.60%	(0.03%)	(1.9%)

Average revenue per subscriber (“ARPU”)	$57.74	$53.71	$4.03	7.5%

Average subscriber acquisition costs per subscriber (“SAC”)	$424	$478	$(54)	(11.3%)

Equivalent average subscriber acquisition costs per subscriber (“Equivalent SAC”)	$645	$590	$55	9.3%

EBITDA	$1,115,624	$529,896	$585,728	110.5%

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $3.883 billion for the six months ended June 30, 2005, an increase of $729.8 million or 23.1% compared to the same period in 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per DISH Network subscriber was approximately $57.74 during the six months ended June 30, 2005 and approximately $53.71 during the same period in 2004. The $4.03 or 7.5% increase in ARPU is primarily attributable to price increases of up to $3.00 in February 2005 and $2.00 in February 2004 on some of our most popular packages, a reduction in the number of DISH Network subscribers receiving subsidized programming though our free and discounted programming promotions, and higher equipment rental fees resulting from increased penetration of our equipment leasing programs. This increase was also attributable to the increased availability of local channels by satellite, and our relationship with SBC, including revenues from equipment sales, installation and other services related to that agreement.
Equipment sales. For the six months ended June 30, 2005, “Equipment sales” totaled $186.1 million, an increase of $25.7 million or 16.0%compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by decreases in sales of DBS accessories domestically and non-DISH Network digital receivers sold to other international customers.
Subscriber-related expenses. “Subscriber-related expenses” totaled $2.009 billion during the six months ended June 30, 2005, an increase of $328.5 million or 19.6% compared to the same period in 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.7% and 53.3% of “Subscriber-related revenue” during the six months ended June 30, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from increases in “Subscriber-related revenue” together with a decrease in costs associated with our installation and in-home service operations. This decrease also resulted from an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the expense to revenue ratio also resulted from an approximate $13.0 million charge during the six months ended June 30, 2004. The decrease was partially offset by increases in our programming costs, the cost of equipment sales, and expenses related to installation and other services, from our relationship with SBC, and costs associated with our call center operations.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $62.1 million during the six months ended June 30, 2005, a $10.9 million or 21.3% increase compared to the same period in 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite as previously discussed, certain operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, and increases in our satellite lease payment obligations for AMC-2. The increase was partially offset by a non-recurring credit received from a vendor during the six months ended June 30, 2005. “Satellite and transmission expenses” totaled 1.6% of “Subscriber-related revenue” during each of the six months ended June 30, 2005 and 2004.
Cost of sales — equipment. “Cost of sales — equipment” totaled $152.6 million during the six months ended June 30, 2005, an increase of $31.8 million or 26.3% compared to the same period in 2004. This increase related primarily to the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider discussed above. This increase was partially offset by decreases in sales of DBS accessories domestically and non-DISH Network digital receivers sold to other international customers discussed above, and a $6.7 million defective equipment write-off during the six months ended June 30, 2004. “Cost of sales — equipment” represented 82.0% and 75.3% of “Equipment sales,” during the six months ended June 30, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
service provider and other international customers, and on sales of DBS accessories, due to sales price reductions and increased sales of lower margin accessories.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $679.4 million for the six months ended June 30, 2005, a decrease of $103.6 million or 13.2% compared to the same period in 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, a decrease in gross DISH Network subscriber additions, and an increase in the number of co-branded subscribers acquired during the six months ended June 30, 2005 as compared to the same period during 2004.
SAC and Equivalent SAC. SAC was approximately $424 for the six months ended June 30, 2005 and approximately $478 during the same period in 2004. The $54, or 11.3% decrease in SAC was primarily attributable to a greater number of DISH Network subscribers participating in our equipment lease program, partially offset by the factors contributing to the increase in Equivalent SAC discussed below.
Penetration of our equipment lease program for new subscribers increased during the six months ended June 30, 2005 compared to the same period in 2004. The value of equipment capitalized under our lease program for new subscribers totaled approximately $392.9 million and $209.4 million for the six months ended June 30, 2005 and 2004, respectively. Payments we received in connection with equipment not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we made that equipment available for sale rather than redeploying it through the lease program, totaled approximately $40.1 million and $27.8 million during the six months ended June 30, 2005 and 2004, respectively. If we included those amounts in our calculation of SAC, our Equivalent SAC would have been approximately $645 during the six months ended June 30, 2005 compared to $590 during the same period in 2004, an increase of $55, or 9.3%. This increase is primarily attributable to a greater number of SuperDISH installations, and more DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, digital video recorders and high definition receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in Equivalent SAC was also attributable to higher costs for acquisition advertising and promotional incentives paid to our independent dealer network, partially offset by the increase in the number of co-branded subscribers acquired during 2005 (primarily in the first quarter) as compared to 2004.
General and administrative expenses. “General and administrative expenses” totaled $218.3 million during the six months ended June 30, 2005, an increase of $42.2 million or 24.0% compared to the same period in 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.3% of “Total revenue” during each of the six months ended June 30, 2005 and 2004.
Depreciation and amortization. “Depreciation and amortization” expense totaled $356.2 million during the six months ended June 30, 2005, a $137.8 million or 63.1% increase compared to the same period in 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operations during January and February 2005, respectively, contributed to this increase.
Interest expense, net of amounts capitalized. “Interest expense” totaled $149.5 million during the six months ended June 30, 2005, a decrease of $88.6 million or 37.2% compared to the same period in 2004. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs totaling approximately $78.4 million, and a net reduction in interest expense of approximately $30.9 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt during 2004. This decrease was partially offset by $16.9 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites.
Gain on insurance settlement. During March 2005, we settled our insurance claim and related claims for accrued interest and bad faith with the insurers of our EchoStar IV satellite for the net amount of $240.0 million. The $134.0

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
million received in excess of our previously recorded $106.0 million receivable related to this insurance claim was recognized as a “Gain on insurance settlement” during the six months ended June 30, 2005.
Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA was $1.116 billion during the six months ended June 30, 2005, compared to $529.9 million during the same period in 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses and the “Gain on insurance settlement” discussed above. EBITDA does not include the impact of capital expenditures under our new and existing subscriber equipment lease programs of approximately $458.9 million and $225.6 million during the six months ended June 30, 2005 and 2004, respectively. The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
EBITDA	$1,115,624	$529,896
Less:
Interest expense, net	136,744	220,639
Income tax provision (benefit), net	(130,201)	4,311
Depreciation and amortization	356,167	218,371

Net income (loss)	$752,914	$86,575

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
Income tax benefit (provision), net. Our “Income tax benefit, net” was $130.2 million during the six months ended June 30, 2005, an increase of $134.5 million compared to an “Income tax (provision), net” of $4.3 million during the same period in 2004. This increase was primarily related to an approximate $185.2 million credit to our provision for income taxes resulting from the reversal of our recorded valuation allowance for those deferred tax assets that we believe will become realizable (see Note 3 to the Condensed Consolidated Financial Statements).
Net income (loss). “Net income” was $752.9 million during the six months ended June 30, 2005, an increase of $666.3 million compared to $86.6 million for the same period in 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income,” the “Gain on insurance settlement” and lower “Interest expense, net of amounts capitalized” resulting from the factors discussed above.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Subscriber Turnover
Our percentage monthly subscriber churn for the six months ended June 30, 2005 was approximately 1.57%, compared to our percentage monthly subscriber churn for the same period in 2004 of approximately 1.60%. Our subscriber churn may be negatively impacted by a number of factors, including but not limited to an increase in competition from digital cable and video services offered by regional bell operating companies, cable bounties, piracy, and increasingly complex products. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
We currently offer local broadcast channels in approximately 163 markets across the United States. In 38 of those markets, two dishes are necessary to receive all local channels in the market. SHVERA now            requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish within 18 months of the law’s December 8, 2004 effective date. Satellite capacity limitations could force us to move the local channels in all 38 markets to different satellites, requiring subscribers in those markets to install a second or a different dish to continue receiving their local network channels. We may be forced to stop offering local channels in some of those markets altogether.
The transition of all local channels to the same dish could result in disruptions of service for a substantial number of our customers. Further, our ability to timely comply with this requirement without incurring significant additional costs is dependent on, among other things, the successful launch and commencement of commercial operations of our EchoStar X satellite during the first quarter of 2006, and operation of our EchoStar V satellite at the 129 degree orbital location. If regulatory or operational impediments to our preferred transition plan arise, it is possible that the costs of compliance with this requirement could exceed $100.0 million. To the extent subscribers are unwilling for any reason to upgrade to a new dish, our subscriber churn could be negatively impacted.
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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Subscriber Acquisition and Retention Costs
Our subscriber acquisition and retention costs can vary significantly from period to period which can in turn cause significant variability to our net income (loss) and free cash flow between periods. Our “Subscriber acquisition costs,” SAC and “Subscriber-related expenses” may materially increase to the extent that we introduce more aggressive promotions in the future if we determine they are necessary to respond to competition, or for other reasons.
During the six months ended June 30, 2005 we typically leased equipment to new subscribers, while during the same period in 2004 we more often sold subsidized equipment to new subscribers. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” and SAC declined. In the event we continue to increase penetration of our equipment lease program for new subscribers, our capital expenditures will continue to increase while our “Subscriber acquisition costs” and SAC will continue to be positively impacted.
The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace some, or all subscriber equipment periodically as technology changes, and the associated costs will be substantial. For example, we have begun a migration to 8PSK modulation, and we are considering a migration over time to MPEG-4 compression technology, both of which, to the extent implemented, will result in more efficient use of available bandwidth. We have not yet determined the extent to which we will convert our system to these new technologies, or the period of time over which the conversions will occur. To the extent those migrations render existing equipment obsolete, we would cease to benefit from the Equivalent SAC reduction associated with redeployment of that returned lease equipment.
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. To the extent we subsidize those costs, SAC and Equivalent SAC will increase as well. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming successful launch of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of EchoStar receiver systems under these subscriber retention programs. As discussed above, we will have to upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention costs for subscribers that currently own equipment, which are included in “Subscriber-related expenses,” and our capital expenditures related to our equipment lease program for existing subscribers, will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
Cash necessary to fund retention programs and total subscriber acquisition costs are expected to be satisfied from existing cash and marketable investment securities balances and cash generated from operations to the extent available. We may, however, decide to raise additional capital in the future to meet these requirements. If we decided to raise capital today, a variety of debt and equity funding sources would likely be available to us.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
However, there can be no assurance that additional financing will be available on acceptable terms, or at all, if needed in the future.

Item 4.	CONTROLS AND PROCEDURES
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
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In April 2002, we reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation, and jointly filed a stipulation of dismissal. In November 2002, we reached a private settlement with NBC, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. During March 2004, we reached a private settlement with CBS, another of the plaintiffs in the litigation and jointly filed a stipulation of dismissal. We have also reached private settlements with many independent stations and station groups. We were unable to reach a settlement with five of the original eight plaintiffs — Fox and the independent affiliate groups associated with each of the four networks.
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

PART II — OTHER INFORMATION
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. On April 13, 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. We responded on April 25, 2005. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In November of 2001, Broadcast Innovation, L.L.C. filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. We examined these patents and believe that they are not infringed by any of our products or services. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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

PART II — OTHER INFORMATION
TiVo Inc.
During January 2004, TiVo Inc. (“TiVo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to certain methods and devices for providing what the patent calls “time-warping.” We have examined this patent and do not believe that it is infringed by any of our products or services. During March 2005, the Court denied our motion to transfer this case to the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
On April 29, 2005, we filed a lawsuit in the United States District Court for the Eastern District of Texas against TiVo and Humax USA, Inc. alleging infringement of U.S. Patent Nos. 5,774,186 (the ‘186 patent), 6,529,685 (the ‘685 patent), 6,208,804 (the ‘804 patent) and 6,173,112 (the ‘112 patent). These patents relate to DVR technology.
Acacia
In June 2004, Acacia Media Technologies filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
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
Forgent
In July of 2005, Forgent Networks, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. It is not possible to make a firm assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION
California Action
A purported class action relating to the use of terms such as “crystal clear digital video,” “CD-quality audio,” and “on-screen program guide,” and with respect to the number of channels available in various programming packages was filed against us in the California State Superior Court for Los Angeles County in 1999 by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et seq., and the California Business & Professions Code Sections 17500 & 17200. A hearing on the plaintiffs’ motion for class certification and our motion for summary judgment was held during 2002. At the hearing, the Court issued a preliminary ruling denying the plaintiffs’ motion for class certification. However, before issuing a final ruling on class certification, the Court granted our motion for summary judgment with respect to all of the plaintiffs’ claims. The plaintiffs filed a notice of appeal of the court’s granting of our motion for summary judgment. During December 2003, the Court of Appeals affirmed in part; and reversed in part, the lower court’s decision granting summary judgment in our favor. Specifically, the Court found there were triable issues of fact whether we may have violated the alleged consumer statutes “with representations concerning the number of channels and the program schedule.” However, the Court found no triable issue of fact as to whether the representations “crystal clear digital video” or “CD quality” audio constituted a cause of action. Moreover, the Court affirmed that the “reasonable consumer” standard was applicable to each of the alleged consumer statutes. Plaintiff argued the standard should be the “least sophisticated” consumer. The Court also affirmed the dismissal of Plaintiffs’ breach of warranty claim. Plaintiff filed a Petition for Review with the California Supreme Court and we responded. During March 2004, the California Supreme Court denied Plaintiff’s Petition for Review. Therefore, the action has been remanded to the trial court pursuant to the instructions of the Court of Appeals. Hearings on class certification were conducted during December 2004 and February 2005. The Court subsequently denied Plaintiff’s motion for class certification. The Plaintiff has appealed this decision. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability.
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
StarBand Shareholder Lawsuit
During August 2002, a limited group of shareholders in StarBand, a broadband Internet satellite venture in which EchoStar invested, filed an action in the Delaware Court of Chancery against EchoStar and EchoBand Corporation, together with four EchoStar executives who sat on the Board of Directors for StarBand, for alleged breach of the fiduciary duties of due care, good faith and loyalty, and also against EchoStar and EchoBand Corporation for aiding and abetting such alleged breaches. Two of the individual defendants, Charles W. Ergen and David K. Moskowitz, are members of our Board of Directors. The action stems from the defendants’ involvement as directors, and EchoStar’s position as a shareholder, in StarBand. During July 2003, the Court granted the defendants’ motion to

PART II — OTHER INFORMATION
dismiss on all counts. The Plaintiffs appealed. On July 21, 2005, the Delaware Supreme Court affirmed the Chancery Court’s judgment.
Enron Commercial Paper Investment Complaint
During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that we received voidable or fraudulent prepayments of approximately $40.0 million. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and considered to be a very low risk. The defendants moved the Court to dismiss the case on grounds that Enron’s complaint does not adequately state a legal claim, which motion was denied but may be subject to an appeal. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama, asserting causes of action for breach of contract, negligent misrepresentation, intentional and reckless misrepresentation, and non-disclosure based on a 2003 contract with us. The action was transferred to the United States District Court for the District of Colorado. Thereafter, we filed a motion to dismiss which is currently pending. The Court recently permitted CCN to amend its complaint to assert the same claims based on a 2000 contract with us. CCN claims approximately $20.0 million in damages plus punitive damages, attorney fees and costs. It is not possible to make a firm assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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

PART II — OTHER INFORMATION
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) Exhibits.

10.1	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.2	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.

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

David J. Rayner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 10, 2005

Exhibit Index

No.	Description
10.1	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.2	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).***

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

***	Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. A conforming electronic copy is being filed herewith.