Form 10-Q
period 2006-03-31
ECHOSTAR DBS CORP
filed 2006-05-11
CIK 1042642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑
As of April 30, 2006, the Registrant’s outstanding common stock consisted of 1,015 shares of Common Stock, $0.01 par value.
The Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements		i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2006 and December 31, 2005 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	31

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	None

Item 6.	Exhibits	38

Signatures		39
Section 302 Certification by Chairman and CEO
Section 302 Certification by Executive Vice President and CFO
Section 906 Certification by Chairman and CEO
Section 906 Certification by Executive Vice President and CFO

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers; new competitors, including telephone companies, are entering the subscription television business, and new technologies, including video over the internet, are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase;

•	satellite programming signals are subject to theft and will continue to be in the future; theft of service could cause us to lose subscribers and revenue and could increase in the future, resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms which could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on the Telecommunications Act of 1996 as Amended (“Communications Act”) and Federal Communications Commission (“FCC”) program access rules to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	certain provisions of the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, may force us to stop offering local channels in certain markets or may force us to incur additional costs to continue offering local channels in certain markets;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

i

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	EchoStar Communications Corporation (“EchoStar”), our ultimate parent company, periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2005, and while there has been no material change in our internal control over financial reporting during the quarter ended March 31, 2006, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this report, the words “we,” “our,” “us” and “EDBS” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” and “ECC” refer to Echostar Communications Corporation and its subsidiaries, including us.

ii

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of
	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,734,459	$582,386
Marketable investment securities	514,942	417,142
Trade accounts receivable, net of allowance for uncollectible accounts of $9,916 and $8,799, respectively	519,345	477,216
Advances to affiliates	361,769	172,658
Inventories, net (Note 4)	251,405	221,279
Current deferred tax assets	375,355	416,787
Other current assets	133,162	113,576

Total current assets	3,890,437	2,401,044
Restricted cash and marketable investment securities	—	3,305
Property and equipment, net of accumulated depreciation of $2,283,958 and $2,104,997	3,218,756	3,206,415
FCC authorizations	705,246	705,246
Intangible assets, net (Note 7)	217,413	226,582
Other noncurrent assets, net	173,470	159,831

Total assets	$8,205,322	$6,702,423

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$263,953	$220,141
Advances from affiliates	78,366	52,092
Deferred revenue and other	801,432	757,173
Accrued programming	803,996	681,500
Other accrued expenses	424,830	396,504
Current portion of capital lease and other long-term obligations	35,652	36,380

Total current liabilities	2,408,229	2,143,790

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009 (Note 8)	—	441,964
Floating Rate Senior Notes due 2008	500,000	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016 (Note 8)	1,500,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	419,575	431,223
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	514,405	440,837

Total long-term obligations, net of current portion	5,933,980	4,814,024

Total liabilities	8,342,209	6,957,814

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,014,503	1,011,343
Accumulated other comprehensive income (loss)	323	(180)
Accumulated earnings (deficit)	(1,151,713)	(1,266,554)

Total stockholder’s equity (deficit)	(136,887)	(255,391)

Total liabilities and stockholder’s equity (deficit)	$8,205,322	$6,702,423

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenue:
Subscriber-related revenue	$2,183,144	$1,893,878
Equipment sales	86,453	105,157
Other	19,486	24,641

Total revenue	2,289,083	2,023,676

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 10)	1,088,376	994,328
Satellite and transmission expenses (exclusive of depreciation shown below — Note 10)	37,683	32,258
Cost of sales — equipment	84,365	86,770
Cost of sales — other	1,364	8,308
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 10)	34,659	38,065
Other subscriber promotion subsidies	278,500	266,400
Subscriber acquisition advertising	47,417	29,876

Total subscriber acquisition costs	360,576	334,341
General and administrative	126,217	109,153
Tivo litigation expense (Note 9)	73,992	—
Depreciation and amortization (Note 10)	242,605	166,806

Total costs and expenses	2,015,178	1,731,964

Operating income (loss)	273,905	291,712

Other income (expense):
Interest income	20,268	4,966
Interest expense, net of amounts capitalized	(113,202)	(72,714)
Gain on insurance settlement	—	134,000
Other	(909)	972

Total other income (expense)	(93,843)	67,224

Income (loss) before income taxes	180,062	358,936
Income tax benefit (provision), net	(65,221)	(33,267)

Net income (loss)	$114,841	$325,669

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$114,841	$325,669
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	242,605	166,806
Non-cash, stock-based compensation recognized	3,160	—
Gain on insurance settlement	—	(134,000)
Deferred tax expense (benefit)	53,219	16,351
Amortization of debt discount and deferred financing costs	3,641	851
Change in noncurrent assets	(239)	(12,265)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	61,572	7,444
Other, net	(48)	191
Changes in current assets and current liabilities, net	9,890	72,113

Net cash flows from operating activities	488,641	443,160

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(375,677)	(7,445)
Sales and maturities of marketable investment securities	278,475	8,556
Purchases of property and equipment	(271,432)	(268,850)
Proceeds from insurance settlement	—	25,930
Change in restricted cash and marketable investment securities	3,305	(3,233)
Purchase of technology-based intangibles	—	(14,000)
Purchase of strategic investments included in noncurrent assets	(9,541)	—
Other	142	(137)

Net cash flows from investing activities	(374,728)	(259,179)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	(441,964)	—
Issuance of 7 1/8% Senior Notes due 2016	1,500,000	—
Deferred debt issuance costs	(7,500)	—
Repayment of capital lease obligations, mortgages and other notes payable	(12,376)	(16,804)

Net cash flows from financing activities	1,038,160	(16,804)

Net increase (decrease) in cash and cash equivalents	1,152,073	167,177
Cash and cash equivalents, beginning of period	582,386	511,980

Cash and cash equivalents, end of period	$1,734,459	$679,157

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,593	$35,083

Cash received for interest	$10,883	$4,966

Cash paid for income taxes	$380	$2,165

Satellites financed under capital lease obligations	$—	$191,950

Satellite and other vendor financing	$—	$1,940

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq National Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of ten of its in-orbit satellites and related FCC licenses into our subsidiaries.
Principal Business
Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar’s include two interrelated business units:
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 46-R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under our stock based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives including those related to our co-branding and other distribution relationships, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Net income (loss)	$114,841	$325,669
Foreign currency translation adjustments	113	(138)
Unrealized holding gains (losses) on available-for-sale securities	598	(467)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(208)	—

Comprehensive income (loss)	$115,344	$325,064

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.
3. Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R) (As Amended), “Share-Based Payment” (“SFAS 123(R)”) which (i) revises Statement of Financial Accounting Standard No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123(R) under the modified prospective method.
Total share-based compensation expense, net of related tax effect, was $2.0 million for the three months ended March 31, 2006. Approximately $1.8 million was included in “General and administrative expenses,” approximately $0.1 million was included in “Subscriber-related expenses” and the remaining $0.1 million was included in “Satellite and transmission expenses” on the Condensed Consolidated Statements of Operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123.
Pro forma information regarding net income was required by SFAS 123 and has been determined as if we had accounted for EchoStar’s stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis. We accounted for forfeitures as they occurred. Compensation previously recognized was reversed upon forfeiture of unvested options. The following table illustrates the effect on net income (loss) if we had accounted for EchoStar’s stock-based compensation plans using the fair value method:

For the Three Months
Ended March 31,
2005
(In thousands)
Net income (loss), as reported	$325,669
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,539)

Pro forma net income (loss)	$320,130

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months
	Ended March 31,
	2006	2005
Risk-free interest rate	4.83%	4.34%
Volatility factor	25.20%	26.92%
Expected term of options in years	6.4	6.4
Weighted-average fair value of options granted	$11.06	$10.86
During December 2004, EchoStar paid a one-time dividend of $1 per outstanding share of its Class A and Class B common stock. EchoStar does not currently plan to pay additional dividends on its common stock, and therefore the dividend yield percentage is zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
During 2005, in accordance with the guidance under SFAS 123 for selecting assumptions to use in an option pricing model, EchoStar reduced its estimate of expected volatility based upon a re-evaluation of the variability in the market price of its publicly traded stock. Historically, EchoStar has relied on the variability in its daily stock price since inception to derive its estimate of expected volatility. Recently, EchoStar identified extraordinary events in its history that resulted in irregular movements in its stock price. Since EchoStar believes future volatility can more accurately be predicted by excluding those events, we have disregarded the related periods in calculating Echostar’s historical average annual volatility. This adjustment, together with changes in the intervals of EchoStar’s regular historical price observations from daily to monthly, contributed to the reduction in the estimated volatility factor.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We will continue to evaluate the assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.
Stock Incentive Plans
EchoStar has adopted stock incentive plans to attract and retain officers, directors and key employees. As of March 31, 2006, we had 66.1 million shares of EchoStar’s Class A common stock authorized for awards under these Stock Incentive Plans. In general, stock options granted through December 31, 2005 have included exercise prices not less than the fair value of EchoStar’s Class A common stock at the date of grant and a maximum term of ten years. While historically EchoStar’s Board of Directors has issued options that vest at the rate of 20% per year, recently significant option grants have been immediately vested.
Effective January 26, 2005, EchoStar adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan to provide incentive to its executive officers and certain other key employees upon achievement of specified long-term business objectives. Employees participating in the 2005 LTIP elect to receive a one-time award of: (i) an option to acquire a specified number of shares of EchoStar’s Class A common stock priced at market value on the date of the awards; (ii) rights to acquire for no additional consideration a specified smaller number of shares of EchoStar’s Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire EchoStar’s Class A common stock. The options and rights are subject to certain performance criteria and vest over a seven year period at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.
Options to purchase 6.0 million shares pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive Plan (the “1999 LTIP”), and 4.8 million shares pursuant to the 2005 LTIP were outstanding as of March 31, 2006. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.73 under the 1999 LTIP and $29.41 under the 2005 LTIP. The weighted-average fair value of the options granted during the three months ended March 31, 2006 pursuant to these plans was $14.49. Further, pursuant to the 2005 LTIP, there were also rights to acquire 562,969 outstanding shares of EchoStar’s Class A common stock (“Restricted Performance Units”) as of March 31, 2006 with a weighted average grant date fair value of $29.36. Vesting of these options and Restricted Performance Units is contingent upon meeting certain longer-term goals which have not yet been achieved. Consequently, no compensation was recorded during the three months ended March 31, 2006 related to these long-term options and Restricted Performance Units. We will record the related compensation when achievement of the performance goals is probable, if ever. In accordance with SFAS 123(R), such compensation, if recorded, would result in total non-cash, stock-based compensation expense of approximately $125.8 million, of which $109.3 million relates to performance based options and $16.5 million relates to Restricted Performance Units. This would be recognized ratably over the vesting period or expensed immediately, if fully vested, in our Condensed Consolidated Statements of Operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
A summary of our stock option activity for the three months ended March 31, 2006 was as follows:

	For the Three Months
	Ended March 31, 2006
		Weighted-
		Average
	Options	Exercise Price
Options outstanding, beginning of period	24,316,451	$24.36
Granted	425,000	29.87
Exercised	(120,983)	5.82
Forfeited and Cancelled	(1,347,200)	28.09

Options outstanding, end of period	23,273,268	24.34

Exercisable at end of period	6,724,618	29.78

Based on the average market value for the three months ended March 31, 2006, the aggregate intrinsic value for the options outstanding was $163.2 million, of which $37.6 million was exercisable at the end of the period.
Exercise prices for options outstanding and exercisable as of March 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average
	Outstanding as	Remaining	Weighted-	Number	Weighted-
	of March 31,	Contractual	Average	Exercisable as of	Average
	2006 *	Life	Exercise Price	March 31, 2006	Exercise Price
$ 2.12500 - $ 3.00000	212,576	1.19	$2.30	212,576	$2.30
$ 5.48625 - $ 6.00000	6,039,669	2.77	6.00	935,669	6.00
$10.20315 - $19.17975	1,306,773	3.28	13.99	576,773	12.69
$22.26000 - $28.88000	2,874,700	8.45	27.52	1,820,700	27.52
$29.25000 - $39.50000	11,645,550	8.62	30.66	2,116,900	33.28
$48.75000 - $52.75000	138,000	3.54	50.55	86,000	50.15
$60.12500 - $79.00000	1,056,000	4.09	64.70	976,000	63.53

$ 2.12500 - $79.00000	23,273,268	6.48	24.34	6,724,618	29.78

*	These amounts include approximately 6.0 million shares and 4.8 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively.
As of March 31, 2006, our total unrecognized compensation cost related to our non-performance based unvested stock options was $47.2 million. This cost is based on an assumed future forfeiture rate of approximately 8.0% per year and will be recognized over a weighted-average period of approximately three years.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
During the three months ended March 31, 2006, the grant date value of Restricted Share Units outstanding was as follows:

	For the Three Months
	Ended March 31, 2006
		Weighted-
	Restricted	Average
	Share	Grant Date
	Units *	Fair Value
Restricted Share Units outstanding, beginning of period	632,970	$29.46
Granted	39,999	29.87
Exercised	—	—
Forfeited and Cancelled	(10,000)	29.55

Restricted Share Units outstanding, end of period	662,969	29.48

Exercisable at end of period	—	—

*	These amounts include 562,969 Restricted Performance Units outstanding pursuant to the 2005 LTIP.
4. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2006	2005
	(In thousands)
Finished goods — DBS	$136,209	$140,797
Raw materials	71,878	55,034
Work-in-process — service repair	39,526	23,699
Work-in-process	14,979	10,934
Consignment	501	802
Inventory allowance	(11,688)	(9,987)

Inventories, net	$251,405	$221,279

5. Marketable and Non-Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. Our approximately $2.249 billion of unrestricted cash, cash equivalents and marketable investment securities includes debt and equity securities which we own for financial purposes. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
Some of our marketable investment securities have declined below our cost. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category, where those declines are considered temporary in accordance with our policy.

	As of March 31, 2006
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$28,902	$(53)	$—	$—	$28,491	$(8)	$57,393	$(61)

Total	$28,902	$(53)	$—	$—	$28,491	$(8)	$57,393	$(61)

	As of December 31, 2005
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$—	$—	$—	$—	$92,341	$(662)	$92,341	$(662)

Total	$—	$—	$—	$—	$92,341	$(662)	$92,341	$(662)

Government Bonds
The unrealized losses on our investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. At March 31, 2006 and December 31, 2005, maturities on these government bonds ranged from one to eleven months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2006.
Corporate Equity Securities
As of March 31, 2006 and December 31, 2005, we had unrealized losses net of related tax effect of approximately $0.04 million and $0.4 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” During the three months ended March 31, 2006 and 2005, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. Realized gains and losses are accounted for on the specific identification method.
Other Non-Marketable Securities
We also have strategic equity investments in certain non-marketable securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and are likely to have a significant adverse effect on the fair value of the investment. As of March 31, 2006 and December 31, 2005, we had $62.3 million and $52.7 million aggregate carrying amount of non-marketable and unconsolidated strategic

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
equity investments, respectively, accounted for under the cost method. During the three months ended March 31, 2006 and 2005, we did not record any impairment charges with respect to these investments.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain full value for them.
6. Satellites
We presently have 14 owned or leased satellites in geostationary orbit approximately 22,300 miles above the equator. Each of the satellites we own had an original minimum useful life of at least 12 years. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites within our fleet have experienced various anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we have in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.
Recent developments with respect to certain of our satellites are discussed below.
EchoStar III
Our EchoStar III satellite operates at the 61.5 degree orbital location. While originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, the satellite was equipped with a total of 44 TWTAs to provide redundancy. During April 2006, an additional TWTA pair failed for a total of 12 transponder (24 TWTA) failures on the satellite to date. As a result, EchoStar III can now operate a maximum of 20 transponders, but due to redundancy switching limitations and specific channel authorizations, it currently can only operate 16 of the 19 FCC authorized frequencies we utilize at the 61.5 degree west orbital location for this spacecraft. While we don’t expect a large number of additional TWTAs to fail in any year, it is likely that additional TWTA failures will occur from time to time in the future, and that those failures will further impact commercial operation of the satellite. The TWTA failures have not reduced the remaining estimated useful life of the satellite.
EchoStar VI
Our EchoStar VI satellite operates at the 110 degree orbital location. This satellite was originally designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel with a total of 108 solar array strings. Approximately 102 solar array strings are required to assure full power availability for the estimated 12-year estimated useful life of the satellite. During 2006, EchoStar VI experienced anomalies resulting in the loss of two additional solar array strings bringing the total number of string losses to 17, and reducing the number of functional solar array strings available to 91. The solar array anomalies will prevent the use of some of those transponders for the full 12-year estimated useful life of the satellite. See discussion of evaluation of impairment below. However, the solar array anomalies have not impacted commercial operation of the satellite or reduced its estimated useful life below 12 years. There can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.
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
EchoStar X
EchoStar X, a DBS satellite which can operate up to 49 spot beams using up to 42 active 140 watt TWTAs, was launched on February 15, 2006 and commenced commercial operations during the second quarter of 2006 at the 110 degree orbital location. The spot beams on EchoStar X are designed to increase the number of markets where we can offer local channels by satellite, including high definition local channels.
Long-Lived Satellite Assets
We account for long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as an asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Should any one satellite be abandoned or determined to have no service potential, the net carrying amount would be written off.
7. Goodwill and Intangible Assets
As of March 31, 2006 and December 31, 2005, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2006		December 31, 2005
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$189,286	$(33,711)	$189,286	$(29,667)
Customer relationships	73,298	(36,399)	73,298	(31,818)
Technology-based	25,500	(3,922)	25,500	(3,377)

Total	$288,084	$(74,032)	$288,084	$(64,862)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to twelve years, was $9.2 million and $8.7 million for the three months ended March 31, 2006 and 2005, respectively. For all of 2006, the aggregate amortization expense related to these identifiable assets is estimated to be $36.7 million. The aggregate amortization expense is estimated to be approximately $36.1 million for 2007, $22.5 million for 2008, $17.7 million for 2009, $17.7 million for 2010, $17.7 million for 2011 and $74.9 million thereafter.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. We had approximately $3.4 million of goodwill as of March 31, 2006 and December 31, 2005 which arose from a 2002 acquisition.
8. Long-Term Debt
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. During April 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of our new (at the time) license from Gemstar. The briefing on Thomson’s license defense is now complete, and we are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. Activity in the case has been suspended pending resolution of the license defense; a trial date has not been set. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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
Tivo Inc.
During 2004, Tivo Inc. (“Tivo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleged infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to methods and devices for providing what the patent calls “time-warping” and other digital video recorder (“DVR”) functionality. On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo is also expected to seek “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and has publicly stated that it will seek an injunction against future infringement.
As a result of our objection to Tivo’s demand to review certain privileged documents, the trial court judge prohibited us from mentioning during trial opinions of non-infringement we had obtained from outside counsel, and Tivo was permitted to tell the jury we never obtained such an opinion. On May 2, 2006, the Court of Appeals for the Federal Circuit issued a ruling concluding that the district court abused its discretion in requiring us to provide the privileged

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
documents to Tivo. While we believe this is a significant development, the extent to which this ruling will affect the jury verdict or the remainder of the case is not yet clear.
While the jury phase of the trial is complete, the judge has scheduled June 26 through June 28 for consideration of non-jury issues. The judge is also expected to schedule post-trial motions which could reduce the damages award, reverse the jury verdict, or grant us a new trial. It is not possible to predict when the matters to be determined by the trial judge will be resolved or the outcome of those issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we would request that the trial judge, or the Court of Appeals, stay the injunction pending appeal. There can be no assurance that a stay will be issued or that modifications can be designed to avoid future infringement. If modifications are possible, they could require us to materially modify or eliminate certain user-friendly features that we currently offer to consumers.
In the event a stay is issued, we will be required to post and maintain a bond throughout the appeal process to cover the $74.0 million jury award and any other damages and fees imposed by the judge. The appeal process could take several years to conclude and the bond required could be several hundred million dollars. While we have the capacity to post such a bond, it could restrict a significant portion of our cash on hand.
In March 2006, the Director of the United States Patent and Trademark Office initiated a reexamination of the validity of the claims in the ‘389 patent. Even if the results of this reexamination are favorable to our interests, the reexamination may not be concluded prior to the ultimate resolution of this case or such results may not assist us in our defense of this case.
We believe numerous errors were made by the court during trial and that the verdict should ultimately be reversed. However, there can be no assurance we will ultimately prevail. In the event we are prohibited from distributing DVRs we will be at a competitive disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business would likely be material.
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the three months ended March 31, 2006, we recorded $74.0 million of expense related to this verdict, in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations.
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
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. A special master recently recommended that our motion for summary judgment be denied or that plaintiff be permitted to conduct additional discovery. The judge has not yet considered the special master’s recommendation. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. The action was transferred to the United States District Court for the District of Colorado. CCN claimed approximately $20.0 million in actual damages, plus punitive damages, attorney fees and costs for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. On March 17, 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. Subsequently, during April 2006, we reached a settlement for an immaterial amount.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
10. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Equipment leased to customers	$145,327	$81,639
Satellites	55,730	46,059
Furniture, fixtures and equipment	30,662	29,378
Identifiable intangibles assets subject to amortization	9,169	8,742
Buildings and improvements	795	745
Tooling and other	922	243

Total depreciation and amortization	$242,605	$166,806

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites or equipment leased to customers.
11. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition we currently operate as two business units. The All Other category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Revenue
DISH Network	$2,215,319	$1,949,726
ETC	53,692	51,559
All other	25,141	25,598
Eliminations	(4,446)	(2,883)

Total EchoStar consolidated	2,289,706	2,024,000
Other EchoStar activity	(623)	(324)

Total revenue	$2,289,083	$2,023,676

Net income (loss)
DISH Network	$140,478	$311,407
ETC	(5,402)	(1,537)
All other	12,205	7,654

Total EchoStar consolidated	147,281	317,524
Other EchoStar activity	(32,440)	8,145

Total net income (loss)	$114,841	$325,669

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
13. Related Party
EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of security access devices. During the three months ended March 31, 2006 and 2005, we purchased approximately $20.5 million and $52.3 million of security access devices from NagraStar, respectively. As of March 31, 2006 and December 31, 2005, amounts payable to NagraStar totaled $5.1 million and $3.9 million, respectively. Additionally as of March 31, 2006, we were committed to purchase approximately $35.0 million of security access devices from NagraStar.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, international and pay-per-view subscription television services, advertising sales, digital video recorder (“DVR”) fees, equipment rental fees and additional outlet fees from subscribers with multiple set-top boxes and other subscriber revenue. “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to our original agreement with AT&T. Revenue from equipment sales to AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services.
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
During the fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. We believe our overall economic return will be similar under both arrangements. However, the impact of subscriber acquisition on many of our line item business metrics was substantially different under the original AT&T agreement, compared to most other sales channels (including the revised AT&T agreement).
Among other things, our “Subscriber-related revenue” will be impacted in a number of respects. Commencing in the fourth quarter 2005, new subscribers acquired under our revised AT&T agreement do not generate equipment sales, installation or other services revenue. However, our programming services revenue will be greater for subscribers acquired under the revised AT&T agreement.
Deferred equipment sales revenue relating to subscribers acquired through our original AT&T agreement will continue to have a positive impact on “Subscriber-related revenue” over the estimated average life of those subscribers. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the original and revised agreements with AT&T.
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
“Other” sales. “Other” sales consist principally of revenues from the C-band subscription television service business of Superstar/Netlink Group L.L.C. (“SNG”) and satellite transmission revenue.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, residual commissions paid to retailers or distributors, billing, lockbox, subscriber retention and other variable subscriber expenses. “Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” To the extent all other factors remain constant, this will tend to improve operating margins compared to previous periods. We will continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the life of the subscribers acquired under the original AT&T agreement.
Since equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised AT&T agreement, to the extent all other factors remain constant, this change will also cause increases in “Subscriber acquisition costs” and SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T will decline.
Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold by our ETC subsidiary to an international DBS service provider and by our EIC subsidiary to international customers. “Cost of sales – equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. “Cost of sales – equipment” does not include the costs from sales of equipment to AT&T.
Cost of sales — other. “Cost of sales — other” principally includes programming and other expenses associated with the C-band subscription television service business of SNG and costs related to satellite transmission services.
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
As discussed above, equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures under the revised AT&T agreement. To the extent all other factors remain constant, this change will also cause increases in “Subscriber acquisition costs” and SAC. This will tend to negatively impact free cash flow in the short term if substantial additional subscribers are added through AT&T in the future, but we believe that free cash flow will improve over time since better operating margins are expected from those customers under the terms of the revised AT&T agreement. We also expect that the historical negative impact on subscriber turnover from subscribers acquired pursuant to our agreement with AT&T will decline.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
To calculate SAC we add the value of equipment capitalized under our lease program for new subscribers to the expense line item “Subscriber acquisition costs,” subtract certain offsetting amounts, and divide the result by our gross new subscriber number. These offsetting amounts include payments we receive in connection with equipment that is not returned to us from disconnecting lease subscribers, and the value of equipment returned to the extent we make that equipment available for sale rather than redeploying it through the lease program.
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
Impact on metrics of Tivo litigation. In the event that we ultimately must pay a substantial judgment to Tivo, lose functionality or lose the ability to sell DVRs, a number of our metrics including “Subscriber-related revenue,” “Net income (loss)” and DISH Network subscribers would be negatively impacted (See Note 9 to our Condensed Consolidated Financial Statements).

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

	For the Three Months
	Ended March 31,		Variance
	2006	2005	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$2,183,144	$1,893,878	$289,266	15.3%
Equipment sales	86,453	105,157	(18,704)	(17.8%)
Other	19,486	24,641	(5,155)	(20.9%)

Total revenue	2,289,083	2,023,676	265,407	13.1%

Costs and Expenses:
Subscriber-related expenses	1,088,376	994,328	94,048	9.5%
% of Subscriber-related revenue	49.9%	52.5%
Satellite and transmission expenses	37,683	32,258	5,425	16.8%
% of Subscriber-related revenue	1.7%	1.7%
Cost of sales — equipment	84,365	86,770	(2,405)	(2.8%)
% of Equipment sales	97.6%	82.5%
Cost of sales — other	1,364	8,308	(6,944)	(83.6%)
Subscriber acquisition costs	360,576	334,341	26,235	7.8%
General and administrative	126,217	109,153	17,064	15.6%
% of Total revenue	5.5%	5.4%
Tivo litigation expense	73,992	—	73,992	NM
Depreciation and amortization	242,605	166,806	75,799	45.4%

Total costs and expenses	2,015,178	1,731,964	283,214	16.4%

Operating income (loss)	273,905	291,712	(17,807)	(6.1%)

Other income (expense):
Interest income	20,268	4,966	15,302	NM
Interest expense, net of amounts capitalized	(113,202)	(72,714)	(40,488)	55.7%
Gain on insurance settlement	—	134,000	(134,000)	(100.0%)
Other	(909)	972	(1,881)	NM

Total other income (expense)	(93,843)	67,224	(161,067)	NM

Income (loss) before income taxes	180,062	358,936	(178,874)	(49.8%)
Income tax benefit (provision), net	(65,221)	(33,267)	(31,954)	96.1%

Net income (loss)	$114,841	$325,669	$(210,828)	(64.7%)

Other Data:
DISH Network subscribers, as of period end (in millions)	12.265	11.230	1.035	9.2%

DISH Network subscriber additions, gross (in millions)	0.794	0.801	(0.007)	(0.9%)

DISH Network subscriber additions, net (in millions)	0.225	0.325	(0.100)	(30.8%)

Monthly churn percentage	1.57%	1.44%	0.13%	9.0%

Average revenue per subscriber (“ARPU”)	$59.93	$57.00	$2.93	5.1%

Average subscriber acquisition costs per subscriber (“SAC”).	$665	$623	$42	6.7%

EBITDA	$515,601	$593,490	$(77,889)	(13.1%)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of March 31, 2006, we had approximately 12.265 million DISH Network subscribers compared to approximately 11.230 million subscribers at March 31, 2005, an increase of approximately 9.2%. DISH Network added approximately 794,000 gross new subscribers for the three months ended March 31, 2006, compared to approximately 801,000 gross new subscribers during the same period in 2005, a decrease of approximately 7,000 gross new subscribers. The decrease in gross new subscribers resulted primarily from a decline in gross activations under our relationship with AT&T, partially offset by an increase in activations through our agency relationships and our other distribution channels. A substantial majority of our gross new subscriber additions are acquired through our equipment lease program.
DISH Network added approximately 225,000 net new subscribers for the three months ended March 31, 2006, compared to approximately 325,000 net new subscribers during the same period in 2005, a decrease of approximately 30.8%. This decrease was primarily a result of increased subscriber churn on a larger subscriber base, and the result of a decline in gross and net activations under our relationship with AT&T. In addition, even if percentage subscriber churn had remained constant or had declined, increasing numbers of gross new subscribers are required to sustain net subscriber growth.
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
While we expect to continue to pursue opportunities for AT&T and other telecommunications providers to bundle our DISH Network satellite television service with their voice and data services, AT&T has begun deployment of fiber-optic networks that will allow it to offer video services directly to millions of homes as early as the second half of 2006. Other telecommunications companies have announced similar plans. While it is possible that the fourth quarter 2005 revision to our original AT&T agreement may drive increased subscriber growth, our net new subscriber additions and certain of our other key operating metrics could continue to be adversely affected to the extent AT&T further de-emphasizes, or discontinues altogether, its efforts to acquire DISH Network subscribers, and as a result of competition from video services offered by AT&T or other telecommunications companies. Moreover, there can be no assurance that we will be successful in developing significant new bundling opportunities with other telecommunications companies.
Our net new subscriber additions are also negatively impacted when existing and new competitors offer more attractive consumer promotions, including, among other things, better priced or more attractive programming packages or more compelling consumer electronic products and services, including advanced DVRs, video on demand (“VOD”) services, and high definition (“HD”) television services or additional local channels. Many of our competitors are also better equipped than we are to offer video services bundled with other telecommunications services such as telephone and broadband data services, including wireless services. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the internet.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.183 billion for the three months ended March 31, 2006, an increase of $289.3 million or 15.3% compared to the same period in 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was approximately $59.93 during the three months ended March 31, 2006 and approximately $57.00 during the same period in 2005. The $2.93 or 5.1% increase in ARPU is primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, revenue from increased availability of local channels by satellite and fees for DVRs. This increase was partially offset by a decrease in

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
revenues from installation and other services related to our original agreement with AT&T and an increase in our free and discounted programming promotions compared to the same period in 2005. We provided local channels by satellite in 164 markets as of March 31, 2006 compared to 157 markets as of March 31, 2005. Our promotions to acquire new DISH Network subscribers often include free and/or discounted programming which negatively impacts ARPU.
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
Equipment sales. For the three months ended March 31, 2006, “Equipment sales” totaled $86.5 million, a decrease of $18.7 million or 17.8% compared to the same period during 2005. This decrease principally resulted from a decline in sales of DBS accessories domestically and non-DISH Network digital receivers sold to international customers partially offset by an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.088 billion during the three months ended March 31, 2006, an increase of $94.0 million or 9.5% compared to the same period in 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 49.9% and 52.5% of “Subscriber-related revenue” during the three months ended March 31, 2006 and 2005, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue,” a decrease in the number of SuperDISH installations and other antenna upgrades and a decrease in costs associated with installation and other services related to our original agreement with AT&T.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $37.7 million during the three months ended March 31, 2006, a $5.4 million or 16.8% increase compared to the same period in 2005. This increase primarily resulted from increases in our satellite lease payment obligations for AMC-2 and certain operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operations in January and February 2005, respectively, and from commencement of service and operational costs associated with the increasing number of markets in which we offer local network channels by satellite. “Satellite and transmission expenses” totaled 1.7% of “Subscriber-related revenue” during each of the three months ended March 31, 2006 and 2005. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Cost of sales — equipment. “Cost of sales — equipment” totaled $84.4 million during the three months ended March 31, 2006, a decrease of $2.4 million or 2.8% compared to the same period in 2005. This decrease primarily resulted from decreased costs associated with sales of DBS accessories domestically, a decline in the number of non-DISH Network digital receivers sold to international customers and a decrease in the cost of non-DISH Network digital receivers and related components sold to an international DBS service provider. This decrease was partially offset by higher 2006 charges for slow moving and obsolete inventory. “Cost of sales — equipment” represented 97.6% and 82.5% of “Equipment sales,” during the three months ended March 31, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher 2006 charges for slow moving and obsolete inventory partially offset by an increase in margins on sales of non-DISH Network digital receivers and related components sold to an international DBS service provider.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled approximately $360.6 million for the three months ended March 31, 2006, an increase of $26.2 million or 7.8% compared to the same period in 2005. The increase in “Subscriber acquisition costs” was attributable to a decrease in the number of co-branded subscribers acquired under our original AT&T agreement, for which we do not incur subscriber acquisition costs, and an increase in acquisition advertising. This increase was partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.
SAC. SAC was approximately $665 during the three months ended March 31, 2006 compared to $623 during the same period in 2005, an increase of $42, or 6.7%. This increase was primarily attributable to a decrease in the number of co-branded subscribers acquired under our original AT&T agreement and higher costs for acquisition advertising. This increase was partially offset by reduced hardware and installation costs resulting primarily from increased use of dual tuner receivers, simplified installations, a decrease in the number of SuperDISH installations, increased redeployment of equipment returned by disconnecting lease program subscribers, and a decrease in promotional incentives paid to our independent dealer network. The increase in SAC was also partially offset by an increase in payments received in connection with equipment that is not returned to us by disconnecting lease subscribers, as well as an increase in the amount of returned equipment that is made available for sale rather than redeployed through the lease program.
During the three months ended March 31, 2006, the percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase compared to the same period in 2005. The value of equipment capitalized under our lease program for new subscribers totaled approximately $194.8 million and $184.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in capital expenditures resulting from our equipment lease program for new subscribers has been, and we expect it will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render existing equipment obsolete, we would cease to benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Several years ago, we began deploying satellite receivers capable of exploiting 8PSK modulation technology. Since that technology is now standard in all of our new satellite receivers, our cost to migrate programming channels to that technology in the future will be substantially lower than if it were necessary to replace all existing consumer equipment. As we continue to implement 8PSK technology, bandwidth efficiency will improve, significantly increasing the number of programming channels we can transmit over our existing satellites as an alternative or supplement to the acquisition of additional spectrum or the construction of additional satellites. New channels we add to our service using only that technology may allow us to further reduce conversion costs and create additional revenue opportunities. We have also implemented MPEG-4 technology in all satellite receivers for new customers who subscribe to our HD programming packages. This technology should result in further bandwidth efficiencies over time. We have not yet determined the extent to which we will convert the EchoStar DBS System to these new technologies, or the period of time over which the conversions will occur. Since EchoStar X commenced commercial operation during second quarter 2006 and provided that other planned satellites are successfully deployed, this increased satellite capacity and our 8PSK transition will afford us greater flexibility in delaying and reducing the costs otherwise required to convert our subscriber base to MPEG-4.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. SAC will increase to the extent we subsidize those costs for new and existing subscribers. However, the increases in these costs would be mitigated by, among other things, our expected migration away from relatively expensive and complex SuperDISH installations (assuming continued successful commercial operation of our EchoStar X satellite and the continued availability of our other in-orbit satellites). These increases may also be mitigated to the extent we successfully redeploy existing set-top boxes and implement other SAC reduction strategies.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may further materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.
General and administrative expenses. “General and administrative expenses” totaled $126.2 million during the three months ended March 31, 2006, an increase of $17.1 million or 15.6% compared to the same period in 2005. The increase in “General and administrative expenses” was primarily attributable to increased personnel and benefit costs, including non-cash, stock-based compensation expense recorded related to the adoption of FAS 123(R), and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.5% and 5.4% of “Total revenue” during the three months ended March 31, 2006 and 2005, respectively. This percentage would have decreased to 5.4% in 2006 but for the non-cash, stock-based compensation expense discussed above.
Tivo litigation expense. We recorded $74.0 million of “Tivo litigation expense” during the three months ended March 31, 2006 as a result of the jury verdict in the Tivo lawsuit. This amount may ultimately be increased or reduced (See Note 9 to our Condensed Consolidated Financial Statements).
Depreciation and amortization. “Depreciation and amortization” expense totaled $242.6 million during the three months ended March 31, 2006, a $75.8 million or 45.4% increase compared to the same period in 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, depreciation of EchoStar XII (purchased during the fourth quarter of 2005) and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $20.3 million during the three months ended March 31, 2005, an increase of $15.3 million compared to the same period in 2005. This increase principally resulted from higher cash and marketable investment securities balances in 2006 as compared to 2005, and from higher total returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $113.2 million during the three months ended March 31, 2006, an increase of $40.5 million or 55.7% compared to the same period in 2005. This increase primarily resulted from a prepayment premium and write-off of debt issuance costs totaling approximately $22.9 million, and a net increase in interest expense of approximately $12.5 million related to the issuance of the $1.5 billion 7 1/8% Senior Notes due 2016 and the redemption of our previously outstanding 9 1/8% Senior Notes due 2009 during 2006.
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
Earnings before interest, taxes, depreciation and amortization. EBITDA was $515.6 million during the three months ended March 31, 2006, a decrease of $77.9 million or 13.1% compared to the same period in 2005. EBITDA for the three months ended March 31, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement” and the three months ended March 31, 2006 was negatively impacted by the $74.0 million “Tivo litigation expense.” Absent these items, our EBITDA for the three months ended March 31, 2006 would have been $130.1 million, or 28.3%, higher than EBITDA for the comparable period in 2005. The increase in EBITDA

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
(excluding these items) was primarily attributable to the net realized and unrealized gains on investments and changes in operating revenues and expenses discussed above.
The following table reconciles EBITDA to the accompanying financial statements:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
EBITDA	$515,601	$593,490
Less:
Interest expense, net	92,934	67,748
Income tax provision (benefit), net	65,221	33,267
Depreciation and amortization	242,605	166,806

Net income (loss)	$114,841	$325,669

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
Income tax benefit (provision), net. Our income tax provision was $65.2 million during the three months ended March 31, 2006 compared to $33.3 million during 2005. The income tax provision for the three months ended March 31, 2005 was favorably impacted by the recognition of a deferred tax valuation allowance of $103.8 million. Absent the 2005 deferred tax valuation allowance, our income tax provision for the three months ended March 31, 2006 would have been $71.8 million lower than our income tax provision for the comparable period in 2005. The decrease in the provision (excluding the 2005 deferred tax valuation allowance) is primarily related to the decrease in “Income (loss) before income tax” and a decrease in the effective state tax rate during the three months ended March 31, 2006.
Net income (loss). Net income was $114.8 million during the three months ended March 31, 2006, a decrease of $210.8 million compared to $325.7 million for the same period in 2005. Net income for the three months ended March 31, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement.” The decrease was also attributable to the Tivo litigation charge in 2006, the increase in our provision for income taxes and the increase in “Interest expense, net of amounts capitalized.”
Subscriber Turnover
Our percentage monthly subscriber churn for the three months ended March 31, 2006 was approximately 1.57%, compared to our percentage subscriber churn for the same period in 2005 of approximately 1.44%. This increase was principally attributable to increased competition, programmer contract renewal disputes resulting in channel takedowns, and our February 2006 price increase, which impacted a greater number of customers than did our 2005 price increase. Our future subscriber churn may be negatively impacted by a number of additional factors, including but not limited to, an increase in competition from new technology entrants and increasingly complex products. Competitor bundling of high speed internet access with video and other communications products may contribute more significantly to churn over time as broadband delivery of video becomes integrated with traditional cable delivery. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Additionally, as the size of our subscriber base continues to increase, even if percentage subscriber churn remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. In order to combat theft of our service and maintain the functionality of active set-top boxes, we recently replaced the majority of our older generation smart cards with newer generation smart cards. This process was completed during the fourth quarter of 2005. The smart card replacement has not successfully resecured our system to date, but we are implementing software patches and other security measures to help secure our service. However, there can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost of card replacements could have a material adverse effect on our financial condition, profitability and cash flows.
SHVERA requires, among other things, that all local broadcast channels delivered by satellite to any particular market be available from a single dish by June 8, 2006. We currently offer local broadcast channels in 164 markets across the United States. In 38 of those markets a second dish was previously required to receive some local channels in the market. With the successful launch of EchoStar X, we can comply with the single dish obligations of SHVERA. Our ability to continue to comply in the future is dependent, among other things, on the continued health of EchoStar X. Failure to comply could have a material adverse impact on our business, including but not limited to our churn.
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
Item 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
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
We believe the District Court made a number of errors and appealed the decision. Plaintiffs cross-appealed. The Court of Appeals granted our request to stay the injunction until our appeal is decided. Oral arguments occurred

PART II OTHER INFORMATION
during February 2004. It is not possible to predict how or when the Court of Appeals will rule on the merits of our appeal. During April 2005, Plaintiffs filed a motion asking the Court of Appeals to vacate the stay of the injunction that was issued in August 2004. It is not possible to predict how or when the Court of Appeals will rule on Plaintiffs’ motion to vacate the stay.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During February 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In July 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. At the same time, we requested leave to add a license defense as to the ‘578 patent in view of our new (at the time) license from Gemstar. The briefing on Thomson’s license defense is now complete, and we are awaiting a decision by the District Court regarding Thomson’s license defense and regarding whether it will hear our license defense. We examined the ‘578 patent and believe that it is not infringed by any of our products or services. We will continue to vigorously defend this case. Activity in the case has been suspended pending resolution of the license defense; a trial date has not been set. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. It is not possible to make an assessment of the probable outcome of the suit or to determine the extent of any potential liability or damages.
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

PART II OTHER INFORMATION
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
Tivo Inc.
During 2004, Tivo Inc. (“Tivo”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleged infringement of United States Patent No. 6,233,389 (the ‘389 patent). The ‘389 patent relates to methods and devices for providing what the patent calls “time-warping” and other digital video recorder (“DVR”) functionality. On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo is also expected to seek “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and has publicly stated that it will seek an injunction against future infringement.
As a result of our objection to Tivo’s demand to review certain privileged documents, the trial court judge prohibited us from mentioning during trial opinions of non-infringement we had obtained from outside counsel, and Tivo was permitted to tell the jury we never obtained such an opinion. On May 2, 2006, the Court of Appeals for the Federal Circuit issued a ruling concluding that the district court abused its discretion in requiring us to provide the privileged documents to Tivo. While we believe this is a significant development, the extent to which this ruling will affect the jury verdict or the remainder of the case is not yet clear.
While the jury phase of the trial is complete, the judge has scheduled June 26 through June 28 for consideration of non-jury issues. The judge is also expected to schedule post-trial motions which could reduce the damages award, reverse the jury verdict, or grant us a new trial. It is not possible to predict when the matters to be determined by the trial judge will be resolved or the outcome of those issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we would request that the trial judge, or the Court of Appeals, stay the injunction pending appeal. There can be no assurance that a stay will be issued or that modifications can be designed to avoid future infringement. If modifications are possible, they could require us to materially modify or eliminate certain user-friendly features that we currently offer to consumers.
In the event a stay is issued, we will be required to post and maintain a bond throughout the appeal process to cover the $74.0 million jury award and any other damages and fees imposed by the judge. The appeal process could take several years to conclude and the bond required could be several hundred million dollars. While we have the capacity to post such a bond, it could restrict a significant portion of our cash on hand.
In March 2006, the Director of the United States Patent and Trademark Office initiated a reexamination of the validity of the claims in the ‘389 patent. Even if the results of this reexamination are favorable to our interests, the reexamination may not be concluded prior to the ultimate resolution of this case or such results may not assist us in our defense of this case.
We believe numerous errors were made by the court during trial and that the verdict should ultimately be reversed. However, there can be no assurance we will ultimately prevail. In the event we are prohibited from distributing DVRs we will be at a competitive disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business would likely be material.

PART II OTHER INFORMATION
In accordance with Statement of Financial Accounting Standards No. 5: “Accounting for Contingencies” (“SFAS 5”), during the three months ended March 31, 2006, we recorded $74.0 million of expense related to this verdict, in “Tivo litigation expense” on our Condensed Consolidated Statements of Operations.
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
Retailer Class Actions
During October 2000, two separate lawsuits were filed by retailers in the Arapahoe County District Court in the State of Colorado and the United States District Court for the District of Colorado, respectively, by Air Communication & Satellite, Inc. and John DeJong, et al. on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts to declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The United States District Court for the District of Colorado stayed the Federal Court action to allow the parties to pursue a

PART II OTHER INFORMATION
comprehensive adjudication of their dispute in the Arapahoe County State Court. John DeJong, d/b/a Nexwave, and Joseph Kelley, d/b/a Keltronics, subsequently intervened in the Arapahoe County Court action as plaintiffs and proposed class representatives. We have filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted a limited discovery period which ended November 15, 2004. The Court is hearing discovery related motions and has set a briefing schedule for the motion for summary judgment to begin 30 days after the ruling on those motions. A special master recently recommended that our motion for summary judgment be denied or that plaintiff be permitted to conduct additional discovery. The judge has not yet considered the special master’s recommendation. A trial date has not been set. It is not possible to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.
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
Church Communications Network, Inc.
During August 2004, Church Communications Network, Inc. (“CCN”) filed suit against us in the United States District Court for the Northern District of Alabama. The action was transferred to the United States District Court for the District of Colorado. CCN claimed approximately $20.0 million in actual damages, plus punitive damages, attorney fees and costs for, among other things, alleged breaches of two contracts, and negligent, intentional and reckless misrepresentation. On March 17, 2006, the Court granted summary judgment in our favor limiting CCN to one contract claim, and limiting damages to no more than $500,000, plus interest. Subsequently, during April 2006, we reached a settlement for an immaterial amount.
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

PART II OTHER INFORMATION
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2005 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form
10-K for 2005.
On April 13, 2006, a jury returned a verdict that we had infringed a patent held by Tivo. If we are unable to have the jury verdict reversed, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly features that we currently offer to consumers. We could also be prohibited from distributing digital video recorders, which would have a material adverse affect on our business.
On April 13, 2006, a jury determined that we willfully infringed Tivo’s patent, awarding approximately $74.0 million in damages. Consequently, the judge will be required to make a determination whether to increase the damage award to as much as approximately $230.0 million and to award attorneys fees and interest to Tivo. Tivo is also expected to seek “supplemental damages” from the judge (which could substantially exceed damages awarded to date), for the period from the date of the jury award through our appeal of the verdict and has publicly stated that it will seek an injunction against future infringement.
While the jury phase of the trial is complete, the judge has scheduled June 26 through June 28 for consideration of non-jury issues. If the judge confirms the jury verdict, an injunction prohibiting future distribution of infringing DVRs by us is likely. In that event, we would request that the trial judge, or the Court of Appeals, stay the injunction pending appeal. There can be no assurance that a stay will be issued or that modifications can be designed to avoid future infringement. If modifications are possible, they could require us to materially modify or eliminate certain user-friendly features that we currently offer to consumers.
In the event a stay is issued, we will be required to post and maintain a bond throughout the appeal process to cover the $74.0 million jury award and any other damages and fees imposed by the judge. The appeal process could take several years to conclude and the bond required could be several hundred million dollars. While we have the capacity to post such a bond, it could restrict a significant portion of our cash on hand. If we are prohibited from distributing DVRs we will be at a competitive disadvantage to our competitors and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business would likely be material.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) Exhibits.
10.1	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2006, Commission File No. 0-26176.)

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

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

David J. Rayner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 11, 2006

Exhibit Index

Exhibit No.	Description

10.1	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2006, Commission File No. 0-26176.)

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.