Form 10-K
period 2006-12-31
ECHOSTAR DBS CORP
filed 2007-03-07
CIK 1042642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
As of February 22, 2007, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

•	satellite programming signals are subject to theft; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on Federal Communications Commission (“FCC”) program access rules (which will expire this year unless extended by the FCC), and the Telecommunications Act of 1996 as Amended (“Communications Act”) to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	absent reversal of the jury verdict in our Tivo patent infringement case, and if we are unable to successfully implement alternative technology, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly digital video recorder features that we currently offer to consumers, and we could be forced to discontinue offering digital video recorders to our customers completely, any of which could have a significant adverse affect on our business;

•	if our EchoStar X satellite experienced a significant failure we could lose the ability to deliver local network channels in many markets; if our EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain CONUS programming;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite (“DBS”) system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

i

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these providers account for a significant percentage of our total new subscriber acquisitions. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments may occur in some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	EchoStar Communications Corporation (“EchoStar”), our ultimate parent company, periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2006, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this report, the words “EDBS,” the “Company,” “we,” “our,” and “us,” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “EchoStar” and “ECC” refer to Echostar Communications Corporation and its subsidiaries.

ii

PART I
Item 1. BUSINESS
Brief Description of Business
EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq Global Select Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of 11 in-orbit satellites and related FCC licenses into our subsidiaries. We refer readers of this report to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2006.
EchoStar started offering subscription television services on the DISH Network in March 1996. As of December 31, 2006, the DISH Network had approximately 13.105 million subscribers. We currently have 14 owned or leased in-orbit satellites which enable us to offer over 2,500 video and audio channels to consumers across the United States. Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer satellite antennae, or dishes. We believe that the DISH Network offers programming packages that have a better “price-to-value” relationship than packages currently offered by most other subscription television providers. We believe that there continues to be unsatisfied demand for high quality, reasonably priced television programming services.
Substantially all of EchoStar’s operations are conducted by our subsidiaries which operate two primary interrelated business units:
•	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) – which designs and develops DBS receivers, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers and others.
We have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our FCC authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
WHERE YOU CAN FIND MORE INFORMATION
We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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
We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. Our code of ethics is available on our corporate website at www.echostar.com. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.
Item 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial also may become important factors that affect us.
If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.
We compete with other subscription television service providers and traditional broadcasters, which could affect our ability to grow and increase our earnings and other operating metrics.
We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services. Many of these competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially and adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.
Cable television operators have a large, established customer base, and many cable operators have significant investments in programming. Cable television operators continue to leverage their incumbency advantages relative to satellite operators by, among other things, bundling their video service with 2-way high speed Internet access and telephone services. Cable television operators with analog systems are also able to provide service to multiple television sets within the same household at a lesser incremental cost to the consumer, and they are able to provide local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.
Some digital cable platforms currently offer a VOD service that enables subscribers to choose from a library of programming selections for viewing at their convenience. We are continuing to develop our own VOD service experience through automatic video downloads to hard drives in certain of our satellite receivers, the inclusion of broadband connectivity components in certain of our satellite receivers, and other technologies. There can be no assurance that our VOD service will successfully compare with offerings from other video providers.
News Corporation owns a 38.5% controlling interest in the DirecTV Group, Inc. (“DirecTV”). In December 2006, Liberty Media Corporation (“Liberty”) agreed to exchange its 16.3% stake in News Corporation for News Corporation’s stake in DirecTV, together with regional sports networks in Denver, Pittsburg and Seattle. The deal is expected to be completed during the second half of 2007. News Corporation and Liberty each have ownership interests in diverse world-wide programming content and other related businesses. These assets provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other business opportunities valuable to our industry.

In addition, DirecTV’s satellite receivers are sold in a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. DirecTV also offers exclusive programming, and may have access to discounts on programming, not available to us. DirecTV plans to launch two new satellites in 2007 in order to offer local and national channel programming in HD to most of the U.S. population. Although we have launched our own HD initiatives, if DirecTV fully implements these plans, they may have an additional competitive advantage.
New entrants in the subscription satellite services business would have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 13 million subscribers.
Most areas of the United States can receive between three and 10 free over the air broadcast channels, including local content most consumers consider important. The FCC has allocated additional digital spectrum to these broadcasters, which can be used to transmit multiple additional programming channels. Our business could be adversely affected by increased program offerings by traditional broadcasters.
New technologies could also have an adverse effect on the demand for our DBS services. For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks. Verizon Communications, Inc. (“Verizon”) and AT&T have begun deployment of fiber-optic networks that will allow them to offer video services bundled with traditional phone and high speed Internet directly to millions of homes. In addition, telephone companies and other entities are implementing and supporting digital video compression over existing telephone lines which may allow them to offer video services without having to build a new infrastructure. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. In addition, there are several initiatives by companies to make it easier to view Internet-based video on television and personal computer screens. We also could face competition from content and other providers who distribute video services directly to consumers via digital air waves.
Mergers, joint ventures, and alliances among franchise, wireless or private cable television operators, telephone companies and others also may result in providers capable of offering television services in competition with us.
Although we believe we currently offer consumers a compelling amount of HD programming content, other multi-channel video providers may be better equipped to increase their HD offerings to respond to increasing consumer demand for this content. For example, cable companies are able to offer local network channels in HD in more markets than we can, and DirecTV has announced that it will soon be able to offer over 150 channels of HD programming by satellite. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to effectively compete with HD program offerings from other video providers.
Increased subscriber turnover could harm our financial performance.
Our future subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from existing competitors and new entrants offering more compelling promotions, as well as new advanced products and services. Competitor bundling of video services with 2-way high speed Internet access and telephone services may also contribute more significantly to churn over time. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.

Additionally, as the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
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
In addition to new subscriber acquisition costs, we incur costs to retain existing subscribers. In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of EchoStar receiver systems under these subscriber retention programs. We also upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention and our capital expenditures related to our equipment lease program for existing subscribers will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or EchoStar receivers with other enhanced technologies, or for other reasons.
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
In addition, any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.
Satellite programming signals have been subject to theft, which could cause us to lose subscribers and revenue.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost could exceed $100.0 million.
Our local programming strategy faces uncertainty.
SHVIA generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements upon the expiration of our current retransmission consent agreements, some of which are short term.
We depend on the Cable Act for access to others’ programming.
We purchase a substantial percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers are currently set to expire in October 2007. If those rules are not extended, many popular programs may become unavailable to us, causing a loss of customers and adversely affecting our revenues and financial performance. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire programming at all or to acquire programming on a cost-effective basis. Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.
Affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws. These restrictions on our access to programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.
We depend on others to produce programming.
We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, programming costs may continue to increase. We may be unable to pass programming costs on to our customers which could have a material adverse effect on our business, financial condition and results of operations.
We face increasing competition from other distributors of foreign language programming.
We face increasing competition from other distributors of foreign language programming, including programming distributed over the Internet. There can be no assurance that we will continue to experience growth in subscribers to our foreign-language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all.
We may not be aware of certain foreign government regulations.
Because regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

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
DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1. Business — Government Regulation — FCC Regulation under the Communication Act, Other Communications Act Provisions” in the Annual Report on Form 10-K filed by ECC for the year ended December 31, 2006.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. If the verdict is upheld on appeal and we are not able to successfully implement alternative technology, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.
If the Tivo jury verdict is upheld on appeal, we could be required to pay substantial damages, and if we were not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
We currently have no commercial insurance coverage on the satellites we own.
We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the premium costs are uneconomical relative to the risk of satellite failure. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites fails. We could not, however, recover certain local markets, international and other niche programming. Further, programming continuity cannot be assured in the event of multiple satellite losses.
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
We also depend on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected during the second half of 2008. AMC-14, which is expected to commence commercial operation in early 2008, also has the capability to act as a backup for EchoStar VIII and could be launched to the 110 degree orbital location, if necessary. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
Our satellites are subject to risks related to launch.
Satellite launches are subject to significant risks, including launch failure, incorrect orbital placement or improper commercial operation. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than two years, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.
In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on our satellites” above.
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
Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our direct broadcast satellites and other satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites. Finally, the occurrence of anomalies may materially and adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. You should review the disclosures relating to satellite anomalies set forth under Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
Meteoroid events pose a potential threat to all in-orbit satellites. The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets. Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.
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
We have made substantial capital commitments to acquire additional satellite capacity and do not have firm business plans for some of this capacity; our results of operations could be materially adversely affected if we are not able to utilize all of this additional capacity.
We are significantly increasing our satellite capacity as a result of the agreements discussed above and other satellite service agreements currently under negotiation. While we are currently evaluating various opportunities to make profitable use of this capacity (including, but not limited to, increasing our international programming and other services, expanding our local and HD programming, offering fixed satellite service capacity on a wholesale commercial basis (rather than direct to consumers) and supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of the additional satellite capacity we expect to acquire. In addition, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this additional capacity. Future costs associated with this additional capacity will negatively impact our margins if we do not have sufficient growth in subscribers or in demand for new programming or services to generate revenue to offset the costs of this increased capacity.
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
Technology in the subscription television and satellite services industries changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, we could suffer a material adverse effect on our future competitive position that could cause a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 13 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system or other satellite services may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.
Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these types of employees is vigorous. We may not be able to attract and retain these employees. If we are unable to attract and maintain technically skilled employees, our competitive position could be materially and adversely affected.
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
We are controlled by one principal stockholder.
Charles W. Ergen, EchoStar’s Chairman and Chief Executive Officer, currently beneficially owns approximately 49.1% of EchoStar’s total equity securities and possesses approximately 76.8% of the total voting power. Thus, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders. As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
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
Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks in the Annual Report on  Form 10-K filed by ECC for the year ended December 31, 2006.
We depend on other telecommunications providers, independent retailers and others to solicit orders for DISH network services.
While we offer receiver systems and programming directly, a majority of our new subscriber acquisitions are generated by independent businesses offering our products and services, including small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, telecommunications providers and others. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business.
We have substantial debt outstanding and may incur additional debt.
As of December 31, 2006, our total debt, including the debt of our subsidiaries, was $5.442 billion. Our debt levels could have significant consequences, including:

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
In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.
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
In addition to our DBS business plan, we have contracts to construct, and conditional licenses and pending FCC applications for, a number of FSS Ku-band, Ka-band and extended Ku-band satellites. We may need to raise additional capital to construct, launch, and insure satellites and complete these systems and other satellites we may in the future apply to operate. We also periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital. There can be no assurance that additional financing will be available on acceptable terms, or at all.
We also have substantial satellite-related payment obligations under our various satellite service agreements.
We may be unable to manage rapidly expanding operations.
If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and results of operations. To manage our growth effectively, we must, among other things, continue to develop our internal and external sales forces, installation capability, customer service operations and information systems, and maintain our relationships with third party vendors. We also need to continue to expand, train and manage our employee base, and our management personnel must assume even greater levels of responsibility. If we are unable to continue to manage growth effectively, we may experience a decrease in subscriber growth and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations.
We cannot be certain that we will sustain profitability.
Due to the substantial expenditures necessary to complete construction, launch and deployment of our DBS system and to obtain and service DISH Network customers, we have in the past sustained significant losses. If we do not have sufficient income or other sources of cash, our ability to service our debt and pay our other obligations could be affected. While we had net income of $601.1 million, $1.137 billion and $299.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, we may not be able to sustain this profitability. Improvements in our results of operations will depend largely upon our ability to increase our customer base while maintaining our price structure, effectively managing our costs and controlling churn. We cannot assure you that we will be effective with regard to these matters.
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
EchoStar, our ultimate parent company, periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2006, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table sets forth certain information concerning the principal properties of EchoStar:

		Approximate
	Segment(s)	Square	Owned or
Description/Use/Location	Using Property	Footage	Leased
Corporate headquarters, Englewood, Colorado	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	ETC	144,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	ETC	63,000	Owned
EchoStar Data Networks engineering offices, Atlanta, Georgia	ETC	50,000	Leased
Digital broadcast operations center, Cheyenne, Wyoming	DISH Network	143,000	Owned
Digital broadcast operations center, Gilbert, Arizona	DISH Network	124,000	Owned
Regional digital broadcast operations center, Monee, Illinois	DISH Network	45,000	Owned
Regional digital broadcast operations center, New Braunsfels, Texas	DISH Network	35,000	Owned
Regional digital broadcast operations center, Quicksberg, Virginia	DISH Network	35,000	Owned
Regional digital broadcast operations center, Spokane, Washington	DISH Network	35,000	Owned
Regional digital broadcast operations center, Orange, New Jersey	DISH Network	8,800	Owned
Customer call center and data center, Littleton, Colorado	DISH Network	202,000	Owned
Service center, Spartanburg, South Carolina	DISH Network	316,000	Leased
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Alvin, Texas	DISH Network	60,000	Leased
Customer call center, Thornton, Colorado	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	250,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	209,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	44,000	Owned
Warehouse and distribution center, Baltimore, Maryland	DISH Network	37,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands	All Other	55,000	Owned
Engineering offices, Steeton, England	All Other	43,000	Owned
In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States.

Item 3. LEGAL PROCEEDINGS
Distant Network Litigation
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. We cannot predict with any degree of certainty the outcome of that appeal.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue for March 2007. We also requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case as to us is suspended pending resolution of the Thomson license defense issue.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and

Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
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
Tivo Inc.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94.0 million in “Tivo litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, the $94.0 million amount would increase by approximately $35.0 million through 2007.
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we would owe substantial additional damages and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. Trial is currently scheduled for May 2007 in Tyler, Texas. On October 2, 2006, the Patent and Trademark Office granted our petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data by satellite. Trial has been set for July 2008. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. A trial date has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Enron Commercial Paper Investment
During October 2001, we received approximately $40.0 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
             PURCHASES OF EQUITY SECURITIES
Market Information. As of February 22, 2007, all 1,015 issued and outstanding shares of our common stock were held by EchoStar Orbital Corporation (“EOC”), a direct subsidiary of EchoStar. There is currently no established trading market for our common stock.
Cash Dividend. During December 2006 and September 2005, we paid dividends of $400.0 million and $200.0 million to EOC, respectively. On February 15, 2007, EchoStar redeemed all of its outstanding 5 3/4% Convertible Subordinated Notes due 2008 at a redemption price of 101.643% of the principal amount, or $1.016 billion, plus accrued interest through the redemption date of $14.4 million. On February 15, 2007, we paid a dividend of approximately $1.031 billion to EchoStar to fund the payment of this redemption. Payment of any future dividends will depend upon our earnings and capital requirements, our debt facilities, and other factors the Board of Directors considers appropriate. Our ability to declare dividends is affected by covenants in our debt facilities.
Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Overview
During 2006, we continued to position the DISH Network as the low price leader in the U.S. pay TV industry, while at the same time offering the highest quality programming, customer service and customer choice possible. We subsidize the cost of equipment and installation, and offer other promotions, to increase our subscriber base. We also focused on increasing distribution of our highly rated DVR and HD equipment, as value ads to drive subscriber growth and retention.
As a result, our subscriber base continued to grow. That growth, together with increased average monthly revenue per subscriber, resulted in continued revenue growth. Net income and free cash flow also continued to increase.
We believe opportunity exists to continue growing our subscriber base. One of our biggest challenges, and opportunities, is to further improve operating results through better cost control and operating efficiency.
Operational Results and Goals
Adding new subscribers. During 2006, we added approximately 3.516 million new subscribers, an increase of 3.4% from 2005. We intend to continue adding new subscribers by offering compelling value-based consumer promotions. These promotions include offers of free or low cost advanced consumer electronics products, such as receivers with multiple tuners, HD receivers, DVRs, and HD DVRs, as well as programming packages which we believe generally have a better “price-to-value” relationship than packages currently offered by most other subscription television providers.
However, there are many reasons we may not be able to maintain our current rate of new subscriber growth. For example, many of our competitors are better equipped than we are to offer video services bundled with broadband and other telecommunications services. Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions.
Minimize existing customer churn. In order to continue to increase our subscriber base we must minimize our rate of customer turnover, or “churn.” Our average monthly subscriber churn rate for the year ended December 31, 2006 was approximately 1.64%. We attempt to contain churn by offering high quality customer service, low prices, and advanced products and services not available from competitors. We also require service commitments from subscribers and tailor our promotions toward subscribers desiring multiple receivers and advanced products such as receivers with multiple tuners, DVRs and HD receivers, who tend to remain our customers for longer periods. In

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
addition, we maintain disciplined credit requirements, such as requiring most new subscribers to provide a valid major credit card and to have an acceptable credit score. We also plan to continue to offer advanced products to existing customers through our lease promotions and to initiate other programs to improve our overall subscriber retention. However, there can be no assurance that these and other actions we may take to control churn will be successful.
Reduce costs. We believe that our low cost structure is one of our key competitive advantages and we continue to work aggressively to retain this position. We are attempting to control costs by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, providing better subscriber education in the use of our products and services, and enhancing our training and quality assurance programs for our in-home service and call center representatives. We believe that further standardization of EchoStar receiver systems, introduction of new installation technology and the migration away from relatively expensive and complex subscriber equipment installations may reduce in-home service and customer service calls. In addition, we hope to further reduce our customer service calls by simplifying processes such as billing and non-technical equipment issues. However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.
We also attempt to reduce subscriber acquisition and retention costs by lowering the overall cost of subsidized equipment we provide to new and existing customers and improving the cost effectiveness of our sales efforts. Our principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new and existing subscribers rather than selling systems to them at little or no cost. Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers. We are further reducing the cost of subscriber equipment through our design and deployment of EchoStar receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single receiver, thereby reducing the number of EchoStar receivers we deploy to each subscriber household.
However, our overall costs to retain existing subscribers and acquire new subscribers, including amounts expensed and capitalized, both in the aggregate and on a per subscriber basis, may materially increase in the future to the extent that we introduce more aggressive promotions or newer, more expensive consumer electronics products in response to new promotions and products offered by our competitors or for other reasons. In addition, expanded use of new compression technologies, such as MPEG-4 and 8PSK, will inevitably render some portion of our current and future EchoStar receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these receivers. While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. Our subscriber acquisition and retention costs will increase to the extent we subsidize those costs for new and existing subscribers.
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees, additional outlet fees from subscribers with multiple receivers, digital video recorder (“DVR”) fees, advertising sales, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Therefore, not all of the amounts we include in “Subscriber-related revenue” are recurring on a monthly basis. “Subscriber-related revenue” also includes revenue from equipment sales, installation and other services related to our original agreement with AT&T. Revenue from equipment sales to AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
AT&T is recognized upon completion of the services. All prior period amounts were reclassified to conform to the current period presentation.
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
During the fourth quarter 2005, we modified and extended our distribution and sales agency agreement with AT&T. We believe our overall economic return is similar under both arrangements. However, the impact of subscriber acquisition on many of our line item business metrics was substantially different under the original AT&T agreement, compared to most other sales channels (including the revised AT&T agreement).
Among other things, our “Subscriber-related revenue” has been impacted in a number of respects. Commencing in the fourth quarter 2005, new subscribers acquired under our revised AT&T agreement do not generate equipment sales, installation or other services revenue from AT&T. However, our programming services revenue is greater for subscribers acquired under the revised AT&T agreement.
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
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to our distributors, refurbishment and repair costs related to EchoStar receiver systems, subscriber retention and other variable subscriber expenses. “Subscriber-related expenses” also include the cost of equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. All prior period amounts were reclassified to conform to current period presentation.
Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or in capital expenditures, rather than in “Subscriber-related expenses.” We are continuing to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the estimated life of the subscribers acquired under the original AT&T agreement.
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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
As discussed above, under the revised AT&T agreement, equipment and installation costs previously reflected in “Subscriber-related expenses” are being included in “Subscriber acquisition costs” or in capital expenditures.
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
Prior to January 1, 2006, we calculated SAC for the period by dividing the amount of our expense line item “Subscriber acquisition costs” for the period, by our gross new DISH Network subscribers added during that period. Separately, we then disclosed our “Equivalent SAC” for the period by adding the value of equipment capitalized under our lease program for new subscribers, and other offsetting amounts, as described below, to our “Subscriber acquisition cost” expense line item prior to dividing by our gross new subscriber number. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution (“MVPD”) industry. Because our Equivalent SAC includes all of the costs of acquiring subscribers (i.e., subsidized and capitalized equipment), our management focuses on Equivalent SAC as the more comprehensive measure of how much we are spending to acquire new subscribers. As such, effective January 1, 2006, we began disclosing only “Equivalent SAC,” which we now refer to as SAC. SAC is now calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. During the first quarter of 2006, we included in our calculation of SAC the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program, as described in that Form 10-Q. Effective the second quarter of 2006, our revised SAC calculation no longer includes these benefits. Instead, these benefits are separately disclosed. All prior period SAC calculations have been revised to conform to the current period calculation.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”). It also includes outside professional fees (i.e. legal and accounting services) and other items associated with facilities and administration.
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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.”
DISH Network subscribers. We include customers obtained through direct sales, and through our retail networks, including our co-branding relationship with AT&T and other distribution relationships, in our DISH Network subscriber count. We believe our overall economic return for co-branded and traditional subscribers will be comparable. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, America’s Top 100 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended
	December 31,		Variance
Statements of Operations Data	2006	2005	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,375,516	$7,986,381	$1,389,135	17.4
Equipment sales	359,856	364,515	(4,659)	(1.3)
Other	77,375	92,273	(14,898)	(16.1)

Total revenue	9,812,747	8,443,169	1,369,578	16.2

Costs and Expenses:
Subscriber-related expenses	4,822,310	4,111,230	711,080	17.3
% of Subscriber-related revenue	51.4%	51.5%
Satellite and transmission expenses	144,931	131,559	13,372	10.2
% of Subscriber-related revenue	1.5%	1.6%
Cost of sales-equipment	282,831	272,623	10,208	3.7
% of Equipment sales	78.6%	74.8%
Cost of sales-other	7,215	22,437	(15,222)	(67.8)
Subscriber acquisition costs	1,600,912	1,495,200	105,712	7.1
General and administrative	539,630	442,290	97,340	22.0
% of Total revenue	5.5%	5.2%
Tivo litigation expense	93,969	—	93,969	NM
Depreciation and amortization	1,110,385	800,060	310,325	38.8

Total costs and expenses	8,602,183	7,275,399	1,326,784	18.2

Operating income (loss)	1,210,564	1,167,770	42,794	3.7

Other income (expense):
Interest income	121,873	34,641	87,232	NM
Interest expense, net of amounts capitalized	(389,993)	(305,265)	(84,728)	(27.8)
Gain on insurance settlement	—	134,000	(134,000)	(100.0)
Other	(7,923)	(1,807)	(6,116)	NM

Total other income (expense)	(276,043)	(138,431)	(137,612)	(99.4)

Income (loss) before income taxes	934,521	1,029,339	(94,818)	(9.2)
Income tax benefit (provision), net	(333,464)	107,274	(440,738)	NM

Net income (loss)	$601,057	$1,136,613	$(535,556)	(47.1)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.105	12.040	1.065	8.8
DISH Network subscriber additions, gross (in millions)	3.516	3.397	0.119	3.5
DISH Network subscriber additions, net (in millions)	1.065	1.135	(0.070)	(6.2)
Average monthly subscriber churn rate	1.64%	1.65%	(0.01%)	(0.6)
Average monthly revenue per subscriber (“ARPU”)	$62.47	$58.04	$4.43	7.6
Average subscriber acquisition costs per subscriber (“SAC”)	$686	$693	$(7)	(1.0)
EBITDA	$2,313,026	$2,100,023	$213,003	10.1

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of December 31, 2006, we had approximately 13.105 million DISH Network subscribers compared to approximately 12.040 million subscribers at December 31, 2005, an increase of 8.8%. DISH Network added approximately 3.516 million gross new subscribers for the year ended December 31, 2006, compared to approximately 3.397 million gross new subscribers during 2005, an increase of approximately 119,000. The increase in gross new subscribers resulted in large part from increased advertising and the effectiveness of our promotions and products during the year. A substantial majority of our gross new subscribers are acquired through our equipment lease program.
DISH Network added approximately 1.065 million net new subscribers for the year ended December 31, 2006, compared to approximately 1.135 million net new subscribers during 2005, a decrease of 6.2%. This decrease was primarily a result of subscriber churn on a larger subscriber base. As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer more attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages or more compelling consumer electronic products and services, including DVRs, VOD services, receivers with multiple tuners, HD programming, or HD and standard definition local channels. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. In addition, we will be unable to continue to grow our subscriber base at current rates if we cannot control our customer churn.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $9.376 billion for the year ended December 31, 2006, an increase of $1.389 billion or 17.4% compared to 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $62.47 during the year ended December 31, 2006 versus $58.04 during the same period in 2005. The $4.43 or 7.6% increase in ARPU was primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, revenue from increased availability of standard and HD local channels by satellite, fees earned from our DishHOME Protection Plan, and HD programming. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales. For the year ended December 31, 2006, “Equipment sales” totaled $359.9 million, a decrease of $4.7 million or 1.3% compared to 2005. This decrease principally resulted from a decline in domestic sales of DBS accessories, partially offset by an increase in sales of non-DISH Network digital receivers and related components to international customers.
While we currently have certain binding purchase orders from Bell ExpressVu and others through mid-year 2007, we anticipate that 2007 sales could decline compared to 2006. In addition, the availability of new compression technology could impact our relationship with Bell ExpressVu depending on its strategy to upgrade customers. There can be no assurance that Bell ExpressVu will continue to use our equipment in the future.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.822 billion during the year ended December 31, 2006, an increase of $711.1 million or 17.3% compared to 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers together with an increase in refurbishment and repair costs for returned EchoStar receiver systems, partially offset by the decline in costs associated with installation and other services related to our original agreement with AT&T. “Subscriber-related expenses” represented 51.4% and 51.5% of “Subscriber-related revenue” for the years ended December 31, 2006 and 2005, respectively.
In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
successful in growing our subscriber base. In addition, because programmers continue to raise the price of content, our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” could materially increase absent corresponding price increases in our DISH Network programming packages.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $144.9 million during the year ended December 31, 2006, an increase of $13.4 million or 10.2% compared to 2005. This increase primarily resulted from higher operational costs associated with our capital leases of AMC-15 and AMC-16. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched. “Satellite and transmission expenses” totaled 1.5% and 1.6% of “Subscriber-related revenue” during the years ended December 31, 2006 and 2005, respectively.
Cost of sales – equipment. “Cost of sales – equipment” totaled $282.8 million during the year ended December 31, 2006, an increase of $10.2 million or 3.7% compared to 2005. This increase primarily resulted from an increase in charges for defective, slow moving and obsolete inventory. “Cost of sales – equipment” represented 78.6% and 74.8% of “Equipment sales,” during the years ended December 31, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher charges for defective, slow moving and obsolete inventory in 2006.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.601 billion for the year ended December 31, 2006, an increase of $105.7 million or 7.1% compared to 2005. The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs. This increase was also attributable to higher installation and acquisition advertising costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers. The introduction of new equipment resulted in a decrease in our cost per installation during 2006 compared to 2005; however, as a result of increased volume, our overall installation expense increased.
SAC. SAC was $686 during the year ended December 31, 2006 compared to $693 during 2005, a decrease of $7, or 1.0%. This decrease was primarily attributable to the equipment redeployment benefits of our equipment lease programs, discussed below, and lower average equipment and installation costs, partially offset by a decline in the number of co-branded subscribers acquired under our original AT&T agreement and higher acquisition advertising costs. As previously discussed, the calculation of SAC for prior periods has been revised to conform to the current year presentation.
Our principal method for reducing the cost of subscriber equipment, which is included in SAC, is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Upon termination of service, lease subscribers are required to return the leased equipment to us or be charged for the equipment. Leased equipment that is returned to us which we redeploy to new lease customers, results in reduced capital expenditures, and thus reduced SAC.
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the year ended December 31, 2006 compared to 2005. During the years ended December 31, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled $816.5 million and $861.5 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, increased redeployment of equipment returned by disconnecting lease program subscribers, and a reduction in accessory costs related to the introduction of less costly installation technology and our migration away from relatively expensive and complex subscriber equipment installations. Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2006 and 2005, these amounts totaled $120.5 million and $86.1 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.
General and administrative expenses. “General and administrative expenses” totaled $539.6 million during the year ended December 31, 2006, an increase of $97.3 million or 22.0% compared to 2005. This increase was primarily attributable to increased personnel and related costs to support the growth of the DISH Network, including, among other things, non-cash, stock-based compensation expense recorded related to the adoption of SFAS 123R, outside professional fees and non-income based taxes. “General and administrative expenses” represented 5.5% and 5.2% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to increased infrastructure expenses to support the growth of the DISH Network, discussed above.
Tivo litigation expense. We recorded $94.0 million of “Tivo litigation expense” during the year ended December 31, 2006 as a result of the jury verdict in the Tivo lawsuit. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, only the expense related to the original judgment has been accrued.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.110 billion during the year ended December 31, 2006, an increase of $310.3 million or 38.8% compared to 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $121.9 million during the year ended December 31, 2006, an increase of $87.2 million compared to 2005. This increase principally resulted from higher cash and marketable investment securities balances and higher total percentage returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $390.0 million during the year ended December 31, 2006, an increase of $84.7 million or 27.8% compared to 2005. This increase primarily resulted from a net increase in interest expense of $65.1 million related to the issuance of additional senior debt during 2006, net of redemptions, and an increase in prepayment premiums and write-off of debt issuance costs totaling $28.7 million, related to the redemption of certain outstanding senior debt during 2006. This increase was partially offset by an increase in capitalized interest on construction of satellites.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.313 billion during the year ended December 31, 2006, an increase of $213.0 million or 10.1% compared to 2005. EBITDA for the year ended December 31, 2005 was favorably impacted by the $134.0 million “Gain on insurance settlement” and the year ended December 31, 2006 was negatively impacted by the $94.0 million “Tivo litigation expense.” Absent these items, our EBITDA for the year ended December 31, 2006 would have been $441.0 million or 22.4% higher than EBITDA in 2005. The increase in EBITDA (excluding these items) was primarily attributable to changes in operating revenues and expenses discussed above.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)
EBITDA	$2,313,026	$2,100,023
Less:
Interest expense, net	268,120	270,624
Income tax provision (benefit), net	333,464	(107,274)
Depreciation and amortization	1,110,385	800,060

Net income (loss)	$601,057	$1,136,613

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
Income tax benefit (provision), net. Our income tax provision was $333.5 million during the year ended December 31, 2006 compared to a benefit of $107.3 million during 2005. The income tax benefit for the year ended December 31, 2005 included credits of $185.2 million and $287.1 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance. The year ended December 31, 2006 includes a credit of $6.7 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006, includes a credit of $4.8 million related to amended state filings. During 2007, we expect our income tax provision to reflect statutory Federal and state tax rates.

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(346,993)	$(385,190)
Less:
Valuation allowance reversal	—	(185,200)
Current year valuation allowance activity	(11,109)	(287,100)
Deferred tax asset for filed returns	9,065	(20,164)
Prior period adjustments to state NOLs	(6,654)	—
Amended state filings	(4,831)	—

Income tax benefit (provision), net	$(333,464)	$107,274

Net income (loss). Net income was $601.1 million during the year ended December 31, 2006, a decrease of $535.6 million compared to $1.137 billion in 2005. Net income for the year ended December 31, 2005 was favorably impacted by the $472.3 million reversal of our recorded valuation allowance for deferred tax assets and the $134.0 million “Gain on insurance settlement.” Net income for the year ended December 31, 2006 was unfavorably impacted by the Tivo litigation charge discussed above.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

	For the Years Ended
	December 31,		Variance
Statements of Operations Data	2005	2004	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,986,381	$6,692,195	$1,294,186	19.3
Equipment sales	364,515	360,927	3,588	1.0
Other	92,273	97,161	(4,888)	(5.0)

Total revenue	8,443,169	7,150,283	1,292,886	18.1

Costs and Expenses:
Subscriber-related expenses	4,111,230	3,631,730	479,500	13.2
% of Subscriber-related revenue	51.5%	54.3%
Satellite and transmission expenses	131,559	107,587	23,972	22.3
% of Subscriber-related revenue	1.6%	1.6%
Cost of sales-equipment	272,623	259,736	12,887	5.0
% of Equipment sales	74.8%	72.0%
Cost of sales-other	22,437	30,302	(7,865)	(26.0)
Subscriber acquisition costs	1,495,200	1,531,843	(36,643)	(2.4)
General and administrative	442,290	381,753	60,537	15.9
% of Total revenue	5.2%	5.3%
Depreciation and amortization	800,060	493,358	306,702	62.2

Total costs and expenses	7,275,399	6,436,309	839,090	13.0

Operating income (loss)	1,167,770	713,974	453,796	63.6

Other income (expense):
Interest income	34,641	30,609	4,032	13.2
Interest expense, net of amounts capitalized	(305,265)	(433,364)	128,099	29.6
Gain on insurance settlement	134,000	—	134,000	NM
Other	(1,807)	(741)	(1,066)	NM

Total other income (expense)	(138,431)	(403,496)	265,065	65.7

Income (loss) before income taxes	1,029,339	310,478	718,861	NM
Income tax benefit (provision), net	107,274	(11,065)	118,339	NM

Net income (loss)	$1,136,613	$299,413	$837,200	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	12.040	10.905	1.135	10.4
DISH Network subscriber additions, gross (in millions)	3.397	3.441	(0.044)	(1.3)
DISH Network subscriber additions, net (in millions)	1.135	1.480	(0.345)	(23.3)
Average monthly subscriber churn rate	1.65%	1.62%	0.03%	1.9
Average monthly revenue per subscriber (“ARPU”)	$58.04	$55.00	$3.04	5.5
Average subscriber acquisition costs per subscriber (“SAC”)	$693	$611	$82	13.4
EBITDA	$2,100,023	$1,206,591	$893,432	74.0

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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $7.986 billion for the year ended December 31, 2005, an increase of $1.294 billion or 19.3% compared to 2004. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $58.04 during the year ended December 31, 2005 versus $55.00 during the same period in 2004. The $3.04 or 5.5% increase in monthly average revenue per DISH Network subscriber is primarily attributable to price increases in February 2005 and 2004 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, availability of local channels by satellite and fees for DVRs. This increase was also attributable to our relationship with AT&T, including revenues from equipment sales, installation and other services related to that agreement. These improvements in ARPU were partially offset by an increase in our free and discounted programming promotions. We provided local channels by satellite in 164 markets as of December 31, 2005 compared to 152 markets as of December 31, 2004. We regularly have promotions to acquire new DISH Network subscribers which provide free and/or discounted programming that negatively impact ARPU.
Equipment sales. For the year ended December 31, 2005, “Equipment sales” totaled $364.5 million, an increase of $3.6 million or 1.0% compared to the same period during 2004. This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider, partially offset by decreases in sales of DBS accessories domestically.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.111 billion during the year ended December 31, 2005, an increase of $479.5 million or 13.2% compared to 2004. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers, which resulted in increased expenses to support the DISH Network. “Subscriber-related expenses” represented 51.5% and 54.3% of “Subscriber-related revenue” during the years ended December 31, 2005 and 2004, respectively. The decrease in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related revenue” and an increase in the number of DISH Network subscribers participating in our lease program for existing subscribers. Since certain subscriber retention costs associated with this program are capitalized rather than expensed, our “Subscriber-related expenses” decreased and our capital expenditures increased. The decrease in the ratio also resulted from improved efficiencies associated with our installation and in-home service operations. The decrease in this expense to revenue ratio was partially offset by increases in cost associated with deferred equipment sales, installation and other services related to our relationship under our prior agreement with AT&T. The decrease in the ratio was also partially offset by $15.7 million more in charges during 2005 compared to 2004 for the replacement of smart cards.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $131.6 million during the year ended December 31, 2005, an increase of $24.0 million or 22.3% compared to 2004. This increase primarily resulted from commencement of service and operational costs associated with the increasing number of markets in which we offer local broadcast channels by satellite as previously discussed, increases in our satellite lease payment obligations for AMC-2, and operational costs associated with our capital leases of AMC-15 and AMC-16 which commenced commercial operation in January and February 2005, respectively. “Satellite and transmission expenses” totaled 1.6% of “Subscriber-related revenue” during each of the years ended December 31, 2005 and

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
2004. These expenses will increase further in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $272.6 million during the year ended December 31, 2005, an increase of $12.9 million or 5.0% compared to 2004. This increase related primarily to the increase in sales of non-DISH Network digital receivers and related components to an international DBS service provider. Charges for slow moving and obsolete inventory were lower during 2005 compared to 2004. This difference, together with the decrease in sales of DBS accessories domestically discussed above, partially offset the amount of the increase. “Cost of sales – equipment” represented 74.8% and 72.0% of “Equipment sales,” during the years ended December 31, 2005 and 2004, respectively. The increase in the expense to revenue ratio principally related to a decline in margins on sales to the international DBS service provider and on sales of DBS accessories domestically. This increase was partially offset by the lower 2005 charges for slow moving and obsolete inventory.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.495 billion for the year ended December 31, 2005, a decrease of $36.6 million or 2.4% compared to 2004. The decrease in “Subscriber acquisition costs” was attributable to a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers, partially offset by an increase in the number of non co-branded subscribers acquired and an increase in acquisition advertising.
SAC. SAC was $693 during the year ended December 31, 2005 compared to $611 during 2004, an increase of $82, or 13.4%. This increase was primarily attributable to a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs and a greater number of DISH Network subscribers activating higher priced advanced products, such as receivers with multiple tuners, DVRs and HD receivers. Activation of these more advanced and complex products also resulted in higher installation costs during 2005 as compared to 2004. The increase in SAC was also attributable to higher costs for acquisition advertising and promotional incentives paid to our independent dealer network.
Penetration of our equipment lease program for new subscribers increased during 2005 compared to 2004. The value of equipment capitalized under our lease program for new subscribers totaled approximately $861.5 million and $574.8 million for the year ended December 31, 2005 and 2004, respectively. The increase in leased equipment and related reduction in subsidized equipment sales caused our capital expenditures to increase, while our “Subscriber acquisition costs” declined.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2005 and 2004, these amounts totaled $86.1 million and $60.8 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $442.3 million during the year ended December 31, 2005, an increase of $60.5 million or 15.9% compared to 2004. The increase in “General and administrative expenses” was primarily attributable to increased personnel and infrastructure expenses to support the growth of the DISH Network. “General and administrative expenses” represented 5.2% and 5.3% of “Total revenue” during the years ended December 31, 2005 and 2004, respectively. The decrease in this expense to revenue ratio resulted primarily from “Total revenue” increasing at a higher rate than our “General and administrative expenses.”
Depreciation and amortization. “Depreciation and amortization” expense totaled $800.1 million during the year ended December 31, 2005, an increase of $306.7 million or 62.2% compared to 2004. The increase in “Depreciation and amortization” expense was primarily attributable to additional depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs and other depreciable assets placed in service to support the DISH Network. Further, depreciation of our AMC-15 and AMC-16 satellites, which commenced commercial operation during January and February 2005, respectively, contributed to this increase.
Interest expense, net of amounts capitalized. “Interest expense” totaled $305.3 million during the year ended December 31, 2005, a decrease of $128.1 million or 29.6% compared to 2004. This decrease primarily resulted from

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
a decrease in prepayment premiums and write-off of debt issuance costs totaling $134.4 million, and a net reduction in interest expense of $40.2 million related to the redemption, repurchases and refinancing of our previously outstanding senior debt which occurred during 2004. This decrease was partially offset by $38.0 million of additional interest expense during 2005 associated with our capital lease obligations for the AMC-15 and AMC-16 satellites.
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
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.100 billion during the year ended December 31, 2005, an increase of $893.4 million or 74.0% compared to $1.207 billion during 2004. The increase in EBITDA was primarily attributable to the changes in operating revenues and expenses discussed above.
The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)
EBITDA	$2,100,023	$1,206,591
Less:
Interest expense, net	270,624	402,755
Income tax provision (benefit), net	(107,274)	11,065
Depreciation and amortization	800,060	493,358

Net income (loss)	$1,136,613	$299,413

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
Income tax benefit (provision), net. Our income tax benefit was $107.3 million during the year ended December 31, 2005 compared to an income tax provision of $11.1 million during 2004. This decrease was primarily related to credits of $185.2 million and $287.1 million to our provision for income taxes in 2005 resulting from the reversal and current year activity, respectively, of our recorded valuation allowance for those deferred tax assets that we believed were more likely than not to be realizable.

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)
Adjusted income tax benefit (provision), net	$(385,190)	$(119,877)
Less:
Valuation allowance reversal	(185,200)	—
Current year valuation allowance activity	(287,100)	(106,766)
Deferred tax asset for filed returns	(20,164)	(20,46)

Income tax benefit (provision), net	$107,274	$(11,065)

Net income (loss). “Net income” was $1.137 billion during the year ended December 31, 2005, an increase of $837.2 million compared to $299.4 million for 2004. The increase was primarily attributable to the reversal of our recorded valuation allowance for deferred tax assets, higher “Operating income,” the “Gain on insurance settlement” and lower “Interest expense, net of amounts capitalized.”

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of December 31, 2006, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $2.521 billion which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2006 of 5.4%. A hypothetical 10.0% decrease in interest rates would result in a decrease of approximately $12.2 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At December 31, 2006, all of the $2.521 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.
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
During the year ended December 31, 2006, our portfolio generally has experienced and continues to experience volatility. If the fair value of our marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets including equity interests which we generally receive in exchange for non-cash consideration. We account for such unconsolidated investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2006, we had $53.3 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments of accounted for under the cost method. During the year ended December 31, 2006, we did not record any impairment charges with respect to these investments.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
As of December 31, 2006, we had $5.037 billion of fixed-rate debt, mortgages and other notes payable, excluding capital lease obligations, with an estimated fair value of approximately $4.988 billion using quoted market prices where available. The fair value of our fixed-rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10.0% decrease in assumed interest rates would increase the fair value of our debt by approximately $172.9 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2006, a hypothetical 10.0% increase in assumed interest rates would increase our annual interest expense by approximately $33.2 million.
In general, we have not used derivative financial instruments for hedging or speculative purposes.
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
Item 9B. OTHER INFORMATION
None.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)   The following documents are filed as part of this report:

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No.333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed February 3, 2006, Commission File No.0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed October 18, 2006, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234). **

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

10.4*	Amended and Restated EchoStar 1999 Stock Incentive Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.5*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.6*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.7*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.8*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.9*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.10*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.11*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

Exhibit No.	Description
10.12*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.13*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File
No.0-26176).

10.14*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.15*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.19*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.20*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.21*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.22*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.23*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.24*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.25*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description
10.26*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.27*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.28*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.29*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.30*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.31*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.32*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.33*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.34*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.35*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.36*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.37*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2006, Commission File No.0-26176).

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: March 6, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer and Director	March 6, 2007
Charles W. Ergen	(Principal Executive Officer)

/s/ Bernard L. Han	Executive Vice President and Chief Financial Officer	March 6, 2007
Bernard L. Han	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 6, 2007
James DeFranco

/s/ David K. Moskowitz	Director	March 6, 2007
David K. Moskowitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
EchoStar DBS Corporation:
We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As described in note 2 to the accompanying consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. In accordance with the transition provisions of SAB No. 108, the Company recorded a $62.3 million cumulative increase, net of tax, to accumulated deficit as of January 1, 2006. As discussed in note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
KPMG LLP
Denver, Colorado
March 5, 2007

ECHOSTAR DBS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,667,130	$582,386
Marketable investment securities	697,646	417,142
Trade accounts receivable, net of allowance for uncollectible accounts of $14,205 and $8,799, respectively	665,374	477,216
Advances to affiliates	107,834	172,658
Inventories, net	237,493	221,279
Current deferred tax assets (Note 6)	280,325	416,787
Other current assets	102,433	113,576

Total current assets	3,758,235	2,401,044
Restricted cash and marketable investment securities	156,503	3,305
Property and equipment, net (Note 4)	3,500,155	3,206,415
FCC authorizations	705,228	705,246
Intangible assets, net (Note 2)	189,905	226,582
Other noncurrent assets, net	117,947	159,831

Total assets	$8,427,973	$6,702,423

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$257,460	$220,141
Advances from affiliates	128,568	52,092
Deferred revenue and other	819,773	757,173
Accrued programming	913,687	681,500
Other accrued expenses	528,936	396,504
Current portion of capital lease and other long-term obligations (Note 5)	38,435	36,380

Total current liabilities	2,686,859	2,143,790

Long-term obligations, net of current portion:
9 1/8% Senior Notes due 2009	—	441,964
Floating Rate Senior Notes due 2008	—	500,000
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	—
7% Senior Notes due 2013	500,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 5)	403,526	431,223
Deferred tax liability	318,219	216,663
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	275,131	224,174

Total long-term obligations, net of current portion	5,996,876	4,814,024

Total liabilities	8,683,735	6,957,814

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,032,925	1,011,343
Accumulated other comprehensive income (loss)	254	(180)
Accumulated earnings (deficit)	(1,288,941)	(1,266,554)

Total stockholder’s equity (deficit)	(255,762)	(255,391)

Total liabilities and stockholder’s equity (deficit)	$8,427,973	$6,702,423

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Subscriber-related revenue	$9,375,516	$7,986,381	$6,692,195
Equipment sales	359,856	364,515	360,927
Other	77,375	92,273	97,161

Total revenue	9,812,747	8,443,169	7,150,283

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 4)	4,822,310	4,111,230	3,631,730
Satellite and transmission expenses (exclusive of depreciation shown below — Note 4)	144,931	131,559	107,587
Cost of sales-equipment	282,831	272,623	259,736
Cost of sales - other	7,215	22,437	30,302
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 4)	138,721	130,680	467,587
Other subscriber promotion subsidies	1,246,836	1,180,516	925,195
Subscriber acquisition advertising	215,355	184,004	139,061

Total subscriber acquisition costs	1,600,912	1,495,200	1,531,843
General and administrative	539,630	442,290	381,753
Tivo litigation expense	93,969	—	—
Depreciation and amortization (Note 4)	1,110,385	800,060	493,358

Total costs and expenses	8,602,183	7,275,399	6,436,309

Operating income (loss)	1,210,564	1,167,770	713,974

Other income (expense):
Interest income	121,873	34,641	30,609
Interest expense, net of amounts capitalized	(389,993)	(305,265)	(433,364)
Gain on insurance settlement	—	134,000	—
Other	(7,923)	(1,807)	(741)

Total other income (expense)	(276,043)	(138,431)	(403,496)

Income (loss) before income taxes	934,521	1,029,339	310,478
Income tax benefit (provision), net (Note 6)	(333,464)	107,274	(11,065)

Net income (loss)	$601,057	$1,136,613	$299,413

Foreign currency translation adjustment	167	(155)	(48)
Unrealized holding gains (losses) on available-for-sale securities	401	1,024	(1,793)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(134)	232	—

Comprehensive income (loss)	$601,491	$1,137,714	$297,572

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)

				Accumulated
				Deficit and
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Total
Balance, December 31, 2003	1	$—	$929,756	$(2,002,020)	$(1,072,264)

Deferred stock-based compensation recognized	—	—	1,180	—	1,180
Reversal of deferred tax asset for book stock-based compensation that exceeded the related tax deduction	—	—	(1,934)	—	(1,934)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	(1,793)	(1,793)
Foreign currency translation	—	—	—	(48)	(48)
Dividend to EOC	—	—	—	(500,000)	(500,000)
Net income (loss)	—	—	—	299,413	299,413

Balance, December 31, 2004	$1	$—	$929,002	$(2,204,448)	$(1,275,446)

Deferred stock-based compensation recognized	—	—	302	—	302
Reversal of valuation allowance associated with stock compensation and tax benefits	—	—	82,039	—	82,039
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	232	232
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	1,024	1,024
Foreign currency translation	—	—	—	(155)	(155)
Dividend to EOC	—	—	—	(200,000)	(200,000)
Net income (loss)	—	—	—	1,136,613	1,136,613

Balance, December 31, 2005	$1	$—	$1,011,343	$(1,266,734)	$(255,391)

SAB 108 adjustments, net of tax of $37.4 million (Note 2)	—	—	—	(62,345)	(62,345)
Capital distribution to affiliate	—	—	—	(161,099)	(161,099)
Stock-based compensation, net of tax	—	—	21,360	—	21,360
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(134)	(134)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	401	401
Foreign currency translation	—	—	—	167	167
Dividend to EOC (Note 13)	—	—	—	(400,000)	(400,000)
Other	—	—	222	—	222
Net income (loss)	—	—	—	601,057	601,057

Balance, December 31, 2006	1	$—	$1,032,925	$(1,288,687)	$(255,762)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$601,057	$1,136,613	$299,413
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,110,385	800,060	493,358
Gain on insurance settlement	—	(134,000)	—
Non-cash, stock-based compensation recognized	17,435	302	1,180
Deferred tax expense (benefit) (Note 6)	267,874	(143,247)	4,790
Amortization of debt discount and deferred financing costs	7,149	3,427	19,411
Other, net	(4,386)	(534)	710
Change in noncurrent assets	54,955	21,757	(114,888)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	50,956	(31,298)	109,522
Changes in current assets and current liabilities:
Trade accounts receivable	(193,564)	(5,530)	(123,051)
Allowance for doubtful accounts	5,406	370	277
Advances to affiliates	64,824	(141,203)	(31,455)
Inventories	16,707	71,972	(73,428)
Other current assets	11,144	(18,316)	(62,795)
Trade accounts payable	37,319	(20,597)	69,078
Advances from affiliates	76,476	11,632	39,815
Deferred revenue and other	62,600	162	211,656
Accrued programming and other accrued expenses	314,095	161,175	177,248

Net cash flows from operating activities	2,500,432	1,712,745	1,020,841

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,865,225)	(626,577)	(1,524,017)
Sales and maturities of marketable investment securities	1,480,723	424,734	3,237,054
Purchases of property and equipment	(1,429,957)	(1,392,708)	(892,572)
Proceeds from insurance settlement	—	240,000	—
Change in cash reserved for satellite insurance	—	—	176,843
Change in restricted cash and marketable investment securities	(48,799)	(3,305)	20
Asset acquisition	—	—	(238,610)
FCC auction deposits	—	—	(6,100)
Purchase of FCC licenses	—	(8,961)	—
Purchase of technology-based intangibles	—	(25,500)	—
Purchase of strategic investments included in noncurrent assets	(560)	—	—
Other	(843)	(7)	91

Net cash flows from investing activities	(1,864,661)	(1,392,324)	752,709

Cash Flows From Financing Activities:
Proceeds from issuance of 7 1/8% Senior Notes due 2016	1,500,000	—	—
Proceeds from issuance of 7% Senior Notes due 2013	500,000	—	—
Proceeds from issuance of 6 5/8% Senior Notes due 2014	—	—	1,000,000
Non-interest bearing advances from (to) affiliates	—	—	(289,000)
Redemption of Floating Rate Senior Notes due 2008	(500,000)	—	—
Redemption of 10 3/8% Senior Notes due 2007	—	—	(1,000,000)
Redemption of 9 3/8% Senior Notes due 2009	—	—	(1,423,351)
Redemption and repurchases of 9 1/8% Senior Notes due 2009, respectively	(441,964)	(4,189)	(8,847)
Deferred debt issuance costs	(14,210)	—	(3,159)
Dividend to EOC (Note 13)	(400,000)	(200,000)	(500,000)
Capital distribution to affiliate	(161,099)	—	—
Repayment of capital lease obligations, mortgages and other notes payable	(40,642)	(45,826)	(5,376)
Tax benefits recognized on stock option exercies	6,888	—	—

Net cash flows from financing activities	448,973	(250,015)	(2,229,733)

Net increase (decrease) in cash and cash equivalents	1,084,744	70,406	(456,183)
Cash and cash equivalents, beginning of period	582,386	511,980	968,163

Cash and cash equivalents, end of period	$1,667,130	$582,386	$511,980

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of EchoStar Communications Corporation (“EchoStar” or “ECC”), a publicly traded company listed on the Nasdaq Global Select Market. EDBS was formed under Colorado law in January 1996. EchoStar has placed ownership of 11 in-orbit satellites and related FCC licenses into our subsidiaries.
Principal Business
Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include two primary interrelated business units:
•	The DISH Network — which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS receivers, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “EchoStar receiver systems.” ETC also designs, develops and distributes similar equipment for international satellite service providers and others.
We have deployed substantial resources to develop the “EchoStar DBS System.” The EchoStar DBS System consists of our Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, EchoStar receiver systems, digital broadcast operations centers, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi channel video programming distribution (“MVPD”) industry.
Organization and Legal Structure
Substantially all of EchoStar’s operations are conducted by our subsidiaries. The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2006:

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Referred to
Legal Entity	Herein As	Parent
EchoStar Communications Corporation.	ECC	Publicly owned
EchoStar Orbital Corporation.	EOC	ECC
EchoStar Orbital Corporation II.	EOC II	EOC
EchoStar DBS Corporation.	EDBS	EOC
EchoStar Satellite L.L.C.	ESLLC	EDBS
EchoStar Satellite Operating Corporation	SATCO	ESLLC
Echosphere L.L.C.	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C.	DNSLLC	EDBS
As of December 31, 2006, all of EchoStar’s DBS FCC licenses and 11 of its in-orbit satellites were owned by one of our subsidiaries. EchoStar XI and our Ka-band satellites are held in EOC II, our sister company. EchoStar’s satellite lease contracts are also held by one of our subsidiaries.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other miscellaneous income and expense. Net transaction gains (losses) during 2006, 2005 and 2004 were not significant.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Statements of Cash Flows Data
The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash paid for interest	$345,296	$299,062	$358,841
Capitalized interest	12,079	—	—
Cash received for interest	121,873	34,641	30,609
Cash paid for income taxes	14,903	15,498	2,727
Capital distribution for EchoStar X to EOC	161,099	—	—
Assumption of net operating liabilities in asset acquisition	—	—	25,685
Assumption of long-term deferred revenue	—	—	52,727
Satellite financed under capital lease obligations	—	191,950	286,605
Reduction in satellite vendor financing	—	—	13,712
Satellite and other vendor financing	15,000	1,940	6,519
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2006 and 2005 consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
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

	As of December 31, 2006
	Less than Six Months		Six to Nine Months		Nine Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Government bonds	$75,572	$(227)	$—	$—	$26,211	$(12)	$101,783	$(239)

	As of December 31, 2005

Government bonds	$—	$—	$—	$—	$92,341	$(662)	$92,341	$(662)

Government Bonds. We believe the unrealized losses on our government bonds were caused primarily by interest rate

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
increases. At December 31, 2006 and 2005, maturities on these government bonds ranged from one to eight months. We have the ability and intent to hold these investments until maturity when the Government is required to redeem them at their full face value. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006.
Other Non-Marketable Securities. We also have strategic investments in certain non-marketable equity securities including equity interests which we generally receive in exchange for non-cash consideration which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. We account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2006 and 2005, we had $53.3 million and $52.7 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively, accounted for under the cost method. During the years ended December 31, 2006, 2005 and 2004, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable investment securities.
Our ability to realize value from our strategic investments in companies that are not publicly traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
Restricted Cash and Marketable Investment Securities. As of December 31, 2006 and 2005, restricted cash and marketable investment securities included amounts set aside as collateral for investments in marketable securities and our letters of credit. Additionally, restricted cash and marketable investment securities as of December 31, 2006 included $101.3 million in escrow related to our litigation with Tivo.
The major components of marketable investment securities and restricted cash are as follows:

	Marketable Investment Securities		Restricted Cash
	As of December 31,		As of December 31,
	2006	2005	2006	2005
	(In thousands)
Government bonds	$237,814	$92,341	$137,723	$—
Corporate notes and bonds	459,832	324,801	—	—
Restricted cash	—	—	18,780	3,305

	$697,646	$417,142	$156,503	$3,305

As of December 31, 2006, marketable investment securities and restricted cash include debt securities of $593.0 million with contractual maturities of one year or less and $104.6 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of December 31,
	2006	2005
	(In thousands)
Finished goods — DBS	$132,533	$140,797
Raw materials	49,958	55,034
Work-in-process — service repair and refurbishment	51,870	23,699
Work-in-process — new	14,203	10,934
Consignment	1,669	802
Inventory allowance	(12,740)	(9,987)

Inventories, net	$237,493	$221,279

Property and Equipment
Property and equipment are stated at cost. Cost includes capitalized interest of approximately $12.1 million during the year ended December 31, 2006. We did not record any capitalized interest during the years ended December 31, 2005 and 2004. The costs of satellites under construction including certain amounts prepaid under our satellite service agreements are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.
Long-Lived Assets
We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.
Goodwill and Intangible Assets
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist primarily of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
•	FCC spectrum is a non-depleting asset;

•	Existing DBS licenses are integral to our business and will contribute to cash flows indefinitely;

•	Replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	Maintenance expenditures in order to obtain future cash flows are not significant;

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	DBS licenses are not technologically dependent; and

•	We intend to use these assets indefinitely.
In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset” (“EITF 02-7”), we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2006, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.
As of December 31, 2006 and 2005, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2006		December 31, 2005
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$189,286	$(45,842)	$189,286	$(29,667)
Customer relationships	73,298	(50,142)	73,298	(31,818)
Technology-based	25,500	(5,555)	25,500	(3,377)

Total	$288,084	$(101,539)	$288,084	$(64,862)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to twelve years, was $36.7 million and $37.9 million for the years ended December 31, 2006 and 2005, respectively. The aggregate amortization expense is estimated to be $36.1 million for 2007, $22.5 million for 2008, $17.7 million annually for each of the years 2009 through 2011 and $74.9 million thereafter.
The excess of our investments in consolidated subsidiaries over net tangible and intangible asset value at acquisition is recorded as goodwill. As of December 31, 2006 and 2005, we had $3.4 million of goodwill. In conducting our annual impairment test in 2006, we determined that the carrying amount of our goodwill was not impaired.
Smart Card Replacement
We use microchips embedded in credit card-sized access cards, called “smart cards,” or in security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals.
As of December 31, 2006, we did not have any accrual for future smart card replacement. At the time, if ever, that we determine existing smart cards will be replaced again, we would accrue a liability for the estimated cost to replace those cards in receivers sold to and owned by subscribers. That cost estimate would be based on the number of cards expected to be replaced, taking into account a number of variables, including the cost of the cards and historical subscriber churn trends. With respect to receivers we lease, we would record the expenses of replacement as incurred. The total replacement cost could exceed $100.0 million.
Long-Term Deferred Revenue, Distribution and Carriage Payments
Certain programmers provide us up-front payments. Such amounts are deferred and in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
We receive equity interests in content providers in consideration for or in conjunction with affiliation agreements. We account for these equity interests received in accordance with Emerging Issues Task Force Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”). During the years ended December 31, 2006, 2005 and 2004, we made cash payments and entered into agreements and in 2004 assumed certain liabilities in exchange for equity interests in certain entities.
During 2004, we entered into an agreement in exchange for an equity interest in a certain entity and recorded $52.7 million related to the fair value of the equity interest in “Other noncurrent assets”. We account for this unconsolidated investment under the cost method of accounting. The value of the equity interest was recorded as a deferred credit and is being recognized as reductions to “Subscriber-related expenses” ratably as our actual costs are incurred under the related agreement in accordance with the guidance under EITF 02-16. These deferred credits are included as a component of current “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” in our Consolidated Balance Sheets.
Sales Taxes
In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), we account for sales taxes imposed on our goods and services on a net basis in our “Consolidated Statements of Operations and Comprehensive Income (Loss).” Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.
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
Fair Value of Financial Instruments
Fair values for our publicly traded debt securities are based on quoted market prices. The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions, among other things, regarding credit spreads, and the impact of these factors on the value of the notes.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The following table summarizes the book and fair values of our debt facilities at December 31, 2006 and 2005:

	As of December 31, 2006		As of December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
9 1/8% Senior Notes due 2009 (1)	—	—	441,964	462,405
Floating Rate Senior Notes due 2008 (1)	—	—	500,000	510,000
5 3/4% Senior Notes due 2008	1,000,000	993,750	1,000,000	980,000
6 3/8% Senior Notes due 2011	1,000,000	993,750	1,000,000	968,650
6 5/8% Senior Notes due 2014	1,000,000	971,250	1,000,000	958,750
7 1/8% Senior Notes due 2016	1,500,000	1,494,375	—	—
7 % Senior Notes due 2013	500,000	497,500	—	—
Mortgages and other notes payable	37,019	37,019	29,541	29,541

Subtotal	5,037,019	4,987,644	3,971,505	3,909,346
Capital lease obligations (2)	404,942	N/A	438,062	N/A

Total	$5,441,961	$4,987,644	$4,409,567	$3,909,346

(1)	The 9 1/8% Senior Notes due 2009 and the Floating Rate Senior Notes due 2008 were redeemed on February 17, 2006 and October 2, 2006, respectively.

(2)	Pursuant to SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases is not required.
As of December 31, 2006 and 2005, the book value approximates fair value for cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature. Also, the book value is equal to fair value for marketable securities as of December 31, 2006 and 2005.
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 5).
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Programming payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the Consolidated Balance Sheets until earned. For certain of our promotions relating to EchoStar receiver systems, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over 48 to 60 months, depending on whether the fee is received from existing or new subscribers. Revenue from advertising sales is recognized when the related services are performed.
Subscriber fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs, our DishHOME Protection Plan and other services are recognized as revenue, monthly as earned. Revenue from equipment sales is recognized upon shipment to customers.
Revenue from equipment sales to AT&T pursuant to our original agreement with AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the original and revised agreements with AT&T.
Accounting for certain of our existing and new subscriber promotions which include programming discounts and subscriber rebates falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Promotions” below for discussion regarding the accounting for costs under these promotions.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Subscriber-Related Expenses
The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to distributors, direct marketers, retailers and telecommunications partners, refurbishment and repair costs related to EchoStar receiver systems, subscriber retention and other variable subscriber expenses. These costs are recognized as the services are performed or as incurred.
“Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. Under the revised AT&T agreement, we are including costs from equipment and installations in “Subscriber acquisition costs” or, for leased equipment, in capital expenditures, rather than in “Subscriber-related expenses.” We are continuing to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are being amortized over the estimated life of the subscribers acquired under the original AT&T agreement.
Subscriber Acquisition Promotions
DISH Network subscribers have the choice of purchasing or leasing the satellite receiver and other equipment necessary to receive our programming. We generally subsidize installation and all or a portion of the cost of EchoStar receiver systems in order to attract new DISH Network subscribers. As a result of our promotions, most of our new subscribers choose to lease their equipment.
Equipment Lease Promotion
We retain title to receivers and certain other equipment offered pursuant to our equipment lease promotions. As a result, equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies.” No net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are recognized as revenue.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $50.3 million, $37.1 million and $32.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, were adopted effective January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or effective tax rate.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact the adoption of SFAS 157 will have on our financial position and results of operations.
In September 2006, the Securities Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. SAB 108 also requires the effects of prior year uncorrected misstatements to be considered when assessing the materiality misstatements in current-year financial statements. If upon initial adoption, the cumulative effect of the misstatements is determined to be material using the new guidance of SAB 108, companies are allowed to record the effects as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006.
We adopted the provisions of SAB 108 during the fourth quarter of 2006. In accordance with the transition provisions of SAB 108, we recorded a $62.3 million cumulative increase, net of tax of $37.4 million, to accumulated deficit as of January 1, 2006. Historically, while our financial statements reflected payments to certain programming and other vendors for a full year, each 12-month period included several days or weeks from the prior calendar year. This discrepancy between our calendar and fiscal year for certain vendor accruals was immaterial to prior years’ consolidated financial statements. However, the growth of our subscriber base over the past 10 years has increased this discrepancy resulting in a cumulative increase to opening accumulated deficit of $78.4 million for programming obligations and $21.3 million for other vendor obligations.
We concluded that these adjustments are immaterial to prior years’ consolidated financial statements under our previous method of assessing materiality, and therefore elected, as permitted under the transition provisions of SAB 108, to reflect the effect of these adjustments in liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening accumulated deficit as of January 1, 2006.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
3. Stock-Based Compensation
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”) which (i) revises Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions. Effective January 1, 2006, we adopted SFAS 123R under the modified prospective method.
Total non-cash, stock-based compensation expense, net of related tax effect, as of December 31, 2006 was $10.9 million and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans, as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Subscriber-related	$549	$—	$49
Satellite and transmission	319	—	67
General and administrative	10,018	190	1,023

Total non-cash, stock based compensation	$10,886	$190	$1,139

Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis. We accounted for forfeitures as they occurred. Compensation previously recognized was reversed in the event of forfeitures of unvested options. The following table illustrates the effect on net income (loss) per share if we had accounted for our stock-based compensation plans using the fair value method under SFAS 123:

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)
Net income (loss), as reported	$1,136,613	$299,413
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	190	1,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,013)	(19,534)

Pro forma net income (loss)	$1,115,790	$281,018

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.68%	4.09%	3.69%
Volatility factor	24.99%	26.12%	33.23%
Expected term of options in years	6.2	6.4	5.4
Weighted-average fair value of options granted	$11.66	$10.39	$11.64
During December 2004, EchoStar paid a one-time dividend of $1 per outstanding share of its Class A and Class B common stock. EchoStar does not currently plan to pay additional dividends on its common stock, and therefore the

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, the existing models do not provide as reliable of a single measure of the fair value of stock-based compensation awards as a market-based model would. Changes in the intervals of our regular historical price observations from daily to monthly, contributed to the 2005 reduction in our estimated volatility factor.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.
Stock Incentive Plans
EchoStar has adopted stock incentive plans to attract and retain officers, directors and key employees. As of December 31, 2006, EchoStar had 66.6 million shares of its Class A common stock authorized for awards under its Stock Incentive Plans. In general, stock options granted through December 31, 2006 have included exercise prices not less than the market value of EchoStar’s Class A common stock at the date of grant and a maximum term of ten years. While historically EchoStar’s Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested.
Effective January 26, 2005, EchoStar adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan to provide incentive to its executive officers and certain other key employees upon achievement of specified long-term business objectives. In general Employees participating in the 2005 LTIP elect to receive a one-time award of: (i) an option to acquire a specified number of shares of EchoStar’s Class A common stock priced at market value on the date of the awards; (ii) rights to acquire for no additional consideration a specified smaller number of shares of EchoStar’s Class A common stock; or (iii) a corresponding combination of a lesser number of option shares and such rights to acquire EchoStar’s Class A common stock. The options and rights are subject to certain performance criteria and vest over a seven year period at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.
Options to purchase 5.5 million shares pursuant to a long-term incentive plan under EchoStar’s 1995 Stock Incentive Plan (the “1999 LTIP”), and 5.2 million shares pursuant to the 2005 LTIP were outstanding as of December 31, 2006. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $8.78 under the 1999 LTIP and $29.78 under the 2005 LTIP. The weighted-average fair value of the options granted during 2006 pursuant to the 2005 LTIP was $15.45. Further, pursuant to the 2005 LTIP, there were also 709,798 outstanding Restricted Performance Units as of December 31, 2006 with a weighted-average grant date fair value of $30.82. Vesting of these options and Restricted Performance Units is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2006. Consequently, no compensation was recorded during the year ended December 31, 2006 related to these long-term options and Restricted Performance Units. In accordance with SFAS 123R, such compensation, if recorded, would result in total non-cash, stock-based compensation expense of $135.2 million, of which $113.3 million relates to performance based options and $21.9 million relates to Restricted Performance Units. This would be recognized ratably over the remaining vesting period or expensed immediately, if fully vested, in our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
A summary of our stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	24,304,951	$24.36	17,134,684	$20.82	17,225,688	$16.31
Granted	2,066,000	32.48	10,121,250	29.20	4,190,000	31.64
Exercised	(1,481,946)	14.15	(905,228)	30.08	(2,142,450)	6.62
Forfeited and cancelled	(2,886,700)	25.63	(2,045,755)	25.82	(2,138,554)	19.87

Options outstanding, end of year	22,002,305	25.65	24,304,951	24.36	17,134,684	20.82

Exercisable at end of year	6,138,455	32.88	6,409,601	29.27	5,334,284	25.33

The tax benefit realized from share options exercised during the year ended December 31, 2006 was $10.6 million. Based on the average market value for the year ended December 31, 2006, the aggregate intrinsic value for the options outstanding was $180.1 million, of which $30.2 million was exercisable at the end of the period.
Exercise prices for options outstanding and exercisable as of December 31, 2006 are as follows:

		Options Outstanding			Options Exercisable
			Weighted-
		Number	Average	Weighted-	Number	Weighted-
		Outstanding as	Remaining	Average	Exercisable as	Average
		of December 31,	Contractual	Exercise	of December 31,	Exercise
		2006*	Life	Price	2006	Price
$ 2.13	$ 6.00	5,256,925	2.00	$5.97	552,925	$5.70
$ 6.01	$20.00	919,470	2.31	13.56	315,470	12.79
$ 20.01	$29.00	2,027,200	7.53	27.63	1,510,400	27.77
$ 29.01	$31.00	8,927,110	8.30	29.85	1,054,260	30.26
$ 31.01	$40.00	3,739,600	7.62	33.71	1,705,400	33.84
$ 40.01	$79.00	1,132,000	3.29	63.69	1,000,000	63.11

$ 2.13	$79.00	22,002,305	6.10	25.65	6,138,455	32.88

*	These amounts include 5.5 million shares and 5.2 million shares outstanding pursuant to the 1999 LTIP and 2005 LTIP, respectively. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2006.
As of December 31, 2006, our total unrecognized compensation cost related to our non-performance based unvested stock options was $52.8 million. This cost is based on an assumed future forfeiture rate of 8.0% per year and will be recognized over a weighted-average period of approximately three years.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
As of December 31, 2006 and 2005, the grant date fair value of Restricted Share Units (performance and non-performance based) outstanding was as follows:

	2006		2005
				Weighted-
		Weighted-		Average
	Restricted	Average	Restricted	Grant
	Share	Grant Date	Share	Date Fair
	Units *	Fair Value	Units *	Value
Restricted Share Units outstanding, beginning of year	632,970	$29.46	—	$—
Granted	327,496	33.30	696,303	29.32
Exercised	(20,000)	30.16		—
Forfeited	(100,668)	29.83	(63,333)	29.25

Restricted Share Units outstanding, end of year	839,798	30.90	632,970	29.46

*	At December 31, 2006 and 2005, the Restricted Share Units included 709,798 and 532,970 Restricted Performance Units outstanding pursuant to the 2005 LTIP, respectively. Vesting of these Restricted Performance Units is contingent upon meeting certain long-term goals which management has determined are not probable as of December 31, 2006.
4. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2006	2005
	(In thousands)
Equipment leased to customers	2-5	$2,374,121	$1,781,373
EchoStar I	12	201,607	201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV — fully depreciated	N/A	78,511	78,511
EchoStar V	9	205,996	210,446
EchoStar VI	12	245,022	246,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar X	12	177,192	—
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases (Note 5)	10	551,628	551,628
Furniture, fixtures, equipment and other	1-10	938,856	733,520
Buildings and improvements	1-40	185,843	97,657
Land	—	7,204	7,518
Construction in progress	—	250,704	270,125

Total property and equipment		6,349,689	5,311,412
Accumulated depreciation		(2,849,534)	(2,104,997)

Property and equipment, net		$3,500,155	$3,206,415

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Construction in progress consists of the following:

	As of December 31,
	2006	2005
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements, and launch costs	$197,386	$70,400
Regional digital broadcast operations centers	—	91,966
Software related projects	21,429	47,028
Other	31,889	60,731

Construction in progress	$250,704	$270,125

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Equipment leased to customers	$686,125	$437,586	$213,092
Satellites	231,977	197,495	134,619
Furniture, fixtures, equipment and other	150,186	123,548	116,960
Identifiable intangible assets subject to amortization	36,677	37,877	25,679
Buildings and improvements	5,420	3,554	3,008

Total depreciation and amortization	$1,110,385	$800,060	$493,358

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
Our Satellites
We presently transmit programming from 14 satellites in geostationary orbit approximately 22,300 miles above the equator. Of these 11 are owned and three are leased. Each of the owned satellites had an original minimum useful life of at least 12 years. Two of the leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2006 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail. We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure. Further, programming continuity cannot be assured in the event of multiple satellite losses.
EchoStar I. EchoStar I was launched during December 1995 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During the second quarter of 2006, the satellite experienced anomalies resulting in the possible loss of two solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite. However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite.
EchoStar II. EchoStar II was launched during September 1996 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating. Functionality was restored through a backup system. The design life of the satellite has not been affected and the anomaly is not expected to

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
result in the loss of power to the satellite. However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite.
EchoStar III. EchoStar III was launched during October 1997 and currently operates at the 61.5 degree orbital location. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy. Prior to 2006, traveling wave tube amplifiers (“TWTA”) anomalies caused 22 transponders to fail. During April and October 2006, further TWTA anomalies caused the failure of four additional transponders. As a result, a maximum of 18 transponders are currently available for use on EchoStar III, but due to redundancy switching limitations and specific channel authorizations, we can only operate 15 of the 19 FCC authorized frequencies we have the right to utilize at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.
EchoStar IV. EchoStar IV was launched during May 1998 and currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated on our books. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.
EchoStar V. EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location. The satellite was originally designed with a minimum 12-year design life. As previously disclosed, momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption. These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to less than two years as of December 31, 2006. Prior to 2006, EchoStar V also experienced anomalies resulting in the loss of six solar array strings. During July 2006, the satellite lost an additional solar array string. The solar array anomalies have not impacted commercial operation of the satellite to date. Since the satellite only has a remaining life of approximately two years, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VI. EchoStar VI was launched during July 2000 and is currently stationed at the 110 degree orbital location as an in-orbit spare. The satellite was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year design life of the satellite. Prior to 2006, EchoStar VI experienced anomalies resulting in the loss of 15 solar array strings. During 2006, two additional solar array strings failed, reducing the number of functional solar array strings to 91. While the design life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode currently. The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VII. EchoStar VII was launched during February 2002 and currently operates at the 119 degree orbital location. During March 2006, the satellite experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center, for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the March 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
EchoStar VIII. EchoStar VIII was launched during August 2002 and currently operates at the 110 degree orbital location. The satellite was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. As previously disclosed, the satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.
We depend on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected during the second half of 2008. AMC-14, which is expected to commence commercial operation in early 2008, also has the capability to act as a backup for EchoStar VIII and could be launched to the 110 degree orbital location, if necessary. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
EchoStar IX. EchoStar IX was launched during August 2003 and currently operates at the 121 degree orbital location. The satellite was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish. The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services. The satellite also includes a C-band payload which is owned by a third party. During the fourth quarter of 2006, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite. However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.
EchoStar X . EchoStar X was launched during February 2006 and currently operates at the 110 degree orbital location. Its 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and HD local channels, and other programming, to markets across the United States. In the event our EchoStar X satellite experienced a significant failure, we would lose the ability to deliver local network channels in many markets. While we would attempt to minimize the number of lost markets through the use of spare satellites and programming line up changes, some markets would be without local channels until a replacement satellite with similar spot beam capability could be launched and operational.
EchoStar XII. EchoStar XII was launched during July 2003 and currently operates at the 61.5 degree orbital location. The satellite was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in CONUS mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2006, two solar array circuits failed, one of which was subsequently restored to partial use. During 2006, three additional solar array circuits failed. The cause of the failures is being investigated. While the design life of the satellite has not been affected, in future years the power loss will cause a reduction in the number of transponders which can be operated. The exact extent of this impact has not yet been determined. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
Long-Lived Satellite Assets. We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
5. Long-Term Debt
Floating Rate Senior Notes due 2008
On October 1, 2006, we redeemed the balance of our outstanding Floating Rate Senior Notes due 2008. In accordance with the terms of the indenture governing the notes, the principal amount of the notes of $500.0 million was redeemed at 101.0%, for a total of $505.0 million. The premium paid of $5.0 million, along with unamortized debt issuance costs of $1.0 million, were recorded as charges to earnings in October 2006.
5 3/4% Senior Notes due 2008
The 5 3/4% Senior Notes mature October 1, 2008. Interest accrues at an annual rate of 5 3/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
The 5 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The 5 3/4% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 5 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
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
6 3/8% Senior Notes due 2011
The 6 3/8% Senior Notes mature October 1, 2011. Interest accrues at an annual rate of 6 3/8% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
The 6 3/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
6 5/8% Senior Notes due 2014
The 6 5/8% Senior Notes mature October 1, 2014. Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.
The 6 5/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of their principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2007, we may also redeem up to 35% of each of the 6 5/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 6 5/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
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
7 1/8% Senior Notes due 2016
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016. Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year, commencing on August 1, 2006. The proceeds from the sale of the notes were used to redeem our outstanding 9 1/8% Senior Notes due 2009 and for other general corporate purposes.
The 7 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to February 1, 2009, we may also redeem up to 35% of each of the 7 1/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7 1/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	incur additional debt;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
7% Senior Notes due 2013
On October 18, 2006, we sold $500.0 million aggregate principal amount of our seven-year, 7% Senior Notes due October 1, 2013. Interest accrues at an annual rate of 7% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on April 1, 2007. The proceeds from the sale of the notes replaced the cash on hand that was used to redeem our outstanding Floating Rate Senior Notes due 2008 on October 1, 2006.
The 7% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to October 1, 2009, we may also redeem up to 35% of each of the 7% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt;

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Capital Lease Obligations, Mortgages and Other Notes Payable
Capital lease obligations, mortgages and other notes payable consist of the following:

	As of December 31,
	2006	2005
	(In thousands)
Satellites financed under capital lease obligations	$404,942	$438,062
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	11,856	12,735
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,659	9,141
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	13,955
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	2,549	7,665

Total	441,961	467,603
Less current portion	(38,435)	(36,380)

Capital lease obligations, mortgages and other notes payable, net of current portion	$403,526	$431,223

Capital Lease Obligations
We currently lease three in-orbit satellites. Two of these satellites, discussed below, are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the ten-year terms of the satellite service agreements.
AMC-15. We make monthly payments to SES Americom to lease all of the capacity on AMC 15, an FSS satellite, which commenced commercial operation during January 2005. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
AMC-16. We also make monthly payments to SES Americom to lease all of the capacity on AMC 16, an FSS satellite, which commenced commercial operation during February 2005. The ten-year satellite service agreement is renewable by us on a year to year basis following the initial term, and provides us with certain rights to replacement satellites.
As of December 31, 2006 and 2005, we had $551.6 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $108.5 million and $53.3 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $55.2 million and $53.3 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2006 and 2005, respectively. During 2004, we did not recognize any depreciation on the satellites acquired under these capital leases.
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2006 are as follows:

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

For the Year Ending December 31,
2007	$86,351
2008	86,351
2009	86,351
2010	86,351
2011	86,351
Thereafter	254,374

Total minimum lease payments	686,129
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(120,660)

Net minimum lease payments	565,469
Less: Amount representing interest	(160,527)

Present value of net minimum lease payments	404,942
Less: Current portion	(34,701)

Long-term portion of capital lease obligations	$370,241

Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Long-term debt	$5,000,000	$—	$1,000,000	$1,000,000	$3,000,000
Capital lease obligations, mortgages and other notes payable	441,961	38,439	86,987	105,515	211,020

Total	$5,441,961	$38,439	$1,086,987	$1,105,515	$3,211,020

Interest on Long-Term Debt
We also have periodic cash interest requirements for our outstanding long-term debt securities, capital lease obligations, mortgages and other notes payable. Future maturities of these requirements are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Long-term debt	$2,222,767	$327,829	$601,344	$543,809	$749,785
Capital lease obligations, mortgages and other notes payable	177,196	36,321	62,388	46,093	32,394

Total	$2,399,963	$364,150	$663,732	$589,902	$782,179

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
5 3/4% Senior Notes due 2008	April 1 and October 1	$57,500,000
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7 % Senior Notes due 2013	April 1 and October 1	$35,000,000
Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.
Guarantees
The repayment obligations of EDBS under the vendor financings for EchoStar IV, EchoStar VII and EchoStar X are guaranteed by EchoStar. The maximum potential future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Income Taxes
As of December 31, 2006, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of $607.7 million and tax benefits related to credit carryforwards of $42.0 million. We have recorded in 2006, tax benefits for state NOL carryforwards of $11.3 million. The NOL’s begin to expire in the year 2020 and credit carryforwards will begin to expire in the year 2010.
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. During the second quarter of 2005, we concluded the recoverability of certain of our deferred tax assets was more likely than not and accordingly reversed the portion of the valuation allowance which was no longer required. As of December 31, 2006, there remains $0.2 million of valuation allowance which relates to deferred tax assets for credit carryforwards and state income tax net operating losses which begin to expire in the year 2010.
As of December 31, 2006 and 2005, the Federal NOL includes amounts related to tax deductions for exercised options that have been allocated directly to contributed capital for exercised stock option totaling $280.3 million and $273.3 million, respectively.
Stock option compensation expenses for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2006 and 2005. Tax charges associated with the reversal of the prior tax benefit have been reported in “Additional paid-in capital” in accordance with APB 25 and SFAS 123R. During 2006 and 2005, charges of $(1.1) million and $12.9 million, respectively, were made to additional paid-in capital.
EDBS and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by EDBS are generally those that would have been recorded if EDBS and its domestic subsidiaries had filed returns as a consolidated group independent of EchoStar. Cash is due and paid to EchoStar based on amounts that would be payable based on EDBS consolidated or combined group filings. Amounts are receivable from EchoStar on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts payable as of December 31, 2006, 2005 and 2004 were $35.7 million, $20.3 million, and $2.7 million, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current (provision) benefit:
Federal	$(21,418)	$(18,908)	$(1,307)
State	(35,764)	(15,364)	(6,421)
Foreign	(1,520)	(1,701)	(383)

	(58,702)	(35,973)	(8,111)

Deferred (provision) benefit:
Federal	(310,688)	(319,304)	(103,001)
State	24,817	(9,754)	(6,719)
Decrease (increase) in valuation allowance	11,109	472,305	106,766

	(274,762)	143,247	(2,954)

Total benefit (provision)	$(333,464)	$107,274	$(11,065)

The actual tax provisions for 2006, 2005 and 2004 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2006	2005	2004
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(0.8)	(1.6)	(2.8)
Foreign taxes and income not U. S. taxable	(0.1)	(0.1)	(0.2)
Stock option compensation	—	(0.4)	(0.5)
Deferred tax asset adjustment for filed returns	(0.9)	1.9	0.6
Other	(0.1)	(0.3)	(0.1)
Decrease (increase) in valuation allowance	1.2	45.9	34.4

Total benefit (provision) for income taxes	(35.7)	10.4	(3.6)

The year ended December 31, 2006 includes a credit of $6.7 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006, includes a credit of $4.8 million related to amended state filings. The income tax benefit for the year ended December 31, 2005 included credits of $185.2 million and $287.1 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows:

	As of December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$283,792	$609,403
Unrealized losses on investments	2,733	1,844
Accrued expenses	13,431	8,387
Stock compensation	9,990	2,249
Deferred revenue	48,873	53,098
Other	47,355	9,628

Total deferred tax assets	406,174	684,609
Valuation allowance	(249)	(11,358)

Deferred tax asset after valuation allowance	405,925	673,251

Deferred tax liabilities:
Equity method investments	(18,428)	(19,539)
Depreciation and amortization	(418,116)	(430,133)
State taxes net of federal tax effect	(7,275)	(23,455)

Total deferred tax liabilities	(443,819)	(473,127)

Net deferred tax asset (liability)	$(37,894)	$200,124

Current portion of net deferred tax asset (liability)	$280,325	$416,787
Noncurrent portion of net deferred tax asset (liability)	(318,219)	(216,663)

Total net deferred tax asset (liability)	$(37,894)	$200,124

7. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, EchoStar’s Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock and was approved by the stockholders at EchoStar’s Annual Meeting held on May 11, 2006 by the requisite vote of stockholders. Under the ESPP, EchoStar is now authorized to issue a total of 1,800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by EchoStar’s Board of Directors. During 2006, 2005 and 2004 employees purchased approximately 89,000, 97,000, and 78,000 shares of EchoStar’s Class A common stock through the ESPP, respectively.
401(k) Employee Savings Plan
EchoStar sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $2.1 million and $0.2 million during the years ended December 31, 2006 and 2005, respectively. We did not recognize any expense related to matching 401(k) contributions during the year ended December 31, 2004, as 401(k) Plan forfeitures were sufficient to fund all of EchoStar’s matching contributions.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
EchoStar also may make an annual discretionary contribution to the plan with approval by its Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in EchoStar’s stock. Discretionary stock contributions, net of forfeitures, were $17.8 million, $15.4 million and $12.8 million relating to the 401(k) Plan years ended December 31, 2006, 2005 and 2004, respectively.
8. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Satellite-related obligations	$1,867,272	$180,168	$297,581	$268,929	$1,120,594
Operating lease obligations	87,048	31,417	37,468	14,600	3,563
Purchase obligations	1,258,289	934,780	294,219	29,290	—

Total
	$3,212,609	$1,146,365	$629,268	$312,819	$1,124,157

Satellite-Related Obligations
Satellites under Construction. EchoStar has entered into contracts to construct new satellites which are contractually scheduled to be completed within the next three years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below.
•	During 2004, EchoStar has entered into a contract for the construction of EchoStar XI which is expected to be completed in 2007. However, the launch could be delayed until the second half of 2008 as a result of problems currently being experienced by the launch provider, Sea Launch.

•	During 2004 and 2005, EchoStar has entered into contracts for the construction of four additional SSL Ka and/or Ku extended band satellites which are expected to be completed during 2008 and 2009.

•	During January 2007, EchoStar has entered into a contract for the construction of EchoStar XIV which is expected to be completed during 2009. Future commitments related to this satellite are not included in the table above.
Leased Satellites. In addition to our lease of the AMC-15 and AMC-16 satellites (Note 5), we have also entered into satellite service agreements to lease capacity on other satellites discussed below. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	We are currently leasing all of the capacity on an existing in-orbit FSS satellite, AMC-2, at the 85 degree orbital location. Our lease of this satellite is expected to continue through 2007 and has been accounted for as an operating lease.

•	An SES Americom DBS satellite (“AMC-14”) which is currently expected to launch during late 2007 and commence commercial operation at an orbital location to be determined at a future date. The initial ten-year lease for all of the capacity on the satellite will be accounted for as a capital lease. The satellite is being equipped with transmit antennas optimized for multiple orbital locations, providing greater backup flexibility in the event certain other in-orbit satellites fail.

•	A Telesat FSS satellite (“Anik F3”) which is currently expected to launch during the second quarter of 2007. We are required to make monthly payments for the 15-year period following commencement of commercial operation. We will account for the Telesat Anik F3 satellite agreement as a capital lease.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	A Canadian DBS satellite (“Ciel 2”) which is currently expected to launch during 2009 and commence commercial operation at the 129 degree orbital location. Our initial ten-year term lease for at least 50% capacity on the satellite will be accounted for as a capital lease.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for the satellites or contract for the construction, launch or lease of additional satellites. Further, as of December 31, 2006, we had not procured launches for five of the above satellites. Our obligations will increase as we procure launches for these satellites.
Purchase Obligations
Our 2007 purchase obligations primarily consist of binding purchase orders for EchoStar receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.
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
Rent Expense
Total rent expense for operating leases approximated $68.5 million, $66.1 million, and $56.0 million in 2006, 2005 and 2004, respectively.
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
Contingencies
Distant Network Litigation
On October 20, 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. We cannot predict with any degree of certainty the outcome of that appeal.

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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue for March 2007. We also requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case as to us is suspended pending resolution of the Thomson license defense issue.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court ruled the ‘094 invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit (“CAFC”) overturned this finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
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
Tivo Inc.
During April 2006, a Texas jury concluded that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. The Texas court subsequently issued an injunction prohibiting us from offering DVR functionality. A Court of Appeals has stayed that injunction during the pendency of our appeal.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94.0 million in “Tivo litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, the $94.0 million amount would increase by approximately $35.0 million through 2007.
If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we would owe substantial additional damages and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. During April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
The ‘746 patent discloses a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. Trial is currently scheduled for May 2007 in Tyler, Texas. On October 2, 2006, the Patent and Trademark Office granted our petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
the initial office action. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data by satellite. Trial has been set for July 2008. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. A trial date has not been set. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
10. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. Under this definition we currently operate as two business units. The All Other category consists of revenue, expenses and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

		EchoStar			ECC	Other	EDBS
	DISH	Technologies	All		Consolidated	EchoStar	And
	Network	Corporation	Other	Eliminations	Total	Activities (1)	Subsidiaries
Year Ended December 31, 2006
Total revenue	$9,514,347	$186,984	$146,190	$(29,035)	$9,818,486	$(5,739)	$9,812,747
Depreciation and amortization	1,038,744	4,546	71,004	—	1,114,294	(3,909)	1,110,385
Total costs and expenses	8,326,513	219,299	84,338	(29,035)	8,601,115	1,068	8,602,183
Interest income	123,995	4	2,402	—	126,401	(4,528)	121,873
Interest expense, net of amounts capitalized	(457,149)	(74)	(927)	—	(458,150)	68,157	(389,993)
Income tax benefit (provision), net	(310,408)	22,887	(27,222)	—	(314,743)	(18,721)	(333,464)
Net income (loss)	581,342	(9,498)	36,428	—	608,272	(7,215)	601,057

Year Ended December 31, 2005
Total revenue	$8,172,592	$174,195	$113,899	$(13,511)	$8,447,175	$(4,006)	$8,443,169
Depreciation and amortization	744,624	4,597	56,352	—	805,573	(5,513)	800,060
Total costs and expenses	7,039,054	190,479	63,905	(13,511)	7,279,927	(4,528)	7,275,399
Interest income	42,316	—	1,202	—	43,518	(8,877)	34,641
Interest expense, net of amounts capitalized	(372,752)	(105)	(987)	—	(373,844)	68,579	(305,265)
Income tax benefit (provision), net	514,048	(2,712)	(3,887)	—	507,449	(400,175)	107,274
Net income (loss)	1,487,467	(19,097)	46,170	—	1,514,540	(377,927)	1,136,613

Year Ended December 31, 2004
Total revenue	$6,937,118	$125,881	$104,340	$(8,868)	$7,158,471	$(8,188)	$7,150,283
Depreciation and amortization	449,482	6,718	49,361	—	505,561	(12,203)	493,358
Total costs and expenses	6,232,536	154,147	77,351	(8,868)	6,455,166	(18,857)	6,436,309
Interest income	41,717	—	570	—	42,287	(11,678)	30,609
Interest expense, net of amounts capitalized	(504,612)	(133)	(987)	—	(505,732)	72,368	(433,364)
Income tax benefit (provision), net	(11,464)	(385)	240	—	(11,609)	544	(11,065)
Net income (loss)	215,812	(28,767)	27,724	—	214,769	84,644	299,413

(1) “Other EchoStar Activities” represents the activity of affiliates consolidated in ECC’s consolidated financial statements but not included in our consolidated financial statements.
Geographic Information and Transactions with Major Customers

	United States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2006	$4,392,760	$2,528	$4,395,288

2005	$4,135,383	$2,860	$4,138,243

Revenue
2006	$9,752,078	$60,669	$9,812,747

2005	$8,401,273	$41,896	$8,443,169

2004	$7,103,735	$46,548	$7,150,283

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and customers abroad. International revenue includes transactions with customers in Europe, Africa and the Middle East. Revenues from these customers are included within the All Other operating segment.
During the years ended December 31, 2006, 2005 and 2004, United States revenue included export sales to one international customer which totaled $186.6 million, $178.4 million and $125.3 million, respectively. These international sales accounted for approximately 1.9%, 2.1% and 1.8% of our total revenue during each of the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation operating segment.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
11. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2006, 2005 and 2004 are as follows:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
	(In thousands)
Year ended December 31, 2006:
Assets:
Allowance for doubtful accounts	$8,799	$68,643	$(63,237)	$14,205
Reserve for inventory	9,987	10,093	(7,340)	12,740

Year ended December 31, 2005:
Assets:
Allowance for doubtful accounts	$8,429	$57,340	$(56,970)	$8,799
Reserve for inventory	10,221	3,917	$(4,151)	9,987

Year ended December 31, 2004:
Assets:
Allowance for doubtful accounts	$8,152	$65,710	$(65,433)	$8,429
Reserve for inventory	6,764	8,266	(4,809)	10,221
12. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
	(Unaudited)
Year ended December 31, 2006:
Total revenue(1)	$2,298,768	$2,465,438	$2,471,234	$2,577,307	(2)
Operating income	273,905	347,489	275,547	313,623	(2)
Net income (loss)	114,841	181,291	134,163	170,762	(2)

Year ended December 31, 2005:
Total revenue	$2,023,676	$2,094,347	$2,127,207	$2,197,939
Operating income	291,712	333,959	291,584	250,515
Net income (loss)	325,669	427,245	229,918	153,781

(1)	Effective the fourth quarter of 2006, we reclassified certain amounts for the three months ended March 31, June 30 and September 30, 2006 resulting in an increase of $9.7 million, $7.5 million and $3.9 million, respectively, in “Total revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Net Income for the periods was not affected.

(2)	“Total revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2006 reflects a $13.8 million out of period pre-tax adjustment for payments received from subscribers during the first nine months of the year. This adjustment was not material to all prior periods presented and did not impact our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
13. Related Party Transactions
During December 2006 and September 2005, we paid dividends of approximately $400.0 million and $200.0 million to EOC, respectively. In addition, during 2005, we advanced EchoStar approximately $139.6 million for general corporate purposes.
During 2006, we purchased EchoStar X from EchoStar Orbital Corporation II (“EOC II”), a wholly-owned subsidiary of ECC, and our affiliate, for its fair value of approximately $338.3 million. We assumed $15.0 million in vendor financing and the difference, or $323.3 million, was paid to our affiliate. We recorded the satellite at EOC II’s carrying value of $177.2 million and recorded the difference, or $161.1 million, as a capital distribution to our parent company, EchoStar Orbital Corporation.
EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. Because EchoStar is not required to consolidate NagraStar, but it does have the ability to significantly influence its operating policies, EchoStar accounted for its investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2006, 2005 and 2004, we purchased security access devices from NagraStar of $55.8 million, $121.4 million and $123.8 million, respectively. As of December 31, 2006 and 2005, amounts payable to NagraStar totaled $3.3 million and $3.9 million, respectively. Additionally, as of December 31, 2006, we were committed to purchase $35.5 million of security access devices from NagraStar.
We purchase certain programming content from Satellite Communications Operating Corporation (“SCOC”), a wholly-owned subsidiary of ECC, and our affiliate. During the years ended December 31, 2006, 2005 and 2004, we paid SCOC $10.4 million, $11.6 million, and $13.2 million, respectively, for programming services. As of December 31, 2006 and 2005, there were no amounts payable to SCOC.
We lease transponders and provide certain other services to Transponder Encryption Services Corporation (“TESC”), a wholly-owned subsidiary of ECC, and our affiliate. During the years ended December 31, 2006, 2005 and 2004, we recognized $138.3 million, $124.6 million and $114.9 million, respectively, of revenues from TESC for leasing and other services. As of December 31, 2006 and 2005, amounts payable to TESC were $125.9 million and $51.0 million, respectively.
We purchase research and development services from Eldon Technologies Ltd (“Eldon”), a wholly-owned international subsidiary of ECC, and our affiliate. During the years ended December 31, 2006, 2005 and 2004, we incurred approximately $15.4 million, $12.0 million and $8.9 million, respectively, of research and development expense related to work performed by Eldon. As of December 31, 2006 and 2005, amounts payable to Eldon were $2.7 million and $1.1 million, respectively.
14. Subsequent Events
During February 2007, we began participating in an FCC Auction for licenses in the 1.4 GHz band. Through February 26, 2007, we were the provisional winning bidder for licenses totaling approximately $52.0 million and we may continue to bid on the licenses available in the Auction through its conclusion.
On February 15, 2007, EchoStar redeemed all of its outstanding 5 3/4% Convertible Subordinated Notes due 2008 at a redemption price of 101.643% of the principal amount, or $1.016 billion, plus accrued interest through the redemption date of $14.4 million. On February 15, 2007, we paid a dividend of approximately $1.031 billion to EchoStar to fund the payment of this redemption.

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No.333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

Exhibit No.	Description
4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2003, Commission File No.0-26176).

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed October 1, 2004, Commission File No. 0-26176.)

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed February 3, 2006, Commission File No.0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EchoStar filed October 18, 2006, Commission File No.0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234). **

10.3*	EchoStar 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).**

10.4*	Amended and Restated EchoStar 1999 Stock Incentive Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.5*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to EchoStar’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.6*	Agreement between HTS, ESC and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.7*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., EchoStar and ESC (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 1998, Commission File No. 0-26176).

10.8*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.9*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2002, Commission File No.0-26176).

10.10*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and EchoStar Communications Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2003, Commission File No.0-26176).

10.11*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

Exhibit No.	Description
10.12*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2003, Commission File No.0-26176).

10.13*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.14*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.15*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.16*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.17*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2004, Commission File No.0-26176).

10.18*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.19*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2004, Commission File No.0-26176).

10.20*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.21*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.22*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.23*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.24*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar for the year ended December 31, 2004, Commission File No.0-26176).

10.25*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description
10.26*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.27*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.28*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.29*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and EchoStar (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.30*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.31*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.32*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.33*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.34*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.35*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.36*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of EchoStar filed July 7, 2005, Commission File No.0-26176).**

10.37*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2006, Commission File No.0-26176).

31.1 •	Section 302 Certification by Chairman and Chief Executive Officer.

31.2 •	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1 •	Section 906 Certification by Chairman and Chief Executive Officer.

32.2 •	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.