Form 10-Q
period 2007-03-31
ECHOSTAR DBS CORP
filed 2007-05-11
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number 333-31929
EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1328967 (I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
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

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically. We will not be able to pass on to our customers the entire cost of these upgrades;

•	DISH Network subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

•	satellite programming signals are subject to theft; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; we may be denied access to sports programming; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	we depend on Federal Communications Commission (“FCC”) program access rules (which will expire this year unless extended by the FCC), and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

•	the regulations governing our industry may change;

•	absent reversal of the jury verdict in our Tivo patent infringement case, and if we are unable to successfully implement alternative technology, we will be required to pay substantial damages as well as materially modify or eliminate certain user-friendly digital video recorder features that we currently offer to consumers, and we could be forced to discontinue offering digital video recorders to our customers completely, any of which could have a significant adverse affect on our business;

•	if our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if our EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain programming to the continental United States;

•	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

i

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	sales of digital equipment and related services to international direct-to-home service providers may decrease;

•	we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these providers account for a significant percentage of our total new subscriber acquisitions. If we are unable to continue our arrangements with these resellers, we cannot guarantee that we would be able to obtain other sales agents, thus adversely affecting our business;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	we have entered into certain strategic transactions in Asia, and we may increase our strategic investment activity in these and other international markets. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices, may impact some of our markets;

•	terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

•	EchoStar Communications Corporation (“EchoStar”), our ultimate parent company, periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although EchoStar’s management concluded that its internal control over financial reporting was effective as of December 31, 2006, and while no change in EchoStar’s internal control over financial reporting occurred during EchoStar’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, EchoStar’s internal control over financial reporting, if in the future EchoStar is unable to report that its internal control over financial reporting is effective (or if EchoStar’s auditors do not agree with EchoStar management’s assessment of the effectiveness of, or are unable to express an opinion on, EchoStar’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

ii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$731,736	$1,667,130
Marketable investment securities	730,882	697,646
Trade accounts receivable, net of allowance for uncollectible accounts of $14,408 and $14,205, respectively	687,204	665,374
Advances to affiliates	40,771	107,834
Inventories, net	311,631	237,493
Current deferred tax assets	215,687	280,325
Other current assets	105,818	102,433

Total current assets	2,823,729	3,758,235
Restricted cash and marketable investment securities	157,955	156,503
Property and equipment, net of accumulated depreciation of $3,055,233 and $2,849,534, respectively	3,473,669	3,500,155
FCC authorizations	705,228	705,228
Intangible assets, net	177,420	189,905
Other noncurrent assets, net	115,512	117,947

Total assets	$7,453,513	$8,427,973

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$289,070	$257,460
Advances from affiliates	48,192	128,568
Deferred revenue and other	850,233	819,773
Accrued programming	923,960	913,687
Other accrued expenses	476,903	528,936
Current portion of capital lease obligations, mortgages and other notes payable	38,584	38,435

Total current liabilities	2,626,942	2,686,859

Long-term obligations, net of current portion:
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	394,038	403,526
Deferred tax liabilities	273,338	318,219
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	266,599	275,131

Total long-term obligations, net of current portion	5,933,975	5,996,876

Total liabilities	8,560,917	8,683,735

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,038,981	1,032,925
Accumulated other comprehensive income (loss)	433	254
Accumulated earnings (deficit)	(2,146,818)	(1,288,941)

Total stockholder’s equity (deficit)	(1,107,404)	(255,762)

Total liabilities and stockholder’s equity (deficit)	$7,453,513	$8,427,973

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Revenue:
Subscriber-related revenue	$2,547,555	$2,195,109
Equipment sales	75,517	84,173
Other	16,631	19,486

Total revenue	2,639,703	2,298,768

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	1,326,413	1,110,791
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9)	34,725	37,683
Cost of sales — equipment	60,578	69,052
Cost of sales — other	2,410	1,364
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 9)	29,680	34,659
Other subscriber promotion subsidies	322,732	278,500
Subscriber acquisition advertising	50,379	47,417

Total subscriber acquisition costs	402,791	360,576
General and administrative	154,406	126,217
Litigation expense (Note 8)	—	73,992
Depreciation and amortization (Note 9)	319,195	245,188

Total costs and expenses	2,300,518	2,024,863

Operating income (loss)	339,185	273,905

Other Income (Expense):
Interest income	27,239	20,268
Interest expense, net of amounts capitalized	(90,005)	(113,202)
Other	161	(909)

Total other income (expense)	(62,605)	(93,843)

Income (loss) before income taxes	276,580	180,062
Income tax (provision) benefit, net	(103,831)	(65,221)

Net income (loss)	$172,749	$114,841

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$172,749	$114,841
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	319,195	245,188
Non-cash, stock-based compensation recognized	5,445	3,160
Deferred tax expense (benefit)	19,768	53,219
Amortization of debt discount and deferred financing costs	912	3,641
Other, net	(1,891)	(48)
Change in noncurrent assets	3,297	(239)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(8,532)	61,572
Changes in current assets and current liabilities, net	(85,827)	7,307

Net cash flows from operating activities	425,116	488,641

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(766,898)	(375,677)
Sales and maturities of marketable investment securities	732,445	278,475
Purchases of property and equipment	(284,950)	(271,432)
Change in restricted cash and marketable investment securities	—	3,305
Purchase of strategic investments included in noncurrent assets and other	(1,775)	(9,541)
Other	121	142

Net cash flows from investing activities	(321,057)	(374,728)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	—	(441,964)
Proceeds from issuance of 7 1/8% Senior Notes due 2016	—	1,500,000
Deferred debt issuance costs	—	(7,500)
Dividend to EOC	(1,030,805)	—
Repayment of capital lease obligations, mortgages and other notes payable	(9,339)	(12,376)
Tax benefits recognized on stock option exercises	691	—

Net cash flows from financing activities	(1,039,453)	1,038,160

Net increase (decrease) in cash and cash equivalents	(935,394)	1,152,073
Cash and cash equivalents, beginning of period	1,667,130	582,386

Cash and cash equivalents, end of period	$731,736	$1,734,459

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$62,357	$43,593

Capitalized interest	$2,661	$—

Cash received for interest	$27,239	$10,883

Cash paid for income taxes	$18,672	$380

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives, royalty obligations and smart card replacement obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Net income (loss)	$172,749	$114,841
Foreign currency translation adjustments	32	113
Unrealized holding gains (losses) on available-for-sale securities	235	598
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(88)	(208)

Comprehensive income (loss)	$172,928	$115,344

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.
New Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of March 31, 2007, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
As a result of the implementation of FIN 48, we recognized an immaterial amount to “Accumulated earnings (deficit).” We have $20 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate. We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.
Accrued interest on tax positions are recorded as a component of interest expense and penalties and are recorded in other income (expense). During the three months ended March 31, 2006, we did not record any interest or penalty expense to earnings. Accrued interest and penalties was less than $1 million at March 31, 2007.
The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 will have on our financial position and results of operations.
3. Stock-Based Compensation
Stock Incentive Plans
EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of March 31, 2007, we had options to acquire 21.9 million shares of EchoStar’s Class A common stock and 868,378 restricted stock awards outstanding under these plans. In general, stock options granted through March 31, 2007 have included exercise prices not less than the market value of EchoStar’s Class A common stock at the date of grant and a maximum term of ten years. While historically EchoStar’s Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested. As of March 31, 2007, EchoStar had 65.7 million shares of its Class A common stock authorized for future grant under the stock incentive plans.
Our stock option activity (including performance and non-performance based options) for the three months ended March 31, 2007 was as follows:

	For the Three Months
	Ended March 31, 2007
		Weighted-
		Average
	Options	Exercise Price
Options outstanding, beginning of period	22,002,305	$25.65
Granted	891,250	43.43
Exercised	(243,003)	21.68
Forfeited and Cancelled	(726,800)	10.37

Options outstanding, end of period	21,923,752	26.93

Exercisable at end of period	6,314,852	31.75

We realized a $1 million tax benefit from share options exercised during each of the three months ended March 31, 2007 and 2006. Based on the average market value of EchoStar’s Class A common stock for the three months ended March 31, 2007, the aggregate intrinsic value for the options outstanding was $348 million. Of that amount, options with an aggregate intrinsic value of $75 million were exercisable at the end of the period.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
As of March 31, 2007, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	For the Three Months
	Ended March 31, 2007
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards *	Fair Value
Restricted stock awards outstanding, beginning of period	839,798	$30.90
Granted	39,580	43.43
Exercised	—	—
Forfeited and Cancelled	(11,000)	30.05

Restricted stock awards outstanding, end of period	868,378	31.48

*	As of March 31, 2007, the restricted stock awards included 738,378 restricted performance units outstanding pursuant to EchoStar’s 2005 long-term, performance-based stock incentive plan (the “2005 LTIP”). Vesting of these restricted performance units is contingent upon meeting a long-term goal which EchoStar’s management has determined is not probable as of March 31, 2007.
Long-Term Performance-Based Plans
In February 1999, EchoStar adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on EchoStar achieving an industry-related subscriber goal prior to December 31, 2008.
In January 2005, EchoStar adopted the 2005 LTIP within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the options is also contingent on achieving an EchoStar specific subscriber goal within the ten-year term of each award issued under the 2005 LTIP.
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until EchoStar’s management concludes achievement of the corresponding goal is probable. Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while EchoStar’s management did not believe achievement of either of the goals was probable as of March 31, 2007, that assessment could change with respect to either goal at any time. In accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $41 million and $94 million under the 1999 LTIP and the 2005 LTIP, respectively. These amounts would be expensed immediately in our Condensed Consolidated Statements of Operations to the extent the performance award is vested, with the unvested portion recognized ratably over the remaining vesting period. As of March 31, 2007, if EchoStar’s management had determined each goal was probable, we would have expensed $37 million for the 1999 LTIP and $15 million for the 2005 LTIP.
Of the 21.9 million options outstanding under EchoStar’s stock incentive plans as of March 31, 2007, options to purchase 5.3 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $10.60 under the 1999 LTIP and $30.10 under the 2005 LTIP. The fair value of options granted during the three months ended March 31, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black Scholes option pricing model, was

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
$19.07 per option share. Further, pursuant to the 2005 LTIP, there were also 738,378 outstanding restricted performance units as of March 31, 2007 with a weighted-average grant date fair value of $31.51.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effect, as of March 31, 2007 and 2006 was $3 million and $2 million, respectively, and was allocated to the same expense categories as the base compensation for key employees who participate in the stock option plans, as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Subscriber-related expenses	$175	$105
Satellite and transmission expenses	126	64
General and administrative	3,088	1,822

Total non-cash, stock based compensation	$3,389	$1,991

As of March 31, 2007, our total unrecognized compensation cost related to our non-performance based unvested stock options was $56 million. This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each option grant for the three months ended March 31, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months
	Ended March 31,
	2007	2006
Risk-free interest rate	4.46%	4.83%
Volatility factor	20.42%	25.20%
Expected term of options in years	6.0	6.4
Weighted-average fair value of options granted	$13.70	$11.06
EchoStar does not currently plan to pay dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Finished goods — DBS	$168,397	$132,533
Raw materials	89,418	49,958
Work-in-process — service repair and refurbishment	50,986	51,870
Work-in-process — new	12,560	14,203
Consignment	2,408	1,669
Inventory allowance	(12,138)	(12,740)

Inventories, net	$311,631	$237,493

5. Investment Securities
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
Other Investment Securities
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of March 31, 2007 and December 31, 2006, we had $53 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments accounted for under the cost method. During the three months ended March 31, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities.

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
Restricted Cash and Marketable Investment Securities
As of March 31, 2007 and December 31, 2006, restricted cash and marketable investment securities included $101 million in escrow related to our litigation with Tivo and amounts set aside for our letters of credit.
6. Satellites
As of March 31, 2007, we were transmitting programming from 14 satellites in geostationary orbit approximately 22,300 miles above the equator. Of these 14 satellites, 11 are owned and three are leased. Each of the owned satellites had an original minimum useful life of at least 12 years. Two of the leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements. Our satellite fleet is a major component of our EchoStar DBS System. While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail. We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure. Further, programming continuity cannot be assured in the event of multiple satellite losses.
Recent developments with respect to certain of our satellites are discussed below.
EchoStar II
EchoStar II was launched during September 1996 and currently operates at the 148 degree orbital location. The satellite can operate up to 16 transponders at 130 watts per channel. During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating. Functionality was restored through a backup system. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of power to the satellite. However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite.
Long-Lived Satellite Assets
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
7. Intangible Assets
As of March 31, 2007 and December 31, 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2007		December 31, 2006
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$188,205	$(48,761)	$189,286	$(45,842)
Customer relationships	73,298	(54,723)	73,298	(50,142)
Technology-based	25,500	(6,099)	25,500	(5,555)

Total	$287,003	$(109,583)	$288,084	$(101,539)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to twelve years, was $9 million for each of the three months ended March 31, 2007 and 2006. For all of 2007, the aggregate amortization expense related to these identifiable assets is estimated to be $36 million. The aggregate amortization expense is estimated to be $22 million for 2008, $18 million annually for each of the years 2009 through 2012 and $57 million thereafter. Future acquisitions, dispositions or impairments would impact future amortization.
During the three months ended March 31, 2007, we participated in an FCC Auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses totaling $57 million. Of this amount, $17 million was paid and recorded as a deposit on our Condensed Consolidated Balance Sheets during the first quarter of 2007. Formal transfer of the licenses is subject to regulatory approval.
8. Commitments and Contingencies
Contingencies
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. We cannot predict with any degree of certainty the outcome of that appeal.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, SuperGuide indicated that it would no longer pursue infringement allegations with

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007, and the parties are waiting for a decision from the District Court. We also requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case as to us is suspended pending resolution of the Thomson license defense issue.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court ruled the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
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
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94 million in “Litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, the $94 million amount would increase by approximately $35 million through the end of 2007.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. In April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
Forgent
During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. Trial is currently scheduled for May 2007 in Tyler, Texas. On October 2, 2006, the Patent and Trademark Office granted a petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The non-satellite defendants have settled with Forgent, leaving us and DirecTV as the only defendants.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. We intend to vigorously defend our rights in this action. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Global Communications
In April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702. This patent, which involves satellite reception, was issued in September 2005. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the 6,947,702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. Trial has been set for August 2008. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment
During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
9. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Equipment leased to customers	$206,679	$147,909
Satellites	59,044	55,730
Furniture, fixtures, equipment and other	42,457	31,585
Identifiable intangible assets subject to amortization	9,035	9,169
Buildings and improvements	1,980	795

Total depreciation and amortization	$319,195	$245,188

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Revenue
DISH Network	$2,583,788	$2,241,390
ETC	35,574	53,692
All other	34,640	8,755
Eliminations	(9,017)	(4,446)

Total EchoStar consolidated	2,644,985	2,299,391
Other EchoStar activity	(5,282)	(623)

Total revenue	$2,639,703	$2,298,768

Net income (loss)
DISH Network	$157,235	$155,000
ETC	(5,496)	(5,402)
All other	5,401	(2,317)

Total EchoStar consolidated	157,140	147,281
Other EchoStar activity	15,609	(32,440)

Total net income (loss)	$172,749	$114,841

11. Financial Information for Subsidiary Guarantors
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
12. Related Party
During February 2007 and December 2006, we paid dividends of approximately $1.031 billion and $400 million to EOC, respectively.
EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. Although EchoStar is not required to consolidate NagraStar, EchoStar does have the ability to significantly influence its operating policies; therefore, its investment in NagraStar is accounted for under the equity method of accounting. During the three months ended March 31, 2007 and 2006, we purchased $19 million and $21 million of security access devices from NagraStar, respectively. As of March 31, 2007 and December 31, 2006, amounts payable to NagraStar totaled $6 million and $3 million, respectively. Additionally, as of March 31, 2007, we were committed to purchase $29 million of security access devices from NagraStar during 2007.
We lease transponders and provide certain other services to Transponder Encryption Services Corporation (“TESC”), a wholly-owned subsidiary of ECC, and our affiliate. During the three months ended March 31, 2007 and 2006, we recognized revenue from TESC for leasing and other services of $40 million and $39 million, respectively. As of March 31, 2007 and December 31, 2006, net amounts payable to TESC were $3 million and $18 million, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
13. Subsequent Event
On April 11, 2007, Anik F3, a Telesat FSS satellite, was successfully launched and has commenced commercial operations at the 118.7 degree orbital location. We have leased all of the capacity on the satellite for a period of 15 years.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees, additional outlet fees from subscribers with multiple receivers, digital video recorder (“DVR”) fees, advertising sales, fees earned from our DishHOME Protection Plan, equipment upgrade fees, high definition (“HD”) programming and other subscriber revenue. Therefore, not all of the amounts we include in “Subscriber-related revenue” are recurring on a monthly basis. All prior period amounts were reclassified to conform to the current period presentation.
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
“Other” sales. “Other” sales consist principally of satellite transmission revenue.
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
Cost of sales – other. “Cost of sales – other” principally includes costs related to satellite transmission services.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems and accounting and finance, including non-cash, stock-based compensation expense. It also includes outside professional fees (i.e. legal, information systems and accounting services) and other items associated with facilities and administration.
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
DISH Network subscribers. We include customers obtained through direct sales, and through our retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our most widely distributed programming package, America’s Top 100 (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
Average monthly revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenues” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006.

	For the Three Months
	Ended March 31,		Variance
	2007	2006	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Subscriber-related revenue	$2,547,555	$2,195,109	$352,446	16.1
Equipment sales	75,517	84,173	(8,656)	(10.3)
Other	16,631	19,486	(2,855)	(14.7)

Total revenue	2,639,703	2,298,768	340,935	14.8

Costs and Expenses:
Subscriber-related expenses	1,326,413	1,110,791	215,622	19.4
% of Subscriber- related revenue	52.1%	50.6%
Satellite and transmission expenses	34,725	37,683	(2,958)	(7.8)
% of Subscriber- related revenue	1.4%	1.7%
Cost of sales - equipment	60,578	69,052	(8,474)	(12.3)
% of Equipment sales	80.2%	82.0%
Cost of sales - other	2,410	1,364	1,046	76.7
Subscriber acquisition costs	402,791	360,576	42,215	11.7
General and administrative	154,406	126,217	28,189	22.3
% of Total revenue	5.8%	5.5%
Litigation expense	—	73,992	(73,992)	(100.0)
Depreciation and amortization	319,195	245,188	74,007	30.2

Total costs and expenses	2,300,518	2,024,863	275,655	13.6

Operating income (loss)	339,185	273,905	65,280	23.8

Other Income (Expense):
Interest income	27,239	20,268	6,971	34.4
Interest expense, net of amounts capitalized	(90,005)	(113,202)	23,197	20.5
Other	161	(909)	1,070	NM

Total other income (expense)	(62,605)	(93,843)	31,238	33.3

Income (loss) before income taxes	276,580	180,062	96,518	53.6
Income tax (provision) benefit, net	(103,831)	(65,221)	(38,610)	(59.2)
Effective tax rate	37.5%	36.2%

Net income (loss)	$172,749	$114,841	$57,908	50.4

Other Data:
DISH Network subscribers, as of period end (in millions)	13.415	12.265	1.150	9.4
DISH Network subscriber additions, gross (in millions)	0.890	0.794	0.096	12.1
DISH Network subscriber additions, net (in millions)	0.310	0.225	0.085	37.8
Average monthly subscriber churn rate	1.46%	1.57%	(0.11%)	(7.0)
Average monthly revenue per subscriber (“ARPU”)	$64.17	$60.26	$3.91	6.5
Average subscriber acquisition cost per subscriber (“SAC”)	$663	$697	$(34)	(4.9)
EBITDA	$658,541	$518,184	$140,357	27.1

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of March 31, 2007, we had approximately 13.415 million DISH Network subscribers compared to approximately 12.265 million subscribers at March 31, 2006, an increase of 9.4%. DISH Network added approximately 890,000 gross new subscribers for the three months ended March 31, 2007, compared to approximately 794,000 gross new subscribers during the same period in 2006, an increase of 96,000 gross new subscribers. The increase in gross new subscribers resulted in large part from increased advertising and the effectiveness of our HD and other seasonal programming and advanced product promotions during the quarter. A substantial majority of our gross new subscribers are acquired through our equipment lease program.
DISH Network added approximately 310,000 net new subscribers for the three months ended March 31, 2007, compared to approximately 225,000 net new subscribers during the same period in 2006, an increase of 37.8%. This increase resulted from the increase in gross new subscribers discussed above and a decline in subscriber churn. As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer more attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages or more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, or HD and standard definition local channels. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. In addition, we will be unable to continue to grow our subscriber base at current rates if we cannot control our customer churn.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.548 billion for the three months ended March 31, 2007, an increase of $352 million or 16.1% compared to the same period in 2006. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $64.17 during the three months ended March 31, 2007 versus $60.26 during the same period in 2006. The $3.91 or 6.5% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, revenue from increased availability of standard and HD local channels by satellite, increased penetration of HD programming and fees for DVRs.
Equipment sales. For the three months ended March 31, 2007, “Equipment sales” totaled $76 million, a decrease of $9 million or 10.3% compared to the same period during 2006. This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers, partially offset by an increase in domestic sales of DBS accessories.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.326 billion during the three months ended March 31, 2007, an increase of $216 million or 19.4% compared to the same period in 2006. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. “Subscriber-related expenses” represented 52.1% and 50.6% of “Subscriber-related revenue” during the three months ended March 31, 2007 and 2006, respectively. The increase in this expense to revenue ratio primarily resulted from increased programming costs, together with higher in-home service and refurbishment and repair costs for returned EchoStar receiver systems associated with increased penetration of our equipment lease programs. In the normal course of business, we enter into various contracts with programmers to provide content. Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided. Consequently, our programming expenses will continue to increase to the extent we are successful in growing our subscriber base. In addition, because programmers continue to raise the price of content, our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” could materially increase absent corresponding price increases in our DISH Network programming packages.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $35 million during the three months ended March 31, 2007, a $3 million or 7.8% decrease compared to the same period in 2006. This decrease primarily resulted from a decline in back-haul costs. “Satellite and transmission expenses” totaled 1.4% and 1.7% of

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
“Subscriber-related revenue” during the three months ended March 31, 2007 and 2006, respectively. These expenses will increase in the future as we increase the size of our satellite fleet, if we obtain in-orbit satellite insurance, as we increase the number and operations of our digital broadcast centers and as additional local markets and other programming services are launched.
Cost of sales – equipment. “Cost of sales – equipment” totaled $61 million during the three months ended March 31, 2007, a decrease of $8 million or 12.3% compared to the same period in 2006. This decrease primarily resulted from a decline in charges for defective, slow moving and obsolete inventory and in the sale of non-DISH Network digital receivers and related components to international customers, partially offset by an increase in costs associated with domestic sales of DBS accessories. “Cost of sales — equipment” represented 80.2% and 82.0% of “Equipment sales,” during the three months ended March 31, 2007 and 2006, respectively. The decrease in the expense to revenue ratio principally related to lower 2007 charges for defective, slow moving and obsolete inventory, partially offset by a decline in margins on sales of non-DISH Network digital receivers and related components sold to international customers and domestic sales of DBS accessories.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $403 million for the three months ended March 31, 2007, an increase of $42 million or 11.7% compared to the same period in 2006. The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.
SAC. SAC was $663 during the three months ended March 31, 2007 compared to $697 during the same period in 2006, a decrease of $34, or 4.9%. This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, and lower average equipment costs and acquisition marketing. As previously discussed, the calculation of SAC for prior periods has been revised to conform to the current year presentation.
Our principal method for reducing the cost of subscriber equipment, which is included in SAC, is to lease our receiver systems to new subscribers rather than selling systems to them at little or no cost. Upon termination of service, subscribers are required to return the leased equipment to us or be charged for the equipment. Leased equipment that is returned to us and which we redeploy to new lease customers results in reduced capital expenditures, and thus reduced SAC.
The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended March 31, 2007 compared to the same period in 2006. During the three months ended March 31, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled $189 million and $195 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs related to the introduction of less costly installation technology, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, and lower hardware costs per receiver. Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended March 31, 2007 and 2006, these amounts totaled $15 million and $26 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
necessary to respond to competition, or for other reasons. See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”
General and administrative expenses. “General and administrative expenses” totaled $154 million during the three months ended March 31, 2007, an increase of $28 million or 22.3% compared to the same period in 2006. This increase was primarily attributable to outside professional fees, personnel expense including non-cash, stock-based compensation expense, and related costs to support the growth of the DISH Network. “General and administrative expenses” represented 5.8% and 5.5% of “Total revenue” during the three months ended March 31, 2007 and 2006, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to increased infrastructure expenses to support the growth of the DISH Network, discussed above.
Litigation expense. We recorded $74 million of “Litigation expense” during the three months ended March 31, 2006 as a result of the jury verdict in the Tivo lawsuit. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Depreciation and amortization. “Depreciation and amortization” expense totaled $319 million during the three months ended March 31, 2007, a $74 million or 30.2% increase compared to the same period in 2006. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $27 million during the three months ended March 31, 2007, an increase of $7 million compared to the same period in 2006. This increase principally resulted from higher cash and marketable investment securities balances and higher total percentage returns earned on our cash and marketable investment securities during the first quarter of 2007.
Interest expense, net of amounts capitalized. “Interest expense” totaled $90 million during the three months ended March 31, 2007, a decrease of $23 million or 20.5% compared to the same period in 2006. This decrease primarily resulted from a decrease in prepayment premiums and write-off of debt issuance costs related to the redemptions of debt during 2006 totaling $23 million.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $659 million during the three months ended March 31, 2007, an increase of $140 million or 27.1% compared to the same period in 2006.
The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
EBITDA	$658,541	$518,184
Less:
Interest expense, net	62,766	92,934
Income tax provision	103,831	65,221
Depreciation and amortization	319,195	245,188

Net income (loss)	$172,749	$114,841

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the MVPD industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Income tax (provision) benefit, net. Our income tax provision was $104 million during the three months ended March 31, 2007, an increase of $39 million or 59.2% compared to during the same period in 2006. The increase in the provision is primarily related to the improvement in “Income (loss) before income taxes” and a 1.3% increase in the effective tax rate. During the three months ended March 31, 2006, our effective tax rate was favorably impacted by the utilization of state tax net operating loss carryforwards.
Net income (loss). Net income was $173 million during the three months ended March 31, 2007, an increase of $58 million compared to $115 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and expenses discussed above.
Subscriber Turnover
Our percentage monthly subscriber churn for the three months ended March 31, 2007 was 1.46%, compared to 1.57% for the same period in 2006. Our future subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in non-pay or involuntary disconnects resulting from economic and other drivers, the expiration of customers from commitment periods associated with certain promotions, an increase in competition from existing competitors and new entrants offering more compelling promotions, as well as new advanced products and services. Competitor bundling of video services with 2-way high-speed Internet access and telephone services may also contribute more significantly to churn over time. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Furthermore, our average monthly subscriber churn rate fluctuates from period to period due to seasonality. Typically, subscribers churn at a higher rate during the second and third quarters each year than during the first and fourth quarters.
Additionally, as the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our EchoStar receiver systems to control access to authorized programming content. Our signal encryption has been compromised by theft of service and could be further compromised in the future. We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult. During 2005, we completed the replacement of our smart cards. While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service. There can be no assurance that our security measures will be effective in reducing theft of our programming signals. If we are required to replace existing smart cards, the cost could exceed $100 million.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation. We cannot predict with any degree of certainty the outcome of that appeal.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, SuperGuide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007, and the parties are waiting for a decision from the District Court. We also requested leave to add a license defense as to the ‘578 patent in view of a new (at the time) license we obtained from a third-party licensed by Superguide. Activity in the case as to us is suspended pending resolution of the Thomson license defense issue.
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
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court ruled the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States

Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the case pending reexamination. Our case remains stayed pending resolution of the Charter case.
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
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $94 million in “Litigation expense” on our Condensed Consolidated Statement of Operations to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court through September 8, 2006. Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal. Consequently, we are not recording additional amounts for supplemental damages or interest subsequent to the September 8, 2006 judgment date. If the verdict is upheld on appeal, the $94 million amount would increase by approximately $35 million through the end of 2007.
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
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. In April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006. We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.
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
Forgent
During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleges infringement of United States Patent No. 6,285,746 (the ‘746 patent).
The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines. We have examined this patent and do not believe that it is infringed by any of our products or services. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. Trial is currently scheduled for May 2007 in Tyler, Texas. On October 2, 2006, the Patent and Trademark Office granted a petition for reexamination of the ‘746 patent. On October 27, 2006, the Patent and Trademark Office issued its initial office action rejecting all of the claims of the ‘746 patent in light of several prior art references. Forgent will have an opportunity to challenge the initial office action. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The non-satellite defendants have settled with Forgent, leaving us and DirecTV as the only defendants.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. We intend to vigorously defend our rights in this action. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Global Communications
In April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702. This patent, which involves satellite reception, was issued in September 2005. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the 6,947,702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and recently denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. Trial has been set for August 2008. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Enron Commercial Paper Investment
During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2006 includes a detailed discussion of our risk factors. During the three months ended March 31, 2007, there were no material changes in risk factors as previously disclosed.
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

Date: May 11, 2007

Exhibit Index

Exhibit No.	Description
31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.