Form 10-Q
period 2007-06-30
ECHOSTAR DBS CORP
filed 2007-08-10
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number 333-31929

EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

As of July 31, 2007, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

PART I - FINANCIAL INFORMATION

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

•
DISH Network® subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

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

•	our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance;
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
•
we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services.  Certain of these resellers account for a significant percentage of our total new subscriber acquisitions.  Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels;

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

ii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$927,977	$1,667,130
Marketable investment securities	902,918	697,646
Trade accounts receivable, net of allowance for uncollectible accountsof $17,327 and $14,205, respectively	707,278	665,374
Advances to affiliates	82,062	107,834
Inventories, net	289,342	237,493
Current deferred tax assets	72,684	280,325
Other current assets	148,399	102,433
Total current assets	3,130,660	3,758,235
Restricted cash and marketable investment securities	157,955	156,503
Property and equipment, net of accumulated depreciation of $3,254,596 and $2,849,534, respectively	3,552,275	3,500,155
FCC authorizations	705,228	705,228
Intangible assets, net.	168,421	189,905
Other noncurrent assets, net	137,566	117,947
Total assets	$7,852,105	$8,427,973

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$248,948	$257,460
Advances from affiliates	97,266	128,568
Deferred revenue and other	834,356	819,773
Accrued programming	958,951	913,687
Other accrued expenses	529,034	528,936
Current portion of capital lease obligations, mortgages and other notes payable	47,179	38,435
Total current liabilities	2,715,734	2,686,859

Long-term obligations, net of current portion:
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	572,771	403,526
Deferred tax liabilities	177,186	318,219
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	253,669	275,131
Total long-term obligations, net of current portion	6,003,626	5,996,876
Total liabilities	8,719,360	8,683,735

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	-	-
Additional paid-in capital	1,046,896	1,032,925
Accumulated other comprehensive income (loss)	420	254
Accumulated earnings (deficit)	(1,914,571)	(1,288,941)
Total stockholder's equity (deficit)	(867,255)	(255,762)
Total liabilities and stockholder's equity (deficit)	$7,852,105	$8,427,973

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Subscriber-related revenue	$2,671,803	$2,332,226	$5,219,358	$4,527,335
Equipment sales	77,183	114,118	152,700	198,291
Other	6,421	19,094	23,052	38,580
Total revenue	2,755,407	2,465,438	5,395,110	4,764,206

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 10)	1,352,153	1,194,606	2,678,566	2,305,397
Satellite and transmission expenses (exclusive of depreciation shown below - Note 10)	40,511	32,823	75,236	70,506
Cost of sales - equipment	59,451	84,674	120,029	153,727
Cost of sales - other	639	1,931	3,049	3,295
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of depreciation shown below - Note 10)	36,696	47,135	66,376	81,794
Other subscriber promotion subsidies	294,232	273,691	616,964	552,191
Subscriber acquisition advertising	46,621	53,448	97,000	100,865
Total subscriber acquisition costs	377,549	374,274	780,340	734,850
General and administrative	138,810	141,031	293,216	267,248
Litigation expense (Note 9)	-	14,243	-	88,235
Depreciation and amortization (Note 10)	343,040	274,367	662,235	519,554
Total costs and expenses	2,312,153	2,117,949	4,612,671	4,142,812

Operating income (loss)	443,254	347,489	782,439	621,394

Other Income (Expense):
Interest income	21,266	29,504	48,505	49,772
Interest expense, net of amounts capitalized	(95,206)	(94,592)	(185,211)	(207,794)
Other	(364)	(2,416)	(203)	(3,325)
Total other income (expense)	(74,304)	(67,504)	(136,909)	(161,347)

Income (loss) before income taxes	368,950	279,985	645,530	460,047
Income tax (provision) benefit, net	(136,704)	(98,694)	(240,535)	(163,915)
Net income (loss)	$232,246	$181,291	$404,995	$296,132

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$404,995	$296,132
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	662,235	519,554
Non-cash, stock-based compensation recognized	11,089	7,320
Deferred tax expense (benefit)	65,891	139,119
Other, net	3,780	3,408
Change in noncurrent assets	4,683	5,635
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(21,462)	68,613
Changes in current assets and current liabilities, net	(16,264)	266,760
Net cash flows from operating activities	1,114,947	1,306,541

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,501,171)	(877,679)
Sales and maturities of marketable investment securities	1,294,659	675,232
Purchases of property and equipment	(541,142)	(697,660)
Change in restricted cash and marketable investment securities	-	(49,586)
FCC authorizations (Note 7)	(57,463)	-
Purchase of non-marketable investments included in noncurrent assets and other	(1,775)	-
Other	127	290
Net cash flows from investing activities	(806,765)	(949,403)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	-	(441,964)
Proceeds from issuance of 7 1/8% Senior Notes due 2016	-	1,500,000
Deferred debt issuance costs	-	(7,500)
Dividend to EOC	(1,030,805)	(161,099)
Repayment of capital lease obligations, mortgages and other notes payable	(20,230)	(21,591)
Tax benefits recognized on stock option exercises	3,700	1,611
Net cash flows from financing activities	(1,047,335)	869,457

Net increase (decrease) in cash and cash equivalents	(739,153)	1,226,595
Cash and cash equivalents, beginning of period.	1,667,130	582,386
Cash and cash equivalents, end of period.	$927,977	$1,808,981

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest.	$184,035	$156,483
Capitalized interest	$2,459	$-
Cash received for interest	$48,505	$49,772
Cash paid for income taxes	$27,340	$4,220
Satellite and other vendor financing	$-	$15,000
Satellite financed under capital lease obligations (Note 8)	$198,219	$-

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
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

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Net income (loss)	$232,246	$181,291	$404,995	$296,132
Foreign currency translation adjustments	1	119	33	232
Unrealized holding gains (losses) on available-for-sale securities	(23)	(116)	212	482
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	9	41	(79)	(167)
Comprehensive income (loss)	$232,233	$181,335	$405,161	$296,679

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

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of June 30, 2007, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examinations in process.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As a result of the implementation of FIN 48, we recognized an immaterial amount to “Accumulated earnings (deficit).”  We have $20 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate.  We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.

Accrued interest on tax positions are recorded as a component of interest expense and penalties in other income (expense).  During the six months ended June 30, 2007, we recorded approximately $1 million in interest and penalty expense to earnings.  Accrued interest and penalties was $2 million at June 30, 2007.

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

Stock Incentive Plans

EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees.  Awards under these plans include both performance and non-performance based equity incentives.  As of June 30, 2007, we had options to acquire 21.0 million shares of EchoStar’s Class A common stock and 779,994 restricted stock awards outstanding under these plans.  In general, stock options granted through June 30, 2007 have included exercise prices not less than the market value of EchoStar’s Class A common stock at the date of grant and a maximum term of ten years.  While historically EchoStar’s Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested.  As of June 30, 2007, EchoStar had 65.8 million shares of its Class A common stock authorized for future grant under the stock incentive plans.

Our stock option activity (including performance and non-performance based options) for the six months ended June 30, 2007 was as follows:

	For the Six Months Ended June 30, 2007
	Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	22,002,305	$25.65
Granted	1,114,250	43.42
Exercised	(1,006,144)	24.40
Forfeited and cancelled	(1,129,300)	16.63
Options outstanding, end of period	20,981,111	27.14
Exercisable at end of period	6,171,411	32.33

We realized $8 million and $2 million of tax benefits from share options exercised during the six months ended June 30, 2007 and 2006, respectively.  Based on the average market value of our Class A common stock for the six months ended June 30, 2007, the aggregate intrinsic value for the options outstanding was $375 million.  Of that amount, options with an aggregate intrinsic value of $82 million were exercisable at the end of the period.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

As of June 30, 2007, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	For the Six Months Ended June 30, 2007
	Restricted Stock Awards *	Weighted- Average Grant Date Fair Value
Restricted stock awards outstanding, beginning of period	839,798	$30.90
Granted	39,580	43.43
Exercised	(20,000)	30.16
Forfeited and cancelled	(79,384)	31.15
Restricted stock awards outstanding, end of period	779,994	31.53

*
As of June 30, 2007, the restricted stock awards included 669,994 restricted performance units outstanding pursuant to EchoStar’s 2005 long-term, performance-based stock incentive plan (the “2005 LTIP”).  Vesting of these restricted performance units is contingent upon meeting a long-term goal which EchoStar’s management has determined is not probable as of June 30, 2007.

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

Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until EchoStar’s management concludes achievement of the corresponding goal is probable.  Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while EchoStar’s management did not believe achievement of either of the goals was probable as of June 30, 2007, that assessment could change with respect to either goal at any time.  In accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $40 million and $92 million under the 1999 LTIP and the 2005 LTIP, respectively.  If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period.  As of June 30, 2007, if EchoStar’s management had determined each goal was probable, we would have expensed $37 million for the 1999 LTIP and $16 million for the 2005 LTIP.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Of the 21.0 million options outstanding under EchoStar’s stock incentive plans as of June 30, 2007, options to purchase 5.2 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively.  These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued.  The weighted-average exercise price of these options is $10.67 under the 1999 LTIP and $30.26 under the 2005 LTIP.  The fair value of options granted during the six months ended June 30, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black Scholes option pricing model, was $19.78 per option share.  Further, pursuant to the 2005 LTIP, there were also 669,994 outstanding restricted performance units as of June 30, 2007 with a weighted-average grant date fair value of $31.53.

Stock-Based Compensation

Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the three and six months June 30, 2007 and 2006, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Subscriber-related expenses	$130	$147	$306	$254
Satellite and transmission expenses	93	87	220	152
General and administrative	3,303	2,548	6,404	4,388
Total non-cash, stock based compensation	$3,526	$2,782	$6,930	$4,794

As of June 30, 2007, our total unrecognized compensation cost related to our non-performance based unvested stock options was $51 million.  This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The fair value of each option grant for the three and six months ended June 30, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.99%	5.18%	4.55%	4.93%
Volatility factor	20.43%	24.71%	20.42%	25.06%
Expected term of options in years	6.0	6.1	6.0	6.3
Weighted-average fair value of options granted	$14.11	$11.28	$13.77	$11.12

EchoStar does not currently plan to pay dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods.

We will continue to evaluate the assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4.	Inventories

Inventories consist of the following:

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Finished goods - DBS	$141,566	$132,533
Raw materials	102,084	49,958
Work-in-process - service repair and refurbishment	45,948	51,870
Work-in-process - new	12,711	14,203
Consignment	4,452	1,669
Inventory allowance	(17,419)	(12,740)
Inventories, net	$289,342	$237,493

5.	Investment Securities

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

Other Investment Securities

We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  As of June 30, 2007 and December 31, 2006, we had $53 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments accounted for under the cost method.  During the six months ended June 30, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
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

Restricted Cash and Marketable Investment Securities

As of June 30, 2007 and December 31, 2006, restricted cash and marketable investment securities included amounts set aside for our letters of credit and $101 million in escrow related to our litigation with Tivo.

6.	Satellites

We presently utilize 15 satellites in geostationary orbit approximately 22,300 miles above the equator.  Of these 15 satellites, 11 are owned and four are leased.  Each of the owned satellites had an original minimum useful life of at least 12 years.  Three of the leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the terms of the satellite service agreements.  Our satellite fleet is a major component of our EchoStar DBS System.  While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.  We currently do not carry insurance for any of our owned in-orbit satellites.  We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail.  We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure.  Further, programming continuity cannot be assured in the event of multiple satellite losses.

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

EchoStar V

EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location.  The satellite was originally designed with a minimum 12-year design life.  Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed.  These issues have not impacted commercial operation of the satellite, but have reduced the remaining spacecraft life to less than two years as of June 30, 2007.  Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings.  In June 2007, the satellite lost an additional solar array string.  The solar array anomalies have not impacted commercial operation of the satellite to date.  Since the satellite only has a remaining life of less than two years, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), are not expected to reduce the current remaining life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

7.	FCC Authorizations and Intangible Assets

During the six months ended June 30, 2007, we participated in an FCC Auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses totaling $57 million.  As of June 30, 2007, this amount was recorded as a deposit in “Other current assets” on our Condensed Consolidated Balance Sheets.  This amount will be reclassified to “FCC authorizations” upon formal transfer of the licenses, which is subject to regulatory approval.

As of June 30, 2007 and December 31, 2006, our identifiable intangibles subject to amortization consisted of the following:
	As of
	June 30, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$188,205	$(52,634)	$189,286	$(45,842)
Customer relationships	73,298	(59,305)	73,298	(50,142)
Technology-based	25,500	(6,643)	25,500	(5,555)
Total	$287,003	$(118,582)	$288,084	$(101,539)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to 12 years, was $9 million for each of the three months ended June 30, 2007 and 2006.  Amortization was $18 million for each of the six months ended June 30, 2007 and 2006.

Estimated future amortization of our identifiable intangible assets as of June 30, 2007 is as follows (in thousands):

For the Years Ending December 31,
2007 (remaining six months)	$17,998
2008	22,502
2009	17,671
2010	17,671
2011	17,671
2012	17,671
Thereafter	57,237
Total	$168,421

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

8.	Long-Term Debt

Capital Lease Obligations

On April 11, 2007, Anik F3, a Telesat FSS satellite, was successfully launched and has commenced commercial operations at the 118.7 degree orbital location.  We have leased all of the Ku band capacity on the satellite for a period of 15 years beginning in April 2007.  In accordance with SFAS 13, we have accounted for this agreement as a capital lease asset by recording $223 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of $198 million.

As of June 30, 2007 and December 31, 2006, we had $775 million and $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $140 million and $108 million, respectively.  In our Condensed Consolidated Statements of Operations, we recognized $30 million and $28 million in depreciation expense on satellites acquired under capital lease agreements during the six months ended June 30, 2007 and 2006, respectively.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2007 are as follows (in thousands):

For the Years Ending December 31,
2007 (remaining six months)	$71,175
2008	134,351
2009	134,351
2010	134,351
2011	134,351
Thereafter	746,374
Total minimum lease payments	1,354,953
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(497,408)
Net minimum lease payments	857,545
Less: Amount representing interest	(272,497)
Present value of net minimum lease payments	585,048
Less: Current portion	(44,149)
Long-term portion of capital lease obligations	$540,899

9.	Commitments and Contingencies

Contingencies

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

Distant Network Litigation

During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006.  Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.  We have turned off all of our distant network channels and are no longer in the distant network business.  Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.  The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the appeal or determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Enron Commercial Paper Investment

During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker.  That commercial paper was ultimately purchased by Enron.  During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper.  The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws.  We dispute these allegations.  We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations.  At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  We intend to vigorously prosecute this case.  In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from EchoStar.  On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.

Global Communications

On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Katz Communications

On June 21, 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We are vigorously defending against the suits and have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and recently denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  Trial has been set for August 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with their infringement action against us, DirecTV and Thomson.

We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

On July 30, 2007, the Patent and Trademark Office (“PTO”) issued a “final office action” rejecting as invalid all of the hardware claims that Tivo asserted against us at trial and which the jury found we had infringed.  The PTO did not reject the two software claims that Tivo asserted against us at trial and which the jury found we had infringed.  Tivo can appeal the final office action.  We believe that we do not infringe any of the claims asserted against us.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we reached a settlement which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

10.	Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Equipment leased to customers	$215,322	$169,639	$422,001	$317,548
Satellites	61,189	59,421	120,233	115,151
Furniture, fixtures, equipment and other	55,545	34,945	98,002	66,529
Identifiable intangible assets subject to amortization	8,999	9,169	18,034	18,339
Buildings and improvements	1,985	1,193	3,965	1,987
Total depreciation and amortization	$343,040	$274,367	$662,235	$519,554

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue
DISH Network	$2,701,601	$2,346,816	$5,285,388	$4,588,206
ETC	34,010	77,333	69,585	131,025
All other	29,819	47,552	64,460	56,307
Eliminations	(5,422)	(5,546)	(14,440)	(9,992)
Total EchoStar consolidated	2,760,008	2,466,155	5,404,993	4,765,546
Other EchoStar activity	(4,601)	(717)	(9,883)	(1,340)
Total revenue	$2,755,407	$2,465,438	$5,395,110	$4,764,206

Net income (loss)
DISH Network	$229,006	$141,583	$386,410	$296,583
ETC	(3,574)	14,949	(9,240)	9,547
All other	(1,233)	12,247	4,169	9,930
Total EchoStar consolidated	224,199	168,779	381,339	316,060
Other EchoStar activity	8,047	12,512	23,656	(19,928)
Total net income (loss)	$232,246	$181,291	$404,995	$296,132

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
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

EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  Although EchoStar is not required to consolidate NagraStar, EchoStar does have the ability to significantly influence its operating policies; therefore, its investment in NagraStar is accounted for under the equity method of accounting.  During the six months ended June 30, 2007 and 2006, we purchased $31 million and $34 million of security access devices from NagraStar, respectively.  As of June 30, 2007 and December 31, 2006, amounts payable to NagraStar totaled $4 million and $3 million, respectively.  Additionally, as of June 30, 2007, we were committed to purchase $30 million of security access devices from NagraStar during 2007.

We lease transponders and provide certain other services to Transponder Encryption Services Corporation (“TESC”), a wholly-owned subsidiary of ECC, and our affiliate.  During the six months ended June 30, 2007 and 2006, we recognized revenue from TESC for leasing and other services of $81 million and $65 million, respectively.  As of June 30, 2007 and December 31, 2006, net amounts payable to TESC were $8 million and $18 million, respectively.

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

SAC.  Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution (“MVPD”) industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.  Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions.  We include all the costs of acquiring subscribers (i.e. subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

	For the Three Months Ended June 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,671,803	$2,332,226	$339,577	14.6
Equipment sales	77,183	114,118	(36,935)	(32.4)
Other	6,421	19,094	(12,673)	(66.4)
Total revenue	2,755,407	2,465,438	289,969	11.8

Costs and Expenses:
Subscriber-related expenses	1,352,153	1,194,606	157,547	13.2
% of Subscriber-related revenue	50.6%	51.2%
Satellite and transmission expenses	40,511	32,823	7,688	23.4
% of Subscriber-related revenue	1.5%	1.4%
Cost of sales - equipment	59,451	84,674	(25,223)	(29.8)
% of Equipment sales	77.0%	74.2%
Cost of sales - other	639	1,931	(1,292)	(66.9)
Subscriber acquisition costs	377,549	374,274	3,275	0.9
General and administrative	138,810	141,031	(2,221)	(1.6)
% of Total revenue	5.0%	5.7%
Litigation expense	-	14,243	(14,243)	(100.0)
Depreciation and amortization	343,040	274,367	68,673	25.0
Total costs and expenses	2,312,153	2,117,949	194,204	9.2

Operating income (loss)	443,254	347,489	95,765	27.6

Other Income (Expense):
Interest income	21,266	29,504	(8,238)	(27.9)
Interest expense, net of amounts capitalized	(95,206)	(94,592)	(614)	(0.6)
Other	(364)	(2,416)	2,052	84.9
Total other income (expense)	(74,304)	(67,504)	(6,800)	(10.1)

Income (loss) before income taxes	368,950	279,985	88,965	31.8
Income tax (provision) benefit, net	(136,704)	(98,694)	(38,010)	(38.5)
Effective tax rate	37.1%	35.2%
Net income (loss)	$232,246	$181,291	$50,955	28.1

Other Data:
DISH Network subscribers, as of period end (in millions)	13.585	12.460	1.125	9.0
DISH Network subscriber additions, gross (in millions)	0.850	0.824	0.026	3.2
DISH Network subscriber additions, net (in millions)	0.170	0.195	(0.025)	(12.8)
Average monthly subscriber churn rate	1.68%	1.70%	(0.02%)	(1.2)
Average monthly revenue per subscriber ("ARPU")	$66.06	$62.91	$3.15	5.0
Average subscriber acquisition cost per subscriber ("SAC")	$645	$683	$(38)	(5.6)
EBITDA	$785,930	$619,440	$166,490	26.9

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers. As of June 30, 2007, we had approximately 13.585 million DISH Network subscribers compared to approximately 12.460 million subscribers at June 30, 2006, an increase of 9.0%.  DISH Network added approximately 850,000 gross new subscribers for the three months ended June 30, 2007, compared to approximately 824,000 gross new subscribers during the same period in 2006, an increase of 26,000 gross new subscribers.  The increase in gross new subscribers resulted in large part from the effectiveness of our HD and other programming and advanced product promotions during the quarter.  A substantial majority of our gross new subscribers are acquired through our equipment lease program.

DISH Network added approximately 170,000 net new subscribers for the three months ended June 30, 2007, compared to approximately 195,000 net new subscribers during the same period in 2006, a decrease of 12.8%.  This decrease primarily resulted from a similar subscriber churn rate compared to the prior year on a larger subscriber base.  As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.  Our average monthly subscriber churn rate fluctuates from period to period due to seasonality.  Typically, subscribers churn at a higher rate during the second and third quarters each year than during the first and fourth quarters.

Our subscriber growth and our subscriber churn may be negatively impacted by a number of other factors, including but not limited to, adverse economic developments, trends in the housing/mortgage markets, the timing of customer commitment expirations associated with certain promotions, and increases in the theft of our signal or our competitors’ signals.  Furthermore, our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer more attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages or more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, or HD and standard definition local channels.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

AT&T, Inc. (“AT&T”) and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services.  During May 2007, AT&T management stated that AT&T intends to select a single satellite TV provider for its entire territory by the end of this year.  Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $2.672 billion for the three months ended June 30, 2007, an increase of $340 million or 14.6% compared to the same period in 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $66.06 during the three months ended June 30, 2007 versus $62.91 during the same period in 2006.  The $3.15 or 5.0% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, fees for DVRs, and revenue from increased availability of standard and HD local channels by satellite.

Equipment sales.  For the three months ended June 30, 2007, “Equipment sales” totaled $77 million, a decrease of $37 million or 32.4% compared to the same period during 2006.  This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers and by a decrease in domestic sales of DBS accessories.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.352 billion during the three months ended June 30, 2007, an increase of $158 million or 13.2% compared to the same period in 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers.  “Subscriber-related expenses” represented 50.6% and 51.2% of “Subscriber-related revenue” during the three months ended June 30, 2007 and 2006, respectively.  The decrease in this expense to revenue ratio primarily resulted from a decline in costs associated with our call center operations. This decrease was partially offset by higher in-home service, refurbishment and repair costs for EchoStar receiver systems associated with increased penetration of our equipment lease programs and higher bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Cost of sales – equipment.  “Cost of sales – equipment” totaled $59 million during the three months ended June 30, 2007, a decrease of $25 million or 29.8% compared to the same period in 2006.  This decrease primarily resulted from a decline in the sale of non-DISH Network digital receivers and related components to international customers, a decrease in costs associated with domestic sales of DBS accessories and a decline in charges for defective, slow moving and obsolete inventory.  “Cost of sales - equipment” represented 77.0% and 74.2% of “Equipment sales,” during the three months ended June 30, 2007 and 2006, respectively.  The increase in the expense to revenue ratio principally related to a decline in margins on domestic sales of DBS accessories and on sales of non-DISH Network digital receivers and related components sold to international customers, partially offset by lower 2007 charges for defective, slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $378 million for the three months ended June 30, 2007, an increase of $3 million or 0.9% compared to the same period in 2006.  The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.

SAC.  SAC was $645 during the three months ended June 30, 2007 compared to $683 during the same period in 2006, a decrease of $38, or 5.6%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, and lower average equipment costs and acquisition marketing.

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

The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended June 30, 2007 compared to the same period in 2006.  During the three months ended June 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled $172 million and $190 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase.  Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers.  However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the three months ended June 30, 2007 and 2006, these amounts totaled $22 million and $30 million, respectively.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

General and administrative expenses.  “General and administrative expenses” totaled $139 million during the three months ended June 30, 2007, a decrease of $2 million or 1.6% compared to the same period in 2006.  This decrease was primarily attributable to lower accruals for legal settlements in 2007 compared to 2006, partially offset by an increase in outside professional fees.  “General and administrative expenses” represented 5.0% and 5.7% of “Total revenue” during the three months ended June 30, 2007 and 2006, respectively.  The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth and decreases in “General and administrative expenses” discussed above.

Litigation expense.  We recorded $14 million of additional “Litigation expense” during the three months ended June 30, 2006 as a result of the jury verdict in the Tivo lawsuit.  Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal.  See Note 9 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $343 million during the three months ended June 30, 2007, a $69 million or 25.0% increase compared to the same period in 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, the write-off of costs associated with discontinued software development projects, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $786 million during the three months ended June 30, 2007, an increase of $166 million or 26.9% compared to the same period in 2006.

The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2007	2006
	(In thousands)
EBITDA	$785,930	$619,440
Less:
Interest expense, net	73,940	65,088
Income tax provision	136,704	98,694
Depreciation and amortization	343,040	274,367
Net income (loss)	$232,246	$181,291

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

Income tax (provision) benefit, net.  Our income tax provision was $137 million during the three months ended June 30, 2007, an increase of $38 million or 38.5% compared to the same period in 2006.  The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate.  During the three months ended June 30, 2006, our effective tax rate was favorably impacted by the utilization of state net operating loss carryforwards.

Net income (loss).  Net income was $232 million during the three months ended June 30, 2007, an increase of $51 million compared to $181 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

	For the Six Months
	Ended June 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$5,219,358	$4,527,335	$692,023	15.3
Equipment sales	152,700	198,291	(45,591)	(23.0)
Other	23,052	38,580	(15,528)	(40.2)
Total revenue	5,395,110	4,764,206	630,904	13.2

Costs and Expenses:
Subscriber-related expenses	2,678,566	2,305,397	373,169	16.2
% of Subscriber-related revenue	51.3%	50.9%
Satellite and transmission expenses	75,236	70,506	4,730	6.7
% of Subscriber-related revenue	1.4%	1.6%
Cost of sales - equipment	120,029	153,727	(33,698)	(21.9)
% of Equipment sales	78.6%	77.5%
Cost of sales - other	3,049	3,295	(246)	(7.5)
Subscriber acquisition costs	780,340	734,850	45,490	6.2
General and administrative	293,216	267,248	25,968	9.7
% of Total revenue	5.4%	5.6%
Litigation expense	-	88,235	(88,235)	(100.0)
Depreciation and amortization	662,235	519,554	142,681	27.5
Total costs and expenses	4,612,671	4,142,812	469,859	11.3

Operating income (loss)	782,439	621,394	161,045	25.9

Other Income (Expense):
Interest income	48,505	49,772	(1,267)	(2.5)
Interest expense, net of amounts capitalized	(185,211)	(207,794)	22,583	10.9
Other	(203)	(3,325)	3,122	93.9
Total other income (expense)	(136,909)	(161,347)	24,438	15.1

Income (loss) before income taxes	645,530	460,047	185,483	40.3
Income tax (provision) benefit, net	(240,535)	(163,915)	(76,620)	(46.7)
Effective tax rate	37.3%	35.6%
Net income (loss)	$404,995	$296,132	$108,863	36.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.585	12.460	1.125	9.0
DISH Network subscriber additions, gross (in millions)	1.740	1.618	0.122	7.5
DISH Network subscriber additions, net (in millions)	0.480	0.420	0.060	14.3
Average monthly subscriber churn rate	1.57%	1.64%	(0.07%)	(4.3)
Average monthly revenue per subscriber ("ARPU")	$65.12	$61.60	$3.52	5.7
Average subscriber acquisition cost per subscriber ("SAC")	$654	$690	$(36)	(5.2)
EBITDA	$1,444,471	$1,137,623	$306,848	27.0

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $5.219 billion for the six months ended June 30, 2007, an increase of $692 million or 15.3% compared to the same period in 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $65.12 during the six months ended June 30, 2007 versus $61.60 during the same period in 2006.  The $3.52 or 5.7% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, fees for DVRs, and revenue from increased availability of standard and HD local channels by satellite.

Equipment sales.  For the six months ended June 30, 2007, “Equipment sales” totaled $153 million, a decrease of $46 million or 23.0% compared to the same period during 2006.  This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.679 billion during the six months ended June 30, 2007, an increase of $373 million or 16.2% compared to the same period in 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers.  “Subscriber-related expenses” represented 51.3% and 50.9% of “Subscriber-related revenue” during the six months ended June 30, 2007 and 2006, respectively.  The increase in this expense to revenue ratio primarily resulted from increases in: (i) programming costs, (ii) in-home service, refurbishment and repair costs for EchoStar receiver systems associated with increased penetration of our equipment lease programs, and (iii) bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill.  These increases were partially offset by a decline in costs associated with our call center operations.

Cost of sales – equipment.  “Cost of sales – equipment” totaled $120 million during the six months ended June 30, 2007, a decrease of $34 million or 21.9% compared to the same period in 2006.  This decrease primarily resulted from a decline in the sale of non-DISH Network digital receivers and related components to international customers and in charges for defective, slow moving and obsolete inventory, partially offset by an increase in costs associated with domestic sales of DBS accessories.  “Cost of sales – equipment” represented 78.6% and 77.5% of “Equipment sales,” during the six months ended June 30, 2007 and 2006, respectively.  The increase in the expense to revenue ratio principally related to a decline in margins on domestic sales of DBS accessories and on sales of non-DISH Network digital receivers and related components sold to international customers, partially offset by lower 2007 charges for defective, slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled approximately $780 million for the six months ended June 30, 2007, an increase of $45 million or 6.2% compared to the same period in 2006.  The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.

SAC.  SAC was approximately $654 during the six months ended June 30, 2007 compared to $690 during the same period in 2006, a decrease of $36, or 5.2%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, and lower average equipment costs and acquisition marketing.

During the six months ended June 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $361 million and $385 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase.

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the six months ended June 30, 2007 and 2006, these amounts totaled approximately $37 million and $56 million, respectively.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

General and administrative expenses.  “General and administrative expenses” totaled $293 million during the six months ended June 30, 2007, an increase of $26 million or 9.7% compared to the same period in 2006.  This increase was primarily attributable to an increase in: (i) outside professional fees, (ii) personnel expenses including non-cash, stock-based compensation expense, and (iii) administrative costs to support the growth of the DISH Network.  These increases were partially offset by lower accruals for legal settlements in 2007 compared to 2006.  “General and administrative expenses” represented 5.4% and 5.6% of “Total revenue” during the six months ended June 30, 2007 and 2006, respectively.  The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth and decreases in “General and administrative expenses” discussed above.

Litigation expense.  We recorded $88 million of “Litigation expense” during the six months ended June 30, 2006 as a result of the jury verdict in the Tivo lawsuit.  Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal.  See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $662 million during the six months ended June 30, 2007, an increase of $143 million or 27.5% compared to the same period in 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, the write-off of costs associated with discontinued software development projects, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.

Interest expense, net of amounts capitalized. “Interest expense” totaled $185 million during the six months ended June 30, 2007, a decrease of $23 million or 10.9% compared to the same period in 2006.  This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuance of debt during 2006 and 2007.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.444 billion during the six months ended June 30, 2007, an increase of $307 million or 27.0% compared to the same period in 2006.

The following table reconciles EBITDA to the accompanying financial statements:

	For the Six Months
	Ended June 30,
	2007	2006
	(In thousands)
	$1,444,471	$1,137,623
Less:
Interest expense, net	136,706	158,022
Income tax provision, net	240,535	163,915
Depreciation and amortization	662,235	519,554
Net income (loss)	$404,995	$296,132

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

Income tax (provision) benefit, net.  Our income tax provision was $241 million during the six months ended June 30, 2007, an increase of $77 million or 46.7% compared to during the same period in 2006.  The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate.  During the six months ended June 30, 2006, our effective tax rate was favorably impacted by the utilization of state net operating loss carryforwards.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Net income (loss).  Net income was $405 million during the six months ended June 30, 2007, an increase of $109 million compared to $296 million for the same period in 2006. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Subscriber Turnover

Our percentage monthly subscriber churn for the six months ended June 30, 2007 was 1.57%, compared to 1.64% for the same period in 2006.  Our future subscriber churn may be negatively impacted by a number of other factors, including but not limited to, adverse economic developments, trends in the housing/mortgage markets, the timing of customer commitment expirations associated with certain promotions, and more aggressive/attractive promotions, products and services from competitors.  Competitor bundling of video services with 2-way high-speed Internet access and telephone services may also contribute more significantly to churn over time.  Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate.  However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.  There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically.  Furthermore, our average monthly subscriber churn rate fluctuates from period to period due to seasonality.  Typically, subscribers churn at a higher rate during the second and third quarters each year than during the first and fourth quarters.

Additionally, as the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

AT&T and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services.  During May 2007, AT&T management stated that AT&T intends to select a single satellite TV provider for its entire territory by the end of this year.  Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels.

Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our EchoStar receiver systems to control access to authorized programming content.  Our signal encryption has been compromised by theft of service and could be further compromised in the future.  We continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult.  During 2005, we completed the replacement of our smart cards.  While the smart card replacement did not fully secure our system, we continue to implement software patches and other security measures to help protect our service.  There can be no assurance that our security measures will be effective in reducing theft of our programming signals.  If we are required to replace existing smart cards and/or security chips, the cost could exceed $100 million.

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

PART II – OTHER INFORMATION – continued

Distant Network Litigation

During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006.  Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.  We have turned off all of our distant network channels and are no longer in the distant network business.  Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.  The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the appeal or determine the extent of any potential liability or damages.

Enron Commercial Paper Investment

During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker.  That commercial paper was ultimately purchased by Enron.  During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper.  The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws.  We dispute these allegations.  We typically invest in commercial paper and notes which are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations.  At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  We intend to vigorously prosecute this case.  In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from EchoStar.  On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.

Global Communications

On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II – OTHER INFORMATION - continued

Katz Communications

On June 21, 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our satellite hardware retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We are vigorously defending against the suits and have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and recently denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  Trial has been set for August 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with their infringement action against us, DirecTV and Thomson.

PART II – OTHER INFORMATION - continued

We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On July 30, 2007, the Patent and Trademark Office (“PTO”) issued a “final office action” rejecting as invalid all of the hardware claims that Tivo asserted against us at trial and which the jury found we had infringed.  The PTO did not reject the two software claims that Tivo asserted against us at trial and which the jury found we had infringed.  Tivo can appeal the final office action.  We believe that we do not infringe any of the claims asserted against us.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we reached a settlement which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 1A.	RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2006 includes a detailed discussion of our risk factors.  During the six months ended June 30, 2007, there were no material changes in risk factors as previously disclosed.

PART II – OTHER INFORMATION - continued

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
(PrincipalFinancialOfficer)

Date:  August 10, 2007