Form 10-Q
period 2007-09-30
ECHOSTAR DBS CORP
filed 2007-11-14
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number 333-31929

EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of October 31, 2007, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements		i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	September 30, 2007 (Unaudited) and December 31, 2006	1

	Condensed Consolidated Statements of Operations For the
	Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the
	Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	None

Item 6.	Exhibits	38

Signatures		39

____________________

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

PART I – FINANCIAL INFORMATION

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

●
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

●
as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically.  We will not be able to pass on to our customers the entire cost of these upgrades;

●
DISH Network® subscriber growth may decrease, subscriber turnover may increase and subscriber acquisition costs may increase; we may have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

●
satellite programming signals are subject to theft; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

●
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

●
we depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;

●	our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance;

●
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

●
if our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if either of our EchoStar VII or EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain programming to the continental United States;

●	our satellite launches may be delayed or fail, or our satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

●	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own;

●
service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

●
we are heavily dependent on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

i

●	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives;

●	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

●	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

●	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

●	sales of digital equipment and related services to international direct-to-home service providers may decrease;

●
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

●	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

●
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

●
we have entered into certain strategic transactions in Asia, and we may increase our strategic investment activity in these and other international markets.  These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

●
weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets;

●
terrorist attacks, the possibility of war or other hostilities, natural and man-made disasters, and changes in political and economic conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks;

●
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

●	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

In this report, the words “EDBS,” the “Company,” “we,” “our” and “us” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires.  “EchoStar” and “ECC” refer to EchoStar Communications Corporation and its subsidiaries.

ii

Item 1.  FINANCIAL STATEMENTS

        ECHOSTAR DBS CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in thousands, except share amounts)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,544,047	$1,667,130
Marketable investment securities	681,354	697,646
Trade accounts receivable, net of allowance for uncollectible accounts
of $14,544 and $14,205, respectively	699,183	665,374
Advances to affiliates	40,866	107,834
Inventories, net	341,405	237,493
Current deferred tax assets	45,408	280,325
Other current assets (Note 7)	148,034	102,433
Total current assets	3,500,297	3,758,235
Restricted cash and marketable investment securities	154,506	156,503
Property and equipment, net of accumulated depreciation of $3,434,312 and $2,849,534, respectively	3,493,972	3,500,155
FCC authorizations	705,228	705,228
Intangible assets, net	159,422	189,905
Other noncurrent assets, net	173,996	117,947
Total assets	$8,187,421	$8,427,973

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$314,506	$257,460
Advances from affiliates	46,567	128,568
Deferred revenue and other	837,531	819,773
Accrued programming	930,550	913,687
Income taxes payable	191,757	34,915
Other accrued expenses	517,273	494,021
Current portion of capital lease obligations, mortgages and other notes payable	47,865	38,435
Total current liabilities	2,886,049	2,686,859

Long-term obligations, net of current portion:
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	560,503	403,526
Deferred tax liabilities	138,312	318,219
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	259,582	275,131
Total long-term obligations, net of current portion	5,958,397	5,996,876
Total liabilities	8,844,446	8,683,735

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	-	-
Additional paid-in capital	1,052,500	1,032,925
Accumulated other comprehensive income (loss)	(80)	254
Accumulated earnings (deficit)	(1,709,445)	(1,288,941)
Total stockholder's equity (deficit)	(657,025)	(255,762)
Total liabilities and stockholder's equity (deficit)	$8,187,421	$8,427,973

        The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

        ECHOSTAR DBS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands)
        (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue:
Subscriber-related revenue	$2,694,718	$2,389,798	$7,914,076	$6,941,982
Equipment sales	90,459	74,064	243,159	272,355
Other	4,658	7,372	27,710	21,103
Total revenue	2,789,835	2,471,234	8,184,945	7,235,440

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation
shown below - Note 10)	1,382,584	1,229,560	4,061,150	3,534,957
Satellite and transmission expenses (exclusive of depreciation
shown below - Note 10)	50,065	36,326	125,301	106,832
Cost of sales - equipment	65,479	58,725	185,508	212,452
Cost of sales - other	1,395	2,018	4,444	5,313
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies (exclusive of
depreciation shown below - Note 10)	26,968	35,263	93,344	117,057
Other subscriber promotion subsidies	314,550	342,865	931,514	895,056
Subscriber acquisition advertising	60,521	61,329	157,521	162,194
Total subscriber acquisition costs	402,039	439,457	1,182,379	1,174,307
General and administrative	147,000	132,489	440,216	399,737
Litigation expense (Note 9)	-	1,442	-	89,677
Depreciation and amortization (Note 10)	343,176	295,670	1,005,411	815,224
Total costs and expenses	2,391,738	2,195,687	7,004,409	6,338,499

Operating income (loss)	398,097	275,547	1,180,536	896,941

Other Income (Expense):
Interest income	27,413	34,565	75,918	84,337
Interest expense, net of amounts capitalized	(95,087)	(95,505)	(280,298)	(303,299)
Other	(645)	(898)	(848)	(4,223)
Total other income (expense)	(68,319)	(61,838)	(205,228)	(223,185)

Income (loss) before income taxes	329,778	213,709	975,308	673,756
Income tax (provision) benefit, net	(124,652)	(79,546)	(365,187)	(243,461)
Net income (loss)	$205,126	$134,163	$610,121	$430,295

  The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (In thousands)
        (Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$610,121	$430,295
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,005,411	815,224
Non-cash, stock-based compensation recognized	16,305	12,993
Deferred tax expense (benefit)	136,374	193,683
Other, net	5,309	2,462
Change in noncurrent assets	(5,253)	(9,815)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(15,549)	48,807
Changes in current assets and current liabilities, net	63,983	279,986
Net cash flows from operating activities	1,816,701	1,773,635

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,838,996)	(1,321,392)
Sales and maturities of marketable investment securities	1,856,565	896,852
Purchases of property and equipment	(819,794)	(1,045,768)
Change in restricted cash and marketable investment securities	-	(48,799)
FCC authorizations (Note 7)	(57,463)	-
Purchase of non-marketable investments included in noncurrent assets and other	(21,775)	-
Other	206	218
Net cash flows from investing activities	(881,257)	(1,518,889)

Cash Flows From Financing Activities:
Redemption of 9 1/8% Senior Notes due 2009	-	(441,964)
Proceeds from issuance of 7 1/8% Senior Notes due 2016	-	1,500,000
Deferred debt issuance costs	-	(7,500)
Dividend to EOC	(1,030,805)	(161,099)
Repayment of capital lease obligations, mortgages and other notes payable	(31,812)	(30,686)
Tax benefits recognized on stock option exercises	4,090	2,817
Net cash flows from financing activities	(1,058,527)	861,568

Net increase (decrease) in cash and cash equivalents	(123,083)	1,116,314
Cash and cash equivalents, beginning of period	1,667,130	582,386
Cash and cash equivalents, end of period	$1,544,047	$1,698,700

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$251,605	$229,430
Capitalized interest	$4,676	$-
Cash received for interest	$75,918	$84,337
Cash paid for income taxes	$34,290	$12,086
Satellite and other vendor financing	$-	$15,000
Satellite financed under capital lease obligations (Note 8)	$198,219	$-

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

Principal Business

Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EDBS and all direct and indirect wholly-owned subsidiaries thereof.  The operations of EchoStar include two primary interrelated business units:

●	The DISH Network – which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

●
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

Spin-off of Technology and Certain Infrastructure Assets

On September 25, 2007, EchoStar announced that its Board of Directors had authorized management to pursue the possible spin-off of our technology business and certain of our infrastructure assets into a separate publicly-traded company.  EchoStar Holding Corporation (“EHC”) was incorporated in Nevada on October 12, 2007 in order to effect the separation through a spin-off of 100% of the outstanding capital stock of EHC to ECC’s shareholders (“the spin-off”).

The spin-off assets would include, among other things, our digital set-top box business and certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities not considered core to our consumer business, DISH Network.  In addition, as part of the spin-off ECC intends to contribute approximately $1.4 billion of cash and marketable and non-marketable investment securities to EHC.  Final terms and timing of the spin-off have not yet been determined.  The spin-off is also subject to certain conditions, including the receipt of required regulatory approvals.  In addition EchoStar has no obligation to complete the spin-off and ECC’s board of directors may determine, at any time, in its sole discretion, that the spin-off is not in the best interests of ECC or its shareholders, or that market conditions are such that it is not advisable to separate EHC from EchoStar.  On November 6, 2007, EHC filed a Registration Statement on Form 10 (File No. 001-33807) with the SEC to register shares of Class A common stock of EHC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  The Form 10 does not constitute part of this Quarterly Report on Form 10-Q.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$205,126	$134,163	$610,121	$430,295
Foreign currency translation adjustments	77	(88)	110	144
Unrealized holding gains (losses) on available-for-sale securities	(933)	188	(721)	670
Deferred income tax (expense) benefit attributable to unrealized
holding gains (losses) on available-for-sale securities	356	(68)	277	(235)
Comprehensive income (loss)	$204,626	$134,195	$609,787	$430,874

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

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of September 30, 2007, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examinations in process.

As a result of the implementation of FIN 48, we recognized an immaterial amount to “Accumulated earnings (deficit).”  We have $20 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate.  We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.

Accrued interest on tax positions are recorded as a component of interest expense and penalties in other income (expense).  During the nine months ended September 30, 2007, we recorded approximately $3 million in interest and penalty expense to earnings.  Accrued interest and penalties was $4 million at September 30, 2007.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

3.	Stock-Based Compensation

Stock Incentive Plans

EchoStar maintains stock incentive plans to attract and retain officers, directors and key employees.  Awards under these plans include both performance and non-performance based equity incentives.  As of September 30, 2007, we had options to acquire 20.9 million shares of EchoStar’s Class A common stock and 733,578 restricted stock awards outstanding under these plans.  In general, stock options granted through September 30, 2007 have included exercise prices not less than the market value of EchoStar’s Class A common stock at the date of grant and a maximum term of ten years.  While historically EchoStar’s Board of Directors has issued options that vest at the rate of 20% per year, some option grants have immediately vested.  As of September 30, 2007, EchoStar had 66.6 million shares of its Class A common stock available for future grant under the stock incentive plans.

Our stock option activity (including performance and non-performance based options) for the nine months ended September 30, 2007 was as follows:

	For the Nine Months
	Ended September 30, 2007
	Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	22,002,305	$25.65
Granted	1,301,250	43.91
Exercised	(1,028,264)	24.45
Forfeited and cancelled	(1,353,150)	19.16
Options outstanding, end of period	20,922,141	27.34
Exercisable, end of period	6,366,291	33.58

We realized $9 million and $3 million of tax benefits from share options exercised during the nine months ended September 30, 2007 and 2006, respectively.  Based on the average market value of our Class A common stock for the nine months ended September 30, 2007, the aggregate intrinsic value for the options outstanding was $462 million.  Of that amount, options with an aggregate intrinsic value of $110 million were exercisable at the end of the period.

As of September 30, 2007, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	For the Nine Months
	Ended September 30, 2007
	Restricted Stock Awards *	Weighted- Average Grant Date Fair Value
Restricted stock awards outstanding, beginning of period	839,798	$30.90
Granted	39,580	43.43
Exercised	(30,000)	31.16
Forfeited and cancelled	(115,800)	30.71
Restricted stock awards outstanding, end of period	733,578	31.59

*  As of September 30, 2007, the restricted stock awards included 633,578 restricted performance units outstanding pursuant to EchoStar’s 2005 long-term, performance-based stock incentive plan (the “2005 LTIP”).  Vesting of these restricted performance units is contingent upon meeting a long-term goal which EchoStar’s management has determined is not probable as of September 30, 2007.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until EchoStar’s management concludes achievement of the corresponding goal is probable.  Given the competitive nature of EchoStar’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while EchoStar’s management did not believe achievement of either of the goals was probable as of September 30, 2007, that assessment could change with respect to either goal at any time.  In accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $40 million and $91 million under the 1999 LTIP and the 2005 LTIP, respectively.  If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period.  As of September 30, 2007, if EchoStar’s management had determined each goal was probable, we would have expensed $37 million for the 1999 LTIP and $18 million for the 2005 LTIP.

Of the 20.9 million options outstanding under EchoStar’s stock incentive plans as of September 30, 2007, options to purchase 5.1 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively.  These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued.  The weighted-average exercise price of these options is $10.74 under the 1999 LTIP and $30.44 under the 2005 LTIP.  The fair value of options granted during the nine months ended September 30, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black Scholes option pricing model, was $21.41 per option share.  Further, pursuant to the 2005 LTIP, there were also 633,578 outstanding restricted performance units as of September 30, 2007 with a weighted-average grant date fair value of $31.63.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Stock-Based Compensation

Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the three and nine months September 30, 2007 and 2006, and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Subscriber-related expenses	$155	$168	$458	$417
Satellite and transmission expenses	89	94	306	242
General and administrative	2,976	3,136	9,303	7,429
Total non-cash, stock based compensation	$3,220	$3,398	$10,067	$8,088

As of September 30, 2007, our total unrecognized compensation cost related to our non-performance based unvested stock options was $50 million.  This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The fair value of each option grant for the three and nine months ended September 30, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.21 - 4.49%	4.49 - 4.64%	4.50 - 4.77%	4.74 - 4.78%
Volatility factor	18.63 - 23.95%	25.02%	20.20 - 22.29%	24.97 - 25.09%
Expected term of options in years	6.0 - 10.0	6.1 - 10.0	6.0 - 10.0	6.2 - 10.0
Weighted-average fair value of options granted	$13.70 - $21.41	$11.60 - $15.54	$13.68 - $20.08	$11.38 - $15.38

EchoStar does not currently plan to pay dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods.

We will continue to evaluate the assumptions used to derive the estimated fair value of options for EchoStar’s stock as new events or changes in circumstances become known.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

4.	Inventories

Inventories consist of the following:

	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Finished goods - DBS	$170,301	$132,533
Raw materials	115,254	49,958
Work-in-process - service repair and refurbishment	62,138	51,870
Work-in-process - new	12,679	14,203
Consignment	2,084	1,669
Inventory allowance	(21,051)	(12,740)
Inventories, net	$341,405	$237,493

5.	Investment Securities

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

Other Investment Securities

We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  As of September 30, 2007 and December 31, 2006, we had $78 million and $53 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $58 million and $53 million is accounted for under the cost method, respectively.  During the nine months ended September 30, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities.

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

Restricted Cash and Marketable Investment Securities

As of September 30, 2007 and December 31, 2006, restricted cash and marketable investment securities included amounts set aside for our letters of credit and $101 million in escrow related to our litigation with Tivo.

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

EchoStar V

EchoStar V was launched during September 1999 and currently operates at the 129 degree orbital location.  The satellite was originally designed with a minimum 12-year design life.  Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed.  These issues have not impacted commercial operation of the satellite.  However, as a result of these anomalies and the relocation of the satellite, during 2005 we reduced the remaining estimated useful life of this satellite.  Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings.  In June 2007, the satellite lost an additional solar array string.  The solar array anomalies have not impacted commercial operation of the satellite to date.  Since the remaining estimated useful life of EchoStar V was previously reduced, the solar array failures (which would normally have resulted in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

EchoStar IX

EchoStar IX was launched during August 2003 and currently operates at the 121 degree orbital location.  The satellite was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”).  EchoStar IX provides expanded video and audio channels to DISH Network subscribers who install a specially-designed dish.  The Ka-band spectrum is being used to test and verify potential future broadband initiatives and to implement those services.  The satellite also includes a C-band payload which is owned by a third party.  During 2006, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations.  A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite.  During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  The design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 288 solar array strings, only approximately 276 of which are required to assure full power availability for the design life of the satellite.  However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

EchoStar XII

EchoStar XII was launched during July 2003 and currently operates at the 61.5 degree orbital location.  The satellite was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt traveling wave tube amplifiers.  We currently operate the satellite in CONUS mode.  EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  To date eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures.  The cause of the failures is still being investigated.  The design life of the satellite has not been affected.  However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.  The exact extent of this impact has not yet been determined.  There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

7.	FCC Authorizations and Intangible Assets

During the nine months ended September 30, 2007, we participated in an FCC Auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses totaling $57 million.  As of September 30, 2007, this amount was recorded as a deposit in “Other current assets” on our Condensed Consolidated Balance Sheets.  This amount will be reclassified to “FCC authorizations” upon formal transfer of the licenses, which is subject to regulatory approval.

As of September 30, 2007 and December 31, 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2007		December 31, 2006
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$188,205	$(56,507)	$189,286	$(45,842)
Customer relationships	73,298	(63,886)	73,298	(50,142)
Technology-based	25,500	(7,188)	25,500	(5,555)
Total	$287,003	$(127,581)	$288,084	$(101,539)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately four to 12 years, was $9 million for each of the three months ended September 30, 2007 and 2006.  Amortization was $27 million and $28 million for the nine months ended September 30, 2007 and 2006, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Estimated future amortization of our identifiable intangible assets as of September 30, 2007 is as follows (in thousands):

For the Years Ended December 31,
2007 (remaining three months)	$8,999
2008	22,502
2009	17,671
2010	17,671
2011	17,671
2012	17,671
Thereafter	57,237
Total	$159,422

8.	Long-Term Debt

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

As of September 30, 2007 and December 31, 2006, we had $775 million and $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $157 million and $108 million, respectively.  In our Condensed Consolidated Statements of Operations, we recognized $49 million and $41 million in depreciation expense on satellites acquired under capital lease agreements during the nine months ended September 30, 2007 and 2006, respectively.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of September 30, 2007 are as follows (in thousands):

For the Years Ended December 31,
2007 (remaining three months)	$33,588
2008	134,351
2009	134,351
2010	134,351
2011	134,351
Thereafter	750,375
Total minimum lease payments	1,321,367
Less: Amount representing lease of the orbital location and estimated executory costs (primarily
insurance and maintenance) including profit thereon, included in total minimum lease payments	(486,444)
Net minimum lease payments	834,923
Less: Amount representing interest	(260,464)
Present value of net minimum lease payments	574,459
Less: Current portion	(45,270)
Long-term portion of capital lease obligations	$529,189

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

9.	Commitments and Contingencies

Contingencies

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired.  The suit alleges we infringe United States Patent Nos. 5,132,992 (the ‘992 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  In April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed.  That motion is pending.  In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006.  We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Channel Bundling Class Action

On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from EchoStar.  On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.   Forgent did not appeal, so the District Court’s finding of invalidity is now final.

Global Communications

On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid.  Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceeding is concluded.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We are vigorously defending against the suits and have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and recently denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  Trial has been set for August 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we will owe substantial additional damages and/or license fees and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.

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

10.	Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Equipment leased to customers	$230,221	$185,959	$652,222	$503,507
Satellites	64,346	59,421	184,580	174,573
Furniture, fixtures, equipment and other	37,651	39,702	135,653	106,231
Identifiable intangible assets subject to amortization	8,999	9,169	27,033	27,507
Buildings and improvements	1,959	1,419	5,923	3,406
Total depreciation and amortization	$343,176	$295,670	$1,005,411	$815,224

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue
DISH Network	$2,716,006	$2,417,738	$8,001,394	$7,005,944
ETC	49,136	33,903	118,721	164,928
All other	33,619	29,718	98,079	86,025
Eliminations	(4,434)	(6,068)	(18,874)	(16,060)
Total EchoStar consolidated	2,794,327	2,475,291	8,199,320	7,240,837
Other EchoStar activity	(4,492)	(4,057)	(14,375)	(5,397)
Total revenue	$2,789,835	$2,471,234	$8,184,945	$7,235,440

Net income (loss)
DISH Network	$190,880	$128,322	$577,290	$424,905
ETC	3,434	(7,054)	(5,806)	2,494
All other	5,366	18,348	9,535	28,277
Total EchoStar consolidated	199,680	139,616	581,019	455,676
Other EchoStar activity	5,446	(5,453)	29,102	(25,381)
Total net income (loss)	$205,126	$134,163	$610,121	$430,295

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

EchoStar owns 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  Although EchoStar is not required to consolidate NagraStar, EchoStar does have the ability to significantly influence its operating policies; therefore, its investment in NagraStar is accounted for under the equity method of accounting.  During the three months ended September 30, 2007 and 2006, we purchased $15 million and $7 million, respectively, of security access devices from NagraStar and during the nine months ended September 30, 2007 and 2006, we purchased $47 million and $41 million, respectively.  As of September 30, 2007 and December 31, 2006, amounts payable to NagraStar totaled $6 million and $3 million, respectively.  Additionally, as of September 30, 2007, we were committed to purchase $23 million of security access devices from NagraStar during 2007.

We lease transponders and provide certain other services to Transponder Encryption Services Corporation (“TESC”), a wholly-owned subsidiary of ECC, and our affiliate.  During the three months ended September 30, 2007 and 2006, we recognized $41 million and $33 million, respectively of revenue from TESC for leasing and other services and during the nine months ended September 30, 2007 and 2006, we recognized $122 million and $98 million, respectively.  As of September 30, 2007 and December 31, 2006, net amounts payable to TESC were $4 million and $18 million, respectively.

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

Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.”  All prior period amounts were reclassified to conform to the current period presentation.

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

Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.”  All prior period amounts were reclassified to conform to the current period presentation.

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

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006.

	For the Three Months
	Ended September 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,694,718	$2,389,798	$304,920	12.8
Equipment sales	90,459	74,064	16,395	22.1
Other	4,658	7,372	(2,714)	(36.8)
Total revenue	2,789,835	2,471,234	318,601	12.9

Costs and Expenses:
Subscriber-related expenses	1,382,584	1,229,560	153,024	12.4
% of Subscriber-related revenue	51.3%	51.5%
Satellite and transmission expenses	50,065	36,326	13,739	37.8
% of Subscriber-related revenue	1.9%	1.5%
Cost of sales - equipment	65,479	58,725	6,754	11.5
% of Equipment sales	72.4%	79.3%
Cost of sales - other	1,395	2,018	(623)	(30.9)
Subscriber acquisition costs	402,039	439,457	(37,418)	(8.5)
General and administrative	147,000	132,489	14,511	11.0
% of Total revenue	5.3%	5.4%
Litigation expense	-	1,442	(1,442)	(100.0)
Depreciation and amortization	343,176	295,670	47,506	16.1
Total costs and expenses	2,391,738	2,195,687	196,051	8.9

Operating income (loss)	398,097	275,547	122,550	44.5

Other Income (Expense):
Interest income	27,413	34,565	(7,152)	(20.7)
Interest expense, net of amounts capitalized	(95,087)	(95,505)	418	0.4
Other	(645)	(898)	253	28.2
Total other income (expense)	(68,319)	(61,838)	(6,481)	(10.5)

Income (loss) before income taxes	329,778	213,709	116,069	54.3
Income tax (provision) benefit, net	(124,652)	(79,546)	(45,106)	(56.7)
Effective tax rate	37.8%	37.2%
Net income (loss)	$205,126	$134,163	$70,963	52.9

Other Data:
DISH Network subscribers, as of period end (in millions)	13.695	12.755	0.940	7.4
DISH Network subscriber additions, gross (in millions)	0.904	0.958	(0.054)	(5.6)
DISH Network subscriber additions, net (in millions)	0.110	0.295	(0.185)	(62.7)
Average monthly subscriber churn rate	1.94%	1.76%	0.18%	10.2
Average monthly revenue per subscriber ("ARPU")	$66.01	$63.28	$2.73	4.3
Average subscriber acquisition cost per subscriber ("SAC")	$646	$688	$(42)	(6.1)
EBITDA	$740,628	$570,319	$170,309	29.9

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers. As of September 30, 2007, we had approximately 13.695 million DISH Network subscribers compared to approximately 12.755 million subscribers at September 30, 2006, an increase of 7.4%.  DISH Network added approximately 904,000 gross new subscribers for the three months ended September 30, 2007, compared to approximately 958,000 gross new subscribers during the same period in 2006, a decrease of 54,000 gross new subscribers.  We believe our gross new subscribers additions have been and are likely to continue to be negatively impacted by increased competition, including the relative attractiveness of promotions; adverse economic conditions, including, among other things, the deteriorating housing market and increased mortgage defaults due to subprime lending practices and weakness in the economy; and operational inefficiencies.

DISH Network added approximately 110,000 net new subscribers for the three months ended September 30, 2007, compared to approximately 295,000 net new subscribers during the same period in 2006, a decrease of 62.7%.  This decrease primarily resulted from an increase in our subscriber churn rate, churn on a larger subscriber base, and the decrease in gross new subscribers discussed above.  Our percentage monthly subscriber churn for the three months ended September 30, 2007 was 1.94%, compared to 1.76% for the same period in 2006.  We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from the adverse economic conditions described above, decreased customer satisfaction with our products and services resulting from operational inefficiencies, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals.

We cannot assure you that we will be able to lower our subscriber churn rates, or that our subscriber churn rates will not increase.  We believe we can reduce churn by improving customer service and other areas of our operations.  However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.

Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages and more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, and HD and standard definition local channels.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $2.695 billion for the three months ended September 30, 2007, an increase of $305 million or 12.8% compared to the same period in 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $66.01 during the three months ended September 30, 2007 versus $63.28 during the same period in 2006.  The $2.73 or 4.3% increase in ARPU is primarily attributable to higher equipment rental and other hardware related fees mainly resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, price increases in February 2007 on some of our most popular programming packages, equipment upgrade fees, fees for DVRs, advertising sales and revenue from increased availability of standard definition and HD local channels by satellite.

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Equipment sales.   For the three months ended September 30, 2007, “Equipment sales” totaled $90 million, an increase of $16 million or 22.1% compared to the same period during 2006.  This increase principally resulted from an increase in sales of non-DISH Network digital receivers and related components to international customers, partially offset by a decrease in domestic sales of DBS accessories.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.383 billion during the three months ended September 30, 2007, an increase of $153 million or 12.4% compared to the same period in 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers. “Subscriber-related expenses” represented 51.3% and 51.5% of “Subscriber-related revenue” during the three months ended September 30, 2007 and 2006, respectively.  The decrease in this expense to revenue ratio primarily resulted from a decline in costs associated with our call center operations and in costs associated with our previous co-branding arrangement with AT&T, partially offset by increased programming costs, higher in-home service costs and higher bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $50 million during the three months ended September 30, 2007, an increase of $14 million or 37.8% compared to the same period in 2006.  This increase primarily resulted from an increase in operational costs associated with our capital lease of Anik F3.  “Satellite and transmission expenses” totaled 1.9% and 1.5% of “Subscriber-related revenue” during the three months ended September 30, 2007 and 2006, respectively.  The increase in this expense to revenue ratio was primarily attributable to the increase in operational costs discussed above.  These expenses will increase in the future to the extent we increase the size of our satellite fleet, obtain in-orbit satellite insurance, grow our digital broadcast centers and launch additional HD local markets and other programming services.

Cost of sales – equipment.  “Cost of sales – equipment” totaled $65 million during the three months ended September 30, 2007, an increase of $7 million or 11.5% compared to the same period in 2006.  This increase primarily resulted from an increase in the sale of non-DISH Network digital receivers and related components to international customers and an increase in charges for defective, slow moving and obsolete inventory.  These increases were partially offset by a decrease in domestic sales of DBS accessories.  “Cost of sales - equipment” represented 72.4% and 79.3% of “Equipment sales,” during the three months ended September 30, 2007 and 2006, respectively. The decrease in the expense to revenue ratio principally related to improved margins on sales of non-DISH Network digital receivers and related components to international customers, partially offset by higher 2007 charges for defective, slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $402 million for the three months ended September 30, 2007, a decrease of $37 million or 8.5% compared to the same period in 2006.  The decrease in “Subscriber acquisition costs” was attributable to a decrease in gross new subscribers, a decrease in SAC discussed below and a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.

SAC.  SAC was $646 during the three months ended September 30, 2007 compared to $688 during the same period in 2006, a decrease of $42, or 6.1%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers, discussed below, lower average equipment costs and a decrease in retailer commissions.  These decreases were partially offset by an increase in acquisition advertising costs.

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

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The percentage of our new subscribers choosing to lease rather than purchase equipment continued to increase for the three months ended September 30, 2007 compared to the same period in 2006.  During the three months ended September 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled $184 million and $220 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase.  Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers.  However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the associated costs may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the three months ended September 30, 2007 and 2006, these amounts totaled $27 million and $29 million, respectively.

Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.  See further discussion under “Liquidity and Capital Resources – Subscriber Retention and Acquisition Costs.”

General and administrative expenses.  “General and administrative expenses” totaled $147 million during the three months ended September 30, 2007, an increase of $15 million or 11.0% compared to the same period in 2006.  This increase was primarily attributable to an increase in administrative costs to support the growth of the DISH Network and outside professional fees.  “General and administrative expenses” represented 5.3% and 5.4% of “Total revenue” during the three months ended September 30, 2007 and 2006, respectively.  The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth.

Depreciation and amortization. “Depreciation and amortization” expense totaled $343 million during the three months ended September 30, 2007, a $48 million or 16.1% increase compared to the same period in 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $741 million during the three months ended September 30, 2007, an increase of $170 million or 29.9% compared to the same period in 2006.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2007	2006
	(In thousands)
EBITDA	$740,628	$570,319
Less:
Interest expense, net	67,674	60,940
Income tax provision, net	124,652	79,546
Depreciation and amortization	343,176	295,670
Net income (loss)	$205,126	$134,163

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

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net.  Our income tax provision was $125 million during the three months ended September 30, 2007, an increase of $45 million or 56.7% compared to the same period in 2006.  The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes.”

Net income (loss).  Net income was $205 million during the three months ended September 30, 2007, an increase of $71 million compared to $134 million for the same period in 2006.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

	For the Nine Months
	Ended September 30,		Variance
	2007	2006	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$7,914,076	$6,941,982	$972,094	14.0
Equipment sales	243,159	272,355	(29,196)	(10.7)
Other	27,710	21,103	6,607	31.3
Total revenue	8,184,945	7,235,440	949,505	13.1

Costs and Expenses:
Subscriber-related expenses	4,061,150	3,534,957	526,193	14.9
% of Subscriber-related revenue	51.3%	50.9%
Satellite and transmission expenses	125,301	106,832	18,469	17.3
% of Subscriber-related revenue	1.6%	1.5%
Cost of sales - equipment	185,508	212,452	(26,944)	(12.7)
% of Equipment sales	76.3%	78.0%
Cost of sales - other	4,444	5,313	(869)	(16.4)
Subscriber acquisition costs	1,182,379	1,174,307	8,072	0.7
General and administrative	440,216	399,737	40,479	10.1
% of Total revenue	5.4%	5.5%
Litigation expense	-	89,677	(89,677)	(100.0)
Depreciation and amortization	1,005,411	815,224	190,187	23.3
Total costs and expenses	7,004,409	6,338,499	665,910	10.5

Operating income (loss)	1,180,536	896,941	283,595	31.6

Other Income (Expense):
Interest income	75,918	84,337	(8,419)	(10.0)
Interest expense, net of amounts capitalized	(280,298)	(303,299)	23,001	7.6
Other	(848)	(4,223)	3,375	79.9
Total other income (expense)	(205,228)	(223,185)	17,957	8.0

Income (loss) before income taxes	975,308	673,756	301,552	44.8
Income tax (provision) benefit, net	(365,187)	(243,461)	(121,726)	(50.0)
Effective tax rate	37.4%	36.1%
Net income (loss)	$610,121	$430,295	$179,826	41.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.695	12.755	0.940	7.4
DISH Network subscriber additions, gross (in millions)	2.644	2.576	0.068	2.6
DISH Network subscriber additions, net (in millions)	0.590	0.715	(0.125)	(17.5)
Average monthly subscriber churn rate	1.70%	1.68%	0.02%	1.2
Average monthly revenue per subscriber ("ARPU")	$65.42	$62.39	$3.03	4.9
Average subscriber acquisition cost per subscriber ("SAC")	$652	$689	$(37)	(5.4)
EBITDA	$2,185,099	$1,707,942	$477,157	27.9

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $7.914 billion for the nine months ended September 30, 2007, an increase of $972 million or 14.0% compared to the same period in 2006.  This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $65.42 during the nine months ended September 30, 2007 versus $62.39 during the same period in 2006.  The $3.03 or 4.9% increase in ARPU is primarily attributable to higher equipment rental and other hardware related fees resulting from increased penetration of our equipment leasing programs, price increases in February 2007 and 2006 on some of our most popular programming packages, increased penetration of HD programming, fees for DVRs, and revenue from increased availability of standard definition and HD local channels by satellite.

Equipment sales.  For the nine months ended September 30, 2007, “Equipment sales” totaled $243 million, a decrease of $29 million or 10.7% compared to the same period during 2006.  This decrease principally resulted from a decline in sales of non-DISH Network digital receivers and related components to international customers and in domestic sales of DBS accessories.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.061 billion during the nine months ended September 30, 2007, an increase of $526 million or 14.9% compared to the same period in 2006.  The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers.  “Subscriber-related expenses” represented 51.3% and 50.9% of “Subscriber-related revenue” during the nine months ended September 30, 2007 and 2006, respectively.  The increase in this expense to revenue ratio primarily resulted from increases in:  (i) programming costs, (ii) in-home service, refurbishment and repair costs for EchoStar receiver systems associated with increased penetration of our equipment lease programs, and (iii) bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill.  These increases were partially offset by a decline in costs associated with our call center operations and in costs associated with our previous co-branding arrangement with AT&T.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $125 million during the nine months ended September 30, 2007, an $18 million or 17.3% increase compared to the same period in 2006.  This increase primarily resulted from certain higher operational costs associated with our capital lease of Anik F3.  “Satellite and transmission expenses” represented 1.6% and 1.5% of “Subscriber-related revenue” during the nine months ended September 30, 2007 and 2006, respectively.  The increase in this expense to revenue ratio was primarily attributable to the increase in operational costs discussed above.

Cost of sales – equipment.  “Cost of sales – equipment” totaled $186 million during the nine months ended September 30, 2007, a decrease of $27 million or 12.7% compared to the same period in 2006.  This decrease primarily resulted from a decline in the sale of non-DISH Network digital receivers and related components to international customers and in charges for defective, slow moving and obsolete inventory.  “Cost of sales – equipment” represented 76.3% and 78.0% of “Equipment sales,” during the nine months ended September 30, 2007 and 2006, respectively.  The decrease in the expense to revenue ratio principally related to an increase in margins on sales of non-DISH Network digital receivers and related components sold to international customers and lower 2007 charges for defective, slow moving and obsolete inventory.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled approximately $1.182 billion for the nine months ended September 30, 2007, an increase of $8 million or 0.7% compared to the same period in 2006.  The increase in “Subscriber acquisition costs” was attributable to an increase in gross new subscribers, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers and a decrease in SAC discussed below.

SAC.  SAC was approximately $652 during the nine months ended September 30, 2007 compared to $689 during the same period in 2006, a decrease of $37, or 5.4%.  This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers and lower average equipment costs and acquisition advertising.

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

During the nine months ended September 30, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $545 million and $605 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, a reduction in accessory costs, lower hardware costs per receiver and fewer receivers per installation as the number of dual tuner receivers we install continues to increase.

Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the nine months ended September 30, 2007 and 2006, these amounts totaled approximately $63 million and $85 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $440 million during the nine months ended September 30, 2007, an increase of $40 million or 10.1% compared to the same period in 2006.  This increase was primarily attributable to an increase in administrative costs to support the growth of the DISH Network and outside professional fees.  These increases were partially offset by lower accruals for legal settlements in 2007 compared to 2006.  “General and administrative expenses” represented 5.4% and 5.5% of “Total revenue” during the nine months ended September 30, 2007 and 2006, respectively.  The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth.

Litigation expense.  We recorded $90 million of “Litigation expense” during the nine months ended September 30, 2006 as a result of the jury verdict in the Tivo lawsuit.  Based on our current analysis of the case, including the appellate record and other factors, we believe it is more likely than not that we will prevail on appeal.  See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $1.005 billion during the nine months ended September 30, 2007, an increase of $190 million or 23.3% compared to the same period in 2006.  The increase in “Depreciation and amortization” expense was primarily attributable to depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs, the write-off of costs associated with discontinued software development projects, and additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network.

Interest expense, net of amounts capitalized.  “Interest expense” totaled $280 million during the nine months ended September 30, 2007, a decrease of $23 million or 7.6% compared to the same period in 2006.  This decrease primarily resulted from a net decrease in interest expense related to redemptions and issuances of debt during 2006 and 2007.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.185 billion during the nine months ended September 30, 2007, an increase of $477 million or 27.9% compared to the same period in 2006. The following table reconciles EBITDA to the accompanying financial statements:

	For the Nine Months
	Ended September 30,
	2007	2006
	(In thousands)
EBITDA	$2,185,099	$1,707,942
Less:
Interest expense, net	204,380	218,962
Income tax provision, net	365,187	243,461
Depreciation and amortization	1,005,411	815,224
Net income (loss)	$610,121	$430,295

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

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net.  Our income tax provision was $365 million during the nine months ended September 30, 2007, an increase of $122 million or 50.0% compared to during the same period in 2006.  The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages.   The nine months ended September 30, 2006 includes a credit of $7 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods.  In addition, the nine months ended September 30, 2006, includes a credit of $5 million related to amended state filings.

Net income (loss).  Net income was $610 million during the nine months ended September 30, 2007, an increase of $180 million compared to $430 million for the same period in 2006.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

OTHER INFORMATION

Subscriber Turnover

Our percentage monthly subscriber churn for the nine months ended September 30, 2007 was 1.70%, compared to 1.68% for the same period in 2006.  However, our percentage monthly subscriber churn for the three months ended September 30, 2007 was 1.94% compared to 1.76% for the same period in 2006.  We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from the adverse economic conditions described above, decreased customer satisfaction with our products and services resulting from operational inefficiencies, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals.

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

We cannot assure you that we will be able to lower our subscriber churn rates, or that our subscriber churn rates will not increase.  We believe we can reduce churn by improving customer service and other areas of our operations.  However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.  Additionally, as the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods.  We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our EchoStar receiver systems to control access to authorized programming content.  However, our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing.  We cannot assure you that we will be successful in reducing or controlling theft of our service.

During 2005, we replaced our smart cards in order to reduce theft of our service.  However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service.  Nevertheless, these security measures are short-term fixes and are susceptible to future piracy.  Therefore, we may soon determine that we will be required to develop and implement a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term.  The cost of replacing all of our existing smartcards could exceed $100 million.

Spin-off of Technology and Certain Infrastructure Assets

On September 25, 2007, EchoStar announced that its Board of Directors had authorized management to pursue the possible spin-off of our technology business and certain of our infrastructure assets into a separate publicly-traded company.  EchoStar Holding Corporation (“EHC”) was incorporated in Nevada on October 12, 2007 in order to effect the separation through a spin-off of 100% of the outstanding capital stock of EHC to ECC’s shareholders (“the spin-off”).

Item 2.     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The spin-off assets would include, among other things, our digital set-top box business and certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities not considered core to our consumer business, DISH Network.  In addition, as part of the spin-off ECC intends to contribute approximately $1.4 billion of cash and marketable and non-marketable investment securities to EHC.  Final terms and timing of the spin-off have not yet been determined.  The spin-off is also subject to certain conditions, including the receipt of required regulatory approvals.  In addition EchoStar has no obligation to complete the spin-off and ECC’s board of directors may determine, at any time, in its sole discretion, that the spin-off is not in the best interests of ECC or its shareholders, or that market conditions are such that it is not advisable to separate EHC from EchoStar.  On November 6, 2007, EHC filed a Registration Statement on Form 10 (File No. 001-33807) with the SEC to register shares of Class A common stock of EHC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  The Form 10 does not constitute part of this Quarterly Report on Form 10-Q.

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

        PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired.  The suit alleges we infringe United States Patent Nos. 5,132,992 (the ‘992 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  In April 2006, EchoStar and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed.  That motion is pending.  In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006.  We believe the decision is generally favorable to us, but we can not predict whether it will result in dismissal of the case.

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

PART II – OTHER INFORMATION – Continued

Channel Bundling Class Action

On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II – OTHER INFORMATION – Continued

Forgent

During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants.  The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent).  The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines.  Prior to trial, all of the other defendants settled with Forgent.  Forgent sought over $200 million in damages from EchoStar.  On May 21, 2007, the jury unanimously ruled in favor of EchoStar, finding the ‘746 patent invalid.  Forgent filed a motion for a new trial, which the District Court denied.   Forgent did not appeal, so the District Court’s finding of invalidity is now final.

Global Communications

On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid.  Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceeding is concluded.  We intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We are vigorously defending against the suits and have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and recently denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  Trial has been set for August 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II – OTHER INFORMATION – Continued

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

If the verdict is upheld on appeal and we are not able to successfully implement alternative technology (including the successful defense of any challenge that such technology infringes Tivo’s patent), we will owe substantial additional damages and/or license fees and we could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.

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

PART II – OTHER INFORMATION – Continued

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2006 includes a detailed discussion of our risk factors.  During the nine months ended September 30, 2007, there were no material changes in risk factors as previously disclosed.

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

Date:  November 14, 2007