Form 10-K
period 2007-12-31
ECHOSTAR DBS CORP
filed 2008-03-06
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 25, 2008, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	we face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet;

•	as technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically and make substantial investments in our infrastructure. For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity. We may not be able to pass on to our customers the entire cost of these upgrades and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors;

•	we rely on EchoStar Corporation (“EchoStar”), which was owned by DISH Network Corporation (“DNC”), our ultimate parent company, prior to its separation from DNC (the “Spin-off”) as described in this Annual Report, to design and develop set-top boxes and other digital equipment for the DISH Network®. Equipment costs may increase beyond our current expectations; we may be unable to renew agreements on acceptable terms or at all; EchoStar’s inability to develop and produce or our inability to obtain equipment with the latest technology could affect our subscriber acquisition and churn and cause related revenue to decline;

•	DISH Network subscriber growth may decrease and subscriber turnover may increase, which may occur for a variety of factors, including some, such as worsening economic conditions, that are outside of our control and others, such as our own operational inefficiencies, customer satisfaction with our products and services including our customer service performance, and our spending on promotional packages for new and existing subscribers, that will require us to invest in additional resources in order to overcome;

•	subscriber acquisition costs may increase and the competitive environment may require us to increase promotional spending or accept lower subscriber acquisitions and higher subscriber churn; we may also have difficulty controlling other costs of continuing to maintain and grow our subscriber base;

•	satellite programming signals are subject to theft; and we are vulnerable to subscriber fraud; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue, and also resulting in higher costs to us;

•	we depend on others to produce programming; programming costs may increase beyond our current expectations; we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; we may be denied access to sports programming; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase;

•	current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives. Such financing may not be available on terms that would be attractive to us or at all;

•	we depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming

i

produced by others, neither of which assure that we have fair access to all programming that we need to remain competitive;
•	our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance;

•	if we are unsuccessful in subsequent appeals in the Tivo case or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. The adverse affect on our business could be material. We could also have to pay substantial additional damages;

•	if our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if either of our EchoStar VII or the EchoStar VIII satellite experienced a significant failure, we could lose the ability to provide certain programming to the continental United States;

•	our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer;

•	we currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites that we own or that we lease from EchoStar;

•	service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we depend heavily on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

•	we are a wholly-owned subsidiary of DNC, which controls all of our voting power and appoints all of our officers and directors; as a result, we may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to past and ongoing relationships between DNC and EchoStar, including: (i) cross officerships, directorships and stock ownership, (ii) intercompany transactions, and (iii) intercompany agreements between DNC and certain of its subsidiaries and EchoStar and certain of EchoStar’s subsidiaries, including those that were entered into in connection with the Spin-Off and (iv) future business opportunities;

•	we rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or DNC’s management services agreement with EchoStar;

•	we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations;

•	we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business;

•	we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement;

•	we depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these resellers account for a significant percentage of our total new subscriber acquisitions. A number of these resellers are not exclusive to us and also offer competitors’ products and services. Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become

ii

substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful;

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets;

•	DNC periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although DNC’s management concluded that its internal control over financial reporting was effective as of December 31, 2007, if in the future DNC is unable to report that its internal control over financial reporting is effective (or if DNC’s auditors do not agree with DNC management’s assessment of the effectiveness of, or are unable to express an opinion on, DNC’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this report, the words “EDBS,” the “Company,” “we,” “our” and “us” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires. “DNC” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries. “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

PART I
Item 1. BUSINESS
Brief Description of Our Business
EDBS is a holding company and a wholly-owned subsidiary of DISH Network Corporation (“DNC”), a publicly traded company listed on the Nasdaq Global Select Market. EDBS was formed under Colorado law in January 1996. We refer readers of this report to DNC’s Annual Report on Form 10-K for the year ended December 31, 2007.
DNC, formerly known as EchoStar Communications Corporation, is a leading provider of satellite delivered digital television to customers across the United States. DNC’s services include hundreds of video, audio and data channels, interactive television channels, digital video recording, high definition television, international programming, professional installation and 24-hour customer service.
We started offering subscription television services on the DISH Network® in March 1996. As of December 31, 2007, the DISH Network had approximately 13.780 million subscribers. Our fleet of owned and leased satellites and satellite capacity enables us to offer over 2,700 video and audio channels to consumers across the United States. Since we use many of these channels for local programming, no particular consumer could subscribe to all channels, but all are available using small consumer satellite antennae, or dishes. We promote the DISH Network programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers. We believe that there continues to be unsatisfied demand for high quality, reasonably priced television programming services.
Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the pay TV industry.
On January 1, 2008, DNC completed the Spin-off of our technology and certain infrastructure assets into a separate publicly-traded company, EchoStar Corporation, formerly known as EchoStar Holding Corporation, which was incorporated in Nevada on October 12, 2007.
In connection with the Spin-off, DNC contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us, including $1.0 billion of cash, to EchoStar. Following the Spin-off, DNC and EchoStar will operate separately, and neither we nor DNC will have any interest in the assets and related liabilities contributed by DNC to EchoStar as part of the Spin-off. The effects of the contribution of the assets and liabilities previously held by us to EchoStar are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.
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
WEBSITE ACCESS
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.dishnetwork.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. Our code of ethics is available on our corporate website at http://www.dishnetwork.com. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.
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
We compete in the subscription television service industry against other DBS television providers, cable television and other system operators offering video, audio and data programming and entertainment services. We compete with these providers and operators on a number of fronts, including programming, price, ancillary features and services such as availability and quality of HD programming, VOD services, DVR functionality and customer services, as well as subscriber acquisition and retention programs and promotions. Many of our competitors have substantially greater financial, marketing and other resources than we have. Our earnings and other operating metrics could be materially and adversely affected if we are unable to compete successfully with these and other new providers of multi-channel video programming services.
We believe that the availability and extent of HD programming has become and will continue to be a significant factor in consumer’s choice among multi-channel video providers. Although we believe we currently offer consumers a compelling amount of HD programming content, other multi-channel video providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped to increase their HD offerings to respond to increasing consumer demand for this content. For example, cable companies are able to offer local network channels in HD in more markets than we can, and DirecTV could offer over 150 channels of HD programming by satellite in the near future. We could be further disadvantaged to the extent a significant number of local broadcasters begin offering local channels in HD because we will not initially be in a position to offer local networks in HD in all of the markets that we serve. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to compete effectively with HD program offerings from other video providers.
Cable television operators have a large, established customer base, and many cable operators have made significant investments in programming. Cable television operators continue to leverage their incumbency advantages relative to satellite operators by, among other things, bundling their video service with 2-way high speed Internet access and telephone services. Cable television operators are also able to provide local and other programming in a larger number of geographic areas. As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television operators.
Some digital cable platforms currently offer a VOD service that enables subscribers to choose from an extensive library of programming selections for viewing at their convenience. We are continuing to develop our own VOD service experience through automatic video downloads to hard drives in certain of our satellite receivers, the inclusion of broadband connectivity components in certain of our satellite receivers, and other technologies. There can be no assurance that our VOD services will successfully compare with offerings from other video providers.

On February 28, 2008, Liberty Media Corporation (“Liberty”) exchanged its 16.3% stake in News Corporation for News Corporation’s stake in DirecTV, together with regional sports networks in Denver, Pittsburg and Seattle. Liberty has ownership interests in diverse world-wide programming content and other related businesses. These assets provide competitive advantages to DirecTV with respect to the acquisition of programming, content and other valuable business opportunities.
In addition, DirecTV’s satellite receivers and services are offered through a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less well known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. DirecTV also offers exclusive programming that may be attractive to prospective subscribers, and may have access to discounts on programming not available to us. DirecTV launched a satellite in July 2007 with plans to launch another satellite in early 2008 in order to offer local and national programming in HD to most of the U.S. population. Although we have launched our own HD initiatives, if DirecTV fully implements these plans, it may have an additional competitive advantage.
New entrants in the subscription satellite services business may also have a competitive advantage over us in deploying some new products and technologies because of the substantial costs we may be required to incur to make new products or technologies available across our installed base of over 13 million subscribers.
Most areas of the United States can receive between three and 10 free over-the-air broadcast channels, including local content most consumers consider important. The FCC has allocated additional digital spectrum to these broadcasters, which can be used to transmit multiple additional programming channels. Our business could be adversely affected by increased program offerings by traditional over-the-air broadcasters.
New technologies could also have an adverse effect on the demand for our DBS services. For example, we face an increasingly significant competitive threat from the build-out of advanced fiber optic networks by companies such as Verizon Communications, Inc. (“Verizon”) and AT&T that allows them to offer video services bundled with traditional phone and high speed Internet directly to millions of homes. In addition, telephone companies and other entities are implementing and supporting digital video compression over existing telephone lines which may allow them to offer video services without having to build new infrastructure. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
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
Our future subscriber churn may be negatively impacted by a number of factors, including but not limited to, an increase in competition from existing competitors and new entrants offering more compelling promotions, customer satisfaction with our products and services including our customer service performance, whether we are able to offer promotions that customers view as compelling on cost effective terms, as well as our ability to successfully introduce new advanced products and services. Competitor bundling of video services with 2-way high speed Internet access and telephone services may also contribute more significantly to churn over time. There can be no assurance that these and other factors will not contribute to relatively higher churn than we have experienced historically. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate. In addition, if adverse conditions in the economy continue or conditions worsen, we would expect that our subscriber churn would increase. In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to deteriorating economic conditions.

Additionally, as the size of our subscriber base increases, even if our churn percentage remains constant or declines, increasing numbers of gross new DISH Network subscribers are required to sustain our net subscriber growth rates.
Increases in theft of our signal, or our competitors’ signals, also could cause subscriber churn to increase in future periods. There can be no assurance that our existing security measures will not be further compromised or that any future security measures we may implement will be effective in reducing theft of our programming signals.
Increased subscriber acquisition and retention costs could adversely affect our financial performance.
In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of receiver systems in order to attract new DISH Network subscribers. Our costs to acquire subscribers, and to a lesser extent our subscriber retention costs, can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow.
In addition to new subscriber acquisition costs, we incur costs to retain existing subscribers. In an effort to reduce subscriber turnover, we offer existing subscribers a variety of options for upgraded and add on equipment. We generally lease receivers and subsidize installation of receiver systems under these subscriber retention programs. We also upgrade or replace subscriber equipment periodically as technology changes. As a consequence, our retention and our capital expenditures related to our equipment lease program for existing subscribers will increase, at least in the short term, to the extent we subsidize the costs of those upgrades and replacements. Our capital expenditures related to subscriber retention programs could also increase in the future to the extent we increase penetration of our equipment lease program for existing subscribers, if we introduce other more aggressive promotions, if we offer existing subscribers more aggressive promotions for HD receivers or receivers with other enhanced technologies, or for other reasons.
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
In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.
In addition, any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial condition and results of operations.
Satellite programming signals have been subject to theft, and we are vulnerable to subscriber fraud, which could cause us to lose subscribers and revenue.
Increases in theft of our signal, or our competitors’ signals, could also limit subscriber growth and cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content. However, our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing. We cannot assure you that we will be successful in reducing or controlling theft of our service.
During 2005, we replaced our smart cards in order to reduce theft of our service. However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service. Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft. Therefore, we have developed a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term which will commence later this year and is expected to take approximately nine to twelve months to complete. While our existing smart cards installed in 2005 remain under warranty, we could incur operational costs in excess of $50 million in connection with our smart card replacement program.
We are also vulnerable to fraud, particularly in the acquisition of new subscribers. While we are addressing the impact of subscriber fraud through a number of actions, including eliminating certain payment options for subscribers, such as the use of pre-paid debit cards, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn.
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
We purchase a large percentage of our programming from cable-affiliated programmers. The Cable Act’s provisions prohibiting exclusive contracting practices with cable affiliated programmers were extended for another five-year period in September 2007. Cable companies have appealed the FCC’s decision. We cannot predict the outcome or timing of that litigation. Any change in the Cable Act and the FCC’s rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis. Further, the FCC generally has not shown a willingness to enforce the program access rules aggressively. As a result, we may be limited in our ability to obtain access (or nondiscriminatory access) to programming from programmers that are affiliated with the cable system operators.
In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. To the extent that cable operators deliver additional programming terrestrially in the future, they may assert that this additional programming is also exempt from the program access laws. These restrictions on our access to programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.
We depend on others to produce programming.
We depend on third parties to provide us with programming services. Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers. Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, we expect programming costs to continue to increase. We may be unable to pass programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1. Business — Government Regulation — FCC Regulation under the Communications Act” in the Annual Report on Form 10-K filed by DNC for the year ended December 31, 2007.
During January 2008, the U.S. Court of Appeals upheld a Texas jury verdict that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.
If we are unsuccessful in subsequent appeals or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event, we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
We currently have no commercial insurance coverage on the satellites we own.
We do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of satellite failure. We believe we generally have access to satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of the in-orbit satellites we own or lease fails. We could not, however, recover certain local markets, international and other niche programming. Further, programming continuity cannot be assured in the event of multiple satellite losses.
We currently do not have adequate backup satellite capacity to recover all of the local network channels broadcast from our EchoStar X satellite in the event of a complete failure of that satellite. Therefore, our ability to deliver local channels in many markets, as well as our ability to comply with SHVERA requirements without incurring significant additional costs, depends on, among other things, the continued successful commercial operation of EchoStar X.
We also depend on EchoStar VIII, which we now lease from EchoStar, to provide service for us in the continental United States at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected to occur in mid-year 2008. Otherwise in the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites.
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
In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on the satellites we own” above.
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
Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our multi-channel video services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites. You should review the disclosures relating to satellite anomalies set forth under Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
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
Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites is 12 years. We can provide no assurance, however, as to the actual useful lives of the satellites.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that we could obtain such FCC approval. If we choose to use a satellite in this manner, this use could adversely affect our ability to meet the operation deadlines associated with our authorizations. Failure to meet those deadlines could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

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
Technology in the multi-channel video programming industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be impaired causing a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 13 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.
Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these types of employees is vigorous. We may not be able to attract and retain these employees. If we are unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.
We may have potential conflicts of interest with EchoStar.
We are a wholly-owned subsidiary of DNC, which controls all of our voting power and appoints all of our officers and directors. As a result of DNC’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DNC and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DNC, could arise include, but are not limited to, the following:
•	Cross officerships, directorships and stock ownership. DNC has significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests for us, as a result of our relationship with DNC. For instance, certain of DNC’s executive officers, including Charles W. Ergen, the Chairman and Chief Executive Officer of DNC and us, serve as executive officers of EchoStar. Three of DNC’s executive officers provide management services to EchoStar pursuant to a management services agreement between EchoStar and DNC. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Furthermore, DNC’s board of directors includes persons who are members of the board of directors of EchoStar, including Mr. Ergen, who serves as the Chairman of EchoStar, DNC and us. The executive officers and the members of DNC’s board of directors who overlap with EchoStar will have fiduciary duties to EchoStar’s shareholders. For example, there will be the potential for a conflict of interest when we or EchoStar look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, DNC’s directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from DNC, including Mr. Ergen, who owns approximately 50.0% of the total equity and controls approximately 80.0% of the voting power of each of EchoStar and DNC. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DNC and EchoStar.

•	Intercompany agreements related to the Spin-off. DNC and certain of its subsidiaries have entered into agreements with EchoStar and certain of its subsidiaries pursuant to which DNC will provide EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar will pay DNC its cost plus an additional amount that is equal to a fixed percentage of DNC’s cost. In addition, DNC and its subsidiaries have entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DNC for certain of EchoStar’s businesses. DNC and its subsidiaries have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar will, among other things, be obligated to sell to a subsidiary of us at specified prices, set-top boxes and related equipment. The terms of these agreements were established while EchoStar was a wholly-owned subsidiary of DNC and were not the result of arm’s length negotiations. In addition, conflicts could arise between DNC and EchoStar in the interpretation or any extension or renegotiation of these existing agreements.
•	Future intercompany transactions. In the future, EchoStar or its affiliates may enter into transactions with DNC, us or other subsidiaries or affiliates of DNC. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DNC and, when appropriate, subject to the approval of the disinterested directors on DNC’s board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to DNC, us or other subsidiaries or affiliates of DNC as may otherwise be obtained in arm’s length negotiations.
•	Business opportunities. We have retained interests in various U.S. and international companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. We may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for our satellites. In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against us in the subscription television business.
Neither we nor DNC may be able to resolve any potential conflicts, and, even if either we or DNC do so, the resolution may be less favorable than if either we or DNC were dealing with an unaffiliated party.
DNC does not have any agreements with EchoStar that restrict us from selling our products to competitors of EchoStar. DNC also does not have any agreements with EchoStar that would prevent us from competing with EchoStar.
DNC’s agreements with EchoStar may not reflect what two unaffiliated parties might have agreed to.
The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DNC, which included an allocation of assets, liabilities, rights, indemnifications and other obligations previously held or incurred by us, under the separation and other intercompany agreements DNC entered into with EchoStar in connection with the Spin-off of EchoStar from DNC do not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.
We depend on EchoStar for many services, including the design, manufacture and supply of digital set-top boxes.
EchoStar is our sole supplier of digital set-top boxes. In addition, EchoStar is a key supplier of uplink, satellite transmission and other services to us. Because purchases from EchoStar are made pursuant to contracts between EchoStar and one of our subsidiaries that generally expire on January 1, 2010, EchoStar will have no obligation to supply digital set-top boxes and satellite services to us after that date. Therefore, if we are not able to extend these contracts with EchoStar, or we are unable to obtain digital set-top boxes and satellite services from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.

Furthermore, any transition to a new supplier of set-top boxes could result in increased costs, resources and development and customer qualification time. Any reduction in our supply of set-top boxes could significantly delay our ability to ship set-top boxes to our subscribers and potentially damage our relationships with our subscribers.
We rely on key personnel.
We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Chief Executive Officer and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements with DNC limiting their ability to work for or consult with competitors if they leave us, neither we nor DNC have employment agreements with any of them. Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, DNC has agreed to make certain of its key officers, who also serve as key officers of us, available to provide services to EchoStar. In addition Mr. Ergen also serves as Chairman and Chief Executive Officer of EchoStar. To the extent Mr. Ergen and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.
We are controlled by one principal stockholder.
Charles W. Ergen, our Chairman and Chief Executive Officer, currently beneficially owns approximately 50.0% of DNC’s total equity securities and possesses approximately 80.0% of the total voting power. Thus, Mr. Ergen has the ability to elect a majority of DNC’s directors and to control all other matters requiring the approval of its stockholders. As a result of Mr. Ergen’s voting power, DNC is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require it to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. In addition, as a result of Mr. Ergen’s control over DNC, our ultimate parent company, Mr. Ergen effectively controls us.
We may pursue new acquisitions, joint ventures and other transactions to complement or expand our business which may not be successful.
Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:
•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process; and

•	our possible inability to achieve the intended objectives of the transaction.
In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.
New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders. Commitment of this capital may cause us to defer or suspend any share repurchases that we otherwise may have made.

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
Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks in the Annual Report on Form 10-K filed by DNC for the year ended December 31, 2007.
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
Certain of these resellers also offer the products and services of our competition and may favor our competitors products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors.
We have substantial debt outstanding and may incur additional debt.
As of December 31, 2007, our total debt, including the debt of our subsidiaries, was $5.597 billion.
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
Our ability to increase earnings and to make interest and principal payments on our debt will depend in part on our ability to continue growing our business by maintaining and increasing our subscriber base. This may require significant additional capital that may not be available to us or may only be available on terms that are not attractive to us.
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
In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.
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
Due to the substantial expenditures necessary to complete construction, launch and deployment of our DBS system and to obtain and service DISH Network customers, we have in the past sustained significant losses. If we do not have sufficient income or other sources of cash, our ability to service our debt and pay our other obligations could be affected. While we had net income of $810 million, $601 million and $1.137 billion for the years ended December 31, 2007, 2006 and 2005, respectively, we may not be able to sustain this profitability. Improvements in our results of operations will depend largely upon our ability to increase our customer base while maintaining our price structure, effectively managing our costs and controlling churn. We cannot assure you that we will be effective with regard to these matters.

We depend on few manufacturers, and in some cases a single manufacturer, for many components of consumer premises equipment; we may be adversely affected by product shortages.
We depend on relatively few sources, and in some cases a single source, for many components of the consumer premises equipment that we provide to subscribers in order to deliver our digital television services. Following the Spin-off, we will depend solely on EchoStar for all of the set top boxes we sell or lease to subscribers. Product shortages and resulting installation delays could cause us to lose potential future subscribers to our DISH Network service.
We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
DNC periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes internal control over financial reporting relating to our operations. Although DNC’s management has concluded that its internal control over financial reporting was effective as of December 31, 2007, if in the future DNC is unable to report that its internal control over financial reporting is effective (or if DNC’s auditors do not agree with its management’s assessment of the effectiveness of, or are unable to express an opinion on, DNC’s internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table sets forth certain information concerning the principal properties of DNC:

	Segment(s)	Approximate	Owned or
Description/Use/Location	Using Property	Square Footage	Leased

Corporate headquarters, Englewood, Colorado*	All	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado*	ETC	144,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado*	ETC	124,000	Owned
EchoStar Data Networks engineering offices, Atlanta, Georgia	ETC	50,000	Leased
Digital broadcast operations center, Cheyenne, Wyoming*	DISH Network	143,000	Owned
Digital broadcast operations center, Gilbert, Arizona*	DISH Network	124,000	Owned
Regional digital broadcast operations center, Monee, Illinois*	DISH Network	45,000	Owned
Regional digital broadcast operations center, New Braunsfels, Texas*	DISH Network	35,000	Owned
Regional digital broadcast operations center, Quicksberg, Virginia*	DISH Network	35,000	Owned
Regional digital broadcast operations center, Spokane, Washington*	DISH Network	35,000	Owned
Regional digital broadcast operations center, Orange, New Jersey	DISH Network	8,800	Owned
Customer call center and data center, Littleton, Colorado*	DISH Network	202,000	Owned
Service center, Spartanburg, South Carolina	DISH Network	316,000	Leased
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	Owned
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000	Leased
Customer call center, Christiansburg, Virginia	DISH Network	103,000	Owned
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000	Leased
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000	Leased
Customer call center, Alvin, Texas	DISH Network	60,000	Leased
Customer call center, Thornton, Colorado*	DISH Network	55,000	Owned
Customer call center, Harlingen, Texas	DISH Network	54,000	Owned
Customer call center, Bluefield, West Virginia	DISH Network	50,000	Owned
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	250,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	209,000	Leased
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	Owned
Warehouse and distribution center, Dallas, Texas	DISH Network	80,000	Leased
Warehouse and distribution center, Denver, Colorado	DISH Network	44,000	Owned
Warehouse and distribution center, Baltimore, Maryland	DISH Network	37,000	Leased
Engineering offices and warehouse, Almelo, The Netherlands*	All Other	55,000	Owned
Engineering offices, Steeton, England*	All Other	43,000	Owned

*	As of January 1, 2008, these principal properties were transferred to EchoStar in connection with the Spin-off. Following the Spin-off, we will lease certain of these properties back from EchoStar at what we believe are market rates.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. In April 2006, DNC and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006.
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

Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the court has not yet ruled upon. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal.
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

Forgent
During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent). The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines. Prior to trial, all of the other defendants settled with Forgent. Forgent sought over $200 million in damages from DNC. On May 21, 2007, the jury unanimously ruled in favor of DNC, finding the ‘746 patent invalid. Forgent filed a motion for a new trial, which the District Court denied. Forgent did not appeal, so the District Court’s finding of invalidity is now final.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.
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
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (the “Design-Around”). We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $128 million in “Litigation expense” on our Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.
If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense. If we are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.

Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data by satellite. On May 14, 2007, we reached a settlement with Trans Video which did not have a material impact on our results of operations.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. As of February 25, 2007, all 1,015 issued and outstanding shares of our common stock were held by EchoStar Orbital Corporation (“EOC”), a direct subsidiary of DNC. There is currently no established trading market for our common stock.
Cash Dividends. During 2006, we paid a dividend of $400 million to EOC.
On February 15, 2007, DNC redeemed all of its outstanding 5 3/4% Convertible Subordinated Notes due 2008 at a redemption price of 101.643% of the principal amount, or $1.016 billion, plus accrued interest through the redemption date of $14 million. On February 15, 2007, we paid a dividend of approximately $1.031 billion to EOC to enable DNC to fund the payment of this redemption.
On January 1, 2008, DNC spun off EchoStar as a separate publicly-traded company in the form of a stock dividend distributed to DNC shareholders. In connection with the Spin-off, DNC contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us, including $1.0 billion of cash, to EchoStar. On December 30, 2007, we paid a dividend of $1.615 billion to EOC to enable DNC to fund the $1.0 billion cash contribution to EchoStar and for other general corporate purposes.
Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. Our ability to declare dividends is affected by covenants in our debt facilities.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Overview
We have historically positioned the DISH Network® as the leading low-cost provider of multi-channel pay TV principally by offering lower cost programming packages. At the same time we have sought to offer high quality programming, equipment and customer service.
We invest significant amounts in subscriber acquisition and retention programs based on our expectation that long-term subscribers will be profitable. To attract subscribers, we subsidize the cost of equipment and installation and may also from time to time offer promotional pricing on programming and other services to increase our subscriber base. We also seek to differentiate DISH Network through the quality of the equipment we provide to our subscribers, including our highly rated digital video recorder (“DVR”) and high definition (“HD”) equipment which we promote to drive subscriber growth and retention. Subscriber growth is also impacted, positively and negatively, by customer service and customer experience in order, installation and troubleshooting interactions.
During 2007, our subscriber base continued to grow, but at a slower pace than in previous periods. We believe that our slower subscriber growth was attributable in part to competitive issues including in particular the effectiveness of certain competitors’ promotional activities, including their success in creating market perceptions that they offer a broader range of HD programming. Subscriber growth was also affected by decreased customer satisfaction with our products and services due to operational inefficiencies that we experienced during the period. These competitive issues may also have been exacerbated by competitive promotional activities which we determined not to match in order to maintain a disciplined approach to promotional pricing. Subscriber growth was also affected by deteriorating economic conditions which tend to disproportionately affect subscribers of certain programming packages and other lower credit subscribers who may therefore be more likely to churn in response to adverse economic conditions, including adverse conditions in the subprime credit markets. Growth in our subscriber base was also affected by higher churn which was attributable to the competitive factors described above.
Slower subscriber growth rates continued in the fourth quarter of 2007, during which we added 85,000 net new DISH Network subscribers. This rate of growth was substantially lower than we have historically experienced on a quarterly basis for the reasons mentioned above, and was particularly slow given that we typically record relatively higher net subscriber growth rates in the fourth fiscal quarter of each year.
We believe opportunities exist to continue growing our subscriber base, particularly by focusing on improvements in operating performance and efficiencies including our customer satisfaction. Whether we will be able to achieve net subscriber growth is subject to a number of risks and uncertainties, including those described elsewhere in this annual report.
The Spin-off. Effective January 1, 2008, DNC completed the separation of the assets and businesses it owned and operated historically into two companies (the “Spinoff”):
•	DNC, through which DNC will retain its pay-TV business (the primary assets and liabilities of which will be held by DNC through us), and

•	EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, which holds the digital set top box business, certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DNC.
As part of with the Spin-off, DNC contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us, including $1.0 billion of cash, to EchoStar. Following the Spin-off, DNC and EchoStar will operate separately, and neither we nor DNC will have any interest in the assets and related liabilities contributed by DNC to EchoStar as part of the Spin-off.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
In connection with the Spin-off, DNC and certain of its subsidiaries entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property which will have an impact in the future on several of our key operating metrics.
DNC believes that the Spin-off will enable it and us to focus more directly on the business strategies relevant to the subscription television business. However, we recognize that, particularly during 2008, we may experience disruptions and loss of synergies in our subscription television business due to the separation of EchoStar from DNC, which could in turn increase our costs. The effects of the contribution of the assets and liabilities previously held by us to EchoStar are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.
Operational Results and Goals
Adding new subscribers. During 2007, DISH Network added 675,000 net new subscribers ending the year with approximately 13.780 million subscribers compared to approximately 13.105 million subscribers at December 31, 2006, an increase of 5.2%. Although this growth rate was slower than in prior years and this deceleration continued in the fourth quarter, we intend to continue to seek to add new subscribers by offering compelling value-based consumer promotions in a disciplined manner. These promotions include offers of free or low cost advanced consumer electronics products, such as receivers with multiple tuners, HD receivers, DVRs, HD DVRs and place shifting technology (“Slingbox”), as well as programming packages which we position to have a better “price-to-value” relationship than packages offered by our competitors.
However, there are many reasons we may not be able to maintain subscriber growth, which will depend in part on general economic conditions affecting demand for multi-channel video programming generally. In addition, many of our competitors are better equipped than we are to offer video services bundled with broadband and other telecommunications services that may be attractive to prospective subscribers. Our subscriber growth would also be negatively impacted to the extent our competitors offer more attractive consumer promotions or are perceived in the market as offering more compelling services, such as a broader range of HD programming or exclusive programming packages.
Minimize existing customer churn. In order to continue growing our subscriber base, we must minimize our rate of customer turnover, or “churn.” Our average monthly subscriber churn for the year ended December 31, 2007 was approximately 1.70%, a rate greater than we have experienced in recent years due mostly to high churn in the second half of 2007. We attempt to contain churn by tailoring our promotions towards DVRs, HD, and other advanced products which attract customers who tend to churn at slower rates. We continue to require and have lengthened service commitments from subscribers and have strengthened credit requirements. Beyond these efforts, the competitive environment may require us to increase promotional spending substantially or accept lower subscriber acquisitions. Moreover, given the increasing customer demand for advanced products such as DVRs and HD, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Reduce costs. We believe that our low cost structure is one of our key competitive advantages and we continue to work aggressively to retain this position. We are attempting to control costs by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, providing better subscriber education in the use of our products and services, and enhancing our training and quality assurance programs for our in-home service and call center representatives, all of which should reduce the number of in-home installation and service calls. We believe that further standardization of our receiver systems, introduction of new installation technology and the migration away from relatively expensive and complex subscriber equipment installations may also reduce in-home service and customer service calls. In addition, we hope to further reduce our customer service calls by simplifying processes such as billing and non-technical equipment issues. However, these initiatives may not be sufficient to maintain or increase our operational efficiencies and we may not be able to continue to grow our operations cost effectively.
We also attempt to reduce subscriber acquisition and retention costs by lowering the overall cost of subsidized equipment we provide to new and existing customers and improving the cost effectiveness of our sales efforts. Our

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
principal method for reducing the cost of subscriber equipment is to lease our receiver systems to new and existing subscribers rather than selling systems to them at little or no cost. Leasing enables us to, among other things, reduce our future subscriber acquisition costs by redeploying equipment returned by disconnected lease subscribers. We are further reducing the cost of subscriber equipment through our design and deployment of receivers with multiple tuners that allow the subscriber to receive our DISH Network services in multiple rooms using a single receiver, thereby reducing the number of receivers we deploy to each subscriber household. Additionally, we continue to re-engineer our equipment to reduce the manufacturing costs.
However, our overall costs to retain existing subscribers and acquire new subscribers, including amounts expensed and capitalized, both in the aggregate and on a per subscriber basis, may materially increase in the future to the extent that we respond to the competitive environment by introducing more aggressive promotions or newer, more expensive consumer electronics products. In addition, expanded use of new compression technologies, such as MPEG-4 and 8PSK, will inevitably render some portion of our current and future receivers obsolete, and we will incur additional costs, which may be substantial, to upgrade or replace these receivers. While we may be able to generate increased revenue from such conversions, the deployment of equipment including new technologies will increase the cost of our consumer equipment, at least in the short term. Our subscriber acquisition and retention costs will increase to the extent we subsidize those costs for new and existing subscribers.
Prior to the Spin-off, our set-top boxes and other customer equipment and satellite, uplink and transmission services were recorded at cost. Following the Spin-off, we will purchase set-top boxes from EchoStar at its cost plus an additional incremental amount that is equal to a fixed percentage of its cost. The specific amounts that we pay for set-top boxes will depend on a variety of factors including the types of set-top boxes that we purchase. In addition, we will purchase and/or lease satellite, uplink and transmission services from EchoStar at higher rates than we have traditionally paid. The prices that we pay for these services will depend upon the nature of the services that we obtain from EchoStar and the competitive market for these services. Furthermore, as part of the Spin-off, certain real estate was contributed to EchoStar and leased back to one of our subsidiaries and we will incur additional costs in the form of rent paid on these leases. These additional anticipated costs are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.
Pursue growth initiatives. Our ability to achieve future growth and success may require that we seek out opportunities to acquire other businesses or technologies to complement, enhance or expand our current business or products, or offer us other growth opportunities or that we make other significant investments in technologies or in alternative or expanded means of distributing our programming. Any of these acquisitions, investments or other transactions may require that we commit significant capital that would otherwise be directed to investments in our existing businesses or available for distribution to our shareholders.
Current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may limit our ability to obtain financing to support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees, additional outlet fees from subscribers with multiple receivers, DVR fees, advertising sales, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Therefore, not all of the amounts we include in “Subscriber-related revenue” are recurring on a monthly basis.
Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Equipment sales. “Equipment sales” include sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers. “Equipment sales” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. Following the Spin-off, our set-top box business, consisting of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers, is being operated by EchoStar, a separate, publicly-traded company.
“Other” sales. “Other” sales consist principally of satellite transmission revenue.
Effective in the third quarter of 2007, we reclassified certain revenue from programmers from “Other” sales to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, copyright royalties, billing costs, residual commissions paid to our distributors, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses. All prior period amounts were reclassified to conform to the current period presentation.
Satellite and transmission expenses. “Satellite and transmission expenses” include costs associated with the operation of our digital broadcast centers, the transmission of local channels, satellite telemetry, tracking and control services, satellite and transponder leases, and other related services. Following the Spin-off, we lease satellite and transponder capacity on several satellites that we formerly owned, and we will incur higher satellite and transmission expenses with respect to that leased capacity.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with non-DISH Network digital receivers and related components sold to an international DBS service provider and to other international customers. “Cost of sales — equipment” also includes unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. Following the Spin-off, our set-top box business, consisting of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers, is being operated by EchoStar.
Cost of sales — other. “Cost of sales — other” principally includes costs related to satellite transmission services.
Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of our receiver systems sold to retailers and other distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”
SAC. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution industry. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
businesses. Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. We include all the costs of acquiring subscribers (i.e. subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers. We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense. It also includes outside professional fees (i.e. legal, information systems and accounting services) and other items associated with facilities and administration. Following the Spin-off, the general and administrative expenses associated with our set-top box business and certain infrastructure assets now held by EchoStar, including in particular research and development expenses for those businesses, will be incurred by EchoStar.
Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt (net of capitalized interest) and interest expense associated with our capital lease obligations.
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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

	For the Years Ended
	December 31,		Variance
	2007	2006	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$10,673,821	$9,422,271	$1,251,550	13.3
Equipment sales	349,497	359,856	(10,359)	(2.9)
Other	37,165	30,620	6,545	21.4

Total revenue	11,060,483	9,812,747	1,247,736	12.7

Costs and Expenses:
Subscriber-related expenses	5,488,396	4,822,310	666,086	13.8
% of Subscriber-related revenue	51.4%	51.2%
Satellite and transmission expenses	180,446	144,931	35,515	24.5
% of Subscriber-related revenue	1.7%	1.5%
Cost of sales — equipment	263,997	282,831	(18,834)	(6.7)
% of Equipment sales	75.5%	78.6%
Cost of sales — other	5,820	7,215	(1,395)	(19.3)
Subscriber acquisition costs	1,575,424	1,600,912	(25,488)	(1.6)
General and administrative	577,743	539,630	38,113	7.1
% of Total revenue	5.2%	5.5%
Litigation expense	33,907	93,969	(60,062)	(63.9)
Depreciation and amortization	1,320,625	1,110,385	210,240	18.9

Total costs and expenses	9,446,358	8,602,183	844,175	9.8

Operating income (loss)	1,614,125	1,210,564	403,561	33.3

Other income (expense):
Interest income	103,619	121,873	(18,254)	(15.0)
Interest expense, net of amounts capitalized	(372,612)	(389,993)	17,381	4.5
Other	(562)	(7,923)	7,361	92.9

Total other income (expense)	(269,555)	(276,043)	6,488	2.4

Income (loss) before income taxes	1,344,570	934,521	410,049	43.9
Income tax benefit (provision), net	(534,176)	(333,464)	(200,712)	(60.2)

Net income (loss)	$810,394	$601,057	$209,337	34.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.105	0.675	5.2
DISH Network subscriber additions, gross (in millions)	3.434	3.516	(0.082)	(2.3)
DISH Network subscriber additions, net (in millions)	0.675	1.065	(0.390)	(36.6)
Average monthly subscriber churn rate	1.70%	1.64%	0.06%	3.7
Average monthly revenue per subscriber (“ARPU”)	$65.83	$62.78	$3.05	4.9
Average subscriber acquisition costs per subscriber (“SAC”)	$656	$686	$(30)	(4.4)
EBITDA	$2,934,188	$2,313,026	$621,162	26.9

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of December 31, 2007, we had approximately 13.780 million DISH Network subscribers compared to approximately 13.105 million subscribers at December 31, 2006, an increase of 5.2%. DISH Network added approximately 3.434 million gross new subscribers for the year ended December 31, 2007, compared to approximately 3.516 million gross new subscribers during 2006, a decrease of approximately 82,000 gross new subscribers. We believe our gross new subscriber additions have been and are likely to continue to be negatively impacted by increased competition, including the relative attractiveness of promotions and market perceptions of the availability of attractive programming, particularly the relative quantity of HD programming offered, operational inefficiencies which resulted in lower customer satisfaction with our products and services and adverse economic conditions.
DISH Network added approximately 675,000 net new subscribers for the year ended December 31, 2007, compared to approximately 1.065 million net new subscribers during 2006, a decrease of 36.6%. This decrease primarily resulted from an increase in our subscriber churn rate, churn on a larger subscriber base, and the decrease in gross new subscribers discussed above. Our percentage monthly subscriber churn for the year ended December 31, 2007 was 1.70% compared to 1.64% for the same period in 2006. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, increased competition, an increase in non-pay disconnects primarily resulting from adverse economic conditions, continuing effects of customer commitment expirations, and increases in the theft of our signal or our competitors’ signals. In addition, we also believe that churn was adversely affected by a number of operational inefficiencies which, among other things, impacted our customer service and overall customer experience.
We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We believe we can reduce churn by improving customer service and other areas of our operations which have recently experienced operational inefficiencies. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages and more compelling consumer electronic products and services, including DVRs, video on demand services, receivers with multiple tuners, HD programming, and HD and standard definition local channels. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $10.674 billion for the year ended December 31, 2007, an increase of $1.252 billion or 13.3% compared to 2006. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $65.83 during the year ended December 31, 2007 versus $62.78 during the same period in 2006. The $3.05 or 4.9% increase in ARPU is primarily attributable to price increases in February 2007 and 2006 on some of our most popular programming packages, increased penetration of HD programming, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, other hardware related fees, fees for DVRs, and revenue from increased availability of standard definition and HD local channels by satellite.
Equipment sales. “Equipment sales” totaled $349 million for the year ended December 31, 2007, a decrease of $10 million or 2.9% compared to 2006. The decrease in “Equipment sales” was primarily attributable to a decrease in

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
domestic sales of DBS accessories. A substantial portion of our “Equipment sales” in 2007 consisted of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers. This set-top box business is, following the Spin-off, operated by EchoStar. As a result, our “Equipment sales” are likely to be substantially lower in 2008 than those recorded in 2007.
Subscriber-related expenses. “Subscriber-related expenses” totaled $5.488 billion during the year ended December 31, 2007, an increase of $666 million or 13.8% compared to 2006. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers and the items discussed below that contributed to the increase in the expense to revenue ratio. “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” increased to 51.4% from 51.2% in the year ended December 31, 2007 compared to 2006. The increase in this expense to revenue ratio primarily resulted from increases in: (i) programming costs, (ii) in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs, and (iii) bad debt expense resulting from an increase in the number of subscribers who we deactivated for non-payment of their bill. These increases were partially offset by a decline in costs associated with our call center operations and in costs associated with our previous co-branding arrangement with AT&T.
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
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $180 million during the year ended December 31, 2007, an increase of $36 million or 24.5% compared to 2006. This increase primarily resulted from higher operational costs associated with our capital lease of Anik F3 which commenced commercial operations in April 2007 and the higher costs associated with our enhanced content platform including a broader distribution of more extensive HD programming. “Satellite and transmission expenses” as a percentage of “Subscriber-related revenue” increased to 1.7% from 1.5% in the year ended December 31, 2007 compared to 2006.
Following the Spin-off, we are leasing satellite and transponder capacity on several satellites that we formerly owned. As a result, we will, beginning January 1, 2008, record higher satellite and transmission expenses for this leased satellite capacity. This will be offset to some extent by lower depreciation expense as we will no longer record depreciation on these satellites which are now owned by EchoStar. Satellite and transmission expenses are likely to increase further in the future to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our uplinking capacity and launch additional HD local markets and other programming services.
Cost of sales — equipment. “Cost of sales — equipment” totaled $264 million during the year ended December 31, 2007, a decrease of $19 million or 6.7% compared to 2006. This decrease primarily resulted from a decline in charges for defective, slow moving and obsolete inventory, in the cost of non-DISH Network digital receivers and related components sold to international customers and in the cost of domestic sales of DBS accessories. “Cost of sales — equipment” as a percentage of “Equipment sales” decreased to 75.5% from 78.6% in the year ended December 31, 2007 compared to 2006. The decrease in the expense to revenue ratio is principally related to lower 2007 charges for defective, slow moving and obsolete inventory and an increase in margins on sales of non-DISH Network digital receivers and related components sold to international customers and on domestic sales of DBS accessories. A substantial portion of our “Cost of sales — equipment” in 2007 consisted of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers. This set-top box business is, following the Spin-off, operated by EchoStar. As a result, our “Cost of sales — equipment” are likely to be substantially lower in 2008 than those recorded in 2007.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.575 billion for the year ended December 31, 2007, a decrease of $25 million or 1.6% compared to 2006. The decrease in “Subscriber acquisition costs” was attributable to a decrease in gross new subscribers, a decrease in SAC discussed below and a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
SAC. SAC was $656 during the year ended December 31, 2007 compared to $686 during 2006, a decrease of $30, or 4.4%. This decrease was primarily attributable to the redeployment benefits of our equipment lease program for new subscribers and lower average equipment costs, partially offset by higher acquisition advertising. As a result of the Spin-off, we are likely to incur higher SAC as we will be acquiring equipment, particularly digital receivers, from third parties. This equipment was historically designed in-house and procured at our cost. We initially expect to acquire this equipment from EchoStar at its cost, plus an additional amount representing an agreed margin on that cost.
During the years ended December 31, 2007 and 2006, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $682 million and $817 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in redeployment of equipment returned by disconnecting lease program subscribers, decreased subscriber growth, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, lower average equipment costs and a reduction in accessory costs.
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
Our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2007 and 2006, these amounts totaled approximately $87 million and $121 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.
Litigation expense. During the years ended December 31, 2007 and 2006, we recorded “Litigation expense” in the Tivo case of $34 million and $94 million, respectively. The $94 million reflects the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. The $34 million additional expense in 2007 represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict. See Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.
General and administrative expenses. “General and administrative expenses” totaled $578 million during the year ended December 31, 2007, an increase of $38 million or 7.1% compared to 2006. This increase was primarily attributable to an increase in administrative costs to support the growth of the DISH Network and outside professional fees. “General and administrative expenses” as a percentage of “Total revenue” decreased to 5.2% from 5.5% in the year ended December 31, 2007 compared to 2006, respectively. The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the previously discussed revenue growth. Following the Spin-off, we anticipate that “General and administrative expenses” should decline as overhead and other expenses, particularly research and development expenses, associated with the set-top box and certain infrastructure assets, are incurred at EchoStar.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.321 billion during the year ended December 31, 2007, an increase of $210 million or 18.9% compared to 2006. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation on equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites and other depreciable assets placed in service to support the DISH Network, and the write-off of costs associated with obsolete fixed assets. Several satellites and other infrastructure assets formerly owned by us were contributed to EchoStar in the Spin-off and, as a result, we will no longer record depreciation expense related to these assets.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Interest income. “Interest income” totaled $104 million during the year ended December 31, 2007, a decrease of $18 million compared to 2006. This decrease principally resulted from lower average cash and marketable investment securities balances, partially offset by higher total percentage returns earned on our cash and marketable investment securities during 2007.
Interest expense, net of amounts capitalized. “Interest expense” totaled $373 million during the year ended December 31, 2007, a decrease of $17 million or 4.5% compared to the same period in 2006. This decrease primarily resulted from lower prepayment premiums and write-offs of debt issuance costs related to the redemption of senior debt during 2006 compared to 2007.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.934 billion during the year ended December 31, 2007, an increase of $621 million or 26.9% compared to 2006. The following table reconciles EBITDA to the accompanying financial statements:

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
EBITDA	$2,934,188	$2,313,026
Less:
Interest expense, net	268,993	268,120
Income tax provision (benefit), net	534,176	333,464
Depreciation and amortization	1,320,625	1,110,385

Net income (loss)	$810,394	$601,057

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
Income tax (provision) benefit, net. Our income tax provision was $534 million during the year ended December 31, 2007, an increase of $201 million or 60.2% compared to the same period in 2006. The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages. The year ended December 31, 2007 includes a deferred tax liability of $16 million related to the conversion of one of our subsidiaries to a limited liability company from a corporation in connection with the Spin-off. The year ended December 31, 2006 includes a credit of $7 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006 includes a credit of $5 million related to amended state tax filings. During 2008, we expect our income tax provision to reflect statutory Federal and state tax rates.

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
Adjusted income tax benefit (provision), net	$(518,752)	$(346,993)
Less:
Deferred corporate liability restructuring	15,673	—
Current year valuation allowance activity	(249)	(11,109)
Deferred tax asset for filed returns	—	9,065
Prior period adjustments to state NOLs	—	(6,654)
Amended state filings	—	(4,831)

Income tax benefit (provision), net	$(534,176)	$(333,464)

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Net income (loss). Net income was $810 million during the year ended December 31, 2007, an increase of $209 million compared to $601 million in 2006. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended
	December 31,		Variance
	2006	2005	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$9,422,271	$8,027,651	$1,394,620	17.4
Equipment sales	359,856	364,515	(4,659)	(1.3)
Other	30,620	51,003	(20,383)	(40.0)

Total revenue	9,812,747	8,443,169	1,369,578	16.2

Costs and Expenses:
Subscriber-related expenses	4,822,310	4,111,230	711,080	17.3
% of Subscriber-related revenue	51.2%	51.2%
Satellite and transmission expenses	144,931	131,559	13,372	10.2
% of Subscriber-related revenue	1.5%	1.6%
Cost of sales — equipment	282,831	272,623	10,208	3.7
% of Equipment sales	78.6%	74.8%
Cost of sales — other	7,215	22,437	(15,222)	(67.8)
Subscriber acquisition costs	1,600,912	1,495,200	105,712	7.1
General and administrative	539,630	442,290	97,340	22.0
% of Total revenue	5.5%	5.2%
Litigation expense	93,969	—	93,969	NM
Depreciation and amortization	1,110,385	800,060	310,325	38.8

Total costs and expenses	8,602,183	7,275,399	1,326,784	18.2

Operating income (loss)	1,210,564	1,167,770	42,794	3.7

Other income (expense):
Interest income	121,873	34,641	87,232	NM
Interest expense, net of amounts capitalized	(389,993)	(305,265)	(84,728)	(27.8)
Gain on insurance settlement	—	134,000	(134,000)	NM
Other	(7,923)	(1,807)	(6,116)	NM

Total other income (expense)	(276,043)	(138,431)	(137,612)	(99.4)

Income (loss) before income taxes	934,521	1,029,339	(94,818)	(9.2)
Income tax benefit (provision), net	(333,464)	107,274	(440,738)	NM

Net income (loss)	$601,057	$1,136,613	$(535,556)	(47.1)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.105	12.040	1.065	8.8
DISH Network subscriber additions, gross (in millions)	3.516	3.397	0.119	3.5
DISH Network subscriber additions, net (in millions)	1.065	1.135	(0.070)	(6.2)
Average monthly subscriber churn rate	1.64%	1.65%	(0.01%)	(0.6)
Average monthly revenue per subscriber (“ARPU”)	$62.78	$58.34	$4.44	7.6
Average subscriber acquisition costs per subscriber (“SAC”)	$686	$693	$(7)	(1.0)
EBITDA	$2,313,026	$2,100,023	$213,003	10.1

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
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $9.422 billion for the year ended December 31, 2006, an increase of $1.395 billion or 17.4% compared to 2005. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Average monthly revenue per subscriber was $62.78 during the year ended December 31, 2006 versus $58.34 during the same period in 2005. The $4.44 or 7.6% increase in ARPU was primarily attributable to price increases in February 2006 and 2005 on some of our most popular packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs, revenue from increased availability of standard and HD local channels by satellite, fees earned from our DishHOME Protection Plan, and HD programming. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales. “Equipment sales” totaled $360 million during the year ended December 31, 2006, a decrease of $5 million or 1.3% compared to 2005. This decrease principally resulted from a decline in domestic sales of DBS accessories, partially offset by an increase in sales of non-DISH Network digital receivers and related components to international customers.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.822 billion during the year ended December 31, 2006, an increase of $711 million or 17.3% compared to 2005. The increase in “Subscriber-related expenses” was primarily attributable to the increase in the number of DISH Network subscribers together with an increase in refurbishment and repair costs for returned receiver systems, partially offset by the decline in costs associated with installation and other services related to our original agreement with AT&T. “Subscriber-related expenses” represented 51.2% of “Subscriber-related revenue” for each of the years ended December 31, 2006 and 2005.
Satellite and transmission expenses. “Satellite and transmission expenses” totaled $145 million during the year ended December 31, 2006, an increase of $13 million or 10.2% compared to 2005. This increase primarily resulted from higher operational costs associated with our capital leases of AMC-15 and AMC-16. “Satellite and transmission expenses” totaled 1.5% and 1.6% of “Subscriber-related revenue” during the years ended December 31, 2006 and 2005, respectively.
Cost of sales — equipment. “Cost of sales — equipment” totaled $283 million during the year ended December 31, 2006, an increase of $10 million or 3.7% compared to 2005. This increase primarily resulted from an increase in charges for defective, slow moving and obsolete inventory. “Cost of sales — equipment” represented 78.6% and 74.8% of “Equipment sales” during the years ended December 31, 2006 and 2005, respectively. The increase in the expense to revenue ratio principally related to higher charges for defective, slow moving and obsolete inventory in 2006.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.601 billion for the year ended December 31, 2006, an increase of $106 million or 7.1% compared to 2005. The increase in “Subscriber acquisition costs” was primarily attributable to an increase in gross new subscribers and a decline in the number of co-branded subscribers acquired under our original AT&T agreement, for which we did not incur subscriber acquisition costs. This increase was also attributable to higher installation and acquisition advertising costs, partially offset by a higher number of DISH Network subscribers participating in our equipment lease program for new subscribers. The introduction of new

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
equipment resulted in a decrease in our cost per installation during 2006 compared to 2005; however, as a result of increased volume, our overall installation expense increased.
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
During the years ended December 31, 2006 and 2005, the amount of equipment capitalized under our lease program for new subscribers totaled $817 million and $862 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per receiver, fewer receivers per installation as the number of dual tuner receivers we install continues to increase, increased redeployment of equipment returned by disconnecting lease program subscribers, and a reduction in accessory costs related to the introduction of less costly installation technology and our migration away from relatively expensive and complex subscriber equipment installations.
As previously discussed, our SAC calculation does not include the benefit of payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2006 and 2005, these amounts totaled $121 million and $86 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $540 million during the year ended December 31, 2006, an increase of $97 million or 22.0% compared to 2005. This increase was primarily attributable to increased personnel and related costs to support the growth of the DISH Network, including, among other things, non-cash, stock-based compensation expense, outside professional fees and non-income based taxes. “General and administrative expenses” represented 5.5% and 5.2% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to increased infrastructure expenses to support the growth of the DISH Network, discussed above.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.110 billion during the year ended December 31, 2006, an increase of $310 million or 38.8% compared to 2005. The increase in “Depreciation and amortization” expense was primarily attributable to depreciation of equipment leased to subscribers resulting from increased penetration of our equipment lease programs, additional depreciation related to satellites placed in service and other depreciable assets placed in service to support the DISH Network.
Interest income. “Interest income” totaled $122 million during the year ended December 31, 2006, an increase of $87.2 million compared to 2005. This increase principally resulted from higher cash and marketable investment securities balances and higher total percentage returns earned on our cash and marketable investment securities during 2006.
Interest expense, net of amounts capitalized. “Interest expense” totaled $390 million during the year ended December 31, 2006, an increase of $85 million or 27.8% compared to 2005. This increase primarily resulted from a net increase in interest expense of $65 million related to the issuance of additional senior debt during 2006, net of redemptions, and an increase in prepayment premiums and write-off of debt issuance costs totaling $29 million, related to the redemption of certain outstanding senior debt during 2006. This increase was partially offset by an increase in capitalized interest on the construction of satellites.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.313 billion during the year ended December 31, 2006, an increase of $213 million or 10.1% compared to 2005. EBITDA for the year ended December 31, 2005 was favorably impacted by the $134 million “Gain on insurance settlement” and the year ended December 31, 2006 was negatively impacted by the $94 million “Litigation expense.” Absent these items, our EBITDA for the year ended December 31, 2006 would have been $441 million or 22.4% higher than EBITDA in 2005. The increase in EBITDA (excluding these items) was primarily attributable to changes in operating revenues and expenses discussed above. The following table reconciles EBITDA to the accompanying financial statements:

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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
Income tax benefit (provision), net. Our income tax provision was $333 million during the year ended December 31, 2006 compared to a benefit of $107 million during 2005. The income tax benefit for the year ended December 31, 2005 included credits of $185 million and $287 million to our provision for income taxes resulting from the reversal and current year activity, respectively, of our recorded valuation allowance. The year ended December 31, 2006 includes a credit of $7 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006, includes a credit of $5 million related to amended state filings.

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)
Adjusted income tax benefit (provision), net	$(346,993)	$(385,190)
Less:
Valuation allowance reversal	—	(185,200)
Current year valuation allowance activity	(11,109)	(287,100)
Deferred tax asset for filed returns	9,065	(20,164)
Prior period adjustments for state NOLs	(6,654)	—
Amended state filings	(4,831)	—

Income tax benefit (provision), net	$(333,464)	$107,274

Net income (loss). Net income was $601 million during the year ended December 31, 2006, a decrease of $536 million compared to $1.137 billion in 2005. Net income for the year ended December 31, 2005 was favorably impacted by the $472 million reversal of our recorded valuation allowance for deferred tax assets and the $134 million “Gain on insurance settlement.” Net income for the year ended December 31, 2006 was unfavorably impacted by the Tivo litigation charge discussed above.

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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of December 31, 2007, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $1.262 billion which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. In connection with the Spin-off, we made a $1.615 billion dividend to EOC, of which DNC distributed $1.0 billion of cash and cash equivalents to EchoStar as part of the Spin-off.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2007 of 5.3%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $10 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
At December 31, 2007, all of the $1.262 billion was invested in fixed or variable rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant realized gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature.
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
During the year ended December 31, 2007, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. We account for such unconsolidated investments under either the equity method or cost method of accounting. Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2007, we had $78 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $59 million was accounted for under the cost method. During the year ended December 31, 2007, we did not record any impairment charges with respect to these investments.
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
As of December 31, 2007, we had fixed-rate debt and other notes payable of $5.033 billion on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $5.072 billion using quoted market prices for our publicly traded debt, which constitutes approximately 90% of our debt. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $144 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2007, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $33 million.
In general, we do not use derivative financial instruments for hedging or speculative purposes, but we may do so in the future.
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
None.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
          (1) Financial Statements
          (2) Financial Statement Schedules
               None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.
          (3) Exhibits

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No. 333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

Exhibit No.	Description

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed February 3, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 18, 2006, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	DNC 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DNC, Registration No. 33-91276).**

10.3*	Amended and Restated DNC 1999 Stock Incentive Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.5*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.6*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2002, Commission File No. 0-26176).

10.7*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.8*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.9*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

Exhibit No.	Description

10.11*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.12*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.22*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.23*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description

10.24*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.25*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.26*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.27*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.29*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.30*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.31*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.32*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.33*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.34*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2006, Commission File No. 0-26176).

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: March 5, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer and Director	March 5, 2008
Charles W. Ergen	(Principal Executive Officer)

/s/ Bernard L. Han	Executive Vice President and Chief Financial Officer	March 5, 2008
Bernard L. Han	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 5, 2008
James DeFranco

/s/ R. Stanton Dodge	Director	March 5, 2008
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
EchoStar DBS Corporation:
We have audited the accompanying consolidated balance sheets of EchoStar DBS Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar DBS Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in note 2 to the accompanying consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. In accordance with the transition provisions of SAB No. 108, the Company recorded a cumulative increase, net of tax, to accumulated deficit as of January 1, 2006. As discussed in note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

KPMG LLP
Denver, Colorado
March 5, 2008

ECHOSTAR DBS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$606,990	$1,667,130
Marketable investment securities	495,760	697,646
Trade accounts receivable, net of allowance for uncollectible accounts of $14,019 and $14,205, respectively	685,109	665,374
Advances to affiliates	78,578	107,834
Inventories, net	295,200	237,493
Current deferred tax assets (Note 6)	38,297	280,325
Other current assets	77,929	102,433

Total current assets	2,277,863	3,758,235
Restricted cash and marketable investment securities	159,046	156,503
Property and equipment, net (Note 4)	3,471,034	3,500,155
FCC authorizations	802,691	705,228
Intangible assets, net (Note 2)	150,424	189,905
Other noncurrent assets, net	169,319	117,947

Total assets	$7,030,377	$8,427,973

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$289,649	$257,460
Advances from affiliates	85,613	128,568
Deferred revenue and other	853,791	819,773
Accrued programming	914,074	913,687
Income taxes payable	145,747	35,682
Other accrued expenses	561,576	493,254
5 3/4% Senior Notes due 2008	1,000,000	—
Current portion of capital lease obligations, mortgages and other notes payable (Note 5)	49,057	38,435

Total current liabilities	3,899,507	2,686,859

Long-term obligations, net of current portion:
5 3/4% Senior Notes due 2008	—	1,000,000
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 5)	547,608	403,526
Deferred tax liabilities	327,318	318,219
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	259,656	275,131

Total long-term obligations, net of current portion	5,134,582	5,996,876

Total liabilities	9,034,089	8,683,735

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,121,012	1,032,925
Accumulated other comprehensive income (loss)	396	254
Accumulated earnings (deficit)	(3,125,120)	(1,288,941)

Total stockholder’s equity (deficit)	(2,003,712)	(255,762)

Total liabilities and stockholder’s equity (deficit)	$7,030,377	$8,427,973

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Subscriber-related revenue	$10,673,821	$9,422,271	$8,027,651
Equipment sales	349,497	359,856	364,515
Other	37,165	30,620	51,003

Total revenue	11,060,483	9,812,747	8,443,169

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 4)	5,488,396	4,822,310	4,111,230
Satellite and transmission expenses (exclusive of depreciation shown below — Note 4)	180,446	144,931	131,559
Cost of sales — equipment	263,997	282,831	272,623
Cost of sales — other	5,820	7,215	22,437
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies (exclusive of depreciation shown below — Note 4)	128,739	138,721	130,680
Other subscriber promotion subsidies	1,219,943	1,246,836	1,180,516
Subscriber acquisition advertising	226,742	215,355	184,004

Total subscriber acquisition costs	1,575,424	1,600,912	1,495,200
General and administrative	577,743	539,630	442,290
Litigation expense	33,907	93,969	—
Depreciation and amortization (Note 4)	1,320,625	1,110,385	800,060

Total costs and expenses	9,446,358	8,602,183	7,275,399

Operating income (loss)	1,614,125	1,210,564	1,167,770

Other income (expense):
Interest income	103,619	121,873	34,641
Interest expense, net of amounts capitalized	(372,612)	(389,993)	(305,265)
Gain on insurance settlement	—	—	134,000
Other	(562)	(7,923)	(1,807)

Total other income (expense)	(269,555)	(276,043)	(138,431)

Income (loss) before income taxes	1,344,570	934,521	1,029,339
Income tax benefit (provision), net (Note 6)	(534,176)	(333,464)	107,274

Net income (loss)	$810,394	$601,057	$1,136,613

Foreign currency translation adjustment	123	167	(155)
Unrealized holding gains (losses) on available-for-sale securities	22	401	1,024
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(3)	(134)	232

Comprehensive income (loss)	$810,536	$601,491	$1,137,714

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)

				Accumulated
				Deficit and
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Total
Balance, December 31, 2004	1	$—	$929,002	$(2,204,448)	$(1,275,446)

Deferred stock-based compensation recognized	—	—	302	—	302
Reversal of valuation allowance associated with stock-based compensation and tax benefits	—	—	82,039	—	82,039
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	232	232
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	1,024	1,024
Foreign currency translation	—	—	—	(155)	(155)
Dividend to EOC	—	—	—	(200,000)	(200,000)
Net income (loss)	—	—	—	1,136,613	1,136,613

Balance, December 31, 2005	1	$—	$1,011,343	$(1,266,734)	$(255,391)

SAB 108 adjustments, net of tax of $37.4 million	—	—	—	(62,345)	(62,345)
Capital distribution to affiliate				(161,099)	(161,099)
Stock-based compensation, net of tax	—	—	21,360	—	21,360
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(134)	(134)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	401	401
Foreign currency translation	—	—	—	167	167
Dividend to EOC	—	—	—	(400,000)	(400,000)
Other	—	—	222	—	222
Net income (loss)	—	—	—	601,057	601,057

Balance, December 31, 2006	1	$—	$1,032,925	$(1,288,687)	$(255,762)

Capital contribution from DNC (Note 13)	—	—	56,390	—	56,390
Stock-based compensation, net of tax	—	—	31,697	—	31,697
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(3)	(3)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	22	22
Foreign currency translation	—	—	—	123	123
Dividend to EOC (Note 13)	—	—	—	(2,646,753)	(2,646,753)
Other		—	—	180	180
Net income (loss)	—	—	—	810,394	810,394

Balance, December 31, 2007	1	$—	$1,121,012	$(3,124,724)	$(2,003,712)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$810,394	$601,057	$1,136,613
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,320,625	1,110,385	800,060
Equity in losses (earnings) of affiliates	831	—	—
Gain on insurance settlement	—	—	(134,000)
Non-cash, stock-based compensation recognized	21,329	17,435	302
Deferred tax expense (benefit) (Note 6)	255,852	274,762	(143,247)
Amortization of debt discount and deferred financing costs	3,650	7,149	3,427
Other, net	5,279	(4,386)	(534)
Change in noncurrent assets	2,768	54,955	21,757
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(15,475)	50,956	(31,298)
Changes in current assets and current liabilities:
Trade accounts receivable	(20,009)	(193,564)	(5,530)
Allowance for doubtful accounts	(186)	5,406	370
Advances to affiliates	71,314	64,824	(141,203)
Inventories	(80,841)	16,707	71,972
Other current assets	27,284	11,144	(18,316)
Trade accounts payable	30,791	37,319	(20,597)
Advances from affiliates	(80,264)	76,476	11,632
Deferred revenue and other	31,305	62,600	162
Accrued programming and other accrued expenses	206,326	307,207	161,175

Net cash flows from operating activities	2,590,973	2,500,432	1,712,745

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,543,929)	(1,865,225)	(626,577)
Sales and maturities of marketable investment securities	2,743,995	1,480,723	424,734
Purchases of property and equipment	(1,111,536)	(1,429,957)	(1,392,708)
Proceeds from insurance settlement	—	—	240,000
Change in restricted cash and marketable investment securities	(701)	(48,799)	(3,305)
FCC authorizations	(97,463)	—	(8,961)
Purchase of technology-based intangibles	—	—	(25,500)
Purchase of strategic investments included in noncurrent assets and other	(21,775)	(560)	—
Other	3,469	(843)	(7)

Net cash flows from investing activities	(1,027,940)	(1,864,661)	(1,392,324)

Cash Flows From Financing Activities:
Proceeds from issuance of 7 1/8% Senior Notes due 2016	—	1,500,000	—
Proceeds from issuance of 7% Senior Notes due 2013	—	500,000	—
Redemption of Floating Rate Senior Notes due 2008	—	(500,000)	—
Redemption and repurchases of 9 1/8% Senior Notes due 2009, respectively	—	(441,964)	(4,189)
Deferred debt issuance costs	—	(14,210)	—
Capital contribution from DNC (Note 13)	53,642	—	—
Dividend to EOC (Note 13)	(2,645,805)	(400,000)	(200,000)
Capital distribution to affiliate	—	(161,099)	—
Repayment of capital lease obligations, mortgages and other notes payable	(43,515)	(40,642)	(45,826)
Excess tax benefits recognized on stock option exercises	12,505	6,888	—

Net cash flows from financing activities	(2,623,173)	448,973	(250,015)

Net increase (decrease) in cash and cash equivalents	(1,060,140)	1,084,744	70,406
Cash and cash equivalents, beginning of period	1,667,130	582,386	511,980

Cash and cash equivalents, end of period	$606,990	$1,667,130	$582,386

     The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of DISH Network Corporation (“DNC”), formerly known as EchoStar Communications Corporation, a publicly traded company listed on the Nasdaq Global Select Market. EDBS was formed under Colorado law in January 1996. Unless otherwise stated herein, or the context otherwise requires, references herein to DNC shall include DISH Network Corporation, EDBS and all direct and indirect wholly-owned subsidiaries thereof.
Principal Business
As of December 31, 2007, the operations of DNC included two primary interrelated business units:
•	The DISH Network — which provides a direct broadcast satellite (“DBS”) subscription television service in the United States; and

•	EchoStar Technologies Corporation (“ETC”) — which designs and develops DBS receivers, antennae and other digital equipment for the DISH Network. We refer to this equipment collectively as “receiver systems.” ETC also designs, develops and distributes similar equipment for international customers.
We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, digital broadcast operations centers, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
Spin-off of Technology and Certain Infrastructure Assets
On September 25, 2007, DNC announced its intention to separate its technology and certain infrastructure assets into a separate publicly-traded company. EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, was incorporated in Nevada on October 12, 2007 to effect the separation. DNC completed the separation into two companies (the “Spin-off”) on January 1, 2008. DNC and EchoStar now operate independently, and neither entity has any ownership interest in the other. The two entities consist of the following:
•	DNC, which retains its subscription television business, and

•	EchoStar Corporation, which holds the digital set-top box business, certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DNC.
In connection with the Spin-off, DNC contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us, including $1.0 billion of cash, to EchoStar. Following the Spin-off, DNC and EchoStar will operate separately, and neither we nor DNC will have any interest in the assets and related liabilities contributed by DNC to EchoStar as part of the Spin-off. The effects of the contribution of the assets and liabilities previously held by us to EchoStar are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Organization and Legal Structure
The following table summarizes the organizational structure of DNC and its principal subsidiaries as of December 31, 2007:

Referred to
Legal Entity	Herein As	Parent
DISH Network Corporation	DNC	Publicly owned
EchoStar Orbital Corporation	EOC	ECC
EchoStar Orbital Corporation II	EOC II	EOC
EchoStar DBS Corporation	EDBS	EOC
EchoStar Satellite L.L.C.	ESLLC	EDBS
EchoStar Satellite Operating Corporation	SATCO	ESLLC
Echosphere L.L.C.	Echosphere	EDBS
EchoStar Technologies Corporation	ETC	EDBS
DISH Network Service L.L.C.	DNSLLC	EDBS
As of December 31, 2007, all of DNC’s DBS FCC licenses and 11 of its in-orbit satellites were owned by one of our subsidiaries. EchoStar XI and our Ka-band satellites are held in EOC II, our sister company. DNC’s satellite lease contracts are also held by one of our subsidiaries. Substantially all of DNC’s operations are conducted by our subsidiaries.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives and royalty obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other miscellaneous income and expense. Net transaction gains (losses) during 2007, 2006 and 2005 were not significant.
Statements of Cash Flows Data
The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid for interest	$375,718	$345,296	$299,062
Capitalized interest	7,434	12,079	—
Cash received for interest	103,619	121,873	34,641
Cash paid for income taxes	37,510	14,903	15,498
Capital distribution for EchoStar X to EOC	—	161,099	—
Satellite financed under capital lease obligations	198,219	—	191,950
Satellite and other vendor financing	—	15,000	1,940
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2007 and 2006 consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations. We have the ability and intent to hold our investments in bonds until maturity when the issuer is required to redeem them at their full face value.

			As of December 31, 2007
			Less than Six Months		Six to Nine Months		Nine Months or More
	Primary	Maturity
Investment	Reason for	in	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Months	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
	Temporary market
Corporate bonds	fluctuations	1-13	$277,478	$(5,504)	$125,344	$(1,466)	$—	$—

Total			$277,478	$(5,504)	$125,344	$(1,466)	$—	$—

			As of December 31, 2006
			(In thousands)
	Changes in Interest
Government bonds	rates	1-24	$75,572	$(227)	$—	$—	$26,211	$(12)

Total			$75,572	$(227)	$—	$—	$26,211	$(12)

Other Investment Securities. We also have several strategic investments in certain non-marketable equity securities including equity interests which we generally receive in exchange for non-cash consideration which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of December 31, 2007 and 2006, we had $78 million and $53 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively. As of December 31, 2007 and 2006, $59 million and $53 million of the non-marketable, unconsolidated strategic equity investments were accounted for under the cost method. During the years ended December 31, 2007, 2006 and 2005, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable investment securities.
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
Restricted Cash and Marketable Investment Securities. As of December 31, 2007 and 2006, restricted cash and marketable investment securities included amounts set aside as collateral for investments in marketable securities and our letters of credit. Additionally, restricted cash and marketable investment securities as of December 31, 2007 and 2006 included $101 million in escrow related to our litigation with Tivo.
The major components of marketable investment securities and restricted cash are as follows:

	Marketable Investment Securities		Restricted Cash
	As of December 31,		As of December 31,
	2007	2006	2007	2006
	(In thousands)
Government bonds	$—	$237,814	$54,076	$137,723
Corporate notes and bonds	495,760	459,832	—	—
Restricted cash	—	—	104,970	18,780

	$495,760	$697,646	$159,046	$156,503

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
As of December 31, 2007, marketable investment securities and restricted cash include debt securities of $263 million with contractual maturities of one year or less and $392 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our receivers and many components of our receiver systems. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Inventories consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Finished goods — DBS	$159,894	$132,533
Raw materials	66,058	49,958
Work-in-process — service repair and refurbishment	67,542	51,870
Work-in-process — new	13,417	14,203
Consignment	2,963	1,669

Subtotal	$309,874	$250,233
Inventory allowance	(14,674)	(12,740)

Inventories, net	$295,200	$237,493

Property and Equipment
Property and equipment are stated at cost. Cost includes capitalized interest of $7 million and $12 million during the years ended December 31, 2007 and 2006, respectively. We did not record any capitalized interest during the year ended December 31, 2005. The costs of satellites under construction including certain amounts prepaid under our satellite service agreements are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Goodwill and Other Intangible Assets
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist of, among other things, FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
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
In accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Asset” (“EITF 02-7”), we combine all our indefinite life FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts included current and projected subscribers. In conducting our annual impairment test in 2007, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.
During 2007, we participated in an FCC auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses with total winning bids of $57 million. DNC transferred these licenses to EchoStar in the Spin-off.
As of December 31, 2007 and 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2007		December 31, 2006
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract based	$188,205	$(60,381)	$189,286	$(45,842)
Customer relationships	73,298	(68,466)	73,298	(50,142)
Technology-based	25,500	(7,732)	25,500	(5,555)

Total	$287,003	$(136,579)	$288,084	$(101,539)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to twelve years, was $36 million and $37 million for the years ended December 31, 2007 and 2006, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Estimated future amortization of our identifiable intangible assets as of December 31, 2007 is as follows (in thousands):

For the Years Ending December 31,
2008	$22,502
2009	17,671
2010	17,671
2011	17,671
2012	17,671
Thereafter	57,238

Total	$150,424

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
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
1996 due to the carryover of previously incurred net operating losses. As of December 31, 2007, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
As a result of the implementation of FIN 48, we recognized a less than $1 million credit to “Accumulated earnings (deficit).” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$10,445
Additions based on tax positions related to the current year	6,875
Additions for tax positions of prior years	2,840

Balance as of December 31, 2007	$20,160

We have $28 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate. We do not expect that the unrecognized tax benefit will change significantly within the next 12 months.
Accrued interest on tax positions are recorded as a component of interest expense and penalties in other income (expense). During the year ended December 31, 2007, we recorded approximately $2 million in interest and penalty expense to earnings. Accrued interest and penalties was $3 million at December 31, 2007.
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
The following table summarizes the book and fair values of our debt facilities at December 31, 2007 and 2006:

	As of December 31,		As of December 31,
	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
5 3/4% Senior Notes due 2008	$1,000,000	$997,500	$1,000,000	$993,750
6 3/8% Senior Notes due 2011	1,000,000	1,019,000	1,000,000	993,750
6 5/8% Senior Notes due 2014	1,000,000	995,000	1,000,000	971,250
7 1/8% Senior Notes due 2016	1,500,000	1,522,500	1,500,000	1,494,375
7 % Senior Notes due 2013	500,000	505,000	500,000	497,500
Mortgages and other notes payable	33,118	33,118	37,019	37,019

Subtotal	5,033,118	5,072,118	5,037,019	4,987,644
Capital lease obligations (1)	563,547	N/A	404,942	N/A

Total	$5,596,665	$5,072,118	$5,441,961	$4,987,644

(1)	Pursuant to SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” disclosure regarding fair value of capital leases is not required.
As of December 31, 2007 and 2006, the book value is equal to or approximates fair value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature.
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (Note 5).

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Programming payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue” in the Consolidated Balance Sheets until earned. For certain of our promotions relating to our receiver systems, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over 48 to 60 months, depending on whether the fee is received from existing or new subscribers. Revenue from advertising sales is recognized when the related services are performed.
Subscriber fees for equipment rental, additional outlets and fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs, our DishHOME Protection Plan and other services are recognized as revenue, monthly as earned. Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.
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
Accounting for certain of our existing and new subscriber promotions which include programming discounts and subscriber rebates falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Acquisition Promotions” below for discussion regarding the accounting for costs under these promotions.
Subscriber-Related Expenses
The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, overhead costs associated with our installation business, copyright royalties, billing costs, residual commissions paid to distributors, direct marketers, retailers and telecommunications partners, refurbishment and repair costs related to our receiver systems, subscriber retention and other variable subscriber expenses. These costs are recognized as the services are performed or as incurred.
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
Subscriber Acquisition Promotions
DISH Network subscribers have the choice of purchasing or leasing the satellite receiver and other equipment necessary to receive our programming. We generally subsidize installation and all or a portion of the cost of our receiver systems in order to attract new DISH Network subscribers. As a result of our promotions, most of our new subscribers choose to lease their equipment.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Equipment Lease Promotion. We retain title to receivers and certain other equipment offered pursuant to our equipment lease promotions. As a result, equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.
Subscriber Acquisition Costs. Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):
•	“Cost of sales — subscriber promotion subsidies” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs are expensed as incurred.
Accounting for dealer sales under our promotions falls within the scope of EITF 01-9. In accordance with that guidance, we characterize amounts paid to our independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates) as a reduction of revenue. We expense payments for equipment installation services as “Other subscriber promotion subsidies.” Our payments for equipment buydowns represent a partial or complete return of the dealer’s purchase price and are, therefore, netted against the proceeds received from the dealer. We report the net cost from our various sales promotions through our independent dealer network as a component of “Other subscriber promotion subsidies.” No net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are recognized as revenue.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled $50 million, $50 million and $37 million for the years ended December 31, 2007, 2006 and 2005, respectively.
New Accounting Pronouncements
Revised Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.
Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. We are required to adopt this statement as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position or our results of operations.
The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value. We are required to adopt this statement as of January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial position or our results of operations.
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
Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123. Pro forma information regarding net income and earnings per share was required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis. We accounted for forfeitures as they occurred. Compensation previously recognized was reversed in the event of forfeitures of unvested options. The following table illustrates the effect on net income (loss) as if we had accounted for our stock-based compensation plans using the fair value method under SFAS 123:

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

For the Year Ended
December 31,
2005
(In thousands)
Net income (loss), as reported	$1,136,613
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	190
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(21,013)

Pro forma net income (loss)	$1,115,790

Stock Incentive Plans
DNC maintains stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of December 31, 2007, we had options to acquire 19.9 million shares of DNC’s Class A common stock and 711,578 restricted stock awards outstanding under these plans. In general, stock options granted through December 31, 2007 have included exercise prices not less than the market value of DNC’s Class A common stock at the date of grant and a maximum term of ten years. While historically DNC’s Board of Directors has issued options that vest at the rate of 20% per year, some option grants vest at a faster rate or immediately. As of December 31, 2007, DNC had 66.3 million shares of its Class A common stock available for future grant under its stock incentive plans.
Our stock option activity (including performance and non-performance based options) for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007		2006		2005
		Weighted- Average		Weighted- Average		Weighted- Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding, beginning of period	22,002,305	$25.65	24,304,951	$24.36	17,134,684	$20.82
Granted	1,493,526	42.77	2,066,000	32.48	10,121,250	29.20
Exercised	(2,029,258)	24.98	(1,481,946)	14.15	(905,228)	30.08
Forfeited and cancelled	(1,554,356)	19.42	(2,886,700)	25.63	(2,045,755)	25.82

Options outstanding, end of period	19,912,217	27.53	22,002,305	25.65	24,304,951	24.36

Performance based options outstanding, end of period *	9,910,250	20.47	10,615,250	19.06	10,974,250	17.81

Exercisable at end of year	5,528,097	35.02	6,138,455	32.88	6,409,601	29.27

*	These options, which are also included in the caption “Total options outstanding, end of period,” are pursuant to two separate long-term, performance-based stock incentive plans, discussed below. Vesting of these options is contingent upon meeting certain long-term goals which DNC’s management has determined are not probable as of December 31, 2007.
We realized $15 million, $11 million, and $6 million of tax benefits from share options exercised during the years ended December 31, 2007, 2006 and 2005, respectively. Based on the closing market price of DNC Class A common stock for the year ended December 31, 2007, the aggregate intrinsic value for the options outstanding was $239 million. Of that amount, options with an aggregate intrinsic value of $41 million were exercisable at the end of the period.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
As of December 31, 2007, 2006 and 2005, the grant date fair value of restricted stock awards (performance and non-performance based) outstanding was as follows:

	2007		2006
				Weighted-
		Weighted-		Average
	Restricted	Average	Restricted	Grant
	Share	Grant Date	Share	Date Fair
	Units	Fair Value	Units	Value
Total restricted stock awards outstanding, beginning of period	839,798	$30.90	632,970	$29.46
Granted	39,580	43.43	327,496	33.30
Exercised	(30,000)	31.16	(20,000)	30.16
Forfeited	(137,800)	30.44	(100,668)	29.83

Total restricted stock awards outstanding, end of period	711,578	35.18	839,798	30.90

Restricted performance units outstanding, end of period *	611,578	31.70	709,798	30.82

*	These restricted performance units, which are also included in the caption “Total restricted stock awards outstanding, end of period,” are pursuant to a long-term, performance-based stock incentive plan, discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term goal which DNC’s management has determined is not probable as of December 31, 2007.
Exercise prices for options outstanding and exercisable as of December 31, 2007 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-			Weighted-
			Outstanding	Average	Weighted-	Number	Average	Weighted-
			as of	Remaining	Average	Exercisable as	Remaining	Average
			December 31,	Contractual	Exercise	of December 31,	Contractual	Exercise
			2007	Life	Price	2007	Life	Price
$2.75	-	$6.00	4,023,265	1.13	$5.99	151,265	1.09	$5.84
$6.01	-	$20.00	715,655	1.40	13.76	155,655	1.56	12.73
$20.01	-	$29.00	1,662,157	6.91	27.67	1,419,857	7.15	27.59
$29.01	-	$31.00	8,249,218	7.30	29.85	1,565,568	6.94	30.44
$31.01	-	$40.00	3,056,048	7.71	33.94	1,252,652	6.76	33.75
$40.01	-	$79.00	2,205,874	5.87	53.63	983,100	2.46	62.69

$2.75	-	$79.00	19,912,217	5.71	27.53	5,528,097	5.84	35.02

Long-Term Performance-Based Plans
In February 1999, DNC adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on DNC achieving an industry-related subscriber goal prior to December 31, 2008.
In January 2005, DNC adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the options is also contingent on achieving a DNC specific subscriber goal within the ten-year term of each award issued under the 2005 LTIP.
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the corresponding goal is probable. Given the competitive nature of DNC’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while DNC did not believe achievement of either of the goals was probable as of December 31, 2007, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $39 million and $90 million under the 1999 LTIP and the 2005 LTIP, respectively. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period. As of December 31, 2007, if DNC had determined each goal was probable, we would have expensed $36 million for the 1999 LTIP and $20 million for the 2005 LTIP.
Of the 19.9 million options outstanding under our stock incentive plans as of December 31, 2007, options to purchase 5.0 million shares and 4.9 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively. These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued. The weighted-average exercise price of these options is $10.77 under the 1999 LTIP and $30.49 under the 2005 LTIP. The fair value of options granted during the year ended December 31, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black-Scholes option pricing model, was $19.52 per option share. Further, pursuant to the 2005 LTIP, there were also 611,578 outstanding restricted performance units as of December 31, 2007 with a weighted-average grant date fair value of $31.70.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the years ended December 31, 2007, 2006 and 2005, and was allocated to the same expense categories as the base compensation for key employees who participate in DNC’s stock option plans:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Subscriber-related	$583	$549	$—
Satellite and transmission	389	319	—
General and administrative	11,890	10,018	190

Total non-cash, stock based compensation	$12,862	$10,886	$190

As of December 31, 2007, our total unrecognized compensation cost related to the non-performance based unvested stock options was $40 million. This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expeed to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the years ended December 31, 2007, 2006 and 2005 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.51% — 5.19%	4.49% — 5.22%	3.74% — 4.50%
Volatility factor	18.63% — 24.84%	24.71% — 25.20%	20.75% — 27.05%
Expected term of options in years	5.95 — 10.00	6.04 — 10.00	4.38 — 10.00
Weighted-average fair value of options granted	$10.55 — $21.41	$11.06 — $17.78	$5.97 — $14.12
DNC does not currently plan to pay additional dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, the existing models do not provide as reliable of a single measure of the fair value of stock-based compensation awards as a market-based model would.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
We will continue to evaluate the assumptions used to derive the estimated fair value of options for DNC’s stock as new events or changes in circumstances become known.
4. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2007	2006
		(In thousands)
Equipment leased to customers	2-5	$2,773,085	$2,374,121
EchoStar I	12	201,607	201,607
EchoStar II	12	228,694	228,694
EchoStar III	12	234,083	234,083
EchoStar IV — fully depreciated	N/A	78,511	78,511
EchoStar V	9	203,511	205,996
EchoStar VI	12	244,305	245,022
EchoStar VII	12	177,000	177,000
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar X	12	177,192	177,192
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases (Note 5)	10-15	775,051	551,628
Furniture, fixtures, equipment and other	1-10	979,990	938,856
Buildings and improvements	1-40	192,757	185,843
Land	—	7,816	7,204
Construction in progress	—	276,215	250,704

Total property and equipment		7,043,045	6,349,689
Accumulated depreciation		(3,572,011)	(2,849,534)

Property and equipment, net		$3,471,034	$3,500,155

Construction in progress consists of the following:

	As of December 31,
	2007	2006
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$191,454	$197,386
Regional digital broadcast operations centers	49,036	—
Software related projects	8,802	21,429
Other	26,923	31,889

Construction in progress	$276,215	$250,704

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Equipment leased to customers	$854,533	$686,125	$437,586
Satellites	245,349	231,977	197,495
Furniture, fixtures, equipment and other	176,842	150,186	123,548
Identifiable intangible assets subject to amortization	36,031	36,677	37,877
Buildings and improvements	7,870	5,420	3,554

Total depreciation and amortization	$1,320,625	$1,110,385	$800,060

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
Our Satellites
As of December 31, 2007, we operated 14 satellites in geostationary orbit approximately 22,300 miles above the equator. Of these 14 satellites, 11 were owned and three were leased. The leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the terms of the satellite service agreements. The satellite fleet is a major component of our DISH Network DBS System. As reflected in the table below, we transferred six owned and two leased satellites to EchoStar in connection with the Spin-off. As part of the transactions entered into between DNC and EchoStar in connection with the Spin-off, one of our subsidiaries also entered into satellite capacity agreements with EchoStar to lease satellite capacity on satellites owned by EchoStar and slots licensed by EchoStar.

				Degree	Useful
			Launch	Orbital	Life/
Satellites	Transferred (1)	Retained	Date	Location	Lease Term
Owned:
EchoStar I		X	December 1995	148	12
EchoStar II		X	September 1996	148	12
EchoStar III (2)	X		October 1997	61.5	12
EchoStar IV	X		May 1998	77	N/A
EchoStar V		X	September 1999	129	9
EchoStar VI (2)	X		July 2000	110	12
EchoStar VII		X	February 2002	119	12
EchoStar VIII (2)	X		August 2002	110	12
EchoStar IX (2)	X		August 2003	121	12
EchoStar X		X	February 2006	110	12
EchoStar XII (2)	X		July 2003	61.5	10

Leased:
AMC-15 (2)	X		December 2004	105	10
AMC-16	X		January 2005	85	10
Anik F3		X	April 2007	118.7	15

Under Construction:
EchoStar XI		X	Mid-Year 2008
EchoStar XIV		X	Late 2009
AMC-14	X		March 2008
Ciel 2		X	Late 2008
Three Ka/Ku band Satellites	X		2009 — 2011

(1)	As of January 1, 2008, these satellites were transferred to EchoStar in connection with the Spin-off.

(2)	After the Spin-off, one of our subsidiaries entered into satellite capacity agreements with EchoStar to lease satellite capacity on these satellites now owned or leased by EchoStar.
Satellite Anomalies
While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. We currently do not carry insurance for any of our owned in-orbit satellites. We believe we generally have in-orbit satellite capacity sufficient to recover, in a relatively short time frame, transmission of most of our critical programming in the event one of our in-orbit satellites were to fail. We could not, however, recover certain local markets, international and other niche programming in the event of such failure, with the extent of disruption dependent on the specific satellite experiencing the failure. Further, programming continuity cannot be assured in the event of multiple satellite losses. In addition, as part of the Spin-off, EchoStar III, IV, VI, VIII, IX, XII, AMC-14,

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
AMC-15, and AMC-16 were transferred to EchoStar.
Recent developments with respect to certain of these satellites, including the satellites that we contributed to EchoStar as part of the Spin-off and that we currently lease, are discussed below.
EchoStar I. EchoStar I can operate up to 16 transponders at 130 watts per channel. Prior to 2007, the satellite experienced anomalies resulting in the possible loss of two solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the original minimum 12-year design life of the satellite is not expected to be impacted since the satellite is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power availability for the design life of the satellite. However, there can be no assurance future anomalies will not cause further losses which could impact the remaining life or commercial operation of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar II. EchoStar II can operate up to 16 transponders at 130 watts per channel. During February 2007, the satellite experienced an anomaly which prevented its north solar array from rotating. Functionality was restored through a backup system. The useful life of the satellite has not been affected and the anomaly is not expected to result in the loss of power to the satellite. However, if the backup system fails, a partial loss of power would result which could impact the useful life or commercial operation of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy. As a result of past traveling wave tube amplifier (“TWTA”) failures on EchoStar III, TWTA anomalies caused 26 transponders to fail leaving a maximum of 18 transponders currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of the 19 FCC authorized frequencies allocated to EchoStar III at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar IV. EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. These issues have not impacted commercial operation of the satellite. However, as a result of these anomalies and the relocation of the satellite, during 2005, we reduced the remaining estimated useful life of this satellite. Prior to 2007, EchoStar V also experienced anomalies resulting in the loss of seven solar array strings. During 2007, the satellite lost three additional solar array strings, one in June and two in October. The solar array anomalies have not impacted commercial operation of the satellite to date. Since EchoStar V will be fully depreciated in October 2008, the solar array failures (which will result in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in "Long-Lived Satellite Assets” below.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
EchoStar VI. EchoStar VI, which is being used as an in-orbit spare, was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite. Prior to 2007, EchoStar VI experienced anomalies resulting in the loss of 17 solar array strings. During the fourth quarter 2007, five additional solar array strings failed, reducing the number of functional solar array strings to 86. While the useful life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures which currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode, is expected to decrease to 25 and 12, respectively, by September 2008. The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VII. During 2006, EchoStar VII experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center, for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar VIII. EchoStar VIII was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. We depend on leased capacity on EchoStar VIII to provide service to CONUS at least until such time as our EchoStar XI satellite has commenced commercial operation, which is currently expected mid-year 2008. In the event that EchoStar VIII experienced a total or substantial failure, we could transmit many, but not all, of those channels from other in-orbit satellites. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar IX. EchoStar IX was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2007, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite. During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings. An investigation of the anomalies is continuing. The anomalies have not impacted commercial operation of the satellite to date. However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
EchoStar X. EchoStar X’s 49 spot beams use up to 42 active 140 watt TWTAs to provide standard and HD local channels and other programming to markets across the United States. During January 2008, the satellite experienced an anomaly which resulted in the failure of one solar array circuit out of a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. The cause of the failure is still being investigated. The design life of the satellite has not been affected. However, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite or its useful life. In the event our EchoStar X satellite experienced a significant failure, we would lose the ability to deliver local network channels in many markets. While we would attempt to minimize the number of lost markets through the use of spare satellites and programming line up changes, some markets would be without local channels until a replacement satellite with similar spot beam capability could be launched and operational. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
EchoStar XII. EchoStar XII was designed to operate 13 transponders at 270 watts per channel, in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in CONUS mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Since late 2004, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. The cause of the failures is still being investigated. The design life of the satellite has not been affected. However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite. The extent of this impact is being investigated. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.
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
The 5 3/4% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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
The 6 5/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The 7 1/8% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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
7% Senior Notes due 2013
On October 18, 2006, we sold $500 million aggregate principal amount of our seven-year, 7% Senior Notes due October 1, 2013. Interest accrues at an annual rate of 7% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on April 1, 2007. The proceeds from the sale of the notes replaced the cash on hand that was used to redeem our outstanding Floating Rate Senior Notes due 2008 on October 1, 2006.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The 7% Senior Notes are:
•	general unsecured senior obligations of EDBS;

•	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
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
Capital Lease Obligations, Mortgages and Other Notes Payable
Capital lease obligations, mortgages and other notes payable consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Satellites financed under capital lease obligations	$563,547	$404,942
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	10,906	11,856
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,139	8,659
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	13,248	13,955
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 4% to 13%	825	2,549

Total	596,665	441,961
Less current portion	(49,057)	(38,435)

Capital lease obligations, mortgages and other notes payable, net of current portion	$547,608	$403,526

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Capital Lease Obligations
As of December 31, 2007, we leased four in-orbit satellites, discussed below, three of which are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the terms of the satellite service agreements. Our AMC-15 and AMC-16 satellites were transferred to EchoStar in connection with Spin-off.
AMC-15. We made monthly payments to SES Americom to lease all of the capacity on AMC 15, an FSS satellite, which commenced commercial operation during January 2005. The ten-year satellite service agreement for this satellite was renewable by us on a year to year basis following the initial term, and provided us with certain rights to replacement satellites.
AMC-16. We also made monthly payments to SES Americom to lease all of the capacity on AMC 16, an FSS satellite, which commenced commercial operation during February 2005. The ten-year satellite service agreement for this satellite was renewable by us on a year to year basis following the initial term, and provided us with certain rights to replacement satellites.
Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007. We have leased all of the 32 Ku-band transponders capacity on Anik F3 for a period of 15 years. In accordance with SFAS 13, we have accounted for this agreement as a capital lease asset by recording $223 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of $198 million.
As of December 31, 2007 and 2006, we had $775 million and $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $175 million and $108 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $66 million, $55 million and $53 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2007, 2006 and 2005, respectively.
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2007 are as follows:

For the Year Ending December 31,
2008	$134,351
2009	134,351
2010	134,351
2011	134,351
2012	134,351
Thereafter	616,025

Total minimum lease payments	1,287,780
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(475,576)

Net minimum lease payments	812,204
Less: Amount representing interest	(248,657)

Present value of net minimum lease payments	563,547
Less: Current portion	(46,415)

Long-term portion of capital lease obligations	$517,132

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Long-term debt obligations	$5,000,000	$1,000,000	$—	$—	$1,000,000	$—	$3,000,000
Capital lease obligations, mortgages and other notes payable	596,665	49,040	54,049	59,230	65,176	71,657	297,513

Total	$5,596,665	$1,049,040	$54,049	$59,230	$1,065,176	$71,657	$3,297,513

Guarantees
The repayment obligations of EDBS under the vendor financings for EchoStar IV, EchoStar VII and EchoStar X are guaranteed by DNC. The maximum potential future payments under these guarantees are equal to the respective amounts of outstanding principal and accrued interest.
6. Income Taxes
We have utilized all of our federal net operating loss carryforwards (“NOLs”) and tax benefits related to credit carryforwards in 2007. We have recorded in 2007, tax benefits for state NOL carryforwards of $1 million. As of December 31, 2006, we had NOLs for federal income tax purposes of $608 million and tax benefits related to credit carryforwards of $42 million.
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. During the second quarter of 2005, we concluded the recoverability of certain of our deferred tax assets was more likely than not and accordingly reversed the portion of the valuation allowance which was no longer required. As of December 31, 2007, no valuation allowance remained.
As of December 31, 2006, the Federal NOL includes amounts related to tax deductions for exercised options that have been allocated directly to contributed capital for exercised stock options totaling $134 million.
Stock option compensation expenses for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2007 and 2006. Tax charges associated with the reversal of the prior tax benefit have been reported in “Additional paid-in capital” in accordance with APB 25 and SFAS 123R. During 2007, 2006 and 2005, charges of $11 million, $7 million and $13 million, respectively, were made to additional paid-in capital.
EDBS and its domestic subsidiaries join with DNC in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by EDBS are generally those that would have been recorded if EDBS and its domestic subsidiaries had filed returns as a consolidated group independent of DNC. Cash is due and paid to DNC based on amounts that would be payable based on EDBS consolidated or combined group filings. Amounts are receivable from DNC on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts payable as of December 31, 2007, 2006 and 2005 were $174 million, $36 million, and $20 million, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current (provision) benefit:
Federal	$(204,590)	$(21,418)	$(18,908)
State	(71,756)	(35,764)	(15,364)
Foreign	(1,978)	(1,520)	(1,701)

	(278,324)	(58,702)	(35,973)
Deferred (provision) benefit:
Federal	(233,729)	(310,688)	(319,304)
State	(22,372)	24,817	(9,754)
Decrease (increase) in valuation allowance	249	11,109	472,305

	(255,852)	(274,762)	143,247

Total benefit (provision)	$(534,176)	$(333,464)	$107,274

The actual tax provisions for 2007, 2006 and 2005 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2007	2006	2005
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(4.1)	(0.8)	(1.6)
Foreign taxes and income not U. S. taxable	(0.1)	(0.1)	(0.1)
Stock option compensation	(0.2)	—	(0.4)
Deferred tax asset adjustment for filed returns	—	(0.9)	1.9
Other	(0.3)	(0.1)	(0.3)
Decrease (increase) in valuation allowance	—	1.2	45.9

Total benefit (provision) for income taxes	(39.7)	(35.7)	10.4

The year ended December 31, 2007 includes a deferred tax liability of $16 million related to the conversion of one of our subsidiaries to a limited liability company from a corporation, in connection with the Spin-off. The year ended December 31, 2006 includes a credit of $7 million related to the recognition of state net operating loss carryforwards (“NOLs”) for prior periods. In addition, the year ended December 31, 2006, includes a credit of $5 million related to amended state filings. The income tax benefit for the year ended December 31, 2005 included credits of $185 million and $287 million to our provision for income taxes resulting from the reversal and 2005 year activity, respectively, of our recorded valuation allowance.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$1,327	$254,680
Unrealized losses on investments	2,100	2,100
Accrued expenses	71,450	95,904
Stock compensation	10,041	8,127
Deferred revenue	63,684	51,825
FIN 48 amounts	5,876	—
Other	19,512	12,499

Total deferred tax assets	173,990	425,135
Valuation allowance	—	(249)

Deferred tax asset after valuation allowance	173,990	424,886

Deferred tax liabilities:
Equity method investments	(18,455)	(18,445)
Depreciation and amortization	(417,767)	(430,949)
State taxes net of federal tax effect	(25,056)	(13,799)
Other	(1,733)	413

Total deferred tax liabilities	(463,011)	(462,780)

Net deferred tax asset (liability)	$(289,021)	$(37,894)

Current portion of net deferred tax asset (liability)	$38,297	$280,325
Noncurrent portion of net deferred tax asset (liability)	(327,318)	(318,219)

Total net deferred tax asset (liability)	$(289,021)	$(37,894)

The December 31, 2006 deferred tax assets and liabilities have been reclassified to conform to the current year presentation.
7. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, DNC’s Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”), effective beginning October 1, 1997. During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock and was approved by the stockholders at DNC’s Annual Meeting held on May 11, 2006 by the requisite vote of stockholders. Under the ESPP, DNC is now authorized to issue a total of 1,800,000 shares of Class A common stock. Substantially all full-time employees who have been employed by DNC for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DNC’s capital stock under all of DNC’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of DNC’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During 2007, 2006 and 2005 employees purchased approximately 80,000, 89,000, and 97,000 shares of DNC Class A common stock through the ESPP, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
401(k) Employee Savings Plan
DNC sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by DNC, subject to a maximum annual contribution by DNC of $1,000 per employee. During the first quarter of 2008, this amount increased to $1,500. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $2 million, $2 million and less than $1 million during the years ended December 31, 2007, 2006 and 2005, respectively.
DNC also may make an annual discretionary contribution to the plan with approval by its Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in DNC’s stock. Discretionary stock contributions, net of forfeitures, were $20 million, $18 million and $15 million relating to the 401(k) Plan years ended December 31, 2007, 2006 and 2005, respectively.
8. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Satellite-related obligations	$1,395,579	$117,238	$184,117	$142,291	$110,272	$78,557	$763,104
Operating lease obligations	69,002	26,434	18,392	12,786	6,163	2,416	2,811
Purchase obligations	1,524,899	1,405,978	55,921	40,290	11,000	11,000	710

Total	$2,989,480	$1,549,650	$258,430	$195,367	$127,435	$91,973	$766,625

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Satellites under Construction. As of December 31, 2007, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next three years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations” except where noted below. As indicated below, certain of these contracts were transferred to EchoStar in connection with the Spin-off.
•	During 2004, we entered into a contract for the construction of EchoStar XI which is expected to be launched mid-year 2008.

•	Three additional Ka and/or Ku-band satellites are contractually scheduled to be completed between 2009 and 2011. These contracts were transferred to EchoStar in the Spin-off.

•	During 2007, we entered into a contract for the construction of EchoStar XIV, an SSL DBS satellite, which is expected to be completed during 2009.
Leased Satellites. In addition to our leases of the AMC-15, AMC-16 and Anik F3 satellites (Note 5), as of December 31, 2007, we had also entered into satellite service agreements to lease capacity on the following satellites. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	An SES Americom DBS satellite (“AMC-14”) is currently expected to launch in March 2008 and to commence commercial operation at the 61.5 degree orbital location. The initial ten-year lease for all of the capacity on the satellite, which was transferred to EchoStar in connection with the Spin-off.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
We expect to enter into an initial ten-year lease with EchoStar for all of the capacity of AMC-14. Future commitments related to this satellite are not included in the table above under “Satellite-related obligations.”

•	A Canadian DBS satellite (“Ciel 2”) is currently expected to be launched in late 2008 and commence commercial operation at the 129 degree orbital location. We will lease at least 50% of the capacity of this satellite for an initial ten-year term. The lease will be accounted for as a capital lease.
Purchase Obligations
Our 2008 purchase obligations primarily consist of binding purchase orders for our receiver systems and related equipment, and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.
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
Rent Expense
Total rent expense for operating leases approximated $74 million, $69 million and $66 million in 2007, 2006 and 2005, respectively.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
indefinite. In April 2006, DNC and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed. That motion is pending. In June and September 2006, the Court held Markman hearings on the ‘992, ‘863 and ‘720 patents, and issued a ruling during December 2006.
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the court has not yet ruled upon. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal.
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
Forgent
During 2005, Forgent Networks, Inc. (“Forgent”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas. The suit also named DirecTV, Charter, Comcast, Time Warner Cable, Cable One and Cox as defendants. The suit alleged infringement of United States Patent No. 6,285,746 (the ‘746 patent). The ‘746 patent discloses, among other things, a video teleconferencing system which utilizes digital telephone lines. Prior to trial, all of the other defendants settled with Forgent. Forgent sought over $200 million in damages from DNC. On May 21, 2007, the jury unanimously ruled in favor of DNC, finding the ‘746 patent invalid. Forgent filed a motion for a new trial, which the District Court denied. Forgent did not appeal, so the District Court’s finding of invalidity is now final.
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (the “Design-Around”). We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $128 million in “Litigation expense” on our Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.
If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense. If we are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Trans Video
In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent). The patents relate to various methods related to the transmission of digital data by satellite. On May 14, 2007, we reached a settlement with Trans Video which did not have a material impact on our results of operations.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
10. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not used by the chief operating decision-maker. Under this definition we currently operate as two business units. The All Other category consists of revenue, expenses and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

		EchoStar			DNC		EDBS
	DISH	Technologies	All		Consolidated	Other	And
	Network	Corporation	Other	Eliminations	Total	Activities(1)	Subsidiaries
Year Ended December 31, 2007
Total revenue	$10,808,753	$177,774	$141,100	$(37,252)	$11,090,375	$(29,892)	$11,060,483
Depreciation and amortization	1,215,626	8,238	105,546	—	1,329,410	(8,785)	1,320,625
Total costs and expenses	9,198,397	232,382	123,972	(37,780)	9,516,971	(70,613)	9,446,358
Interest income	134,136	40	3,696	—	137,872	(34,253)	103,619
Interest expense, net of amounts capitalized	(404,628)	(43)	(648)	—	(405,319)	32,707	(372,612)
Other	(39,732)	23	(15,567)	(528)	(55,804)	55,242	(562)
Income tax benefit (provision), net	(545,047)	31,565	19,383	—	(494,099)	(40,077)	(534,176)
Net income (loss)	755,085	(23,023)	23,992	—	756,054	54,340	810,394

Year Ended December 31, 2006
Total revenue	$9,514,347	$186,984	$146,190	$(29,035)	$9,818,486	$(5,739)	$9,812,747
Depreciation and amortization	1,038,744	4,546	71,004	—	1,114,294	(3,909)	1,110,385
Total costs and expenses	8,326,513	219,299	84,338	(29,035)	8,601,115	1,068	8,602,183
Interest income	123,995	4	2,402	—	126,401	(4,528)	121,873
Interest expense, net of amounts capitalized	(457,149)	(74)	(927)	—	(458,150)	68,157	(389,993)
Income tax benefit (provision), net	(310,408)	22,887	(27,222)	—	(314,743)	(18,721)	(333,464)
Net income (loss)	581,342	(9,498)	36,428	—	608,272	(7,215)	601,057

Year Ended December 31, 2005
Total revenue	$8,172,592	$174,195	$113,899	$(13,511)	$8,447,175	$(4,006)	$8,443,169
Depreciation and amortization	744,624	4,597	56,352	—	805,573	(5,513)	800,060
Total costs and expenses	7,039,054	190,479	63,905	(13,511)	7,279,927	(4,528)	7,275,399
Interest income	42,316	—	1,202	—	43,518	(8,877)	34,641
Interest expense, net of amounts capitalized	(372,752)	(105)	(987)	—	(373,844)	68,579	(305,265)
Income tax benefit (provision), net	514,048	(2,712)	(3,887)	—	507,449	(400,175)	107,274
Net income (loss)	1,487,467	(19,097)	46,170	—	1,514,540	(377,927)	1,136,613

(1)	“Other Activities” represents the activity of affiliates consolidated in DNC’s consolidated financial statements but not included in our consolidated financial statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Geographic Information and Transactions with Major Customers

	United States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
2007	$4,421,739	$2,410	$4,424,149

2006	$4,392,760	$2,528	$4,395,288

Revenue
2007	$10,972,020	$88,463	$11,060,483

2006	$9,752,078	$60,669	$9,812,747

2005	$8,401,273	$41,896	$8,443,169

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and customers abroad. International revenue includes transactions with customers in Europe, Africa, South America and the Middle East. Revenues from these customers are included within the All Other operating segment.
Transactions with Major Customers
During the years ended December 31, 2007, 2006 and 2005, United States revenue in the table above included export sales to one international customer. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Total revenue:
Bell ExpressVu	$165,410	$186,577	$178,427
Other	10,895,073	9,626,170	8,264,742

Total revenue	$11,060,483	$9,812,747	$8,443,169

Percentage of total revenue:
Bell ExpressVu	1.5%	1.9%	2.1%

Revenue from this customer is included within the EchoStar Technologies Corporation operating segment.

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
11. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2007, 2006 and 2005 are as follows:

	Balance at	Charged to
	Beginning of	Costs		Balance at
	Year	and Expenses	Deductions	End of Year
	(In thousands)
Year ended December 31, 2007:
Assets:
Allowance for doubtful accounts	$14,205	$101,914	$(102,100)	$14,019
Reserve for inventory	12,740	2,642	(708)	14,674

Year ended December 31, 2006:
Assets:
Allowance for doubtful accounts	$8,799	$68,643	$(63,237)	$14,205
Reserve for inventory	9,987	10,093	(7,340)	12,740

Year ended December 31, 2005:
Assets:
Allowance for doubtful accounts	$8,429	$57,340	$(56,970)	$8,799
Reserve for inventory	10,221	3,917	(4,151)	9,987
12. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
	(Unaudited)
Year ended December 31, 2007:
Total revenue	$2,639,703	$2,755,407	$2,789,835	$2,875,538
Operating income	339,185	443,254	398,097	433,589
Net income (loss)	172,749	232,246	205,126	200,273

Year ended December 31, 2006:
Total revenue	$2,298,768	$2,465,438	$2,471,234	$2,577,307
Operating income	273,905	347,489	275,547	313,623
Net income (loss)	114,841	181,291	134,163	170,762
13. Related Party Transactions
During December 2006, we paid a dividend of $400 million to EOC.
On February 15, 2007, DNC redeemed all of its outstanding 5 3/4% Convertible Subordinated Notes due 2008 at a redemption price of 101.643% of the principal amount, or $1.016 billion, plus accrued interest through the redemption date of $14 million. On February 15, 2007, we paid a dividend of approximately $1.031 billion to EOC to enable DNC to fund the payment of this redemption.
On January 1, 2008, DNC spun off EchoStar as a separate publicly-traded company in the form of a stock dividend distributed to DNC shareholders. In connection with the Spin-off, DNC contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us, including $1.0 billion of cash, to EchoStar. On December 30, 2007, we paid a dividend of $1.615 billion to EOC to enable DNC to fund the $1.0 billion cash contribution to EchoStar and for other general corporate purposes.
During 2007, the Thornton building and land was contributed to us from DNC for its fair value of approximately $6 million. We recorded the asset at its carrying value of $5 million and recorded the difference of $1 million as a capital distribution.
During 2006, we purchased EchoStar X from EchoStar Orbital Corporation II (“EOC II”), a wholly-owned subsidiary of DNC, and our affiliate, for its fair value of approximately $338 million. We assumed $15

ECHOSTAR DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
million in vendor financing and the difference, or $323 million, was paid to our affiliate. We recorded the satellite at EOC II’s carrying value of $177 million and recorded the difference, or $161 million, as a capital distribution to our parent company, EOC.
During December 2007, DNC contributed two of its subsidiaries, Kelly Broadcasting Systems, Inc. (“KBS”) and Transponder Encryption Services Corporation (“TESC”), to us as a capital contribution in the amount of $56 million. Prior to the TESC contribution, we leased transponders and provided certain other services to TESC. During the years ended December 31, 2007, 2006 and 2005, we recognized $168 million, $138 million and $125 million, respectively, of revenues from TESC for leasing and other services.
Prior to the Spin-off, DNC owned 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security systems intended to assure that only paying customers have access to our programming. Although DNC is not required to consolidate NagraStar, DNC did have the ability to significantly influence its operating policies; therefore, DNC accounted for its investment in NagraStar under the equity method of accounting for all periods presented. During the years ended December 31, 2007, 2006 and 2005, we purchased security access devices from NagraStar of $55 million, $56 million and $121 million, respectively. As of December 31, 2007 and 2006, amounts payable to NagraStar totaled $3 million and $3 million, respectively. Additionally, as of December 31, 2007, we were committed to purchase $22 million of security access devices from NagraStar.
Prior to 2007, we purchased certain programming content from Satellite Communications Operating Corporation (“SCOC”), a wholly-owned subsidiary of DNC, and our affiliate. During the years ended December 31, 2006 and 2005, we paid SCOC $10 million and $12 million, respectively, for programming services. As of December 31, 2007 and 2006, there were no amounts payable to SCOC.
We purchase research and development services from Eldon Technologies Ltd (“Eldon”), a wholly-owned international subsidiary of DNC, and our affiliate. During the years ended December 31, 2007, 2006 and 2005, we incurred approximately $18 million, $15 million and $12 million, respectively, of research and development expense related to work performed by Eldon. As of December 31, 2007 and 2006, amounts payable to Eldon were $5 million and $3 million, respectively.
14. Subsequent Events
On January 1, 2008, DNC completed the Spin-off of its technology and certain infrastructure assets into a separate publicly-traded company. DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. Following the Spin-off, Mr. Ergen controls approximately 80.0% of the voting power of DNC and EchoStar. Because of Mr. Ergen’s control over DNC, our ultimate parent company, Mr. Ergen also effectively controls us. For further discussion see Note 1.

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No. 333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

Exhibit No.	Description

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed February 3, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 18, 2006, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	DNC 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DNC, Registration No. 33-91276).**

10.3*	Amended and Restated DNC 1999 Stock Incentive Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.5*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.6*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2002, Commission File No. 0-26176).

10.7*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.8*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.9*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

Exhibit No.	Description

10.11*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.12*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.22*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.23*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description

10.24*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.25*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.26*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.27*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.29*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.30*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.31*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.32*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.33*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.34*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2006, Commission File No. 0-26176).

31.1●	Section 302 Certification by Chairman and Chief Executive Officer.

31.2●	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1●	Section 906 Certification by Chairman and Chief Executive Officer.

32.2●	Section 906 Certification by Executive Vice President and Chief Financial Officer.

●	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.