Form 10-Q
period 2008-03-31
ECHOSTAR DBS CORP
filed 2008-05-15
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number 333-31929
EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1328967 (I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)
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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2008, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; our competitors are increasingly offering video service bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

•	As technology changes, and in order to remain competitive, we will have to upgrade or replace some, or all, subscriber equipment periodically and make substantial investments in our infrastructure. For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity. We may not be able to pass on to our customers the entire cost of these upgrades and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors.

•	We rely on EchoStar Corporation (“EchoStar”), which was owned by DISH Network Corporation (“DNC”) prior to its January 1, 2008 separation from us (the “Spin-off”), to design and develop set-top boxes and to provide transponder leasing, digital broadcast operations and other services for us. EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. Equipment, transponder leasing and digital broadcast operations costs may increase beyond our current expectations; we may be unable to renew agreements on acceptable terms or at all; EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology; or our inability to obtain transponder leasing and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

•	DISH Network® subscriber growth may continue to decrease and subscriber turnover may increase due to a variety of factors, including several, such as increasing competition and worsening economic conditions, that are outside of our control and others, such as our own operational inefficiencies and customer satisfaction with our products and services, that will require us to make significant investments and expenditures, which may have a material adverse effect on our results of operations.

•	Subscriber acquisition and retention costs may increase; the competitive environment may require us to increase promotional and retention spending or accept lower subscriber acquisitions and higher subscriber churn; we may also have difficulty controlling other costs of continuing to maintain and grow our subscriber base.

•	Satellite programming signals are subject to theft and we are vulnerable to subscriber fraud; theft of service will continue and could increase in the future, causing us to lose subscribers and revenue and to incur higher costs.

•	We depend on others to produce the programming we distribute to our subscribers; programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all; existing programming agreements could be subject to cancellation; we may be denied access to sports programming; foreign programming is increasingly offered on other platforms; our inability to obtain or renew attractive programming could cause our subscriber additions and related revenue to decline and could cause our subscriber turnover to increase.

i

•	We depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which ensure that we have fair access to all programming that we need to remain competitive.

•	Our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance.

•	We may be required to raise and refinance indebtedness during unfavorable market conditions. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may adversely affect our ability to refinance our indebtedness, including our indebtedness that is subject to repayment or repurchase in 2008, or to secure additional financing to support our growth initiatives.

•	If we are unsuccessful in subsequent appeals in the Tivo case or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. The adverse affect on our business could be material. We could also have to pay substantial additional damages.

•	Our gross subscriber additions and several other key operating and financial performance metrics could be adversely affected if AT&T were to discontinue selling our services or reduce their marketing of our services.

•	If our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets; if any of our other owned or leased satellites experienced a significant failure, we could lose the ability to provide other critical programming to the continental United States.

•	Our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives causing extended interruptions of some of the channels we offer.

•	We currently do not have commercial insurance covering losses incurred from the failure of satellite launches and/or in-orbit satellites we own or lease.

•	Service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business.

•	We depend heavily on complex information technologies; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure.

•	We may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past and ongoing relationships, including: (i) cross officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, including those that were entered into in connection with the Spin-off and (iv) future business opportunities.

•	We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar.

•	We may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business.

•	We may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement.

•	We depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services. Certain of these resellers account for a significant percentage of our total new subscriber acquisitions. A number of these resellers are not exclusive to us and also offer competitors’ products and

ii

services. Loss of one or more of these relationships could have an adverse effect on our net new subscriber additions and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

•	We are highly leveraged and subject to numerous constraints on our ability to raise additional debt.

•	We may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties; these transactions may require us to raise additional capital, which may not be available on acceptable terms. These transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful.

•	Weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets.

•	DNC periodically evaluates and tests its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation and testing of internal control over financial reporting includes our operations. Although DNC’s management concluded that its internal control over financial reporting was effective as of December 31, 2007 and while no change in its internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, DNC’s internal control over financial reporting, if in the future DNC is unable to report that its internal control over financial reporting, is effective (or if DNC’s auditors do not agree with DNC management’s assessment of the effectiveness of, or are unable to express an opinion on, DNC’s internal control over financial reporting), investors, customers and business partners could lose confidence in our financial reports, which could have a material adverse effect on our business; and

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

iii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$979,565	$606,990
Marketable investment securities	433,521	495,760
Trade accounts receivable — other, net of allowance for uncollectible accounts of $12,456 and $14,019, respectively	667,649	685,109
Trade accounts receivable — EchoStar	280,735	—
Advances to affiliates	—	78,578
Inventories, net	319,622	295,200
Current deferred tax assets	21,047	38,297
Other current assets	77,612	77,929
Other current assets — EchoStar	6,306	—

Total current assets	2,786,057	2,277,863
Restricted cash and marketable investment securities	157,448	159,046
Property and equipment, net of accumulated depreciation of $2,441,351 and $3,572,011, respectively	2,239,747	3,471,034
FCC authorizations	679,570	802,691
Intangible assets, net	—	150,424
Other noncurrent assets, net	140,162	169,319

Total assets	$6,002,984	$7,030,377

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$239,891	$289,649
Trade accounts payable — EchoStar	478,299	—
Advances from affiliates	—	85,613
Deferred revenue and other	870,643	853,791
Accrued programming	1,020,509	914,074
Income tax payable	—	145,747
Other accrued expenses	576,408	561,576
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
Current portion of capital lease obligations, mortgages and other notes payable	10,070	49,057

Total current liabilities	4,195,820	3,899,507

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
Capital lease obligations, mortgages and other notes payable, net of current portion	206,238	547,608
Deferred tax liabilities	75,858	327,318
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	297,049	259,656

Total long-term obligations, net of current portion	4,579,145	5,134,582

Total liabilities	8,774,965	9,034,089

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,129,994	1,121,012
Accumulated other comprehensive income (loss)	(1,929)	396
Accumulated earnings (deficit)	(3,900,046)	(3,125,120)

Total stockholder’s equity (deficit)	(2,771,981)	(2,003,712)

Total liabilities and stockholder’s equity (deficit)	$6,002,984	$7,030,377

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenue:
Subscriber-related revenue	$2,810,426	$2,547,555
Equipment sales and other revenue	25,051	92,148
Equipment sales — EchoStar	2,638	—
Transitional services and other revenue — EchoStar	6,278	—

Total revenue	2,844,393	2,639,703

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 10)	1,444,641	1,326,413
Satellite and transmission expenses (exclusive of depreciation shown below — Note 10):
EchoStar	78,253	—
Other	7,664	34,725
Equipment, transitional services and other cost of sales	31,814	62,988
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 10)	30,787	29,680
Other subscriber promotion subsidies	280,197	322,732
Subscriber acquisition advertising	63,972	50,379

Total subscriber acquisition costs	374,956	402,791
General and administrative — EchoStar	13,770	—
General and administrative	114,956	154,406
Depreciation and amortization (Note 10)	272,368	319,195

Total costs and expenses	2,338,422	2,300,518

Operating income (loss)	505,971	339,185

Other Income (Expense):
Interest income	13,822	27,239
Interest expense, net of amounts capitalized	(87,841)	(90,005)
Other	(3,288)	161

Total other income (expense)	(77,307)	(62,605)

Income (loss) before income taxes	428,664	276,580
Income tax (provision) benefit, net	(165,684)	(103,831)

Net income (loss)	$262,980	$172,749

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$262,980	$172,749
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	272,368	319,195
Equity in losses (earnings) of affiliates	972	—
Non-cash, stock-based compensation recognized	3,559	5,445
Deferred tax expense (benefit)	4,127	19,768
Amortization of debt discount and deferred financing costs	912	912
Other, net	816	(1,891)
Change in noncurrent assets	1,665	3,297
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	37,393	(8,532)
Changes in current assets and current liabilities, net	8,440	(85,827)

Net cash flows from operating activities	593,232	425,116

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(185,980)	(766,898)
Sales and maturities of marketable investment securities	243,769	732,445
Purchases of property and equipment	(248,745)	(284,950)
Change in restricted cash and marketable investment securities	—	—
Purchase of strategic investments included in noncurrent assets and other	—	(1,775)
Other	—	121

Net cash flows from investing activities	(190,956)	(321,057)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(27,723)	—
Dividend to EOC	—	(1,030,805)
Repayment of capital lease obligations, mortgages and other notes payable	(1,978)	(9,339)
Excess tax benefits recognized on stock option exercises	—	691

Net cash flows from financing activities	(29,701)	(1,039,453)

Net increase (decrease) in cash and cash equivalents	372,575	(935,394)
Cash and cash equivalents, beginning of period	606,990	1,667,130

Cash and cash equivalents, end of period	$979,565	$731,736

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57,221	$62,357

Capitalized interest	$1,845	$2,661

Cash received for interest	$13,822	$27,239

Cash paid for income taxes	$324,286	$18,872

Net assets distributed in connection with the Spin-off, excluding cash and cash equivalents	$1,012,983	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
EchoStar DBS Corporation (“EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a wholly-owned subsidiary of DISH Network Corporation (“DNC”), formerly known as EchoStar Communications Corporation, a publicly traded company listed on the Nasdaq Global Select Market. We operate DNC’s DISH Network® which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.815 million subscribers as of March 31, 2008. EDBS was formed under Colorado law in January 1996. Unless otherwise stated herein, or the context otherwise requires, references herein to DNC shall include DISH Network Corporation, EDBS and all direct and indirect wholly-owned subsidiaries.
We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our owned and leased Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, digital broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations. Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.
Spin-off of EchoStar Corporation and Technology and Certain Infrastructure Assets
On January 1, 2008, DNC completed a tax-free distribution of its technology and set-top box business, and certain infrastructure assets held by us (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DNC and EchoStar now operate independently, and neither entity has any ownership interest in the other. However, both companies are under the common control of Charles W. Ergen, the DNC Chief Executive Officer and Chairman of the Board of Directors. The two entities consist of the following:
•	DNC – which retains its subscription television business, the DISH Network®, and

•	EchoStar Corporation – which sells equipment, including set-top boxes and related components, to DNC and international customers, and provides digital broadcast operations and fixed satellite services to DNC and other customers.
The cash flows related to, among others things, purchases of set-top boxes, transponder leasing and digital broadcasting services that we continue to purchase from EchoStar have not been eliminated from our ongoing operations.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The table below summarizes the assets and liabilities held by us that were ultimately distributed to EchoStar in connection with the Spin-off. The distribution was accounted for at historical cost given the nature of the distribution.

January 1,
2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$27,723
Marketable investment securities	3,743
Trade accounts receivable, net	28,071
Inventories, net	18,548
Current deferred tax assets	5,033
Other current assets	3,212

Total current assets	86,330
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,201,641
FCC authorizations	123,121
Intangible assets, net	146,093
Other noncurrent assets, net	25,608

Total assets	$1,585,943

Liabilities
Current Liabilities:
Trade accounts payable	$3,715
Deferred revenue and other accrued expenses	35,474
Current portion of capital lease obligations, mortgages and other notes payable	39,136

Total current liabilities	78,325

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	339,243
Deferred tax liabilities	127,669

Total long-term obligations, net of current portion	466,912

Total liabilities	545,237

Net assets distributed	$1,040,706

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”).
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46-R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives and royalty obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$262,980	$172,749
Foreign currency translation adjustments	—	32
Unrealized holding gains (losses) on available-for-sale securities	846	235
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	(370)	(88)

Comprehensive income (loss)	$263,456	$172,928

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of
Assets	March 31, 2008	Level 1	Level 2	Level 3
Marketable investment securities	$433,521	$413,476	$20,045	$—

Total assets at fair value	$433,521	$413,476	$20,045	$—

Accounting for Uncertainty in Income Taxes
In addition to being included in DNC’s federal income tax return, we and our subsidiaries file income tax returns in all states that impose an income tax and in a small number of foreign jurisdictions where we have insignificant operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of March 31, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	2,125
Additions for tax positions of prior years	105,882

Balance as of March 31, 2008	$128,167

Accrued interest on tax positions is recorded as a component of interest expense and penalties in “Other income (expense)” on our Condensed Consolidated Balance Sheet. During the three months ended March 31, 2008, we recorded $5 million in interest and penalty expense to earnings. Accrued interest and penalties was $8 million at March 31, 2008.
We have $123 million in unrecognized tax benefits that, if recognized, could affect the effective tax rate. It is reasonably possible that $103 million of our unrecognized tax benefits will be reduced within the next twelve months as a result of filing a change in tax accounting method, and we expect that the reduction will not affect our effective tax rate.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
New Accounting Pronouncements
Revised Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our financial position or results of operations.
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
3. Stock-Based Compensation
Stock Incentive Plans
DNC maintains stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of March 31, 2008, we had outstanding under these plans options to acquire 15.3 million shares of DNC’s Class A common stock and 0.5 million restricted stock awards. In general, stock options granted through March 31, 2008 were granted with exercise prices equal to or greater than the market value of DNC’s Class A common stock at the date of grant and with a maximum term of ten years. While historically DNC’s Board of Directors has issued options subject to vesting, typically at the rate of 20% per year, some options have been granted with immediate vesting. As of March 31, 2008, DNC had 64.1 million shares of its Class A common stock available for future grant under its stock incentive plans.
In connection with the Spin-off, as provided in the existing stock incentive plans and consistent with the Spin-off exchange ratio, each DNC stock option was converted into two options as follows:
•	an adjusted DNC stock option for the same number of shares that were exercisable under the original DNC stock option, with an exercise price equal to the exercise price of the original DNC stock option multiplied by 0.831219.

•	a new EchoStar stock option for one-fifth of the number of shares that were exercisable under the original DNC stock option, with an exercise price equal to the exercise price of the original DNC stock option multiplied by 0.843907.
Similarly, each holder of DNC restricted stock units retained his or her DNC restricted stock units and received one EchoStar restricted stock unit for every five DNC restricted stock units that they held.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consequently, the fair value of the DNC stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.
As of March 31, 2008, the following DNC stock incentive awards were outstanding:

	As of
	March 31, 2008
		DNC
Stock Awards Outstanding	DNC Stock Options	Restricted Stock Units
Held by EDBS employees	15,260,651	512,079

In addition, as of March 31, 2008 the following outstanding EchoStar stock incentive awards were held by our employees:

As of
March 31, 2008
EchoStar
	EchoStar	Restricted
	Stock	Stock
Stock Awards Outstanding	Options	Units
Held by EDBS employees	3,239,320	94,176

DNC is responsible for fulfilling all stock incentive awards related to DNC common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123R, our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DNC or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the three months ended March 31, 2008 was as follows:

	For the Three Months
	Ended March 31, 2008
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period*	14,786,967	$22.80
Granted	1,059,000	28.73
Exercised	(10,716)	20.57
Forfeited and Cancelled	(574,600)	29.85

Total options outstanding, end of period	15,260,651	22.95

Performance based options outstanding, end of period**	6,671,750	17.93

Exercisable at end of period	4,539,301	25.58

*	Prior year amounts have been adjusted to reflect the transfer of employees to EchoStar in connection with the Spin-off.

**	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which DNC’s management has determined are not probable as of March 31, 2008.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We realized less than $1 million and $1 million of tax benefits from stock options exercised during the three months ended March 31, 2008 and 2007, respectively. Based on the closing market price of DNC’s Class A common stock on March 31, 2008, the aggregate intrinsic value of our outstanding stock options was $154 million. Of that amount, options with an aggregate intrinsic value of $24 million were exercisable at the end of the period.
Our restricted stock award activity (including performance and non-performance based options) for the three months ended March 31, 2008 was as follows:

	For the Three Months
	Ended March 31, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards *	Fair Value
Total restricted stock awards outstanding, beginning of period*	538,746	$26.56
Granted	—	—
Exercised	—	—
Forfeited and Cancelled	(26,667)	35.36

Total restricted stock awards outstanding, end of period	512,079	26.10

Restricted performance units outstanding, end of period**	412,079	26.11

*	Prior year amounts have been adjusted to reflect the transfer of employees to EchoStar in connection with the Spin-off.

**	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term goal which DNC’s management has determined is not probable as of March 31, 2008.
Long-Term Performance-Based Plans
In February 1999, DNC adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on DNC achieving a company specific goal in relation to an industry-related metric prior to December 31, 2008.
In January 2005, DNC adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the options is also subject to a performance condition that a DNC-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DNC’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while DNC did not believe that achievement of either of the goals was probable as of March 31, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
goal had been met during the three months ended March 31, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as follows:

	For the Three Months
	Ended March 31, 2008
Total Contingent Compensation	1999 LTIP	2005 LTIP
DNC awards held by EDBS employees	$21,352	$48,244
EchoStar awards held by EDBS employees	4,336	9,796

Total	$25,688	$58,040

If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the three months ended March 31, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as follows:

	For the Three Months
	Ended March 31, 2008
Contingent Compensation -	1999	2005
Vested Portion at March 31, 2008	LTIP	LTIP
DNC awards held by EDBS employees	$18,784	$10,008
EchoStar awards held by EDBS employees	3,815	2,032

Total	$22,599	$12,040

Of the 15.3 million options outstanding under DNC’s stock incentive plans as of March 31, 2008, we had the following options outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	March 31, 2008
		Weighted-
		Average
Long-Term Performance-	Stock	Exercise
Based Plans	Options	Price
1999 LTIP	3,284,000	$10.11
2005 LTIP	3,387,750	$25.50
Further, pursuant to the 2005 LTIP, there were also 412,079 outstanding restricted performance units as of March 31, 2008 with a weighted-average grant date fair value of $26.11. No awards were granted under the 1999 LTIP or 2005 LTIP during the three months ended March 31, 2008.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three months ended March 31, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Subscriber-related	$169	$175
Satellite and transmission	—	126
General and administrative	2,055	3,088

Total non-cash, stock based compensation	$2,224	$3,389

As of March 31, 2008, our total unrecognized compensation cost related to the non-performance based unvested stock options was $30 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three months ended March 31, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months
	Ended March 31,
	2008	2007
Risk-free interest rate	2.74%	4.46% - 4.65%
Volatility factor	19.98%	20.42%
Expected term of options in years	6.1	6.0 - 10.0
Weighted-average fair value of options granted	$7.64	$11.39-$15.85
DNC does not currently plan to pay additional dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe that the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for DNC’s stock as new events or changes in circumstances become known.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Finished goods - DBS	$166,774	$159,894
Raw materials	88,066	69,021
Work-in-process - used	80,700	67,542
Work-in-process - new	2,374	13,417

Subtotal	$337,914	$309,874
Inventory allowance	(18,292)	(14,674)

Inventories, net	$319,622	$295,200

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
Other Investment Securities
We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of March 31, 2008 and December 31, 2007, we had $77 million and $78 million aggregate carrying amount of non-marketable, unconsolidated strategic equity investments, respectively. As of March 31, 2008 and December 31, 2007, $58 million and $59 million of the non-marketable,

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
unconsolidated strategic equity investments were accounted for under the cost method, respectively. During the three months ended March 31, 2008 and 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable investment securities.
Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
Restricted Cash and Marketable Investment Securities
As of March 31, 2008 and December 31, 2007, restricted cash and marketable investment securities included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of March 31, 2008 and December 31, 2007 included $104 million and $101 million in escrow related to our litigation with Tivo, respectively.
6. Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator. Of these twelve satellites, five are owned by us and we lease six from EchoStar as a result of the Spin-off. We account for the satellites leased from EchoStar as operating leases with terms of up to two years. (See Note 13 for further discussion of our satellite leases with EchoStar.) Each of the owned satellites had an original minimum useful life of at least 12 years. We also lease one satellite from a third party, which is accounted for as a capital lease pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital lease is depreciated over the fifteen year term of the satellite service agreement.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations.
While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. Recent developments with respect to our satellites are discussed below.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. These issues have not impacted commercial operation of the satellite. However, as a result of these anomalies and the relocation of the satellite, during 2005, we reduced the remaining estimated useful life of this satellite. Prior to 2008, EchoStar V also experienced anomalies resulting in the loss of ten solar array strings. During first quarter 2008, the satellite lost two additional solar array strings. The solar array anomalies have not impacted commercial operation of the satellite to date. Since EchoStar V will be fully depreciated in October 2008, the solar array failures (which will result in a reduction in the number of transponders to which power can be provided in later years), have not reduced the remaining useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining life, of the satellite. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
AMC-14. In connection with the Spin-off, we distributed our AMC-14 satellite lease agreement with SES Americom (“SES”) to EchoStar with the intent to lease the entire capacity of the satellite from EchoStar. On March 14, 2008, a Proton launch vehicle carrying the SES AMC-14 satellite experienced an anomaly which left the satellite in a lower orbit than planned. On April 11, 2008, SES announced that it has declared to insurers that the AMC-14 satellite is now considered a total loss, due to a lack of viable options to reposition the satellite to its proper geostationary orbit. We do not expect to incur any financial liability as a result of the AMC-14 satellite being declared a total loss.
Long-Lived Satellite Assets
We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our owned and capital leased satellites for recoverability as one asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
7. Intangible Assets
As of March 31, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$—	$—	$188,205	$(60,381)
Customer relationships and reseller relationships	—	—	73,298	(68,466)
Technology-based	—	—	25,500	(7,732)

Total	$—	$—	$287,003	$(136,579)

As of January 1, 2008, intangible assets with a net book value of $146 million were distributed by DNC to EchoStar in connection with the Spin-off (see Note 1). The intangible assets remaining, which were fully amortized and are no longer in service, were written-off as of March 31, 2008. Amortization of these intangible assets was $4 million and $9 million for the three months ended March 31, 2008 and 2007, respectively.
8. Long-Term Debt
Capital Lease Obligations
Future minimum lease payments under our capital lease obligations remaining after the Spin-off, together with the present value of the net minimum lease payments as of March 31, 2008, are as follows:

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

For the Years Ended December 31,
2008 (remaining nine months)	$36,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	676,000
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(366,222)

Net minimum lease payments	309,778
Less: Amount representing interest	(118,377)

Present value of net minimum lease payments	191,401
Less: Current portion	(7,987)

Long-term portion of capital lease obligations	$183,414

9. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of March 31, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$5,000,000	$1,000,000	$—	$—	$1,000,000	$—	$500,000	$2,500,000
Satellite-related obligations	775,564	44,120	52,044	52,044	52,044	52,044	52,044	471,224
Capital lease obligations	191,401	5,934	8,445	9,097	9,800	10,556	11,371	136,198
Operating lease obligations	92,950	30,819	33,962	14,155	8,076	3,101	1,485	1,352
Purchase obligations	1,215,474	906,427	235,090	40,247	11,000	11,000	11,000	710
Mortgages and other notes payable	24,907	2,009	2,194	2,058	2,206	2,366	2,537	11,537

Total	$7,300,296	$1,989,309	$331,735	$117,601	$1,083,126	$79,067	$578,437	$3,121,021

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Guarantees
In connection with the Spin-off, we distributed satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $578 million over the next eight years. As of March 31, 2008 we have not recorded a liability on the balance sheet for any of these guarantees.
Separation Agreement
In connection with the Spin-off, DNC entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off. Therefore, DNC has indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit. The Court has set a hearing for May 6, 2008, at which time it will determine whether the parties will proceed with additional invalidity motions or enter final judgment based on Acacia’s agreement that all asserted claims are invalid.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the court granted with leave for plaintiffs to amend their complaint. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. We are evaluating the Federal Circuit’s decision to determine the impact on our action.
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
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490 (the ‘490 patent), 5,109,414 (the ‘414 patent), 4,965,825 (the ‘825 patent), 5,233,654 (the ‘654 patent), 5,335,277 (the ‘277 patent), and 5,887,243 (the ‘243 patent), all of which were issued to John Harvey and James Cuddihy as named inventors. The ‘490 patent, the ‘414 patent, the ‘825 patent, the ‘654 patent and the ‘277 patent are defined as the Harvey Patents. The Harvey Patents are entitled “Signal Processing Apparatus and Methods.” The lawsuit alleges, among other things, that our DBS system receives program content at broadcast reception and satellite uplinking facilities and transmits such program content, via satellite, to remote satellite receivers. The lawsuit further alleges that we infringe the Harvey Patents by transmitting and using a DBS signal

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
specifically encoded to enable the subject receivers to function in a manner that infringes the Harvey Patents, and by selling services via DBS transmission processes which infringe the Harvey Patents.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. During April 2008, the Court granted plaintiff’s class certification motion. Trial has been set for August 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.  In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final.  The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings.  We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
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
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $129 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court.  This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.
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
10. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Equipment leased to customers	$212,279	$206,679
Satellites*	26,451	59,044
Furniture, fixtures, equipment and other*	28,237	42,457
Identifiable intangible assets subject to amortization*	4,331	9,035
Buildings and improvements*	1,070	1,980

Total depreciation and amortization	$272,368	$319,195

*	The period-over-period decreases in depreciation and amortization expense are primarily a result of the distribution of depreciable assets to EchoStar in connection with the Spin-off (see Note 1).
Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites or equipment leased to customers.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
11. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. The “All Other” category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply. Based on the standards set forth in SFAS 131, following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Revenue
DISH Network	$2,844,394	$2,583,788
ETC	—	35,574
All other	—	34,640
Eliminations	—	(9,017)

Total DNC consolidated	2,844,394	2,644,985
Other DNC activity	(1)	(5,282)

Total revenue	$2,844,393	$2,639,703

Net income (loss)
DISH Network	$258,583	$157,235
ETC	—	(5,496)
All other	—	5,401

Total DNC consolidated	258,583	157,140
Other DNC activity	4,397	15,609

Total net income (loss)	$262,980	$172,749

Geographic Information

	United
	States	International	Total
		(In thousands)
Long-lived assets, including FCC authorizations
March 31, 2008	$2,919,317	$—	$2,919,317

December 31, 2007	$4,421,739	$2,410	$4,424,149

Revenue
March 31, 2008	$2,844,393	$—	$2,844,393

March 31, 2007	$2,620,642	$19,061	$2,639,703

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United Sates and international customers. Following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one geographic region.
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
13. Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated independently from us and DNC has no continued ownership interest in EchoStar, however, EchoStar and DNC are both under the common control of the Chief Executive Officer and Chairman of our Board of Directors, Charles W. Ergen.
EchoStar is our primary supplier of set-top boxes, transponder leasing and digital broadcast operations. Generally all agreements entered into in connection with the Spin-off are based on pricing at cost plus an additional amount equal to an agreed percentage of EchoStar’s cost (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost. The terms of DNC’s agreements with EchoStar provide for an arbitration mechanism in the event DNC is unable to reach agreement with EchoStar as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to the fair market value of the products and services supplied.
DNC and EchoStar also entered into certain transitional services agreements pursuant to which DNC will obtain certain services and rights from EchoStar. EchoStar will obtain certain services and rights from DNC, and DNC and EchoStar have indemnified each other against certain liabilities arising from their respective businesses. The following is a summary of the terms of the principal agreements that DNC has entered into with EchoStar that have an impact on our results of operations.
“Equipment sales — EchoStar”
•	Remanufactured Receiver Agreement. DNC entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers, services and accessories from us for a two-year period. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to DNC. DNC may also terminate this agreement if certain entities acquire DNC.
“Transitional services and other revenue — EchoStar”
•	Transition Services Agreement. DNC entered into a transition services agreement with EchoStar pursuant to which DNC, or one of its subsidiaries, provide certain transitional services to EchoStar. Under the transition services agreement, EchoStar has the right, but not the obligation, to receive the following services from DNC: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services. The transition services agreement has a term of no longer than two years. DNC may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
•	Real Estate Lease Agreements. DNC entered into lease agreements with EchoStar so that it can continue to operate certain properties that were distributed to EchoStar in the Spin-off. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
Inverness Lease Agreement.  The lease for 90 Inverness Circle East in Englewood, Colorado, is for a period of two years.
Meridian Lease Agreement.  The lease for 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years with annual renewal options for up to three additional years.
Santa Fe Lease Agreement.  The lease for 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years with annual renewal options for up to three additional years.
•	Management Services Agreement. In connection with the Spin-off, DNC entered into a management services agreement with EchoStar pursuant to which DNC makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DNC, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel is employed as DNC’s Vice Chairman but also provides services to EchoStar as an advisor. EchoStar will make payments to DNC based upon an allocable portion of the personnel costs and expenses incurred by DNC with respect to such officers (taking into account wages and fringe benefits). These allocations will be based upon the estimated percentages of time to be spent by DNC’s executive officers performing services for EchoStar under the management services agreement. EchoStar will also reimburse DNC for direct out-of-pocket costs incurred by DNC for management services provided to EchoStar. DNC and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DNC and EchoStar mutually agree upon.
The management services agreement will continue in effect until the first anniversary of the Spin-off, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (1) by EchoStar at any time upon at least 30 days’ prior written notice, (2) by DNC at the end of any renewal term, upon at least 180 days’ prior notice; and (3) by DNC upon written notice to EchoStar, following certain changes in control.
“Satellite and transmission expenses – EchoStar”
•	Broadcast Agreement. DNC entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling DNC to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years; however, DNC has the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. DNC may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If DNC terminates teleport services for a reason other than EchoStar’s breach, DNC shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

•	Satellite Capacity Agreements. DNC has entered into satellite capacity agreements with EchoStar on a transitional basis. Pursuant to these agreements, DNC leases satellite capacity on satellites owned by

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar and/or slots licensed by EchoStar. Certain DISH Network subscribers currently point their satellite antenna at these slots and this agreement is designed to facilitate the separation of DNC and EchoStar by allowing a period of time for these DISH Network subscribers to be moved to satellites owned by DNC and/or to slots that will be licensed to DNC following the Spin-off. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and will depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; or (d) two years from the effective date of such agreement.
“Cost of sales – subscriber promotion subsidies – EchoStar”
•	Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the three months ended March 31, 2008, we purchased set-top box and other equipment from EchoStar totaling $372 million. Of this amount, $31 million is included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheet.
Under DNC’s receiver agreement with EchoStar, DNC has the right but not the obligation to purchase receivers and accessories from EchoStar for a two year period. Additionally, EchoStar will provide DNC with standard manufacturer warranties for the goods sold under the receiver agreement. DNC may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. DNC may also terminate the receiver agreement if certain entities were to acquire DNC. DNC also has the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
“General and administrative – EchoStar”
•	Product Support Agreement. DNC needs EchoStar to provide product support (including engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to DNC. As a result, DNC entered into a product support agreement, under which DNC has the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DNC may terminate the product support agreement for any reason upon sixty days prior written notice.

•	Services Agreement. DNC entered into a services agreement with EchoStar under which DNC has the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement has a term of two years. DNC may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.
Tax Sharing Agreement
•	DNC entered into a tax sharing agreement with EchoStar which governs DNC’s and EchoStar’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by DNC, and DNC will indemnify EchoStar for such taxes. However, DNC will not be liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify DNC for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.
Other EchoStar Transactions
•	Nimiq 5 Agreement. On March 11, 2008, EchoStar entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to EchoStar of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7° W.L. orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, EchoStar also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), our wholly-owned subsidiary, pursuant to which DISH L.L.C. will receive service from EchoStar on all of the BSS transponders covered by the Transponder Agreement (the “DISH Agreement”). DNC guaranteed certain obligations of EchoStar under the Transponder Agreement.
Under the terms of the Transponder Agreement, EchoStar will make certain up-front payments to Bell ExpressVu through the service commencement date on the Nimiq 5 satellite and thereafter will make certain monthly payments to Bell ExpressVu for the remainder of the service term. Unless earlier terminated under the terms and conditions of the Transponder Agreement, the service term will expire fifteen years following the actual service commencement date of the Nimiq 5 satellite. Upon expiration of this initial term, EchoStar has the option to continue to receive service on the Nimiq 5 satellite on a month-to-month basis. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, EchoStar has certain rights to receive service from Bell ExpressVu on a replacement satellite.
Under the terms of the DNC Agreement, DISH L.L.C. will make certain monthly payments to EchoStar commencing when the Nimiq 5 satellite is placed into service (the “In-Service Date”) and continuing through the service term. Unless earlier terminated under the terms and conditions of the DISH Agreement, the service term will expire ten years following the In-Service Date. Upon expiration of the initial term, DISH L.L.C. has the option to renew the DISH Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH L.L.C. has certain rights to receive service from EchoStar on a replacement satellite.
14. Subsequent Event
EchoStar XV
On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, our direct broadcast satellite expected to launch during 2010. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow DISH Network to offer other value-added services.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Overview
We have historically positioned the DISH Network as the leading low-cost provider of multi-channel pay TV principally by offering lower cost programming packages. At the same time we have sought to offer high quality programming, equipment and customer service. We invest significant amounts in subscriber acquisition and retention programs based on our expectation that long-term subscribers will be profitable. To attract subscribers, we subsidize the cost of equipment and installation and may also from time to time offer promotional pricing on programming and other services to increase our subscriber base.  We also seek to differentiate DISH Network through the quality of the equipment we provide to our subscribers, including our highly rated digital video recorder (“DVR”) and high definition (“HD”) equipment which we promote to drive subscriber growth and retention.  Subscriber growth is also impacted, positively and negatively, by customer service and customer experience in order, installation and troubleshooting interactions.
Since the beginning of 2007, our subscriber base has continued to grow, but at an increasingly slower pace than in previous periods. We believe that this declining subscriber growth has been driven in part by competitive factors including the expansion of fiber-based pay TV providers, the effectiveness of certain competitors’ promotional offers, the number of markets in which competitors offer local HD channels, and their aggressive marketing of these differences. Satellite launch delays have slowed the growth of our local HD markets which in turn has delayed our own aggressive local HD marketing efforts. Subscriber growth has also been affected by worsening economic conditions, including the slowdown in new housing starts. Operational inefficiencies at DISH Network as well as signal piracy and other forms of fraud have also adversely impacted subscriber growth. Most of the factors described above have affected both the growth of new subscribers and the churn of existing customers.
Slower subscriber growth rates continued in the first quarter of 2008, during which we added 35,000 net new DISH Network subscribers. This rate of growth was substantially lower than we have historically experienced on a quarterly basis for the reasons mentioned above.
We believe opportunities exist to continue growing our subscriber base, but whether we will be able to achieve continuing net subscriber growth is subject to a number of risks and uncertainties, including those described elsewhere in this quarterly report.
The Spin-off. On January 1, 2008, DNC completed a tax-free distribution of its technology and set-top box business, and certain infrastructure assets held by us into a separate publicly-traded company (the “Spin-off”):
•	DISH Network, through which we retain our pay-TV business, and

•	EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, which holds the digital set top box business, certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DNC.
DNC and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, DNC and EchoStar are both under the common control of our Chief Executive Officer and Chairman, Charles W. Ergen. In connection with the Spin-off, DNC entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property which will have an impact in the future on several of our key operating metrics. DNC has entered into certain agreements with EchoStar subsequent to the Spin-off and may enter into additional agreements with EchoStar in the future.
We believe that the Spin-off will enable us to focus more directly on the business strategies relevant to the subscription television business, but we recognize that, particularly during 2008, we may experience disruptions and loss of synergies in our business due to the separation of the two businesses, which could in turn increase our costs.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.
Effective the third quarter of 2007, we reclassified certain revenue from programmers from “Equipment sales and other revenue” to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the unsubsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to DISH Network subscribers. During 2007, this category also included sales of non-DISH Network digital receivers and related components to international customers and satellite and transmission revenue, which related to assets that were distributed to EchoStar in connection with the Spin-off.
Effective in the third quarter of 2007, we reclassified certain revenue from programmers from “Equipment sales and other revenue” to “Subscriber-related revenue.” All prior period amounts were reclassified to conform to the current period presentation.
Equipment sales, transitional services and other revenue – EchoStar. “Equipment sales, transitional services and other revenue – EchoStar” includes revenue related to equipment sales, and transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, copyright royalties, billing costs, residual commissions paid to our distributors, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.
Satellite and transmission expenses – EchoStar. “Satellite and transmission expenses – EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, which were previously performed internally, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services.  In addition, this category includes the cost of leasing satellite and transponder capacity on satellites that were distributed to EchoStar in connection with the Spin-off.
Satellite and transmission expenses – other. “Satellite and transmission expenses – other” includes third-party transponder leases and other related services. Prior to the Spin-off, “Satellite and transmission expenses – other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services, which were previously performed internally.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” principally includes the cost of unsubsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. In addition, this category includes costs related to equipment sales, transitional services and other agreements with EchoStar associated with the Spin-off.
During 2007, “Equipment, transitional services and other cost of sales” also included costs associated with non-DISH Network digital receivers and related components sold to an international DBS service provider and to other international customers. As previously discussed, our set-top box business was distributed to EchoStar in connection with the Spin-off.

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
SAC. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the multi-channel video programming distribution industry. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers. We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense. It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration. Following the Spin-off, the general and administrative expenses associated with the business and assets distributed to EchoStar in connection with the Spin-off will no longer be reflected in our “General and administrative expenses.”
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to net income (loss) in our discussion of “Results of Operations” below.
DISH Network subscribers. We include customers obtained through direct sales, and through third-party retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 100 programming package, (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

	For the Three Months
	Ended March 31,		Variance
	2008	2007	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Subscriber-related revenue	$2,810,426	$2,547,555	$262,871	10.3
Equipment sales and other revenue	25,051	92,148	(67,097)	(72.8)
Equipment sales, transitional services and other revenue - EchoStar	8,916	—	8,916	NM

Total revenue	2,844,393	2,639,703	204,690	7.8

Costs and Expenses:
Subscriber-related expenses	1,444,641	1,326,413	118,228	8.9
% of Subscriber-related revenue	51.4%	52.1%
Satellite and transmission expenses — EchoStar	78,253	—	78,253	NM
% of Subscriber-related revenue	2.8%	0.0%
Satellite and transmission expenses — other	7,664	34,725	(27,061)	(77.9)
% of Subscriber-related revenue	0.3%	1.4%
Equipment, transitional services and other cost of sales	31,814	62,988	(31,174)	(49.5)
Subscriber acquisition costs	374,956	402,791	(27,835)	(6.9)
General and administrative	128,726	154,406	(25,680)	(16.6)
% of Total revenue	4.5%	5.8%
Depreciation and amortization	272,368	319,195	(46,827)	(14.7)

Total costs and expenses	2,338,422	2,300,518	37,904	1.6

Operating income (loss)	505,971	339,185	166,786	49.2

Other Income (Expense):
Interest income	13,822	27,239	(13,417)	(49.3)
Interest expense, net of amounts capitalized	(87,841)	(90,005)	2,164	2.4
Other	(3,288)	161	(3,449)	NM

Total other income (expense)	(77,307)	(62,605)	(14,702)	(23.5)

Income (loss) before income taxes	428,664	276,580	152,084	55.0
Income tax (provision) benefit, net	(165,684)	(103,831)	(61,853)	(59.6)
Effective tax rate	38.7%	37.5%

Net income (loss)	$262,980	$172,749	$90,231	52.2

Other Data:
DISH Network subscribers, as of period end (in millions)	13.815	13.415	0.400	3.0
DISH Network subscriber additions, gross (in millions)	0.730	0.890	(0.160)	(18.0)
DISH Network subscriber additions, net (in millions)	0.035	0.310	(0.275)	(88.7)
Average monthly subscriber churn rate	1.68%	1.46%	0.22%	15.1
Average monthly revenue per subscriber (“ARPU”)	$67.93	$64.17	$3.76	5.9
Average subscriber acquisition cost per subscriber (“SAC”)	$709	$663	$46	6.9
EBITDA	$775,051	$658,541	$116,510	17.7

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of March 31, 2008, we had approximately 13.815 million DISH Network subscribers compared to approximately 13.415 million subscribers at March 31, 2007, an increase of 3.0%. DISH Network added approximately 730,000 gross new subscribers for the three months ended March 31, 2008, compared to approximately 890,000 gross new subscribers during the same period in 2007. We believe our gross new subscriber additions have been and are likely to continue to be negatively impacted by competitive factors, including the expansion of fiber-based pay TV providers, the effectiveness of certain competitors’ promotional offers and market perceptions of the availability of attractive programming, particularly the relative quantity of HD programming offered. Subscriber growth has also been affected by worsening economic conditions, including the slowdown in new housing starts as well as by operational inefficiencies at DISH Network, signal piracy and other forms of fraud.
DISH Network added approximately 35,000 net new subscribers for the three months ended March 31, 2008, compared to approximately 310,000 net new subscribers during the same period in 2007, a decrease of 88.7%. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the three months ended March 31, 2008 was 1.68%, compared to 1.46% for the same period in 2007. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, the factors described above impacting subscriber additions, an increase in non-pay disconnects primarily resulting from adverse economic conditions and continuing effects of customer commitment expirations.
We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We believe we can reduce churn if we are successful in improving customer service and other areas of our operations in which have recently experienced operational inefficiencies. We also believe that the launch of new HD local channels may help to reduce subscriber churn in certain markets. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Our gross new subscribers, our net new subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to sustain our historical net subscriber growth rates.
AT&T and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services. Over the past several fiscal quarters a significant percentage of our gross subscriber additions have been generated through our distribution relationship with AT&T. Our current distribution relationship with AT&T expires during the fourth quarter of 2008 and AT&T may decline to renew this relationship or otherwise discontinue or curtail the marketing and distribution of our services. Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels. Because of the size and scope of AT&T’s distribution networks, it would be difficult for us to replace AT&T as a distribution partner or to develop appropriate alternatives to replace AT&T as a distribution channel.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.810 billion for the three months ended March 31, 2008, an increase of $263 million or 10.3% compared to the same period in 2007. This increase was directly attributable to continued DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $67.93 during the three months ended March 31, 2008 versus $64.17 during the same period in 2007. The $3.76 or 5.9% increase in ARPU is primarily attributable to price

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
increases in February 2008 and 2007 on some of our most popular programming packages, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, other hardware related fees, including fees for DVRs, advertising services and increased penetration of HD programming including the availability of HD local channels. This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $25 million during the three months ended March 31, 2008, a decrease of $67 million or 72.8% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the three months ended March 31, 2007, our set-top box sales to international customers and revenue generated from assets distributed to EchoStar accounted for $59 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $9 million during the three months ended March 31, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.445 billion during the three months ended March 31, 2008, an increase of $118 million or 8.9% compared to the same period 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs driven in part by the increase in the number of DISH Network subscribers, and higher in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs. “Subscriber-related expenses” represented 51.4% and 52.1% of “Subscriber-related revenue” during the three months ended March 31, 2008 and 2007, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in ARPU described above, a decrease, as a percentage of revenue, in programming costs and costs associated with our original agreement with AT&T, partially offset by an increase in our in-home service, refurbishment and repair costs to support DISH Network subscriber growth.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $78 million during the three months ended March 31, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar during the first quarter of 2008, including the satellite and transponder capacity leases on satellites distributed to EchoStar in connection with the Spin-off, and other digital broadcast operations previously provided internally at cost.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $8 million during the three months ended March 31, 2008, a $27 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Satellite and transmission expenses are likely to increase further in the future to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our leased uplinking capacity and launch additional HD local markets and other programming services.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $32 million during the three months ended March 31, 2008, a decrease of $31 million or 49.5% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by additional costs related to the transitional services and other agreements with EchoStar. During the three months ended March 31, 2007, the costs associated with our sales of set-top box to international customers and revenue generated from assets distributed to EchoStar accounted for $32 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $375 million for the three months ended March 31, 2008, a decrease of $28 million or 6.9% compared to the same period in 2007. This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below.
SAC. SAC was $709 during the three months ended March 31, 2008 compared to $663 during the same period in 2007, an increase of $46, or 6.9%. This increase was primarily attributable to an increase in acquisition advertising costs, more DISH Network subscribers activating higher priced advanced products, such as HD receivers, and standard definition and HD DVRs. Additionally, our equipment costs were higher during the three months ended March 31, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. The full impact of this margin was not yet realized in the three months ended March 31, 2008 since, during the period, we were still consuming inventory delivered prior to the Spin-off that had no mark-up. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the three months ended March 31, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $143 million and $189 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Capital expenditures resulting from our equipment lease program for new subscribers have been, and we expect will continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we will have to upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended March 31, 2008 and 2007, these amounts totaled $31 million and $15 million, respectively.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we introduce more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.
General and administrative expenses. “General and administrative expenses” totaled $129 million during the three months ended March 31, 2008, a decrease of $26 million or 16.6% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount resulting from the distribution of our set-top box business and other assets to EchoStar in connection with the Spin-off. “General and administrative expenses” represented 4.5% and 5.8% of “Total revenue” during the three months ended March 31, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Depreciation and amortization. “Depreciation and amortization” expense totaled $272 million during the three months ended March 31, 2008, a $47 million or 14.7% decrease compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of several satellite, uplink and satellite transmission assets, real estate and other assets distributed to EchoStar in connection with the Spin-off. This decrease was partially offset by additional depreciation expense in 2008 on equipment leased to subscribers resulting from increased penetration of our equipment lease programs and as a result of the launch of the Anik F3 satellite, which commenced commercial operation in April 2007.
Interest income. “Interest income” totaled $14 million during the three months ended March 31, 2008, a decrease of $13 million compared to the same period in 2007. This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities during the first quarter of 2008 and lower cash and marketable investment securities balances as a result of the $1.615 billion dividend paid to our parent company in December 2007.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $775 million during the three months ended March 31, 2008, an increase of $117 million or 17.7% compared to the same period in 2007.
The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
EBITDA	$775,051	$658,541
Less:
Interest expense, net	74,019	62,766
Income tax provision (benefit), net	165,684	103,831
Depreciation and amortization	272,368	319,195

Net income (loss)	$262,980	$172,749

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
Income tax (provision) benefit, net. Our income tax provision was $166 million during the three months ended March 31, 2008, an increase of $62 million or 59.6% compared to the same period in 2007. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in the effective state tax rate due to changes in state apportionment percentages.
Net income (loss). Net income was $263 million during the three months ended March 31, 2008, an increase of $90 million compared to $173 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.
Subscriber Turnover
Our percentage monthly subscriber churn for the three months ended March 31, 2008 was 1.68%, compared to 1.46% for the same period in 2007. We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of competitive factors, including the expansion of fiber-based pay TV providers, the effectiveness of certain competitors’ promotional offers and market perceptions of the availability of attractive programming, particularly the relative quantity of HD programming offered. Subscriber growth has also been affected by worsening economic conditions, including the slowdown in new housing starts as well as by operational

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
inefficiencies at DISH Network, an increase in non-pay disconnects primarily resulting from adverse economic conditions, continuing effects of customer commitment expirations, signal piracy and other forms of fraud. We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase. We believe we can reduce churn if we are successful in improving customer service and other areas of our operations in which have recently experienced operational inefficiencies. We also believe that the launch of new HD local channels may help to reduce subscriber churn in certain markets. However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention, which would have a negative effect on our earnings and free cash flow.
Our entire subscriber base is negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers, and these subscribers typically churn at a higher rate. However, these subscribers are also acquired at a lower cost resulting in a smaller economic loss upon disconnect.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations.
As the size of our subscriber base increases, even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to sustain our historical net subscriber growth rates.
AT&T and other telecommunications providers offer DISH Network programming bundled with broadband, telephony and other services. Over the past several quarters a significant percentage of our gross subscriber additions have been generated through our distribution relationship with AT&T. Our current distribution relationship with AT&T expires during the fourth quarter of 2008 and AT&T may decline to renew this relationship or otherwise discontinue or curtail the marketing and distribution of our services. Our net new subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services and we are not able to develop comparable alternative distribution channels. Because of the size and scope of AT&T’s distribution networks, it would be difficult for us to replace AT&T as a distribution partner or to develop appropriate alternatives to replace AT&T as a distribution channel.
Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content. However, our signal encryption has been compromised by theft of service, and even though we continue to respond to compromises of our encryption system with security measures intended to make signal theft of our programming more difficult, theft of our signal is increasing. We cannot assure you that we will be successful in reducing or controlling theft of our service.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
During 2005, we replaced our smart cards in order to reduce theft of our service. However, the smart card replacement did not fully secure our system, and we have since implemented software patches and other security measures to help protect our service. Nevertheless, these security measures are short-term fixes and we remain susceptible to additional signal theft. Therefore, we have developed a plan to replace our existing smart cards and/or security chips to re-secure our signals for a longer term which will commence later this year and is expected to take approximately nine to twelve months to complete. While our existing smart cards installed in 2005 remain under warranty, we could incur operational period costs in excess of $50 million in connection with our smart card replacement program.
We are also vulnerable to fraud, particularly in the acquisition of new subscribers. While we are addressing the impact of subscriber fraud through a number of actions, there can be no assurance that we will not continue to experience fraud, which could impact our subscriber growth and churn.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit. The Court has set a hearing for May 6, 2008, at which time it will determine whether the parties will proceed with additional invalidity motions or enter final judgment based on Acacia’s agreement that all asserted claims are invalid.
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

PART II — OTHER INFORMATION — Continued
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. We filed a motion to dismiss, which the court granted with leave for plaintiffs to amend their complaint. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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

PART II — OTHER INFORMATION — Continued
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. We are evaluating the Federal Circuit’s decision to determine the impact on our action.
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
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490 (the ‘490 patent), 5,109,414 (the ‘414 patent), 4,965,825 (the ‘825 patent), 5,233,654 (the ‘654 patent), 5,335,277 (the ‘277 patent), and 5,887,243 (the ‘243 patent), all of which were issued to John Harvey and James Cuddihy as named inventors. The ‘490 patent, the ‘414 patent, the ‘825 patent, the ‘654 patent and the ‘277 patent are defined as the Harvey Patents. The Harvey Patents are entitled “Signal Processing Apparatus and Methods.” The lawsuit alleges, among other things, that our DBS system receives program content at broadcast reception and satellite uplinking facilities and transmits such program content, via satellite, to remote satellite receivers. The lawsuit further alleges that we infringe the Harvey Patents by transmitting and using a DBS signal specifically encoded to enable the subject receivers to function in a manner that infringes the Harvey Patents, and by selling services via DBS transmission processes which infringe the Harvey Patents.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We

PART II — OTHER INFORMATION — Continued
cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We are vigorously defending against the suits and have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The Court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The Court agreed, and denied our motion for summary judgment as a result. The final impact of the Court’s ruling cannot be fully assessed at this time. During April 2008, the Court granted plaintiff’s class certification motion. Trial has been set for August 2008. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the

PART II — OTHER INFORMATION — Continued
district court for further proceedings. We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
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
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $129 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to the Design-Around, plus interest subsequent to the jury verdict.
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for 2007 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2007.
Our gross subscriber additions and certain of our other key operating metrics could be adversely affected if AT&T were to discontinue selling our services or reduce their marketing of our services.
Over the past several quarters, a significant percentage of our gross subscriber additions have been generated from our distribution relationship with AT&T. Our current distribution relationship with AT&T expires in the fourth quarter of 2008 and AT&T may decline to renew this relationship or otherwise discontinue or curtail the marketing and distribution of our services to its customers. Even if it continues the distribution relationship, AT&T may not continue to market and sell our services in the same manner as it has historically. If AT&T chooses not to renew its distribution relationship with us or it seeks to modify the terms of this relationship, there could be a significant negative impact on our business. Because of the size and scope of AT&T’s distribution networks, it would be difficult for us to replace AT&T as a distribution partner or otherwise develop comparable alternative distribution channels if AT&T were to discontinue selling our services or reduce its marketing efforts.
We currently depend on EchoStar for substantially all of our FSS and digital broadcast operations.
EchoStar is currently our key provider of transponder leasing and our sole provider of digital broadcast operation services. Because these services are provided pursuant to contracts that generally expire on January 1, 2010, EchoStar will have no obligation to provide us transponder leasing or digital broadcast operation services after that date. Therefore, if we are unable to extend these contracts with EchoStar, or we are unable to obtain similar

PART II — OTHER INFORMATION — Continued
contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
We may be required to raise and refinance indebtedness during unfavorable market conditions.
During 2008, we will have up to $1.0 billion in long-term debt come up for repayment or repurchase. In addition, our business plans may require that we raise additional debt to capitalize on our business opportunities. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. Currently, we have not been materially impacted by events in the current credit market. However, we cannot predict with any certainty whether or not we will be impacted in the future by the current conditions which may adversely affect our ability to refinance our indebtedness, including our indebtedness which is subject to repayment or repurchase in 2008 or to secure additional financing to support our growth initiatives.
We have limited satellite capacity and satellite failures or launch delays could adversely affect our business.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by launching more HD local markets and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations.

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.

10.1*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network, Commission File No. 0-26176).

10.2*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network, Commission File No. 0-26176).

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.2*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.3*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.4*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.5*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.6*	Receiver Agreement between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.26 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.7*	Broadcast Agreement between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.27 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

☐	Filed herewith.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ECHOSTAR DBS CORPORATION

By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2008

EXHIBIT INDEX

10.1*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network, Commission File No. 0-26176).

10.2*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network, Commission File No. 0-26176).

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.2*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.3*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.4*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.5*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.6*	Receiver Agreement between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.26 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.7*	Broadcast Agreement between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.27 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

☐	Filed herewith.

*	Incorporated by reference.