Form 10-K/A
period 2007-12-31
ECHOSTAR DBS CORP
filed 2008-07-10
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 25, 2008, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.
The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
          The following documents are incorporated into this Form 10-K by reference:
          None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008 (the “Form 10-K”). The Form 10-K/A corrects the omission of disclosure required by Item 308T of Regulation S-K and Item 14 of Form 10-K. This Form 10-K/A also includes amended and currently dated certifications under Section 302 of the Sarbanes-Oxley Act of 2002, which, as originally filed, omitted items required by Item 601 of Regulation S-K.
This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

•	weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets;

•	we periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2007, if in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business; and

•	we may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2007, if in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
(ii)	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.
Item 9B. OTHER INFORMATION
None.

PART III
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
Appointment of Independent Registered Public Accounting Firm for 2008. KPMG served as our independent registered public accounting firm for the fiscal year ended December 31, 2007.
Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.
Fees Paid to KPMG LLP for 2007 and 2006
The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DNC’s and our annual financial statements for the years ended December 31, 2007, and December 31, 2006, and fees billed for other services rendered by KPMG LLP to DNC and us during those periods. We have reported the fees billed for services rendered to both DNC and us because we represent the substantial majority of DNC’s assets and operations and because the services are not rendered or billed specifically for us but for the DNC consolidated group as a whole. However, the following table does not include fees for professional services rendered by KPMG LLP that were charged in respect of EchoStar for 2007 and 2006.

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
Audit Fees (1)	$1,802.2	$1,950.7
Audit-Related Fees (2)	16.0	14.5

Total Audit and Audit-Related Fees	1,818.2	1,965.2
Tax Fees (3)	199.7	88.4
All Other Fees	—	—

Total Fees	$2,017.9	$2,053.6

(1)	Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q, fees in connection with the audit of DNC’s internal control over financial reporting and fees for other services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees for audit of financial statements of certain employee benefit plans.

(3)	Consists of fees for tax consultation and tax compliance services.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Board of Directors has delegated to DNC’s Audit Committee the responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. The Audit Committee of DNC has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.
Requests are submitted to the Audit Committee of DNC in one of the following ways:
•	Request for approval of services at a meeting of the Audit Committee; or
•	Request for approval of services by members of the Audit Committee acting by written consent.
The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2007 and 2006 were pre-approved by the Audit Committee of DNC.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
          (1) Financial Statements
          (2) Financial Statement Schedules
               None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.
          (3) Exhibits

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No. 333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

Exhibit No.	Description

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed February 3, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 18, 2006, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	DNC 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DNC, Registration No. 33-91276).**

10.3*	Amended and Restated DNC 1999 Stock Incentive Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.5*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.6*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2002, Commission File No. 0-26176).

10.7*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.8*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.9*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

Exhibit No.	Description

10.11*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.12*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.22*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.23*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description

10.24*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.25*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.26*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.27*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.29*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.30*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.31*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.32*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.33*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.34*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2006, Commission File No. 0-26176).

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: July 10, 2008

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

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No. 333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

Exhibit No.	Description

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed February 3, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 18, 2006, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	DNC 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DNC, Registration No. 33-91276).**

10.3*	Amended and Restated DNC 1999 Stock Incentive Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.5*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.6*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2002, Commission File No. 0-26176).

10.7*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.8*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.9*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

Exhibit No.	Description

10.11*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.12*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.22*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.23*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description

10.24*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.25*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.26*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.27*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.29*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.30*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.31*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.32*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.33*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.34*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2006, Commission File No. 0-26176).

23.1●	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1●	Section 302 Certification by Chairman and Chief Executive Officer.

31.2●	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1●	Section 906 Certification by Chairman and Chief Executive Officer.

32.2●	Section 906 Certification by Executive Vice President and Chief Financial Officer.

●	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.