Form 10-Q
period 2008-06-30
ECHOSTAR DBS CORP
filed 2008-08-08
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number 333-31929

EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

  Colorado                                                                                                                 84-1328967
(State or other jurisdiction of incorporation or organization)                                                                                                                     (I.R.S.  Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado                                                                                                               80112
(Address of principal executive offices)                                                                                                                             (Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 8, 2008, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	June 30, 2008 and December 31, 2007 (Unaudited)	1

	Condensed Consolidated Statements of Operations
	For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2008 and 2007 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	42

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	None

Item 6.	Exhibits	49

	Signatures	50

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

PART I – FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.  The risks and uncertainties include, but are not limited to, the following:

●
We face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies; many of our competitors offer video services bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

●
As technology changes, and in order to remain competitive, we may have to upgrade or replace some or all subscriber equipment and make substantial investments in our infrastructure.  For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity.  We may not be able to pass on to our customers the entire cost of these upgrades and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors.

●
We rely on EchoStar Corporation (“EchoStar”), which was owned by DISH Network Corporation (“DISH”) prior to its January 1, 2008 separation from us (the “Spin-off”), to design and develop set-top boxes and to provide transponder capacity, digital broadcast operations and other services for us.  EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  We may be unable to renew agreements for these services on acceptable terms or at all.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

●
DISH Network® subscribers may continue to decrease and subscriber turnover may increase due to a variety of factors, including several, such as increasing competition and worsening economic conditions, which are outside of our control, and other factors, such as our own operational inefficiencies and customer satisfaction with our products and services, that will require us to make significant investments and expenditures to overcome, which may have a material adverse effect on our results of operations and financial condition.

●
AT&T recently notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008.  Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels.

●
Subscriber acquisition and retention costs may increase; the competitive environment may require us to increase promotional and retention spending or accept lower subscriber acquisitions and higher subscriber churn.  We may also have difficulty controlling other costs relating to our efforts to maintain or grow our subscriber base.

●
Satellite programming signals are subject to theft and other forms of fraud.  Theft of service will continue and could increase in the future, causing us to lose subscribers and revenue and to incur higher costs.

●
We depend on others to produce the programming we distribute to our subscribers; programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all.  Existing programming agreements could be subject to cancellation.  We may be denied access to sports and other programming.  Foreign programming is increasingly offered on other platforms.  Our inability to obtain or renew attractive programming could cause our subscriber base and related revenue to decline and could cause our subscriber turnover to increase.

i

●
We depend on Federal Communications Commission (“FCC”) program access rules and the Telecommunications Act of 1996 as Amended to secure nondiscriminatory access to programming produced by others, neither of which ensures that we have fair access to all programming that we need to remain competitive.

●	Our industry is heavily regulated by the FCC. Those regulations could become more burdensome at any time, causing us to expend additional resources on compliance.

●
We may be required to raise and/or refinance indebtedness during unfavorable market conditions.  Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates.  We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may adversely affect our ability to refinance our indebtedness, including $1.0 billion of indebtedness that is subject to repayment in the second half of 2008, or to secure additional financing to support our growth initiatives.

●
If we and EchoStar are unsuccessful in our appeal to the United States Supreme Court in the Tivo case, or in defending against Tivo’s motion for contempt or any subsequent claims that EchoStar’s alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs supplied to us by EchoStar, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality using different technology and/or manufacturers other than EchoStar, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

●
If our EchoStar X satellite experienced a significant failure, we could lose the ability to deliver local network channels in many markets.  If any of our other owned or leased satellites experienced a significant failure, we could lose the ability to provide other critical programming to the continental United States.

●
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

●
We depend heavily on complex information technologies.  Weaknesses in our information technology systems could have an adverse impact on our business.  We may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure.

●
We may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past and ongoing relationships, including:  (i) cross officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, including those that were entered into in connection with the Spin-off, and (iv) future business opportunities.

●
We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar.

●	We may be unable to obtain needed retransmission consents, FCC authorizations or export licenses, and we may lose our current or future authorizations.

●	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business.

ii

●	We may be subject to claims that we infringe on patent licenses. There can be no assurance that we will be able to obtain patent licenses or redesign our products to avoid patent infringement.

●
We depend on telecommunications providers, independent retailers and others to solicit orders for DISH Network services.  Certain of these resellers account for a significant percentage of our total new subscriber acquisitions.  A number of these resellers are not exclusive to us and also offer competitors’ products and services.  Loss of one or more of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

●	We are highly leveraged and subject to numerous constraints on our ability to raise additional debt.

●
We may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that involve uncertainties.  These transactions may require us to raise additional capital, which may not be available on acceptable terms, and could become substantial over time, involving a high degree of risk, and exposing us to significant financial losses if the underlying ventures are not successful.

●
Weakness in the global or U.S. economy may harm our business generally, and adverse political or economic developments, including increased mortgage defaults as a result of subprime lending practices and increasing oil prices, may impact some of our markets.

●
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Although our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business.

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

In this report, the words “EDBS,” the “Company,” “we,” “our” and “us” refer to EchoStar DBS Corporation and its subsidiaries, unless the context otherwise requires.  “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries.  “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,342,033	$606,990
Marketable investment securities	463,115	495,760
Trade accounts receivable - other, net of allowance for uncollectible accounts
of $13,558 and $14,019, respectively	688,693	685,109
Trade accounts receivable - EchoStar	51,134	-
Advances to affiliates	10,777	78,578
Inventories, net	335,737	295,200
Current deferred tax assets	46,354	38,297
Other current assets	71,657	77,929
Other current assets - EchoStar	966	-
Total current assets	3,010,466	2,277,863
Restricted cash and marketable investment securities	157,216	159,046
Property and equipment, net of accumulated depreciation of $2,536,863 and $3,572,011, respectively	2,213,411	3,471,034
FCC authorizations	679,570	802,691
Intangible assets, net	5,717	150,424
Other noncurrent assets, net	141,864	169,319
Total assets	$6,208,244	$7,030,377

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$150,717	$289,649
Trade accounts payable - EchoStar	278,478	-
Advances from affiliates	-	85,613
Deferred revenue and other	860,298	853,791
Accrued programming	1,036,664	914,074
Income tax payable	-	145,747
Other accrued expenses	551,445	561,576
5 3/4% Senior Notes due 2008	1,000,000	1,000,000
Current portion of capital lease obligations, mortgages and other notes payable	10,832	49,057
Total current liabilities	3,888,434	3,899,507

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015 (Note 8)	750,000	-
Capital lease obligations, mortgages and other notes payable, net of current portion	208,251	547,608
Deferred tax liabilities	97,361	327,318
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	287,690	259,656
Total long-term obligations, net of current portion	5,343,302	5,134,582
Total liabilities	9,231,736	9,034,089

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	-	-
Additional paid-in capital	1,134,794	1,121,012
Accumulated other comprehensive income (loss)	(8,074)	396
Accumulated earnings (deficit)	(4,150,212)	(3,125,120)
Total stockholder's equity (deficit)	(3,023,492)	(2,003,712)
Total liabilities and stockholder's equity (deficit)	$6,208,244	$7,030,377

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Subscriber-related revenue	$2,875,580	$2,671,803	$5,686,006	$5,219,358
Equipment sales and other revenue	28,784	83,604	53,835	175,752
Equipment sales - EchoStar	3,462	-	6,100	-
Transitional services and other revenue - EchoStar	7,163	-	13,441	-
Total revenue	2,914,989	2,755,407	5,759,382	5,395,110

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 10)	1,423,997	1,352,153	2,868,638	2,678,566
Satellite and transmission expenses (exclusive of depreciation shown below - Note 10):
EchoStar	77,697	-	155,950	-
Other	7,575	40,511	15,239	75,236
Equipment, transitional services and other cost of sales	30,359	60,090	62,173	123,078
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar
(exclusive of depreciation shown below - Note 10)	32,284	36,696	63,071	66,376
Other subscriber promotion subsidies	297,774	294,232	577,971	616,964
Subscriber acquisition advertising	41,359	46,621	105,331	97,000
Total subscriber acquisition costs	371,417	377,549	746,373	780,340
General and administrative - EchoStar	12,670	-	26,440	-
General and administrative	122,385	138,810	237,341	293,216
Depreciation and amortization (Note 10)	248,246	343,040	520,614	662,235
Total costs and expenses	2,294,346	2,312,153	4,632,768	4,612,671

Operating income (loss)	620,643	443,254	1,126,614	782,439

Other Income (Expense):
Interest income	15,362	21,266	29,184	48,505
Interest expense, net of amounts capitalized	(91,525)	(95,206)	(179,366)	(185,211)
Other	1,391	(364)	(1,897)	(203)
Total other income (expense)	(74,772)	(74,304)	(152,079)	(136,909)

Income (loss) before income taxes	545,871	368,950	974,535	645,530
Income tax (provision) benefit, net	(196,037)	(136,704)	(361,721)	(240,535)
Net income (loss)	$349,834	$232,246	$612,814	$404,995

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$612,814	$404,995
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	520,614	662,235
Equity in losses (earnings) of affiliates	(296)	-
Non-cash, stock-based compensation recognized	7,801	11,089
Deferred tax expense (benefit)	4,697	65,891
Other, net	3,812	3,780
Change in noncurrent assets	5,283	4,683
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	28,034	(21,462)
Changes in current assets and current liabilities, net	(108,075)	(16,264)
Net cash flows from operating activities	1,074,684	1,114,947

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(362,720)	(1,501,171)
Sales and maturities of marketable investment securities	381,185	1,294,659
Purchases of property and equipment	(470,333)	(541,142)
FCC authorizations	-	(57,463)
Purchase of strategic investments included in noncurrent assets and other	-	(1,775)
Other	-	127
Net cash flows from investing activities	(451,868)	(806,765)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(27,723)	-
Proceeds from issuance of 7 3/4% Senior Notes due 2015 (Note 8)	750,000	-
Deferred debt issuance costs	(5,033)	-
Dividend to EchoStar Orbital Corporation	(600,000)	(1,030,805)
Repayment of capital lease obligations, mortgages and other notes payable	(5,017)	(20,230)
Excess tax benefits recognized on stock option exercises	-	3,700
Net cash flows from financing activities	112,227	(1,047,335)

Net increase (decrease) in cash and cash equivalents	735,043	(739,153)
Cash and cash equivalents, beginning of period	606,990	1,667,130
Cash and cash equivalents, end of period	$1,342,033	$927,977

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$172,908	$184,035
Capitalized interest	$3,719	$2,459
Cash received for interest	$29,184	$48,505
Cash paid for income taxes	$557,739	$27,340
Satellite financed under capital lease obligations	$-	$198,219
Vendor financing	$5,814	$-
Net assets distributed in connection with the Spin-off, excluding cash and cash equivalents	$1,012,983	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business Activities

Principal Business

EchoStar DBS Corporation (which together with its subsidiaries is referred to as “EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect wholly-owned subsidiary of DISH Network Corporation, formerly known as EchoStar Communications Corporation, a publicly traded company listed on the Nasdaq Global Select Market.  EDBS was formed under Colorado law in January 1996 and its common stock is held by EchoStar Orbital Corporation, a direct subsidiary of DISH Network Corporation.  We operate the DISH Network® television service, which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.790 million subscribers as of June 30, 2008.  Unless otherwise stated herein, or the context otherwise requires, references herein to “DISH” shall include DISH Network Corporation, EDBS and all direct and indirect wholly-owned subsidiaries.

We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, digital broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.  Our principal business strategy is to continue developing our subscription television service in the United States to provide consumers with a fully-competitive alternative to others in the multi-channel video programming distribution (“MVPD”) industry.

Spin-off of EchoStar Corporation and Technology and Certain Infrastructure Assets

On January 1, 2008, DISH completed a tax-free distribution of its technology and set-top box business and certain infrastructure assets, the majority of which were held by us, (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH and EchoStar now operate separately, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our chief executive officer and chairman, Charles W. Ergen.  The two entities consist of the following:

●	DISH Network Corporation – which retained its subscription television business, the DISH Network® service, and

●
EchoStar Corporation – which sells equipment, including set-top boxes and related components, to DISH and international customers, and provides digital broadcast operations and satellite services to DISH and other customers.

The spin-off of EchoStar did not result in the discontinuance of any of our ongoing operations as the cash flows related to, among others things, purchases of set-top boxes, transponder leasing and digital broadcasting services that we purchase from EchoStar continue to be included in our operations.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the Consolidated Financial Statements and

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”).

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$349,834	$232,246	$612,814	$404,995
Foreign currency translation adjustments	-	1	-	33
Unrealized holding gains (losses) on available-for-sale securities	(9,963)	(23)	(9,117)	212
Recognition of previously unrealized (gains) losses on
available-for-sale securities included in net income (loss)	-	-	-	-
Deferred income tax (expense) benefit	3,817	9	3,447	(79)
Comprehensive income (loss)	$343,688	$232,233	$607,144	$405,161

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs including quoted prices for similar assets; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of
Assets	June 30, 2008	Level 1	Level 2	Level 3
Marketable investment securities	$508,528	$428,884	$79,644	$-
Total assets at fair value	$508,528	$428,884	$79,644	$-

Accounting for Uncertainty in Income Taxes

In addition to being included in DISH’s federal income tax return, we and our subsidiaries, file income tax returns in all states that impose an income tax and in a small number of foreign jurisdictions where we have insignificant operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of June 30, 2008, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examinations in process.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	2,636
Additions for tax positions of prior years	106,098
Balance as of June 30, 2008	$128,894

Accrued interest on tax positions is recorded as a component of interest expense and penalties in “Other income (expense)” on our Condensed Consolidated Balance Sheets.  During the three and six months ended June 30, 2008, we recorded $1 million and $5 million in interest and penalty expense to earnings, respectively.  Accrued interest and penalties was $8 million at June 30, 2008.

We have $121 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  Of this amount, $103 million may be reduced within the next twelve months, if the filing for a change in accounting method is successful, and thus would not affect our effective tax rate.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

3.	Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees.  Awards under these plans include both performance and non-performance based equity incentives.  As of June 30, 2008, there were outstanding under these plans options to acquire 14.9 million shares of DISH’s Class A common stock and 0.5 million restricted stock awards.  In general, stock options granted through June 30, 2008 were granted with exercise prices equal to or greater than the market value of DISH’s Class A common stock at the date of grant and with a maximum term of ten years.  While historically DISH’s Board of Directors has issued options subject to vesting, typically at the rate of 20% per year, some options have been granted with immediate vesting.  As of June 30, 2008, DISH had 64.0 million shares of its Class A common stock available for future grant under its stock incentive plans.

In connection with the Spin-off, as provided in the existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH stock option was converted into two options as follows:

•
an adjusted DISH stock option for the same number of shares that were exercisable under the original DISH stock option, with an exercise price equal to the exercise price of the original DISH stock option multiplied by 0.831219.

•
a new EchoStar stock option for one-fifth of the number of shares that were exercisable under the original DISH stock option, with an exercise price equal to the exercise price of the original DISH stock option multiplied by 0.843907.

Similarly, each holder of DISH restricted stock units retained his or her DISH restricted stock units and received one EchoStar restricted stock unit for every five DISH restricted stock units that they held.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consequently, the fair value of the DISH stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.

As of June 30, 2008, the following stock incentive awards were outstanding:

	As of June 30, 2008
	DISH Awards		EchoStar Awards
Stock Incentive Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EDBS employees	14,895,058	468,329	3,214,186	93,314

DISH is responsible for fulfilling all stock incentive awards related to DISH common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, based on the requirements of SFAS 123R, our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

Stock Award Activity

Our stock option activity (including performance and non-performance based options) for the six months ended June 30, 2008 was as follows:

	For the Six Months
	Ended June 30, 2008
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period*	14,786,967	$22.80
Granted	1,126,000	28.76
Exercised	(511,659)	24.46
Forfeited and cancelled	(506,250)	30.80
Total options outstanding, end of period	14,895,058	24.07
Performance based options outstanding, end of period**	6,469,000	17.80
Exercisable at end of period	4,510,358	29.80

* Prior year amounts have been adjusted to reflect the transfer of employees to EchoStar in connection with the Spin-off.

**  These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below.  Vesting of these options is contingent upon meeting certain long-term goals which DISH’s management has determined are not probable as of June 30, 2008.

We realized $2 million and $9 million of tax benefits from stock options exercised during the six months ended June 30, 2008 and 2007, respectively.  Based on the closing market price of DISH’s Class A common stock on June 30, 2008, the aggregate intrinsic value of our outstanding stock options was $118 million.  Of that amount, options with an aggregate intrinsic value of $20 million were exercisable at the end of the period.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our restricted stock award activity (including performance and non-performance based options) for the six months ended June 30, 2008 was as follows:

	For the Six Months
	Ended June 30, 2008
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock awards outstanding, beginning of period*	538,746	$26.56
Granted	-	-
Exercised	(20,000)	30.16
Forfeited and cancelled	(50,417)	30.18
Total restricted stock awards outstanding, end of period	468,329	26.23
Restricted performance units outstanding, end of period**	388,239	26.22

* Prior year amounts have been adjusted to reflect the transfer of employees to EchoStar in connection with the Spin-off.

**These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below.  Vesting of these restricted performance units is contingent upon meeting a long-term goal which DISH’s management has determined is not probable as of June 30, 2008.

Long-Term Performance-Based Plans

In February 1999, DISH adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan.  The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year.  Exercise of the options is also contingent on DISH achieving a company specific goal in relation to an industry-related metric prior to December 31, 2008.

In January 2005, DISH adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan.  The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the options is also subject to a performance condition that a DISH-specific subscriber goal is achieved prior to March 31, 2015.

Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of either of the goals was not probable as of June 30, 2008, that assessment could change with respect to either goal at any time.  In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the six months ended June 30, 2008, we would have recorded non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period.  During the six months ended June 30, 2008, if we had determined each goal was probable, we would have recorded non-cash, stock-based compensation expense for our employees as indicated in the table below.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Total		Vested Portion
	1999 LTIP	2005 LTIP	1999 LTIP	2005 LTIP
	(In thousands)
DISH awards held by EDBS employees	$21,609	$50,265	$19,772	$10,877
EchoStar awards held by EDBS employees	4,387	10,206	4,015	2,209
Total	$25,996	$60,471	$23,787	$13,086

Of the 14.9 million options outstanding under the DISH stock incentive plans as of June 30, 2008, the following options were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	June 30, 2008
Long-Term Performance-Based Plans	Stock Options	Weighted-Average Exercise Price
1999 LTIP	3,168,000	$9.77
2005 LTIP	3,301,000	$25.52

Further, pursuant to the 2005 LTIP, there were also 388,239 outstanding restricted performance units as of June 30, 2008 with a weighted-average grant date fair value of $26.22.  No awards were granted under the 1999 LTIP or 2005 LTIP during the six months ended June 30, 2008.

Stock-Based Compensation

Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three and six months ended June 30, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Subscriber-related	$118	$130	$287	$306
Satellite and transmission	-	93	-	220
General and administrative	2,533	3,354	4,588	6,509
Total non-cash, stock based compensation	$2,651	$3,577	$4,875	$7,035

As of June 30, 2008, our total unrecognized compensation cost related to the non-performance based unvested stock options was $35 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The fair value of each award for the three and six months ended June 30, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.42%	4.99% - 5.19%	2.74% - 3.42%	4.46% - 5.19%
Volatility factor	21.86%	20.43% - 24.26%	19.98% - 21.86%	20.42% - 24.26%
Expected term of options in years	6.0	6.0 - 10.0	6.0 - 6.1	6.0 - 10.0
Weighted-average fair value of options granted	$8.72	$14.11 - $21.01	$7.64 - $8.72	$13.63 - $12.01

DISH does not currently plan to pay additional dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.  Therefore, we do not believe that the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of options for DISH’s stock as new events or changes in circumstances become known.

4.	Inventories

Inventories consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Finished goods - DBS	$193,639	$159,894
Raw materials	83,930	69,021
Work-in-process - used	72,997	67,542
Work-in-process - new	4,533	13,417
Subtotal	355,099	309,874
Inventory allowance	(19,362)	(14,674)
Inventories, net	$335,737	$295,200

5.	Investment Securities

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

As of June 30, 2008 and December 31, 2007, we had accumulated unrealized losses net of related tax effect of $8 million and accumulated unrealized gains net of related tax effect of less than $1 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  During the six months ended June 30, 2008 and 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.

Other Investment Securities

We also have several strategic investments in certain non-marketable equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  Our other investment securities consist of the following:

	As of
	June 30,	December 31,
Other Investment Securities	2008	2007
	(In thousands)
Cost method	$58,466	$59,038
Equity method	19,465	19,169
Total	$77,931	$78,207

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  During the six months ended June 30, 2008 and 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable investment securities.

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2008 and December 31, 2007, restricted cash and marketable investment securities included amounts required as collateral for our letters of credit.  Additionally, restricted cash and marketable investment securities as of June 30, 2008 and December 31, 2007 included $104 million and $101 million in escrow related to our litigation with Tivo, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

6.	Satellites

We presently utilize eleven satellites in geostationary orbit approximately 22,300 miles above the equator.  Of these eleven satellites, four are owned by us and we lease capacity on six satellites from EchoStar.  We account for the satellites leased from EchoStar as operating leases with terms of up to two years.  (See Note 13 for further discussion of our satellite leases with EchoStar.)  Each of the owned satellites had an original estimated minimum useful life of at least 12 years.  We also lease one satellite from a third party, which is accounted for as a capital lease pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”).  The capital lease is depreciated over the fifteen year term of the satellite service agreement.

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

While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.  There can be no assurance that future anomalies will not cause further losses which could impact commercial operation, or the remaining lives, of the satellites.  See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below.  Recent developments with respect to our satellites are discussed below.

EchoStar I.  EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit.  However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failure, including our own EchoStar II, discussed below.  While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures.

EchoStar II.  On July 14, 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss.  EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets.  All programming and other services previously broadcast from EchoStar II were restored to Echostar I, the primary satellite at the 148 degree location, within several hours after the failure.  EchoStar II, which was launched in September 1996, had a book value of approximately $6 million as of June 30, 2008.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar XI.  On July 15, 2008, our EchoStar XI satellite was successfully launched into geosynchronous transfer orbit.  Following in-orbit testing, EchoStar XI will be located at the 110 degree orbital location, where it is expected to provide additional high-powered capacity to support expansion of our programming services, including high definition programming.

EchoStar XV.  On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, a direct broadcast satellite expected to launch during 2010.  This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.

AMC-14. In connection with the Spin-off, we distributed our AMC-14 satellite lease agreement with SES Americom (“SES”) to EchoStar with the intent to lease the entire capacity of the satellite from EchoStar.  On March 14, 2008, a Proton launch vehicle carrying the SES AMC-14 satellite experienced an anomaly which left the satellite in a lower orbit than planned.  On April 11, 2008, SES announced that it has declared to insurers that the AMC-14 satellite is now considered a total loss, due to a lack of viable options to reposition the satellite to its proper geostationary orbit.  We did not incur any financial liability as a result of the AMC-14 satellite being declared a total loss.

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

7.	Intangible Assets

As of June 30, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$-	$-	$188,205	$(60,381)
Customer and reseller relationships	-	-	73,298	(68,466)
Technology-based	5,814	(97)	25,500	(7,732)
Total	$5,814	$(97)	$287,003	$(136,579)

As of January 1, 2008, intangible assets with a net book value of $146 million were distributed by DISH to EchoStar in connection with the Spin-off (see Note 1).  Amortization of our intangible assets was less than $1 million and $9 million for the three months ended June 30, 2008 and 2007, respectively.  Amortization was $4 million and $18 million for the six months ended June 30, 2008 and 2007, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8.	Long-Term Debt

7¾% Senior Notes due 2015

On May 27, 2008, we sold $750 million aggregate principal amount of our seven-year, 7¾% Senior Notes due May 31, 2015.  Interest accrues at an annual rate of 7¾% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year, commencing on November 30, 2008.  The net proceeds that we received from the sale of the notes are intended to be used for general corporate purposes.

The 7¾% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to May 31, 2011, we may also redeem up to 35% of each of the 7¾% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 7¾% Senior Notes are:

●	general unsecured senior obligations of EDBS;
●	ranked equally in right of payment with all of EDBS’ and the guarantors’ existing and future unsecured senior debt; and
●	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 7¾% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

●	incur additional debt;
●	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer and sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7¾% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capital Lease Obligations

Future minimum lease payments under our capital lease obligations remaining after the Spin-off, together with the present value of the net minimum lease payments as of June 30, 2008, are as follows (in thousands):

For the Years Ended December 31,
2008 (remaining six months)	$24,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000
Total minimum lease payments	664,000
Less: Amount representing lease of the orbital location and estimated executory costs (primarily
insurance and maintenance) including profit thereon, included in total minimum lease payments	(359,721)
Net minimum lease payments	304,279
Less: Amount representing interest	(114,819)
Present value of net minimum lease payments	189,460
Less: Current portion	(8,137)
Long-term portion of capital lease obligations	$181,323

9.	Commitments and Contingencies

Commitments

Future maturities of our contractual obligations as of June 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$5,750,000	$1,000,000	$-	$-	$1,000,000	$-	$500,000	$3,250,000
Satellite-related obligations	768,742	37,298	52,044	52,044	52,044	52,044	52,044	471,224
Capital lease obligations	189,460	3,993	8,445	9,097	9,800	10,556	11,371	136,198
Operating lease obligations	115,240	23,290	39,656	19,290	13,313	7,451	4,366	7,874
Purchase obligations	1,514,279	1,167,175	253,603	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	29,624	913	3,350	3,343	3,527	3,724	3,230	11,537
Total	$8,367,345	$2,232,669	$357,098	$127,425	$1,093,543	$89,109	$586,838	$3,880,663

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar.  We remain the guarantor under those capital leases for payments totaling approximately $557 million over the next eight years.  In addition, during the first quarter of 2008, EchoStar entered into a satellite transponder service agreement with a third party for $537 million in payments through 2024, which we subleased from EchoStar and have also guaranteed.  As of June 30, 2008, we have not recorded a liability on the balance sheet for any of these guarantees.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Separation Agreement

In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off.  Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off.  Therefore, DISH has indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.

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

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008.  On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions.  Acacia has agreed to stipulate that all claims in the suit are invalid according to several of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit on appeal.  The Court, however, is permitting us to file additional invalidity motions.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Channel Bundling Class Action

On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  We filed a motion to dismiss, which the Court denied in July 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Datasec

During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent).  The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”  On August 7, 2008, Datasec voluntarily dismissed its action against us.

Distant Network Litigation

During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006.  Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.  We have turned off all of our distant network channels and are no longer in the distant network business.  Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.  The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation.  On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  During April 2008, the Court granted plaintiff’s class certification motion.  Trial has been set for April 2009.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Superguide.  As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.  In June 2008, we moved for summary judgment asking the Court to find, among other things, that the ’578 patent is invalid.

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

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs.  This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”).  We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.  Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the Injunction.  The Court has set September 4, 2008 as the hearing date for Tivo’s motion for contempt.

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $130 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court.  This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.

If we are unsuccessful in our appeal to the United States Supreme Court, or in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

Voom

On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court.  The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on DISH Network.  In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case.  Voom is claiming over $1.0 billion in damages.  We intend

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

10.	Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Equipment leased to customers	$209,761	$215,322	$422,039	$422,001
Satellites*	23,564	61,189	50,015	120,233
Furniture, fixtures, equipment and other*	13,619	55,545	41,857	98,002
Identifiable intangible assets subject to amortization*	97	8,999	4,428	18,034
Buildings and improvements*	1,205	1,985	2,275	3,965
Total depreciation and amortization	$248,246	$343,040	$520,614	$662,235

*The period-over-period decreases in depreciation and amortization expense are primarily a result of the distribution of depreciable assets to EchoStar in connection with the Spin-off (see Note 1).

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
DISH Network	$2,914,990	$2,701,601	$5,759,384	$5,285,388
ETC	-	34,010	-	69,585
All other	-	29,819	-	64,460
Eliminations	-	(5,422)	-	(14,440)
Total DISH consolidated	2,914,990	2,760,008	5,759,384	5,404,993
Other DISH activity	(1)	(4,601)	(2)	(9,883)
Total revenue	$2,914,989	$2,755,407	$5,759,382	$5,395,110

Net income (loss):
DISH Network	$335,885	$229,006	$594,468	$386,410
ETC	-	(3,574)	-	(9,240)
All other	-	(1,233)	-	4,169
Total DISH consolidated	335,885	224,199	594,468	381,339
Other DISH activity	13,949	8,047	18,346	23,656
Total net income (loss)	$349,834	$232,246	$612,814	$404,995

Geographic Information

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of June 30, 2008	$2,898,698	$-	$2,898,698
As of December 31, 2007	$4,421,739	$2,410	$4,424,149

Revenue
For the six months ended June 30, 2008	$5,759,382	$-	$5,759,382
For the six months ended June 30, 2007	$5,359,074	$36,036	$5,395,110

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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

13.	Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company and DISH has no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our chief executive officer and chairman, Charles W. Ergen.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder leasing.  Generally all agreements entered into in connection with the Spin-off are based on pricing at cost plus an additional amount equal to an agreed percentage of EchoStar’s cost (unless noted differently below), which will vary depending on the nature of the products and services provided.  Prior to the Spin-off, these products were provided and services were performed internally at cost.  The terms of DISH’s agreements with EchoStar provide for an arbitration mechanism in the event DISH is unable to reach agreement with EchoStar as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to the fair market value of the products and services supplied.

DISH and EchoStar also entered into certain transitional services agreements pursuant to which DISH will obtain certain services and rights from EchoStar, EchoStar will obtain certain services and rights from DISH, and DISH and EchoStar have indemnified each other against certain liabilities arising from their respective businesses.  The following is a summary of the terms of the principle agreements that DISH has entered into with EchoStar that have an impact on our results of operations.

“Equipment sales - EchoStar”

●
Remanufactured Receiver Agreement.  DISH entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period.  EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to DISH.  DISH may also terminate this agreement if certain entities acquire DISH.

“Transitional services and other revenue - EchoStar”

●
Transition Services Agreement.  DISH entered into a transition services agreement with EchoStar pursuant to which DISH, or one of its subsidiaries, provide certain transitional services to EchoStar.  Under the transition services agreement, EchoStar has the right, but not the obligation, to receive the following services from DISH:  finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services.  The transition services agreement has a term of no longer than two years.  DISH may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.

●
Real Estate Lease Agreements.  DISH entered into lease agreements with EchoStar so that it can continue to operate certain properties that were distributed to EchoStar in the Spin-off.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Inverness Lease Agreement.  The lease for 90 Inverness Circle East in Englewood, Colorado, is for a period of two years.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Meridian Lease Agreement.  The lease for 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years with annual renewal options for up to three additional years.

Santa Fe Lease Agreement.  The lease for 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years with annual renewal options for up to three additional years.

●
Management Services Agreement.  In connection with the Spin-off, DISH entered into a management services agreement with EchoStar pursuant to which DISH makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively.  In addition, Carl E. Vogel is employed as DISH’s Vice Chairman but also provides services to EchoStar as an advisor.  EchoStar will make payments to DISH based upon an allocable portion of the personnel costs and expenses incurred by DISH with respect to such officers (taking into account wages and fringe benefits).  These allocations will be based upon the estimated percentages of time to be spent by DISH’s executive officers performing services for EchoStar under the management services agreement.  EchoStar will also reimburse DISH for direct out-of-pocket costs incurred by DISH for management services provided to EchoStar.  DISH and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH and EchoStar mutually agree upon.

The management services agreement will continue in effect until the first anniversary of the Spin-off, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (1) by EchoStar at any time upon at least 30 days’ prior written notice, (2) by DISH at the end of any renewal term, upon at least 180 days’ prior notice; and (3) by DISH upon written notice to EchoStar, following certain changes in control.

“Satellite and transmission expenses – EchoStar”

●
Broadcast Agreement.  DISH entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling DISH to deliver satellite television programming to subscribers.  The broadcast agreement has a term of two years; however, DISH has the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. DISH may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar.  If DISH terminates teleport services for a reason other than EchoStar’s breach, DISH shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

●
Satellite Capacity Agreements.  DISH has entered into satellite capacity agreements with EchoStar on a transitional basis.  Pursuant to these agreements, DISH leases satellite capacity on satellites owned or leased by EchoStar.  Certain DISH Network subscribers currently point their satellite antenna at these satellites and this agreement is designed to facilitate the separation of DISH and EchoStar by allowing a period of time for these DISH Network subscribers to be moved to satellites owned or leased by DISH following the Spin-off.  The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and will depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services.  Generally, each satellite capacity agreement will terminate upon the earlier of: (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; or (d) two years from the effective date of such agreement.“Cost of sales – subscriber promotion subsidies – EchoStar”

●
Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  During the three and six months ended June 30, 2008, we purchased set-top box and other equipment from EchoStar totaling $301 million and $673 million, respectively.  Of these amounts, $32 million and $63 million, respectively, are included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations.  The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

Under DISH’s receiver agreement with EchoStar, DISH has the right but not the obligation to purchase receivers, accessories and other equipment from EchoStar for a two year period.  Additionally, EchoStar will provide DISH with standard manufacturer warranties for the goods sold under the receiver agreement.  DISH may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar.  DISH may also terminate the receiver agreement if certain entities were to acquire DISH.  DISH also has the right, but not the obligation, to extend the receiver agreement annually for up to two years.  The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.

“General and administrative – EchoStar”

●
Product Support Agreement.  DISH needs EchoStar to provide product support (including certain engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to DISH.  As a result, DISH entered into a product support agreement, under which DISH has the right, but not the obligation, to receive product support services in respect of such receivers and related accessories.  The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH may terminate the product support agreement for any reason upon sixty days prior written notice.

●
Services Agreement.  DISH entered into a services agreement with EchoStar under which DISH has the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement has a term of two years.  DISH may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.

Tax Sharing Agreement

●
DISH entered into a tax sharing agreement with EchoStar which governs DISH’s and EchoStar’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by DISH, and DISH will indemnify EchoStar for such taxes.  However, DISH will not be liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar will be solely liable for, and will indemnify DISH for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other EchoStar Transactions

●
Nimiq 5 Agreement.  On March 11, 2008, EchoStar entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to EchoStar of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7° W.L. orbital location.  The Nimiq 5 satellite is expected to be launched in the second half of 2009.  Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada.  On March 11, 2008, EchoStar also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), our wholly-owned subsidiary, pursuant to which DISH L.L.C. will receive service from EchoStar on all of the BSS transponders covered by the Transponder Agreement (the “DISH Agreement”).  DISH guaranteed certain obligations of EchoStar under the Transponder Agreement.

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

Under the terms of the DISH Agreement, DISH L.L.C. will make certain monthly payments to EchoStar commencing when the Nimiq 5 satellite is placed into service (the “In-Service Date”) and continuing through the service term.  Unless earlier terminated under the terms and conditions of the DISH Agreement, the service term will expire ten years following the In-Service Date.  Upon expiration of the initial term, DISH L.L.C. has the option to renew the DISH Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH L.L.C. has certain rights to receive service from EchoStar on a replacement satellite.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Overview

We have historically positioned the DISH Network® service as the leading low-cost provider of multi-channel pay TV services principally by offering lower cost programming packages.  At the same time we have sought to offer high quality programming, cutting edge technology and superior customer service.

We invest significant amounts in subscriber acquisition and retention programs based on our expectation that long-term subscribers will be profitable.  To attract subscribers, we subsidize the cost of equipment and installation and may also from time to time offer promotional pricing on programming and other services.  We also seek to differentiate the DISH Network® service through the quality of the equipment we provide to our subscribers, including our highly rated digital video recorder (“DVR”) and high definition (“HD”) equipment, which we promote to drive subscriber growth and retention.  Subscriber growth is also impacted, positively and negatively, by customer service and customer experience in ordering, installation and troubleshooting interactions.

During the second quarter of 2008, we experienced a net loss of 25,000 DISH Network subscribers.  We believe this net loss resulted primarily from weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network.  Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.

We believe opportunities exist to grow our subscriber base, but whether we will be able to achieve net subscriber growth is subject to a number of risks and uncertainties, including those described elsewhere in this quarterly report.

The Spin-off.  Effective January 1, 2008, DISH completed the separation of the assets and businesses it owned and operated historically into two companies (the “Spin-off”):

●	DISH Network Corporation (“DISH”), through which we retain our pay-TV business, and

●
EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, which operates the digital set top box business, and holds certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH.

DISH and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our chief executive officer and chairman, Charles W. Ergen.  In connection with the Spin-off, DISH entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which will have an impact in the future on several of our key operating metrics.  DISH has entered into certain agreements with EchoStar subsequent to the Spin-off and may enter into additional agreements with EchoStar in the future.

We believe that the Spin-off will enable us to focus more directly on the business strategies relevant to the subscription television business, but we recognize that, particularly during 2008, we may experience disruptions and loss of synergies in our business due to the separation of the two businesses, which could in turn increase our costs.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

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

DISH Network subscribers.  We include customers obtained through direct sales, and through third-party retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 100 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

	For the Three Months
	Ended June 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$2,875,580	$2,671,803	$203,777	7.6
Equipment sales and other revenue	28,784	83,604	(54,820)	(65.6)
Equipment sales, transitional services and other revenue - EchoStar	10,625	-	10,625	NM
Total revenue	2,914,989	2,755,407	159,582	5.8

Costs and Expenses:
Subscriber-related expenses	1,423,997	1,352,153	71,844	5.3
% of Subscriber-related revenue	49.5%	50.6%
Satellite and transmission expenses - EchoStar	77,697	-	77,697	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses - other	7,575	40,511	(32,936)	(81.3)
% of Subscriber-related revenue	0.3%	1.5%
Equipment, transitional services and other cost of sales	30,359	60,090	(29,731)	(49.5)
Subscriber acquisition costs	371,417	377,549	(6,132)	(1.6)
General and administrative	135,055	138,810	(3,755)	(2.7)
% of Total revenue	4.6%	5.0%
Depreciation and amortization	248,246	343,040	(94,794)	(27.6)
Total costs and expenses	2,294,346	2,312,153	(17,807)	(0.8)

Operating income (loss)	620,643	443,254	177,389	40.0

Other Income (Expense):
Interest income	15,362	21,266	(5,904)	(27.8)
Interest expense, net of amounts capitalized	(91,525)	(95,206)	3,681	3.9
Other	1,391	(364)	1,755	NM
Total other income (expense)	(74,772)	(74,304)	(468)	(0.6)

Income (loss) before income taxes	545,871	368,950	176,921	48.0
Income tax (provision) benefit, net	(196,037)	(136,704)	(59,333)	(43.4)
Effective tax rate	35.9%	37.1%
Net income (loss)	$349,834	$232,246	$117,588	50.6

Other Data:
DISH Network subscribers, as of period end (in millions)	13.790	13.585	0.205	1.5
DISH Network subscriber additions, gross (in millions)	0.752	0.850	(0.098)	(11.5)
DISH Network subscriber additions (losses), net (in millions)	(0.025)	0.170	(0.195)	(114.7)
Average monthly subscriber churn rate	1.87%	1.68%	0.19%	11.3
Average monthly revenue per subscriber ("ARPU")	$69.38	$66.06	$3.32	5.0
Average subscriber acquisition cost per subscriber ("SAC")	$699	$645	$54	8.4
EBITDA	$870,280	$785,930	$84,350	10.7

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of June 30, 2008, we had approximately 13.790 million DISH Network subscribers compared to approximately 13.585 million subscribers at June 30, 2007, an increase of 1.5%.  DISH Network added approximately 752,000 gross new subscribers for the three months ended June 30, 2008, compared to approximately 850,000 gross new subscribers during the same period in 2007.  We believe our gross new subscriber additions have been and are likely to continue to be negatively impacted by weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network.

DISH Network lost approximately 25,000 net subscribers for the three months ended June 30, 2008, compared to adding approximately 170,000 net new subscribers during the same period in 2007.  This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base.  Our percentage monthly subscriber churn for the three months ended June 30, 2008 was 1.87%, compared to 1.68% for the same period in 2007.  We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by a number of factors, including, but not limited to, the factors described above as impacting gross subscriber additions.

We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase.  We are focused on improving customer service and other areas of our operations, reducing signal theft and other forms of fraud, and launching new HD service and markets.  However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our earnings and free cash flow.

Our gross new subscribers, our net change in subscribers, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners.  We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.

Even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to retain and sustain our historical net subscriber growth rates.

In addition, for the six months ended June 30, 2008, approximately 15 percent of our gross subscriber additions were generated through our distribution relationship with AT&T.  On June 30, 2008, AT&T notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008.  Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels.  Even if we were to enter into a new agreement with AT&T, we could still be materially adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services or if they continue or increase their promotion of competing services.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $2.876 billion for the three months ended June 30, 2008, an increase of $204 million or 7.6% compared to the same period in 2007.  This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $69.38 during the three months ended June 30, 2008 versus $66.06 during the same period in 2007.  The $3.32 or 5.0% increase in ARPU was primarily attributable to price increases in February 2008 on some of our most popular programming packages, increased advertising services revenue, increased penetration of HD programming, including the availability of HD local channels, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, fees for DVRs and other hardware related fees.  This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $29 million during the three months ended June 30, 2008, a decrease of $55 million or 65.6% compared to the same period during 2007.  The decrease in

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

“Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off.  During the three months ended June 30, 2007, our set-top box sales to international customers and revenue generated from assets distributed to EchoStar accounted for $56 million of our “Equipment sales and other revenue.”

Equipment sales, transitional services and other revenue – EchoStar.  “Equipment sales, transitional services and other revenue – EchoStar” totaled $11 million during the three months ended June 30, 2008.  As previously discussed, “Equipment sales, transitional services and other revenue – EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.424 billion during the three months ended June 30, 2008, an increase of $72 million or 5.3% compared to the same period 2007.  The increase in “Subscriber-related expenses” was primarily attributable to higher aggregate programming payments driven in part by the increase in the number of DISH Network subscribers, and higher in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs.  “Subscriber-related expenses” represented 49.5% and 50.6% of “Subscriber-related revenue” during the three months ended June 30, 2008 and 2007, respectively.  The decrease in this expense to revenue ratio primarily resulted from an increase in ARPU described above, a decrease, as a percentage of revenue, in programming costs and costs associated with our original agreement with AT&T, partially offset by an increase in our in-home service, refurbishment and repair costs associated with increased penetration of our equipment lease programs.

In the normal course of business, we enter into various contracts with programmers to provide content.  Our programming contracts generally require us to make payments based on the number of subscribers to which the respective content is provided.  Consequently, our programming expenses will increase to the extent we are successful in growing our subscriber base.  In addition, because programmers continue to raise the price of content, our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” could materially increase absent corresponding price increases in our DISH Network programming packages.

Satellite and transmission expenses – EchoStar.  “Satellite and transmission expenses – EchoStar” totaled $78 million during the three months ended June 30, 2008.  As previously discussed, “Satellite and transmission expenses – EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost.

Satellite and transmission expenses – other.  “Satellite and transmission expenses – other” totaled $8 million during the three months ended June 30, 2008, a $33 million decrease compared to the same period in 2007.  As previously discussed, prior to the Spin-off, “Satellite and transmission expenses – other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services.  Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses – EchoStar.”

Satellite and transmission expenses are likely to increase further to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our leased uplinking capacity and launch additional HD local markets and other new programming services.

Equipment, transitional services and other cost of sales.  “Equipment, transitional services and other cost of sales” totaled $30 million during the three months ended June 30, 2008, a decrease of $30 million or 49.5% compared to the same period in 2007.  The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by additional costs related to our transitional services and other agreements with EchoStar.  During the three months ended June 30, 2007, the costs associated with our sales of set-top boxes to international customers and revenue generated from assets distributed to EchoStar accounted for $37 million of our “Equipment, transitional services and other cost of sales.”

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $371 million for the three months ended June 30, 2008, a decrease of $6 million or 1.6% compared to the same period in 2007.  This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below and in a slight decrease in penetration of our equipment lease programs for new subscribers.

SAC.  SAC was $699 during the three months ended June 30, 2008 compared to $645 during the same period in 2007, an increase of $54, or 8.4%.  This increase was primarily attributable to an increase in the number of DISH Network subscribers selecting higher priced advanced products, such as receivers with multiple tuners, HD receivers, and standard definition and HD DVRs, and an increase in promotional incentives paid to our independent retailer network.  Additionally, our equipment costs were higher during the three months ended June 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar.  Set-top boxes were historically designed in-house and procured at our cost.  We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin.  These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.

During the three months ended June 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $155 million and $172 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the three months ended June 30, 2008 and 2007, these amounts totaled $31 million and $22 million, respectively.

Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner.  The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved.  In addition, given that most of our HD content is broadcast in MPEG-4 and 8PSK, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may cause our subscriber acquisition and retention costs to increase.

Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

General and administrative expenses.  “General and administrative expenses” totaled $135 million during the three months ended June 30, 2008, a decrease of $4 million or 2.7% compared to the same period in 2007.  This decrease was primarily attributable to the reduction in headcount resulting from the Spin-off.  “General and administrative expenses” represented 4.6% and 5.0% of “Total revenue” during the three months ended June 30, 2008 and 2007, respectively.  The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $248 million during the three months ended June 30, 2008, a decrease of $95 million or 27.6% compared to the same period in 2007.  The decrease in “Depreciation and amortization” expense was primarily a result of the distribution to EchoStar of several satellites, uplink and satellite transmission assets, real estate and other assets in connection with the Spin-off.  In addition, this decrease resulted from a write-off of costs associated with discontinued software development projects in 2007.

Interest income.  “Interest income” totaled $15 million during the three months ended June 30, 2008, a decrease of $6 million compared to the same period in 2007.  This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities during the second quarter of 2008.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $870 million during the three months ended June 30, 2008, an increase of $84 million or 10.7% compared to the same period in 2007.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2008	2007
	(In thousands)
EBITDA	$870,280	$785,930
Less:
Interest expense (income), net	76,163	73,940
Income tax provision (benefit), net	196,037	136,704
Depreciation and amortization	248,246	343,040
Net income (loss)	$349,834	$232,246

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

Income tax (provision) benefit, net. Our income tax provision was $196 million during the three months ended June 30, 2008, an increase of $59 million compared to the same period in 2007.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by the decrease in the effective state tax rate.

Net income (loss).  Net income was $350 million during the three months ended June 30, 2008, an increase of $118 million compared to $232 million for the same period in 2007.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

	For the Six Months
	Ended June 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Subscriber-related revenue	$5,686,006	$5,219,358	$466,648	8.9
Equipment sales and other revenue	53,835	175,752	(121,917)	(69.4)
Equipment sales, transitional services and other revenue - EchoStar	19,541	-	19,541	NM
Total revenue	5,759,382	5,395,110	364,272	6.8

Costs and Expenses:
Subscriber-related expenses	2,868,638	2,678,566	190,072	7.1
% of Subscriber-related revenue	50.5%	51.3%
Satellite and transmission expenses - EchoStar	155,950	-	155,950	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses - other	15,239	75,236	(59,997)	(79.7)
% of Subscriber-related revenue	0.3%	1.4%
Equipment, transitional services and other cost of sales	62,173	123,078	(60,905)	(49.5)
Subscriber acquisition costs	746,373	780,340	(33,967)	(4.4)
General and administrative	263,781	293,216	(29,435)	(10.0)
% of Total revenue	4.6%	5.4%
Depreciation and amortization	520,614	662,235	(141,621)	(21.4)
Total costs and expenses	4,632,768	4,612,671	20,097	0.4

Operating income (loss)	1,126,614	782,439	344,175	44.0

Other Income (Expense):
Interest income	29,184	48,505	(19,321)	(39.8)
Interest expense, net of amounts capitalized	(179,366)	(185,211)	5,845	3.2
Other	(1,897)	(203)	(1,694)	NM
Total other income (expense)	(152,079)	(136,909)	(15,170)	(11.1)

Income (loss) before income taxes	974,535	645,530	329,005	51.0
Income tax (provision) benefit, net	(361,721)	(240,535)	(121,186)	(50.4)
Effective tax rate	37.1%	37.3%
Net income (loss)	$612,814	$404,995	$207,819	51.3

Other Data:
DISH Network subscribers, as of period end (in millions)	13.790	13.585	0.205	1.5
DISH Network subscriber additions, gross (in millions)	1.483	1.740	(0.257)	(14.8)
DISH Network subscriber additions, net (in millions)	0.010	0.480	(0.470)	(97.9)
Average monthly subscriber churn rate	1.78%	1.57%	0.21%	13.4
Average monthly revenue per subscriber ("ARPU")	$68.66	$65.12	$3.54	5.4
Average subscriber acquisition cost per subscriber ("SAC")	$704	$654	$50	7.6
EBITDA	$1,645,331	$1,444,471	$200,860	13.9

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $5.686 billion for the six months ended June 30, 2008, an increase of $467 million or 8.9% compared to the same period in 2007.  This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.

ARPU.  Monthly average revenue per subscriber was $68.66 during the six months ended June 30, 2008 versus $65.12 during the same period in 2007.  The $3.54 or 5.4% increase in ARPU was primarily attributable to price increases in February 2008 and 2007 on some of our most popular programming packages, increased advertising services revenue, higher equipment rental fees resulting from increased penetration of our equipment leasing programs, increased penetration of HD programming, including the availability of HD local channels, fees for DVRs and other hardware related fees.  This increase was partially offset by a decrease in revenues from installation and other services related to our original agreement with AT&T.

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $54 million during the six months ended June 30, 2008, a decrease of $122 million or 69.4% compared to the same period during 2007.  The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off.  During the six months ended June 30, 2007, our set-top box sales to international customers and revenue generated from assets distributed to EchoStar accounted for $102 million of our “Equipment sales and other revenue.”

Equipment sales, transitional services and other revenue – EchoStar.  “Equipment sales, transitional services and other revenue – EchoStar” totaled $20 million during the six months ended June 30, 2008.  As previously discussed, “Equipment sales, transitional services and other revenue – EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.869 billion during the six months ended June 30, 2008, an increase of $190 million or 7.1% compared to the same period in 2007.  The increase in “Subscriber-related expenses” was primarily attributable to higher aggregate programming costs driven in part by the increase in the number of DISH Network subscribers, and higher in-home service, refurbishment and repair costs for our receiver systems associated with increased penetration of our equipment lease programs.  “Subscriber-related expenses” represented 50.5% and 51.3% of “Subscriber-related revenue” during the six months ended June 30, 2008 and 2007, respectively.  The decrease in this expense to revenue ratio primarily resulted from an increase in ARPU described above, a decrease, as a percentage of revenue, in programming costs and costs associated with our original agreement with AT&T, partially offset by an increase in our in-home service, refurbishment and repair costs associated with increased penetration of our equipment lease programs.

Satellite and transmission expenses – EchoStar.  “Satellite and transmission expenses – EchoStar” totaled $156 million during the six months ended June 30, 2008.  As previously discussed, “Satellite and transmission expenses – EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost.

Satellite and transmission expenses – other.  “Satellite and transmission expenses – other” totaled $15 million during the six months ended June 30, 2008, a $60 million decrease compared to the same period in 2007.  As previously discussed, prior to the Spin-off, “Satellite and transmission expenses – other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services.  Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses – EchoStar.”

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Equipment, transitional services and other cost of sales.  “Equipment, transitional services and other cost of sales” totaled $62 million during the six months ended June 30, 2008, a decrease of $61 million or 49.5% compared to the same period in 2007.  The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by additional costs related to our transitional services and other agreements with EchoStar.  During the six months ended June 30, 2007, the costs associated with our sales of set-top boxes to international customers and revenue generated from assets distributed to EchoStar accounted for $68 million of our “Equipment, transitional services and other cost of sales.”

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $746 million for the six months ended June 30, 2008, a decrease of $34 million or 4.4% compared to the same period in 2007.  This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below and in a decrease in penetration of our equipment lease programs for new subscribers.

SAC.  SAC was $704 during the six months ended June 30, 2008 compared to $654 during the same period in 2007, an increase of $50, or 7.6%.  This increase was primarily attributable to more DISH Network subscribers selecting higher priced advanced products, such as receivers with multiple tuners, HD receivers, and standard definition and HD DVRs, and an increase in promotional incentives paid to our independent retailer network.  Additionally, our equipment costs were higher during the six months ended June 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar.  Set-top boxes were historically designed in-house and procured at our cost.  We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin.  These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.

During the six months ended June 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled $298 million and $361 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program.  During the six months ended June 30, 2008 and 2007, these amounts totaled $62 million and $37 million, respectively.

General and administrative expenses.  “General and administrative expenses” totaled $264 million during the six months ended June 30, 2008, a decrease of $29 million or 10.0% compared to the same period in 2007.  This decrease was primarily attributable to the reduction in headcount resulting from the Spin-off.  “General and administrative expenses” represented 4.6% and 5.4% of “Total revenue” during the six months ended June 30, 2008 and 2007, respectively.  The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $521 million during the six months ended June 30, 2008, a decrease of $142 million or 21.4% compared to the same period in 2007.  The decrease in “Depreciation and amortization” expense was primarily a result of several satellites, uplink and satellite transmission assets, real estate and other assets distributed to EchoStar in connection with the Spin-off and the write-off of costs associated with discontinued software development projects in 2007.

Interest income.  “Interest income” totaled $29 million during the six months ended June 30, 2008, a decrease of $19 million compared to the same period in 2007.  This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2008.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.645 billion during the six months ended June 30, 2008, an increase of $201 million or 13.9% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
EBITDA	$1,645,331	$1,444,471
Less:
Interest expense (income), net	150,182	136,706
Income tax provision (benefit), net	361,721	240,535
Depreciation and amortization	520,614	662,235
Net income (loss)	$612,814	$404,995

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

Income tax (provision) benefit, net. Our income tax provision was $362 million during the six months ended June 30, 2008, an increase of $121 million compared to the same period in 2007.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss).  Net income was $613 million during the six months ended June 30, 2008, an increase of $208 million compared to $405 million for the same period in 2007.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber Turnover

Our percentage monthly subscriber churn for the six months ended June 30, 2008 was 1.78%, compared to 1.57% for the same period in 2007.  We believe our subscriber churn rate has been and is likely to continue to be negatively impacted by weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network.

We cannot assure you that we will be able to lower our subscriber churn rate, or that our subscriber churn rate will not increase.  We are focused on improving customer service and other areas of our operations, reducing signal theft and other forms of fraud, and launching new HD service and markets.  However, given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our earnings and free cash flow.

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

Even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to retain or sustain our historical net subscriber growth rates.

In addition, for the six months ended June 30, 2008, approximately 15 percent of our gross subscriber additions were generated through our distribution relationship with AT&T.  On June 30, 2008, AT&T notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008.  Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels.  Even if we were to enter into a new agreement with AT&T, we could still be materially adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services or if they continue or increase their promotion of competing services.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

PART II – OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Separation Agreement

In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off.  Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off.  Therefore, DISH has indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.

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

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008.  On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions.  Acacia has agreed to stipulate that all claims in the suit are invalid according to several of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit on appeal.  The Court, however, is permitting us to file additional invalidity motions.

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

PART II – OTHER INFORMATION - Continued

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

Channel Bundling Class Action

On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  We filed a motion to dismiss, which the Court denied in July 2008.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Datasec

During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent).  The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”  On August 7, 2008, Datasec voluntarily dismissed its action against us.

Distant Network Litigation

During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006.  Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives.  We have turned off all of our distant network channels and are no longer in the distant network business.  Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn.  The plaintiffs in that litigation allege that we are in violation of the Court’s injunction and have appealed a District Court decision finding that we are not in violation.  On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.

PART II – OTHER INFORMATION - Continued

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

PART II – OTHER INFORMATION - Continued

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal court attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The Court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The Court agreed, and denied our motion for summary judgment as a result.  The final impact of the Court’s ruling cannot be fully assessed at this time.  During April 2008, the Court granted plaintiff’s class certification motion.  Trial has been set for April 2009.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely

PART II – OTHER INFORMATION - Continued

addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.  In June 2008, we moved for summary judgment asking the Court to find, among other things, that the ’578 patent is invalid.

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

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs.  This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”).  We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.  Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the Injunction.  The Court has set September 4, 2008 as the hearing date for Tivo’s motion for contempt.

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $130 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court.  This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.

If we are unsuccessful in our appeal to the United States Supreme Court, or in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

Voom

On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court.  The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on DISH Network.  In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case.  Voom is claiming over $1.0 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II – OTHER INFORMATION - Continued

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2007 includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A for 2007.

Recently AT&T notified us that it intends to terminate our current distribution agreement.

In addition, for the six months ended June 30, 2008, approximately 15 percent of our gross subscriber additions were generated through our distribution relationship with AT&T.  On June 30, 2008, AT&T notified us that it intends to terminate our current distribution agreement effective as of December 31, 2008.  Our ability to maintain or grow our subscriber base will be adversely affected if we do not enter into a new agreement with AT&T and we are not able to develop comparable alternative distribution channels.  Even if we were to enter into a new agreement with AT&T, we could still be materially adversely affected if AT&T or other telecommunication providers de-emphasize or discontinue selling our services or if they continue or increase their promotion of competing services.

We currently depend on EchoStar for a substantial portion of our satellite services and substantially all of our digital broadcast operations.

EchoStar is currently our key provider of transponder leasing and our sole provider of digital broadcast operation services.  These services are provided pursuant to contracts that generally expire on January 1, 2010.  While we have certain rights to renew digital broadcast operation services, EchoStar will have no obligation to provide us transponder leasing after that date.  Therefore, if we are unable to extend these contracts on similar terms with EchoStar, or we are unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.

We may be required to raise and refinance indebtedness during unfavorable market conditions.

During 2008, we will have up to $1.0 billion of debt that will come up for repayment in the fourth quarter of 2008.  In addition, our business plans may require that we raise additional debt to capitalize on our business opportunities. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable interest rates.  We cannot predict with any certainty whether or not we will be impacted in the future by the current adverse credit market conditions which may adversely affect our ability to refinance our indebtedness, including our indebtedness which is subject to repayment in 2008 or to secure additional financing to support our growth initiatives.

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

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and

PART II – OTHER INFORMATION - Continued

results of operations. For instance, our EchoStar II satellite experienced a substantial failure that appears to have rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. As a result of this failure we had to relocate all programming and other services previously broadcast from EchoStar II to Echostar I, the primary satellite at the 148 degree location.

We are subject to digital HD “carry-one-carry-all” requirements that will cause capacity constraints.

In order to provide any analog local broadcast signal in any market today, we are required to retransmit all qualifying analog broadcast signals in that market (“carry-one-carry-all”). The digital transition in February 2009 will require all full-power broadcasters to cease transmission using analog signals and switch over to digital signals. The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming. During March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of broadcasters’ HD signals by February 2013. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. The broadcast digital transition will also require resource-intensive efforts by us to transition all broadcast signals from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.

In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in accordance with the phased-in HD carry-one, carry-all requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding.

Item 6. EXHIBITS

(a)	Exhibits.

4.1*
Indenture, dated as of May 27, 2008, relating to the 7¾% Senior Notes due 2015 issued by EchoStar DBS Corporation, among EchoStar DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the current report on Form 8-K of Dish Network Corporation filed on May 28, 2008).

4.2*
Registration Rights Agreement, dated as of May 27, 2008, among EchoStar DBS Corporation, the guarantors named on the signature pages thereto and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 4.2 to the current report on Form 8-K of Dish Network Corporation filed on May 28, 2008).

31.1	Section 302 Certification by Chairman and Chief Executive Officer.
31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.
32.1	Section 906 Certification by Chairman and Chief Executive Officer.
32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.
___________________
           Filed herewith.
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

Date:  August 8, 2008