Form 10-K/A
period 2007-12-31
ECHOSTAR DBS CORP
filed 2008-11-07
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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
DOCUMENTS INCORPORATED BY REFERENCE
          The following documents are incorporated into this Form 10-K by reference:
          None

EXPLANATORY NOTE
For the year ended December 31, 2007, EchoStar DBS Corporation became obligated for the first time to include in its Form 10-K management’s assessment of internal control over financial reporting. Our management performed that assessment and concluded that internal control over financial reporting was effective as of December 31, 2007. While our parent company properly included the required assessment in its Form 10-K for the year ended December 31, 2007, we mistakenly followed past practice and did not include that assessment in our Form 10-K.
We discovered our error and filed an Amendment to our Form 10-K on July 10, 2008 to include the necessary assessment. Following comments received from the staff of the SEC and subsequent discussions with the SEC staff, we have determined that even though our management performed the required assessment, and concluded that internal control over financial reporting was adequate as of December 31, 2007, our disclosure controls were ineffective as of that date, solely as a result of the omission of the assessment in our Form 10-K. We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the then applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended.
This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures.
Our parent company complied in a timely matter with the Form 10-K requirements, including Item 9A, for the fiscal year ended December 31, 2007, and this Form 10-K/A does not impact the Form 10-K of our parent company.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report solely as a result of our failure to report in Item 9A in the original Form 10-K that our management had indeed completed an assessment of our internal control over financial reporting. Such disclosure, which is required to be included in Item 9A by virtue of Item 308T of Regulation S-K, was included in the Amendment No. 1 on Form 10-K/A filed with the SEC on July 10, 2008. Following comments received from the staff of the SEC and subsequent discussions with the SEC staff, we determined that even though our management performed the required assessment, and concluded that our internal control over financial reporting was adequate as of December 31, 2007, our disclosure controls were ineffective as of that date, solely as a result of the omission of the assessment in our Form 10-K. We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the then applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended.
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
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
          (3) Exhibits

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No. 333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

Exhibit No.	Description

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed February 3, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 18, 2006, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	DNC 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DNC, Registration No. 33-91276).**

10.3*	Amended and Restated DNC 1999 Stock Incentive Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.5*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.6*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2002, Commission File No. 0-26176).

10.7*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.8*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.9*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

Exhibit No.	Description

10.11*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.12*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.22*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.23*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description

10.24*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.25*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.26*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.27*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.29*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.30*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.31*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.32*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.33*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.34*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2006, Commission File No. 0-26176).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2007, Commission File No. 333-31929).

31.1●	Section 302 Certification by Chairman and Chief Executive Officer.

31.2●	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1●	Section 906 Certification by Chairman and Chief Executive Officer.

32.2●	Section 906 Certification by Executive Vice President and Chief Financial Officer.

●	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR DBS CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of EDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of EchoStar DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2003, Commission File No. 333-31929).

3.1(c)*	Bylaws of EDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to EDBS 5 3/4% Senior Notes due 2008, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	Indenture, relating to EDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.3*	First Supplemental Indenture, relating to the 5 3/4% Senior Notes Due 2008, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.4*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2003, Commission File No. 0-26176).

4.5*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 1, 2004, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed February 3, 2006, Commission File No. 0-26176).

4.7*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between EDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DNC filed October 18, 2006, Commission File No. 0-26176).

10.1*	Form of Satellite Launch Insurance Declarations (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Dish Ltd., Registration No. 33-81234).

10.2*	DNC 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DNC, Registration No. 33-91276).**

10.3*	Amended and Restated DNC 1999 Stock Incentive Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.4*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DNC’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.5*	License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2002, Commission File No. 0-26176).

10.6*	Amendment No. 19 to License and OEM Manufacturing Agreement, dated July 1, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2002, Commission File No. 0-26176).

10.7*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2003, Commission File No. 0-26176).

10.8*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.9*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

Exhibit No.	Description

10.11*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.12*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DNC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DNC for the year ended December 31, 2004, Commission File No. 0-26176).

10.22*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.23*	Description of the 2005 Cash Incentive Plan dated January 22, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).**

Exhibit No.	Description

10.24*	Settlement Agreement and Release effective February 25, 2005 between EchoStar Satellite L.L.C., EchoStar DBS Corporation and the insurance carriers for the EchoStar IV satellite (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2005, Commission File No. 0-26176).

10.25*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.26*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DNC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DNC for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.27*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.28*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.29*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.30*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.31*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.32*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.33*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DNC filed July 7, 2005, Commission File No. 0-26176).**

10.34*	Description of the 2006 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DNC for the quarter ended March 31, 2006, Commission File No. 0-26176).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of EDBS for the year ended December 31, 2007, Commission File No. 333-31929).

31.1●	Section 302 Certification by Chairman and Chief Executive Officer.

31.2●	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1●	Section 906 Certification by Chairman and Chief Executive Officer.

32.2●	Section 906 Certification by Executive Vice President and Chief Financial Officer.

●	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.