Form 10-Q
period 2008-09-30
ECHOSTAR DBS CORP
filed 2008-11-14
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2008, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
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

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We face intense and increasing competition from satellite and cable television providers as well as new competitors, including telephone companies. Many of our competitors offer video services bundled with 2-way high-speed Internet access and telephone services that consumers may find attractive and which are likely to further increase competition. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet. The competitive environment may require us to increase promotional and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace some or all subscriber equipment and make substantial investments in our infrastructure. For example, the increase in demand for high definition (“HD”) programming requires not only upgrades to customer premises equipment but also substantial increases in satellite capacity. We may not be able to pass on to our customers the entire cost of these upgrades and investments, and there can be no assurance that we will be able to effectively compete with the HD programming offerings of our competitors.

•	DISH Network® gross subscriber additions may continue to decrease and subscriber turnover may continue to increase, in each case due to a variety of factors, such as increasing competition and worsening economic conditions, which are outside of our control, and other factors, such as our own operational inefficiencies and levels of customer satisfaction with our products and services, which are within our control, that would require significant investments and expenditures to overcome, which may have a material adverse effect on our results of operations and financial condition.

•	Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors adversely affecting the global and domestic economy. Unfavorable events in the economy, including a further deterioration in the credit and equity markets, could significantly affect consumer demand for our pay-TV services as consumers may delay purchasing decisions or reduce or reallocate their discretionary spending. Adverse economic conditions may also make it more difficult for us to access financing on acceptable terms or at all, cause us to impair our investment portfolio, and affect our ability to attract and retain subscribers.

•	We rely on EchoStar Corporation (“EchoStar”), which was owned by DISH Network Corporation (“DISH”), prior to its January 1, 2008 separation from us (the “Spin-off”), to design and develop set-top boxes and to provide transponder capacity, digital broadcast operations and other services for us. EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. We may be unable to renew agreements for these services with EchoStar on acceptable terms or at all. EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

•	The loss of our distribution relationship with AT&T on January 31, 2009 may impair our ability to generate gross and net subscriber additions, increase churn and impair our ability to generate revenue growth.

•	We have made and we will continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These

i

investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.

•	Satellite programming signals are subject to theft and we are subject to other forms of fraud. Theft of service and other forms of fraud could increase in the future, causing us to lose subscribers and revenue and to incur higher costs.

•	We depend on certain telecommunications providers, independent retailers and others to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions. A number of these resellers are not exclusive to us and also offer competitors’ products and services. Loss of one or more of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

•	We depend on others to produce the programming we distribute to our subscribers, programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all. Existing programming agreements could be subject to cancellation. We may be denied access to sports and other programming. Foreign programming is increasingly offered on other platforms. We may also be unable to obtain required retransmission consents. Our inability to obtain or renew attractive programming could cause our subscriber base and related revenue to decline and could cause our subscriber turnover to increase.

•	We depend on and are subject to government regulations and requirements, primarily those of the Federal Communications Commission (“FCC”). Government regulations and requirements could become more burdensome at any time, causing us to expend additional resources on compliance, and critical protections provided for by FCC rules and regulations to ensure non-discriminatory access to cable-owned programming assets may be reduced. In addition, we may lose (or have altered) existing or future government authorizations and licenses that are necessary to conduct our business. We may be unable to obtain needed FCC authorizations or export licenses.

•	We are highly leveraged and subject to numerous constraints on our ability to raise additional debt. We may be required to raise and/or refinance indebtedness during unfavorable market conditions. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current conditions, which may adversely affect our ability to refinance our indebtedness, or to secure additional financing to support our growth initiatives.

•	If we and EchoStar are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claims that EchoStar’s technology infringes Tivo’s patent, we could be prohibited from distributing DVRs supplied to us by EchoStar, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality using different technology and/or manufacturers other than EchoStar, the adverse affect on our business could be material. We could also have to pay substantial additional damages.

•	If our EchoStar X satellite experiences a significant failure, we could lose the ability to deliver local network channels in many markets. If any of our other owned or leased satellites experienced a significant failure, we could lose the ability to provide other critical programming to the continental United States.

•	Our satellite launches may be delayed or fail, or our owned or leased satellites may fail in orbit prior to the end of their scheduled lives which could cause extended interruptions of some of the channels we offer and impair our ability to attract and retain subscribers.

•	We do not carry insurance for any satellite launches or any of the in-orbit satellites that we own or lease, and we bear the risk of any launch or in-orbit satellite failures. Therefore, launch failures and/or failures of any of the in-orbit satellites that we own or lease could have a material adverse effect on our results of operations and financial position and could require us to take substantial impairment charges.

ii

•	Service interruptions arising from technical anomalies on satellites or on-ground components of our direct broadcast satellite system, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business.

•	We depend heavily on complex information technologies. Weaknesses in our information technology systems could have an adverse impact on our business. We may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure.

•	We may face actual or perceived conflicts of interest with EchoStar in a number of areas relating to our past, ongoing and future relationships, including: (i) cross officerships, directorships and stock ownership, (ii) related party transactions, including those that were entered into in connection with the Spin-off, and (iii) business opportunities.

•	We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with EchoStar through their positions at EchoStar or our management services agreement with EchoStar.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business.

•	We may be subject to claims that we infringe certain patents. There can be no assurance that we will be able to obtain licenses or redesign our products to avoid patent infringement.

•	We may pursue acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions that may require us to raise additional capital, (which may not be available on acceptable terms), could become substantial over time, involve a high degree of risk, and could expose us to significant financial losses if the underlying ventures are not successful.

•	We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and while no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), we could lose investor confidence in our financial reports, which could have a material adverse effect on our business.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this report, the words “EDBS,” the “Company,” “we,” “our” and “us” refer to EchoStar DBS Corporation and all direct and indirect wholly-owned subsidiaries, unless the context otherwise requires. “DISH” shall include DISH Network Corporation, EDBS and all direct and indirect wholly-owned subsidiaries of each. DISH Network Corporation is our ultimate parent company. “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$971,849	$482,251
Marketable investment securities	403,459	620,499
Restricted cash and cash equivalents (Note 5)	104,600	—
Trade accounts receivable — other, net of allowance for uncollectible accounts of $14,708 and $14,019, respectively	720,745	685,109
Trade accounts receivable — EchoStar	72,160	—
Advances to affiliates	341,644	78,578
Inventories, net	394,659	295,200
Current deferred tax assets	15,179	38,297
Other current assets	62,085	77,929
Other current assets — EchoStar	3,707	—

Total current assets	3,090,087	2,277,863
Restricted cash and marketable investment securities	63,060	159,046
Property and equipment, net of accumulated depreciation of $2,366,307 and $3,572,011, respectively	2,421,645	3,471,034
FCC authorizations	679,570	802,691
Intangible assets, net	5,426	150,424
Other noncurrent assets, net	85,093	169,319

Total assets	$6,344,881	$7,030,377

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$82,428	$289,649
Trade accounts payable — EchoStar	491,886	—
Advances from affiliates	—	85,613
Deferred revenue and other	847,762	853,791
Accrued programming	906,329	914,074
Income tax payable	—	145,747
Litigation accrual	104,600	—
Other accrued expenses	674,669	561,576
Current portion of capital lease obligations, mortgages and other notes payable	11,739	49,057
5 3/4% Senior Notes due 2008 (Note 8)	971,555	1,000,000

Total current liabilities	4,090,968	3,899,507

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015 (Note 8)	750,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion	222,794	547,608
Deferred tax liabilities	66,511	327,318
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	151,650	259,656

Total long-term obligations, net of current portion	5,190,955	5,134,582

Total liabilities	9,281,923	9,034,089

Commitments and Contingencies (Note 9)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,138,449	1,121,012
Accumulated other comprehensive income (loss)	(18,691)	396
Accumulated earnings (deficit)	(4,056,800)	(3,125,120)

Total stockholder’s equity (deficit)	(2,937,042)	(2,003,712)

Total liabilities and stockholder’s equity (deficit)	$6,344,881	$7,030,377

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue:
Subscriber-related revenue	$2,886,157	$2,694,718	$8,572,163	$7,914,076
Equipment sales and other revenue	41,915	95,117	95,750	270,869
Equipment sales — EchoStar	2,433	—	8,533	—
Transitional services and other revenue — EchoStar	6,273	—	19,714	—

Total revenue	2,936,778	2,789,835	8,696,160	8,184,945

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 10)	1,534,133	1,382,584	4,402,771	4,061,150
Satellite and transmission expenses (exclusive of depreciation shown below — Note 10):
EchoStar	76,848	—	232,798	—
Other	7,651	50,065	22,890	125,301
Equipment, transitional services and other cost of sales	69,315	66,874	131,488	189,952
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 10)	53,418	26,968	116,489	93,344
Other subscriber promotion subsidies	310,879	314,550	888,849	931,514
Subscriber acquisition advertising	73,469	60,521	178,800	157,521

Total subscriber acquisition costs	437,766	402,039	1,184,138	1,182,379
General and administrative — EchoStar	15,247	—	41,687	—
General and administrative	131,983	147,000	369,325	440,216
Depreciation and amortization (Note 10)	245,646	343,176	766,260	1,005,411

Total costs and expenses	2,518,589	2,391,738	7,151,357	7,004,409

Operating income (loss)	418,189	398,097	1,544,803	1,180,536

Other Income (Expense):
Interest income	15,792	27,413	44,976	75,918
Interest expense, net of amounts capitalized	(100,936)	(95,087)	(280,302)	(280,298)
Other	49,507	(645)	47,610	(848)

Total other income (expense)	(35,637)	(68,319)	(187,716)	(205,228)

Income (loss) before income taxes	382,552	329,778	1,357,087	975,308
Income tax (provision) benefit, net	(158,842)	(124,652)	(520,563)	(365,187)

Net income (loss)	$223,710	$205,126	$836,524	$610,121

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$836,524	$610,121
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	766,260	1,005,411
Equity in losses (earnings) of affiliates	(501)	—
Realized and unrealized losses (gains) on investments	(49,136)	—
Non-cash, stock-based compensation recognized	11,690	16,305
Deferred tax expense (benefit)	(236)	136,374
Other, net	5,937	5,309
Change in noncurrent assets	8,382	(5,253)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	23,742	(15,549)
Changes in current assets and current liabilities, net	(440,503)	63,983

Net cash flows from operating activities	1,162,159	1,816,701

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,215,143)	(2,275,069)
Sales and maturities of marketable investment securities	4,413,731	2,070,732
Purchases of property and equipment	(916,105)	(819,794)
Change in restricted cash and marketable investment securities	(11,764)	—
Proceeds from the sale of strategic investment	106,200	—
FCC authorizations	—	(57,463)
Purchase of strategic investments included in noncurrent assets and other	—	(21,775)
Other	(974)	206

Net cash flows from investing activities	(624,055)	(1,103,163)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off (Note 1)	(27,723)	—
Proceeds from issuance of 7 3/4% Senior Notes due 2015 (Note 8)	750,000	—
Deferred debt issuance costs	(4,972)	—
Dividend to EchoStar Orbital Corporation (our parent company)	(600,000)	(1,030,805)
Capital distribution to affiliate	(130,299)	—
Repurchases of 5 3/4% Senior Notes due 2008	(28,445)	—
Repayment of capital lease obligations, mortgages and other notes payable	(7,067)	(31,812)
Excess tax benefits recognized on stock option exercises	—	4,090

Net cash flows from financing activities	(48,506)	(1,058,527)

Net increase (decrease) in cash and cash equivalents	489,598	(344,989)
Cash and cash equivalents, beginning of period	482,251	1,513,634

Cash and cash equivalents, end of period	$971,849	$1,168,645

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$230,639	$251,605

Capitalized interest	$5,607	$4,676

Cash received for interest	$44,976	$75,918

Cash paid for income taxes	$27,780	$34,290

Satellite financed under capital lease obligations	$—	$198,219

Satellite and other vendor financing	$23,314	$—

Net assets distributed in connection with the Spin-off, excluding cash and cash equivalents	$1,012,983	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
EchoStar DBS Corporation (which together with its subsidiaries is referred to as “EDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect wholly-owned subsidiary of DISH Network Corporation, formerly known as EchoStar Communications Corporation, a publicly traded company listed on the Nasdaq Global Select Market. EDBS was formed under Colorado law in January 1996 and its common stock is held by EchoStar Orbital Corporation, a direct subsidiary of DISH Network Corporation. We operate the DISH Network® television service, which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.780 million subscribers as of September 30, 2008. Unless otherwise stated herein, or the context otherwise requires, references herein to “DISH” shall include DISH Network Corporation, EDBS and all direct and indirect wholly-owned subsidiaries of each.
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
Spin-off of EchoStar Corporation and Technology and Certain Infrastructure Assets
On January 1, 2008, DISH completed a tax-free distribution of its technology and set-top box business and certain infrastructure assets, the majority of which were held by us, (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH and EchoStar now operate separately, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chief Executive Officer and Chairman of our board of directors. The two entities consist of the following:
•	DISH Network Corporation – which retained its subscription television business, the DISH Network® service, and

•	EchoStar Corporation – which sells equipment, including set-top boxes and related components, to DISH and international customers, and provides digital broadcast operations and satellite services to DISH and other customers.
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

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”). Certain prior period amounts have been reclassified to conform to the current period presentation. Variable rate demand notes (“VRDNs”), which we previously reported as cash and cash equivalents, are now classified as current marketable investment securities (see Note 5). We held VRDNs on

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
December 31, 2007 and continued to hold VRDNs as of September 30, 2008. As a result of this reclassification, “Purchases of marketable investment securities” and “Sales and maturities of marketable investment securities” in “Net cash flows from investing activities” on our Condensed Consolidated Statements of Cash Flows have been reclassified for all prior periods. The ongoing purchase and sale of VRDNs now appear on our cash flow statement under “Cash flows from investing activities.
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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$223,710	$205,126	$836,524	$610,121
Foreign currency translation adjustments	—	77	—	110
Unrealized holding gains (losses) on available-for-sale securities	(5,592)	(933)	(14,709)	(721)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	—	—	—
Deferred income tax (expense) benefit	(5,024)	356	(1,577)	277

Comprehensive income (loss)	$213,094	$204,626	$820,238	$609,787

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In addition to being included in DISH’s federal income tax return, we and our subsidiaries, file income tax returns in all states that impose an income tax and in a small number of foreign jurisdictions where we have insignificant operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of September 30, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	3,726
Additions for tax positions of prior years	106,098

Balance as of September 30, 2008	$129,984

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other income (expense)” on our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2008, we recorded $1 million and $6 million in interest and penalty expense to earnings, respectively. Accrued interest and penalties was $8 million at September 30, 2008.
We have $122 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. Of this amount, it is reasonably possible that $103 million may be paid or effectively settled within the next twelve months, depending on the resolution of a change in accounting method filed with the Internal Revenue Service.
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
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
3. Stock-Based Compensation
Stock Incentive Plans
In connection with the Spin-off, as provided in existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH stock option was converted into two options as follows:
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
DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of September 30, 2008, there were outstanding under these plans options to acquire 14.8 million shares of DISH’s Class A common stock and 0.5 million restricted stock awards associated with our employees. In general, stock options granted through September 30, 2008 were granted with exercise prices equal to or greater than the market value of DISH’s Class A common stock at the date of grant and with a maximum term of ten years. While historically DISH’s board of directors has issued options subject to vesting, typically at the rate of 20% per year, some options have been granted with immediate vesting and other options vest only upon the achievement of certain company-wide objectives. As of September 30, 2008, DISH had 64.3 million shares of its Class A common stock available for future grant under its stock incentive plans.
As of September 30, 2008, the following stock incentive awards were outstanding:

As of September 30, 2008
	DISH Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by EDBS employees	14,847,200	452,495	3,199,525	90,481

DISH is responsible for fulfilling all stock incentive awards related to DISH common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”) our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH or EchoStar.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.
Stock Award Activity
DISH stock option activity (including performance and non-performance based options) associated with our employees for the nine months ended September 30, 2008 was as follows:

	For the Nine Months
	Ended September 30, 2008
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period*	14,786,967	$22.80
Granted	1,188,500	28.46
Exercised	(549,117)	24.18
Forfeited and cancelled	(579,150)	30.41

Total options outstanding, end of period	14,847,200	24.04

Performance based options outstanding, end of period**	6,458,500	17.63

Exercisable at end of period	4,962,100	29.45

*	Prior year amounts have been adjusted to reflect the transfer of employees to EchoStar in connection with the Spin-off.

**	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which DISH’s management has determined are not probable as of September 30, 2008.
We realized $3 million and $9 million of tax benefits from stock options exercised during the nine months ended September 30, 2008 and 2007, respectively. Based on the closing market price of DISH’s Class A common stock on September 30, 2008, the aggregate intrinsic value of outstanding stock options associated with our employees was $43 million. Of that amount, options with an aggregate intrinsic value of $2 million were exercisable at the end of the period.
DISH restricted stock award activity (including performance and non-performance based options) associated with our employees for the nine months ended September 30, 2008 was as follows:

	For the Nine Months
	Ended September 30, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period*	538,746	$26.56
Granted	—	—
Exercised	(30,000)	26.66
Forfeited and cancelled	(56,251)	29.60

Total restricted stock awards outstanding, end of period	452,495	26.23

Restricted performance units outstanding, end of period**	382,495	26.24

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

*	Prior year amounts have been adjusted to reflect the transfer of employees to EchoStar in connection with the Spin-off.

**	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term goal which DISH’s management has determined is not probable as of September 30, 2008.
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
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded on our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of either of the goals was not probable as of September 30, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the nine months ended September 30, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the nine months ended September 30, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.

	Total		Vested Portion
	1999 LTIP	2005 LTIP	1999 LTIP	2005 LTIP
	(In thousands)
DISH awards held by EDBS employees	$21,609	$49,873	$19,772	$12,654
EchoStar awards held by EDBS employees	4,387	10,126	4,015	2,569

Total	$25,996	$59,999	$23,787	$15,223

Of the 14.8 million options and 0.5 million restricted stock awards outstanding under the DISH stock incentive plans associated with our employees, as of September 30, 2008, the following awards were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	As of
	September 30, 2008
		Weighted-
		Average
	Stock	Exercise
Long-Term Performance-Based Plans	Awards	Price
1999 LTIP options	3,168,000	$9.77
2005 LTIP options	3,290,500	$25.51
2005 LTIP restricted performance units	382,495	$26.24

	6,840,995

No awards were granted under the 1999 LTIP or 2005 LTIP during the nine months ended September 30, 2008.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three and nine months ended September 30, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Subscriber-related	$127	$155	$414	$458
Satellite and transmission	—	89	—	306
General and administrative	2,185	2,976	6,773	9,303

Total non-cash, stock based compensation	$2,312	$3,220	$7,187	$10,067

As of September 30, 2008, our total unrecognized compensation cost related to the non-performance based unvested stock options was $31 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.4% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three and nine months ended September 30, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.15%	4.21% - 4.49%	2.74% - 3.42%	4.50% - 4.77%
Volatility factor	24.90%	18.63% - 23.95%	19.98% - 24.90%	20.20% - 22.29%
Expected term of options in years	6.1	6.0 - 10.0	6.0 - 6.1	6.0 - 10.0
Weighted-average fair value of options granted	$6.65	$13.70 - $21.41	$6.65 - $8.72	$13.68 - $20.08
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for DISH’s stock as new events or changes in circumstances become known.
4. Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods — DBS	$213,627	$159,894
Raw materials	119,994	69,021
Work-in-process — used	78,771	67,542
Work-in-process — new	3,784	13,417

Subtotal	416,176	309,874
Inventory allowance	(21,517)	(14,674)

Inventories, net	$394,659	$295,200

5. Investment Securities
Marketable Investment Securities
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
Investments in Debt and Equity Securities
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $113 million and $125 million, respectively.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of September 30, 2008
Marketable Investment Securities	Total	Level 1	Level 2	Level 3
Current marketable investment securities	$403,459	$345,109	$58,350	$—
Noncurrent – restricted marketable investment securities	57,740	57,740	—	—

Total marketable investment securities at fair value	$461,199	$402,849	$58,350	$—

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
As of September 30, 2008 and December 31, 2007, we had accumulated unrealized losses net of related tax effect of $19 million and accumulated unrealized gains net of related tax effect of less than $1 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” During the nine months ended September 30, 2008, in accordance with our impairment policy, we recorded $11 million in charges to earnings for “other than temporary” declines in the fair value of our marketable investment securities. During the nine months ended September 30, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.
Other Investment Securities
We also have several strategic investments in certain equity securities which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets. Our other investment securities consist of the following:

	As of
	September 30,	December 31,
Other Investment Securities	2008	2007
	(In thousands)
Cost method	$5,738	$59,038
Equity method	19,670	19,169

Total	$25,408	$78,207

During the three and nine months ended September 30, 2008, we recorded a $53 million gain on the sale of a non-marketable investment with a carrying value of $53 million accounted for under the cost method.

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
Restricted Cash and Marketable Investment Securities
As of September 30, 2008 and December 31, 2007, restricted cash and marketable investment securities included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of September 30, 2008 and December 31, 2007 included $105 million and $101 million, respectively, in escrow related to our litigation with Tivo. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from the escrow account to Tivo.
6. Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator, five of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We lease capacity on six satellites from EchoStar with terms of up to two years and we account for these as operating leases. (See Note 13 for further discussion of our satellite leases with EchoStar.) We also lease one satellite from a third party, which is accounted for as a capital lease pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital lease is depreciated over the fifteen year term of the satellite service agreement.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar I. EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit. However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failures, including our own EchoStar II, discussed below. While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I, which was launched in December 1995, is fully depreciated.
EchoStar II. On July 14, 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. All programming and other services previously broadcast from EchoStar II were restored to EchoStar I, the primary satellite at the 148 degree location, within several hours after the failure. The $6 million book value of EchoStar II was written-off during the second quarter of 2008.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. These issues have not impacted commercial operation of the satellite. Prior to 2008, EchoStar V also experienced anomalies resulting in the loss of ten solar array strings. During 2008, three additional solar array strings on the satellite have failed. The solar array failures, which will result in a reduction in the number of transponders to which power can be provided in later years, have not impacted commercial operation of the satellite to date. As of October 2008, EchoStar V was fully depreciated.
EchoStar XI. EchoStar XI was launched in July 2008 and commenced commercial operation at the 110 degree orbital location during August 2008, where it provides additional high-powered capacity to support expansion of our programming services, including high definition programming.
EchoStar XV. On April 14, 2008, Space Systems/Loral, Inc. began the construction of EchoStar XV, a direct broadcast satellite expected to launch during 2010. This satellite will enable better bandwidth utilization, provide back-up protection for our existing offerings, and could allow us to offer other value-added services.
AMC-14. In connection with the Spin-off, we distributed our AMC-14 satellite lease agreement with SES Americom (“SES”) to EchoStar with the intent to lease the entire capacity of the satellite from EchoStar. During March 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. We did not incur any financial liability as a result of the AMC-14 satellite being declared a total loss.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
7. Intangible Assets
As of September 30, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$—	$—	$188,205	$(60,381)
Customer and reseller relationships	—	—	73,298	(68,466)
Technology-based	5,814	(388)	25,500	(7,732)

Total	$5,814	$(388)	$287,003	$(136,579)

As of January 1, 2008, intangible assets held by us with a net book value of $146 million were ultimately distributed to EchoStar in connection with the Spin-off (see Note 1). Amortization of our intangible assets was less than $1 million and $9 million for the three months ended September 30, 2008 and 2007, respectively. Amortization was $5 million and $27 million for the nine months ended September 30, 2008 and 2007, respectively.
8. Long-Term Debt
5 3/4% Senior Notes due 2008
During the three months ended September 30, 2008, we repurchased $28 million of our 5 3/4% Senior Notes due 2008 in open market transactions. On October 1, 2008, the remaining balance of $972 million was redeemed.
7 3/4% Senior Notes due 2015
On May 27, 2008, we sold $750 million aggregate principal amount of our seven-year, 7 3/4% Senior Notes due May 31, 2015. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year, commencing on November 30, 2008. The net proceeds that we received from the sale of the notes are intended to be used for general corporate purposes.
The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest. Prior to May 31, 2011, we may also redeem up to 35% of each of the 7 3/4% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7 3/4% Senior Notes are:
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on EDBS’ capital stock or repurchase EDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
Capital Lease Obligations
Future minimum lease payments under our capital lease obligations remaining after the Spin-off, together with the present value of the net minimum lease payments as of September 30, 2008, are as follows (in thousands):

For the Years Ended December 31,
2008 (remaining three months)	$12,000
2009	48,000
2010	48,000
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	652,000
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(353,220)

Net minimum lease payments	298,780
Less: Amount representing interest	(111,299)

Present value of net minimum lease payments	187,481
Less: Current portion	(8,290)

Long-term portion of capital lease obligations	$179,191

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
9. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of September 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$5,721,555	$971,555	$—	$—	$1,000,000	$—	$500,000	$3,250,000
Satellite-related obligations	1,181,761	25,997	66,188	94,476	94,476	94,476	94,476	711,672
Capital lease obligations	187,481	2,015	8,445	9,097	9,800	10,556	11,371	136,197
Operating lease obligations	104,091	10,944	39,988	19,402	13,606	7,731	4,546	7,874
Purchase obligations	1,500,077	1,159,827	246,749	43,651	14,859	15,334	15,827	3,830
Mortgages and other notes payable	47,051	840	4,102	4,140	4,372	4,619	4,180	24,798

Total	$8,742,016	$2,171,178	$365,472	$170,766	$1,137,113	$132,716	$630,400	$4,134,371

The table above does not include $130 million of liabilities associated with unrecognized tax benefits which were accrued under the provisions of FIN 48, discussed in Note 2, and are included on our Condensed Consolidated Balance Sheets as of September 30, 2008. Of this amount, it is reasonably possible that $103 million may be paid or settled within the next twelve months.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $535 million over the next eight years. As of September 30, 2008, we have not recorded a liability on the balance sheet for these guarantees.
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
Contingencies
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent),

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to certain systems and methods for transmission of digital data. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.” In September 2008, Datasec voluntarily dismissed its case without prejudice.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. In October 2008, we reached a settlement with Superguide which did not have a material impact on our results of operations.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. A hearing was held on Tivo’s motion for contempt on September 4, 2008 and we are waiting for a decision from the District Court.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.

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
10. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Equipment leased to customers	$203,730	$230,221	$625,769	$652,222
Satellites*	21,581	64,346	71,596	184,580
Furniture, fixtures, equipment and other*	18,817	37,651	60,674	135,653
Identifiable intangible assets subject to amortization*	290	8,999	4,718	27,033
Buildings and improvements*	1,228	1,959	3,503	5,923

Total depreciation and amortization	$245,646	$343,176	$766,260	$1,005,411

*	The period-over-period decreases in depreciation and amortization expense are primarily a result of the distribution of depreciable assets to EchoStar in connection with the Spin-off (see Note 1).
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
DISH Network	$2,936,781	$2,716,006	$8,696,165	$8,001,394
ETC	—	49,136	—	118,721
All other	—	33,619	—	98,079
Eliminations	—	(4,434)	—	(18,874)

Total DISH consolidated	2,936,781	2,794,327	8,696,165	8,199,320
Other DISH activity	(3)	(4,492)	(5)	(14,375)

Total revenue	$2,936,778	$2,789,835	$8,696,160	$8,184,945

Net income (loss):
DISH Network	$91,895	$190,880	$686,363	$577,290
ETC	—	3,434	—	(5,806)
All other	—	5,366	—	9,535

Total DISH consolidated	91,895	199,680	686,363	581,019
Other DISH activity	131,815	5,446	150,161	29,102

Total net income (loss)	$223,710	$205,126	$836,524	$610,121

Geographic Information

	United
	States	International	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of September 30, 2008	$3,106,641	$—	$3,106,641

As of December 31, 2007	$4,421,739	$2,410	$4,424,149

Revenue
For the nine months ended September 30, 2008	$8,696,160	$—	$8,696,160

For the nine months ended September 30, 2007	$8,121,769	$63,176	$8,184,945

Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. Following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one geographic region.
12. Financial Information for Subsidiary Guarantors
EchoStar DBS Corporation’s senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries, as defined by Securities and Exchange Commission regulations. The stand alone entity EchoStar DBS Corporation has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
13. Related Party
Related Party Transaction with DISH
During the third quarter 2008, we purchased EchoStar XI from EchoStar Orbital II L.L.C. (“EOLLC II”), an indirect wholly-owned subsidiary of DISH Network, and our affiliate, for its fair value of approximately $330 million. We assumed $17 million in vendor financing and the difference, or $313 million, was paid to our affiliate.  We recorded the satellite at EOLLC II’s carrying value of $200 million and recorded the difference, or $130 million, as a capital distribution to our parent company, EchoStar Orbital Corporation.
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
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. DISH entered into a transition services agreement with EchoStar pursuant to which DISH, or one of its subsidiaries, provide certain transitional services to EchoStar. Under the transition services agreement, EchoStar has the right, but not the obligation, to receive the following services from DISH: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services. The transition services agreement has a term of no longer than two years. DISH may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Management Services Agreement. In connection with the Spin-off, DISH entered into a management services agreement with EchoStar pursuant to which DISH makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel is employed as DISH’s Vice Chairman but also provides services to EchoStar as an advisor. EchoStar makes payments to DISH based upon an allocable portion of the personnel costs and expenses incurred by DISH with respect to such officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by DISH’s executive officers performing services for EchoStar under the management services agreement. EchoStar will also reimburse DISH for direct out-of-pocket costs incurred by DISH for management services provided to EchoStar. DISH and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH and EchoStar mutually agree upon.
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
Real Estate Lease Agreement. During the three months ended September 30, 2008, DISH subleased space at 185 Varick Street, New York, New York for a period of approximately seven years to EchoStar. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.
“Satellite and transmission expenses — EchoStar”
Broadcast Agreement. DISH entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling DISH to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years; however, DISH has the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. DISH may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If DISH terminates teleport services for a reason other than EchoStar’s breach, DISH shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.
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

ECHOSTAR DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the three and nine months ended September 30, 2008, we purchased set-top box and other equipment from EchoStar totaling $462 million and $1.134 billion, respectively. Of these amounts, $53 million and $116 million, respectively, are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.
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
“General and administrative — EchoStar”
Product Support Agreement. DISH needs EchoStar to provide product support (including certain engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to DISH. As a result, DISH entered into a product support agreement, under which DISH has the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH may terminate the product support agreement for any reason upon sixty days prior written notice.
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
Tax sharing agreement
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
Other EchoStar transactions
Nimiq 5 Agreement. On March 11, 2008, EchoStar entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to EchoStar of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7 W.L. orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, EchoStar also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), our wholly-owned subsidiary, pursuant to which DISH L.L.C. will receive service from EchoStar on all of the BSS transponders covered by the Transponder Agreement (the “DISH Agreement”). DISH guaranteed certain obligations of EchoStar under the Transponder Agreement.
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

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Overview
We have historically positioned the DISH Network satellite television service as the leading low-cost provider of multi-channel pay TV services principally by offering lower cost programming packages. At the same time we have sought to offer high quality programming, best-in-class technology and superior customer service.
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
During the third quarter 2008, we experienced a net loss of 10,000 DISH Network subscribers. We believe this net loss resulted primarily from weak economic conditions, aggressive promotional offerings by our competition, our relative discipline in the amount of discounted programming or equipment we currently offer, the heavy marketing of HD service by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.
Our operating costs grew faster than our revenues in the most recent quarter and we can provide no assurance that this trend will not continue in future periods. Market demand for more advanced technology equipment and a very competitive environment have caused us to increase our customer acquisition and retention costs. Customer equipment upgrades are the largest component of our retention activity. Increased upgrades were primarily driven by customer demand for HD and large capacity DVR receivers, and by our decision to transmit certain channels exclusively in MPEG-4. We believe the resulting increase in available satellite bandwidth outweighs the short-term cost of switching out equipment for some customers, which we expect to continue at least through the first half of 2009.
Furthermore, we have made and we will continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Capital Requirements and Adverse Economic Conditions. Our ability to increase our income or to generate additional revenues will depend in part on our ability to identify and successfully exploit opportunities to acquire other businesses or technologies, enter into strategic partnerships and organically grow our business, including through the development of the 700MHz spectrum that we recently purchased. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular,

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
current dislocations in the credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon new business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.
Furthermore, adverse economic conditions, including further deterioration in the credit and equity markets or wavering consumer confidence, could affect consumer demand for pay-TV services as consumers may delay purchasing decisions or reduce or reallocate discretionary spending. In addition, if we are unable to effectively scale in order to provide advanced customer premises equipment and programming offerings, we may have to devote substantial resources towards these internal initiatives rather than strategic and organic growth initiatives which could ultimately harm our business, financial condition and results of operations.
Liquidity Considerations. As of September 30, 2008, we had $972 million of cash and cash equivalents and $403 million of current marketable investment securities. On October 1, 2008, we redeemed the remaining balance of $972 million of our 5 3/4% Senior Notes due 2008, with existing cash and cash equivalents and current marketable investment securities. We expect that our future working capital, capital expenditure and debt service requirements will be satisfied from existing cash and marketable investment securities balances, cash generated from operations or through new additional capital. However, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to fund our working capital, capital expenditure and debt service requirements and support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, also cause us to defer or abandon profitable new business strategies that we would otherwise pursue if financing were available on acceptable terms.
The Spin-off. Effective January 1, 2008, DISH completed the separation of the assets and businesses it owned and operated historically into two companies (the “Spin-off”):
•	DISH Network Corporation (“DISH”), through which we retain our pay-TV business, and

•	EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation, which operates the digital set top box business, and holds certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH.
DISH and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, a majority of the voting power of the shares of both companies is controlled by our chief executive officer and chairman, Charles W. Ergen. In connection with the Spin-off, DISH entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which will have an impact in the future on several of our key operating metrics. DISH has entered into certain agreements with EchoStar subsequent to the Spin-off and may enter into additional agreements with EchoStar in the future.
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

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” includes revenue related to equipment sales, and transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, which were previously performed internally, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services. In addition, this category includes the cost of leasing satellite and transponder capacity on satellites that were distributed to EchoStar in connection with the Spin-off.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” includes transponder leases and other related services. Prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services, which were previously performed internally.
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

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
“Other” income (expense). The main components of “Other” income and expense are equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
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

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2008	2007	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$2,886,157	$2,694,718	$191,439	7.1
Equipment sales and other revenue	41,915	95,117	(53,202)	(55.9)
Equipment sales, transitional services and other revenue — EchoStar	8,706	—	8,706	NM

Total revenue	2,936,778	2,789,835	146,943	5.3

Costs and Expenses:
Subscriber-related expenses	1,534,133	1,382,584	151,549	11.0
% of Subscriber-related revenue	53.2%	51.3%
Satellite and transmission expenses — EchoStar	76,848	—	76,848	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — other	7,651	50,065	(42,414)	(84.7)
% of Subscriber-related revenue	0.3%	1.9%
Equipment, transitional services and other cost of sales	69,315	66,874	2,441	3.7
Subscriber acquisition costs	437,766	402,039	35,727	8.9
General and administrative	147,230	147,000	230	0.2
% of Total revenue	5.0%	5.3%
Depreciation and amortization	245,646	343,176	(97,530)	(28.4)

Total costs and expenses	2,518,589	2,391,738	126,851	5.3

Operating income (loss)	418,189	398,097	20,092	5.0

Other Income (Expense):
Interest income	15,792	27,413	(11,621)	(42.4)
Interest expense, net of amounts capitalized	(100,936)	(95,087)	(5,849)	(6.2)
Other	49,507	(645)	50,152	NM

Total other income (expense)	(35,637)	(68,319)	32,682	47.8

Income (loss) before income taxes	382,552	329,778	52,774	16.0
Income tax (provision) benefit, net	(158,842)	(124,652)	(34,190)	(27.4)
Effective tax rate	41.5%	37.8%

Net income (loss)	$223,710	$205,126	$18,584	9.1

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.695	0.085	0.6
DISH Network subscriber additions, gross (in millions)	0.825	0.904	(0.079)	(8.7)
DISH Network subscriber additions (losses), net (in millions)	(0.010)	0.110	(0.120)	(109.1)
Average monthly subscriber churn rate	2.02%	1.94%	0.08%	4.1
Average monthly revenue per subscriber (“ARPU”)	$69.82	$66.01	$3.81	5.8
Average subscriber acquisition cost per subscriber (“SAC”)	$735	$646	$89	13.8
EBITDA	$713,342	$740,628	$(27,286)	(3.7)

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of September 30, 2008, we had approximately 13.780 million DISH Network subscribers compared to approximately 13.695 million subscribers at September 30, 2007, an increase of 0.6%. DISH Network added approximately 825,000 gross new subscribers for the three months ended September 30, 2008, compared to approximately 904,000 gross new subscribers during the same period in 2007.
DISH Network lost approximately 10,000 net subscribers for the three months ended September 30, 2008, compared to adding approximately 110,000 net new subscribers during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the three months ended September 30, 2008 was 2.02%, compared to 1.94% for the same period in 2007. Given the increasingly competitive nature of our industry, it may not be possible to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our earnings and free cash flow.
We believe our gross and net subscriber additions as well as our subscriber churn have been negatively impacted by weak economic conditions, aggressive promotional offerings by our competition, the heavy marketing of HD service offerings by our competition, the growth of fiber-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We can not assure you that we will be able to increase our gross and net subscriber additions or reduce our subscriber churn. We may also be required to substantially increase our spending in order to increase our gross and net subscriber additions and reduce or prevent an increase in our subscriber churn.
Our gross and net subscriber additions, and our entire subscriber base are negatively impacted when existing and new competitors offer attractive promotions or attractive product and service alternatives, including, among other things, video services bundled with broadband and other telecommunications services, better priced or more attractive programming packages, including broader HD programming, and a larger number of HD and standard definition local channels, and more compelling consumer electronic products and services, including DVRs, video on demand services and receivers with multiple tuners. We also expect to face increasing competition from content and other providers who distribute video services directly to consumers over the Internet.
Even if our subscriber churn rate remains constant or declines, we will be required to attract increasing numbers of new DISH Network subscribers simply to retain and sustain our historical net subscriber growth rates.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.886 billion for the three months ended September 30, 2008, an increase of $191 million or 7.1% compared to the same period in 2007. This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $69.82 during the three months ended September 30, 2008 versus $66.01 during the same period in 2007. The $3.81 or 5.8% increase in ARPU was primarily attributable to (i) price increases in February 2008 on some of our most popular programming packages, (ii) increased penetration of HD programming driven in part by the availability of HD local channels, (iii) an increase in hardware related fees, including fees for DVR, (iv) an increase in fees earned from our DishHOME Protection Plan, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenues from our original agreement with AT&T.

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $42 million during the three months ended September 30, 2008, a decrease of $53 million or 55.9% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the three months ended September 30, 2007, our set-top box business that was distributed to EchoStar accounted for $62 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $9 million during the three months ended September 30, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.534 billion during the three months ended September 30, 2008, an increase of $152 million or 11.0% compared to the same period 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content, customer retention, call center operations, in-home service, and the refurbishment and repair of receiver systems used in our equipment lease programs. Customer equipment upgrades are the largest component of our retention activity. Increased upgrades were primarily driven by customer demand for HD and large capacity DVR receivers, and by our decision to transmit certain channels exclusively in MPEG-4. We believe the resulting increase in available satellite bandwidth outweighs the short-term cost of switching out equipment for some customers, which we expect to continue at least through the first half of 2009. The increases related to call center operations and in-home service were driven in part by investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 53.2% and 51.3% of “Subscriber-related revenue” during the three months ended September 30, 2008 and 2007, respectively. The increase in this expense to revenue ratio primarily resulted from an increase in the costs mentioned above, partially offset by an increase in ARPU and a decrease in costs associated with our original agreement with AT&T.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $77 million during the three months ended September 30, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost. The increase in satellite and transmission expenses for this leased satellite capacity is offset to some extent by lower depreciation expense as we no longer recognize depreciation on these satellites which are now owned by EchoStar.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $8 million during the three months ended September 30, 2008, a $42 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Satellite and transmission expenses are likely to increase further to the extent we increase the size of our owned and leased satellite fleet, obtain in-orbit satellite insurance, increase our leased uplinking capacity and launch additional HD local markets and other new programming services.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $69 million during the three months ended September 30, 2008, an increase of $2 million or 3.7% compared to the same period in 2007. The increase primarily resulted from charges for obsolete inventory, additional costs related to our transitional services and other agreements with EchoStar, and an increase in other cost of sales. These increases were partially offset by the elimination of the cost of sales related to the distribution of our set-top box business. During the three months ended September 30, 2007, the costs associated with our set-top box business that was distributed to EchoStar accounted for $38 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $438 million for the three months ended September 30, 2008, an increase of $36 million or 8.9% compared to the same period in 2007. This increase was primarily attributable to an increase in SAC discussed below, partially offset by the decline in gross new subscribers.
SAC. SAC was $735 during the three months ended September 30, 2008 compared to $646 during the same period in 2007, an increase of $89, or 13.8%. This increase was primarily attributable to an increase in the number of DISH Network subscribers selecting higher priced advanced products, such as HD receivers, DVRs and receivers with multiple tuners, higher acquisition advertising costs and an increase in promotional incentives paid to our independent retailer network. Additionally, our equipment costs were higher during the three months ended September 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the three months ended September 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled approximately $169 million and $184 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended September 30, 2008 and 2007, these amounts totaled $34 million and $27 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. The bandwidth benefits from MPEG-4 and 8PSK can be independently achieved. In addition, given that most of our HD content is broadcast in MPEG-4 and 8PSK, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may cause our subscriber acquisition and retention costs to increase. By the end of 2008, we expect that all new receivers that we

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
purchase from third-party manufacturers will have MPEG-4 technology, but we will continue to refurbish and redeploy MPEG-2 receivers indefinitely.
Our “Subscriber acquisition costs,” both in aggregate and on a per new subscriber activation basis, may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.
General and administrative expenses. “General and administrative expenses” totaled $147 million during the three months ended September 30, 2008, an increase of less than $1 million or 0.2% compared to the same period in 2007. This increase was primarily attributable to higher administrative costs to support the DISH Network, partially offset by a decline in costs associated with the reduction in headcount resulting from the Spin-off. “General and administrative expenses” represented 5.0% and 5.3% of “Total revenue” during the three months ended September 30, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously
Depreciation and amortization. “Depreciation and amortization” expense totaled $246 million during the three months ended September 30, 2008, a decrease of $98 million or 28.4% compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of the distribution to EchoStar of several satellites, uplink and satellite transmission assets, real estate and other assets in connection with the Spin-off.
Interest income. “Interest income” totaled $16 million during the three months ended September 30, 2008, a decrease of $12 million compared to the same period in 2007. This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities during the third quarter 2008.
Other. “Other” income totaled $50 million during the three months ended September 30, 2008. This change resulted from the $53 million gain on the sale of a non-marketable investment during the third quarter 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $713 million during the three months ended September 30, 2008, a decrease of $27 million or 3.7% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2008	2007
	(In thousands)
EBITDA	$713,342	$740,628
Less:
Interest expense (income), net	85,144	67,674
Income tax provision (benefit), net	158,842	124,652
Depreciation and amortization	245,646	343,176

Net income (loss)	$223,710	$205,126

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
Income tax (provision) benefit, net. Our income tax provision was $159 million during the three months ended September 30, 2008, an increase of $34 million compared to the same period in 2007. The increase was primarily due to the change in “Income (loss) before income taxes” and the increase in the effective tax rate as a result of changes in estimates in prior period state tax expense recorded in the current period.

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Net income (loss). Net income was $224 million during the three months ended September 30, 2008, an increase of $19 million compared to $205 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2008	2007	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$8,572,163	$7,914,076	$658,087	8.3
Equipment sales and other revenue	95,750	270,869	(175,119)	(64.7)
Equipment sales, transitional services and other revenue — EchoStar	28,247	—	28,247	NM

Total revenue	8,696,160	8,184,945	511,215	6.2

Costs and Expenses:
Subscriber-related expenses	4,402,771	4,061,150	341,621	8.4
% of Subscriber-related revenue	51.4%	51.3%
Satellite and transmission expenses — EchoStar	232,798	—	232,798	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — other	22,890	125,301	(102,411)	(81.7)
% of Subscriber-related revenue	0.3%	1.6%
Equipment, transitional services and other cost of sales	131,488	189,952	(58,464)	(30.8)
Subscriber acquisition costs	1,184,138	1,182,379	1,759	0.1
General and administrative	411,012	440,216	(29,204)	(6.6)
% of Total revenue	4.7%	5.4%
Depreciation and amortization	766,260	1,005,411	(239,151)	(23.8)

Total costs and expenses	7,151,357	7,004,409	146,948	2.1

Operating income (loss)	1,544,803	1,180,536	364,267	30.9

Other Income (Expense):
Interest income	44,976	75,918	(30,942)	(40.8)
Interest expense, net of amounts capitalized	(280,302)	(280,298)	(4)	(0.0)
Other	47,610	(848)	48,458	NM

Total other income (expense)	(187,716)	(205,228)	17,512	8.5

Income (loss) before income taxes	1,357,087	975,308	381,779	39.1
Income tax (provision) benefit, net	(520,563)	(365,187)	(155,376)	(42.5)
Effective tax rate	38.4%	37.4%

Net income (loss)	$836,524	$610,121	$226,403	37.1

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.695	0.085	0.6
DISH Network subscriber additions, gross (in millions)	2.308	2.644	(0.336)	(12.7)
DISH Network subscriber additions, net (in millions)	—	0.590	(0.590)	(100.0)
Average monthly subscriber churn rate	1.86%	1.70%	0.16%	9.4
Average monthly revenue per subscriber (“ARPU”)	$69.04	$65.42	$3.62	5.5
Average subscriber acquisition cost per subscriber (“SAC”)	$715	$652	$63	9.7
EBITDA	$2,358,673	$2,185,099	$173,574	7.9

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. DISH Network added approximately 2.308 million gross new subscribers for the nine months ended September 30, 2008, compared to approximately 2.644 million gross new subscribers during the same period in 2007. There was no net subscriber growth for the nine months ended September 30, 2008, compared to approximately 590,000 net subscribers added during the same period in 2007. This decrease primarily resulted from the decrease in gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger subscriber base. Our percentage monthly subscriber churn for the nine months ended September 30, 2008 was 1.86%, compared to 1.70% for the same period in 2007.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $8.572 billion for the nine months ended September 30, 2008, an increase of $658 million or 8.3% compared to the same period in 2007. This increase was directly attributable to DISH Network subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $69.04 during the nine months ended September 30, 2008 versus $65.42 during the same period in 2007. The $3.62 or 5.5% increase in ARPU was primarily attributable to (i)
price increases in February 2008 and 2007 on some of our most popular programming packages, (ii) increased penetration of HD programming driven in part by the availability of HD local channels, (iii) an increase in hardware related fees, including fees for DVR, (iv) an increase in fees earned from our DishHOME Protection Plan, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenues from our original agreement with AT&T.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $96 million during the nine months ended September 30, 2008, a decrease of $175 million or 64.7% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off. During the nine months ended September 30, 2007, our set-top box business that was distributed to EchoStar accounted for $165 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $28 million during the nine months ended September 30, 2008. As previously discussed, “Equipment sales, transitional services and other revenue — EchoStar” resulted from our transitional services and other agreements with EchoStar associated with the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.403 billion during the nine months ended September 30, 2008, an increase of $342 million or 8.4% compared to the same period in 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content, customer retention, call center operations, in-home service and the refurbishment and repair of receiver systems used in our equipment lease programs. Customer equipment upgrades are the largest component of our retention activity. Increased upgrades were primarily driven by customer demand for HD and large capacity DVR receivers, and by our decision to transmit certain channels exclusively in MPEG-4. We believe the resulting increase in available satellite bandwidth outweighs the short-term cost of switching out equipment for some customers, which we expect to continue at least through the first half of 2009. The increases related to call center operations and in-home service were driven in part by investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 51.4% and 51.3% of “Subscriber-related revenue” during the nine months ended September 30, 2008 and 2007, respectively. The increase in this expense to revenue ratio primarily resulted from an increase in the costs mentioned above, partially offset by an increase in ARPU and a decrease in costs associated with our original agreement with AT&T.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $233 million during the nine months ended September 30, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off,

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
and digital broadcast operations previously provided internally at cost. The increase in satellite and transmission expenses for this leased satellite capacity is offset to some extent by lower depreciation expense as we no longer recognize depreciation on these satellites which are now owned by EchoStar.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $23 million during the nine months ended September 30, 2008, a $102 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Effective January 1, 2008, these digital broadcast operation services are provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $131 million during the nine months ended September 30, 2008, a decrease of $58 million or 30.8% compared to the same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business to EchoStar in connection with the Spin-off, partially offset by additional costs related to our transitional services and other agreements with EchoStar, charges for obsolete inventory, and an increase in other cost of sales. During the nine months ended September 30, 2007, the costs associated with our set-top box business that was distributed to EchoStar accounted for $106 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.184 billion for the nine months ended September 30, 2008, an increase of $2 million or 0.1% compared to the same period in 2007. This increase was primarily attributable to an increase in SAC discussed below, partially offset by the decline in gross new subscribers.
SAC. SAC was $715 during the nine months ended September 30, 2008 compared to $652 during the same period in 2007, an increase of $63, or 9.7%. This increase was primarily attributable to an increase in the number of DISH Network subscribers selecting higher priced advanced products, such as HD receivers, DVRs and receivers with multiple tuners, higher acquisition advertising expense and an increase in promotional incentives paid to our independent retailer network. Additionally, our equipment costs were higher during the nine months ended September 30, 2008 as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers.
During the nine months ended September 30, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled $467 million and $545 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the nine months ended September 30, 2008 and 2007, these amounts totaled $96 million and $63 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $411 million during the nine months ended September 30, 2008, a decrease of $29 million or 6.6% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount resulting from the Spin-off, partially offset by increased administrative costs to support the DISH Network. “General and administrative expenses” represented 4.7% and 5.4% of “Total revenue” during the nine months ended September 30, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in expenses as a result of the Spin-off, discussed previously.

Item 2. MANAGEMENTS’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Depreciation and amortization. “Depreciation and amortization” expense totaled $766 million during the nine months ended September 30, 2008, a decrease of $239 million or 23.8% compared to the same period in 2007. The decrease in “Depreciation and amortization” expense was primarily a result of several satellites, uplink and satellite transmission assets, real estate and other assets distributed to EchoStar in connection with the Spin-off and the write-off of costs associated with discontinued software development projects in 2007.
Interest income. “Interest income” totaled $45 million during the nine months ended September 30, 2008, a decrease of $31 million compared to the same period in 2007. This decrease principally resulted from lower total percentage returns earned on our cash and marketable investment securities and lower average cash and marketable investment securities balances, compared to the same period in 2007.
Other. “Other” income totaled $48 million during the nine months ended September 30, 2008. This change resulted from the $53 million gain on the sale of a non-marketable investment during the third quarter 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.359 billion during the nine months ended September 30, 2008, an increase of $174 million or 7.9% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
EBITDA	$2,358,673	$2,185,099
Less:
Interest expense (income), net	235,326	204,380
Income tax provision (benefit), net	520,563	365,187
Depreciation and amortization	766,260	1,005,411

Net income (loss)	$836,524	$610,121

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
Income tax (provision) benefit, net. Our income tax provision was $521 million during the nine months ended September 30, 2008, an increase of $155 million compared to the same period in 2007. The increase was primarily due to an increase in “Income (loss) before income taxes.”
Net income (loss). Net income was $837 million during the nine months ended September 30, 2008, an increase of $226 million compared to $610 million for the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

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
Contingencies
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to certain systems and methods for transmission of digital data. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
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

PART II — OTHER INFORMATION — Continued
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
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.” In September 2008, Datasec voluntarily dismissed its case without prejudice.
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
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

PART II — OTHER INFORMATION — Continued
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. In October 2008, we reached a settlement with Superguide which did not have a material impact on our results of operations.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. A hearing was held on Tivo’s motion for contempt on September 4, 2008 and we are waiting for a decision from the District Court.

PART II — OTHER INFORMATION — Continued
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, plus interest subsequent to the jury verdict.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
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
AT&T’s termination of its distribution agreement with us may reduce subscriber additions and increase churn.
Our distribution relationship with AT&T has been a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the nine months ended September 30, 2008. This distribution relationship will terminate on January 31, 2009. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be impaired, our churn may increase, and our results of operations may be adversely affected. In addition, approximately 1 million of our current subscribers were acquired through our distribution relationship with AT&T and these subscribers have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and AT&T and we are required to maintain bundled billing and cooperative customer service for these subscribers, we may still experience churn of these subscribers following termination of the AT&T distribution relationship.

PART II — OTHER INFORMATION — Continued
If we fail to improve our operational efficiency and customer satisfaction, our business could be materially and adversely affected.
We have made and we will continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Our operating results may be adversely affected by weakening economic conditions, including the recent downturn in the financial markets.
Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors adversely affecting the global and domestic economy. Unfavorable events in the economy, including a further deterioration in the credit and equity markets, could significantly affect consumer demand for our pay-TV services as consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.
In addition, financial markets in the United States have been extremely volatile in recent months. As a result of concerns about the stability of the markets generally, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers such as us. Furthermore, the recent reduction in our stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. These conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
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
Our business plans may require that we raise additional debt to capitalize on our business opportunities. Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable interest rates. We cannot predict with any certainty whether or not we will be impacted in the future by the current adverse credit market conditions which may adversely affect our ability to refinance our indebtedness or to secure additional financing to support our growth initiatives.
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

PART II — OTHER INFORMATION — Continued
While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus have a material adverse effect on our business, financial condition and results of operations. For instance, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating from the 148 degree orbital location primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. As a result of this failure we had to relocate all programming and other services previously broadcast from EchoStar II to Echostar I, the primary satellite at the 148 degree location.
We are subject to digital HD "carry-one-carry-all” requirements that will cause capacity constraints.
In order to provide any full-power analog local broadcast signal in any market today, we are required to retransmit all qualifying analog broadcast signals in that market (“carry-one-carry-all”). The digital transition in February 2009 will require all full-power broadcasters to cease transmission using analog signals and switch over to digital signals. The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming. During March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. The digital transition will also require resource-intensive efforts by us to transition broadcast signals switching from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.
In addition, the FCC is now considering whether to require DBS providers to carry broadcast stations in both standard definition and high definition starting in 2010, in conjunction with the phased-in HD carry-one, carry-all requirements adopted by the FCC. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station, which may force us to reduce the number of local markets served and limit our ability to meet competitive needs. We cannot predict the outcome or timing of that proceeding.

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 99.1 to the quarterly report on Form 10-Q of Dish Network Corporation filed on November 10, 2008).

99.2*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 99.2 to the quarterly report on Form 10-Q of Dish Network Corporation filed on November 10, 2008).

☐	Filed herewith.

*	Incorporated by reference.

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

Date: November 13, 2008