Form 10-K
period 2008-12-31
DISH DBS CORP
filed 2009-03-16
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission file number: 333-31929
DISH DBS Corporation
formerly known as EchoStar DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 723-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2008 was $0.
As of March 11, 2009, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.
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

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.

•	We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.

•	We may be required to make substantial additional investments in order to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	AT&T Inc’s, or AT&T, termination of its distribution agreement with us may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

i

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have substantial debt outstanding and may incur additional debt that could have an effect on our future earnings.

•	If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering digital video recorder, or DVR, technology that would in turn put us at a significant disadvantage to our competitors.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to DISH’s common ownership and management.

•	We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses.

•	Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.

ii

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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
In this report, the words “DDBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation (formerly known as EchoStar DBS Corporation) and its subsidiaries, unless the context otherwise requires. “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries including us. “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

PART I
Item 1. BUSINESS
Brief Description of Our Business
DDBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation, a publicly traded company listed on the Nasdaq Global Select Market. DDBS was formed under Colorado law in January 1996. We refer readers of this report to DISH’s Annual Report on Form 10-K for the year ended December 31, 2008.
We operate the DISH Network® television service (“DISH Network”) which is the nation’s third largest pay-TV provider, with approximately 13.678 million customers across the United States as of December 31, 2008. Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.
On January 1, 2008, DISH completed a tax-free distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”) which was incorporated in Nevada on October 12, 2007. DISH and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer.
Business Strategy
Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.
•	High-Quality Products. We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers and the only HD-only programming packages currently available in the industry. We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives. We plan to leverage Slingbox “placeshifting” technology and other technologies to maintain and improve our competitiveness in the future.

•	Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they do arise.

•	Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry because we offer the lowest everyday prices available to consumers after introductory promotions expire. We believe that a key factor to being a value leader in the industry is our low cost structure which is an asset we continuously strive to maintain.
WHERE YOU CAN FIND MORE INFORMATION
We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

WEBSITE ACCESS
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent company, DISH, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.dishnetwork.com.
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
Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.
Our ability to grow or maintain our business may be adversely affected by weakening economic conditions, including the effect of wavering consumer confidence, rising unemployment, tight credit markets, declines in financial markets, falling home prices and other factors. In particular, the recent economic downturn could result in the following:
•	Fewer Subscriber Additions and Increased Churn. We could continue to face fewer gross subscriber additions and increased churn due to, among other things: (i) the downturn in the housing market in the United Stares combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of a weak economy. In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to deteriorating economic conditions.

•	Lower ARPU. Our ARPU could be negatively impacted by more aggressive introductory offers. Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages and elect not to purchase premium services or pay per view movies.

•	Higher Subscriber Acquisition and Retention Costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers in a more difficult economic environment.

•	Increased Impairment Charges. We may be more likely to incur impairment charges or losses related to our debt and equity investments due to the significant deterioration of the overall debt and equity markets. A prolonged downturn could further reduce the value of certain assets including, among other things, satellites and FCC licenses, and thus increase the possibility of impairment charges related to these investments as well.
If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.
If we are unable to improve our operational performance and customer satisfaction, we may experience a decrease in gross subscriber additions and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations. In order to improve our operations, we have made and expect that we will continue to make material investments in staffing, training, information technology systems, and other initiatives, primarily in our call center and in-home service businesses. We cannot, however, be certain that our increased spending will ultimately be successful in yielding operational improvements. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.
During the fourth quarter of 2008, we experienced a net loss of 102,000 DISH Network subscribers. We believe this net loss resulted from weaker economic conditions, aggressive subscriber acquisition and retention promotions by our competition, heavy marketing by our competition, the growth of fiber-based and Internet-based video providers, signal theft and other forms of fraud, and operational inefficiencies at DISH. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth and results of operations.
We may incur increased costs to acquire new and retain existing subscribers. Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers. Meanwhile, retention costs may be driven higher by a faster rate of upgrading existing subscribers’ equipment to HD and DVR receivers. Additionally, certain of our promotions allow consumers with relatively lower credit scores to become subscribers and these subscribers typically churn at a higher rate.
Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial position and results of operations.
We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.
Our business is focused on providing pay-TV services and we have traditionally competed against satellite and cable television providers. Many of these competitors offer video services bundled with broadband and video services, HD offerings and video on demand services that consumers may find attractive.
In addition, DirecTV’s satellite receivers and services are offered through a significantly greater number of consumer electronics stores than ours. As a result of this and other factors, our services are less known to consumers than those of DirecTV. Due to this relative lack of consumer awareness and other factors, we are at a competitive marketing disadvantage compared to DirecTV. DirecTV also offers exclusive programming that may be attractive to prospective subscribers, and may have access to discounts on programming not available to us.
Competition has intensified in recent quarters with the rapid growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T. These telecommunications companies are upgrading their older copper wire telephone lines with high-bandwidth fiber optic lines in larger markets. These fiber optic lines provide significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content.

In addition, the upcoming transition from analog to digital delivery will allow broadcasters to provide improved signal quality, offer additional channels including content broadcast in HD, and explore new business opportunities such as mobile video.
We also expect to face increasing competition from companies who distribute/facilitate video services to consumers over the Internet. This growth of viable video alternatives over the Internet could negatively impact consumer demand for our products and services.
This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.
We may be required to make substantial additional investments in order to maintain competitive HD programming offerings.
We believe that the availability and extent of HD programming has become and will continue to be a significant factor in consumer’s choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped to increase their HD offerings to respond to increasing consumer demand for this content. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional HD programming, and there can be no assurance that we will be able to compete effectively with HD program offerings from other pay-TV providers. In particular, in recent quarters, our capital expenditures have increased because we have made significant efforts to expand our HD capability and provide more of our subscribers with HD set top boxes.
Technology in our industry changes rapidly and could cause our services and products to become obsolete.
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
Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be impaired causing a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 13 million subscribers. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. In addition, delays in the delivery of components or other unforeseen problems in our DBS system may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.
Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. We rely on EchoStar Corporation to design and develop set-top boxes with advanced features and functionality. If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.
We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.
We may need to raise additional capital in the future to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.

Recent developments in the financial markets such as the scarcity of capital have made it more difficult for non-investment grade borrowers of high yield indebtedness to access capital markets at acceptable terms or at all. The recent reduction in DISH’s stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution to DISH’s existing shareholders. In addition, weak market conditions may limit our ability to generate sufficient internal cash to fund these investments, capital expenditures, acquisitions and other strategic transactions. We cannot predict with any certainty whether or not we will be impacted by the current adverse credit market. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
AT&T’s termination of its distribution agreement with us may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.
Our competitive position depends in part on our ability to offer new subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology. Furthermore, the increase in demand for HD programming requires investments in additional satellite capacity. We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.
We rely on EchoStar to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.
EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. In addition, EchoStar is a key supplier of other satellite services to us. Because purchases from EchoStar are made pursuant to contracts that generally expire on January 1, 2010, EchoStar will have no obligation to supply digital set-top boxes and satellite services to us after that date. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. We may be unable to renew agreements for these services with EchoStar on acceptable terms or at all. EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.
Furthermore, any transition to a new supplier of set-top boxes could result in increased costs, resources and development and customer qualification time. Any reduction in our supply of set-top boxes could significantly delay our ability to ship set-top boxes to our subscribers and potentially damage our relationships with our subscribers.

We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
We have contracted with a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  Our dependence on these vendors makes our operations vulnerable to such third parties’ failure to perform adequately.  In addition, we have historically relied on a single source for certain items. If these vendors are unable to meet our needs because they are no longer in business or because they discontinue a certain product or service we need, our business, financial position and results of operations may be adversely affected. Our inability to develop alternative sources quickly and on a cost-effective basis could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties which could cause us to make substantial additional investments.
Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.
Increases in theft of our signal, or our competitors’ signals, could in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use security access devices in our receiver systems to control access to authorized programming content. Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as security access device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may be only effective for short periods of time or not at all and that we remain susceptible to additional signal theft. We cannot assure you that we will be successful in reducing or controlling theft of our programming content. During the third quarter of 2008, we began implementing a plan to replace our existing security access devices to re-secure our system, which is expected to take approximately nine to twelve months to complete. We cannot assure you that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our security access device replacement plan is not effective.
We are also vulnerable to other forms of fraud. While we are addressing certain fraud through a number of actions, including terminating more than 60 retailers for violating DISH Network business rules, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn. The current economic downturn may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.
We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.
A number of our retailers are not exclusive to us and may favor our competitors’ products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors. Furthermore, some of these retailers are significantly smaller than we are and may be more susceptible to current uncertain economic conditions that will make it more difficult for them to operate profitably. Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers. It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints. Loss of one or more of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.
We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.
We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. If we are unable to renew any of these agreements or the other parties cancel the agreements, we cannot assure you that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, the loss of programming could increase our subscriber churn. We also expect programming costs to continue to increase. We may be unable to pass programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.
The cost of programming represents a large percentage of our overall costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs. Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers. Furthermore, our competitors offer exclusive programming that may be attractive to prospective subscribers.
We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.
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
We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.
We face increasing competition from other distributors of foreign language programming, including programming distributed over the Internet. There can be no assurance that we will maintain subscribers in our foreign-language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to grow or maintain our foreign language programming subscriber base.
Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.
The Satellite Home Viewer Improvement Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of the local network station. If we fail to reach retransmission consent agreements with broadcasters we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies which provide local signals. While we have been able to reach retransmission consent agreements with most local network stations in markets where we currently offer local channels by satellite, roll-out of local channels in additional cities will require that we obtain additional retransmission agreements. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms upon the expiration of our current retransmission consent agreements.

We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.
DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and international, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties any of which could have a material adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1. Business — Government Regulation — FCC Regulation under the Communication Act” of DISH’s Annual Report on Form 10-K for the year ended December 31, 2008.
We have substantial debt outstanding and may incur additional debt that could have an effect on our future earnings.
As of December 31, 2008, our total debt, including the debt of our subsidiaries, was $4.983 billion. Our debt levels could have significant consequences, including:
•	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;

•	limiting our ability to raise additional debt because it may be more difficult for highly leveraged issuers such as us to obtain debt financing on attractive terms; and

•	placing us at a disadvantage compared to our competitors that have less debt.
In addition, we may incur substantial additional debt in the future. The terms of the indentures relating to our senior notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.
If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering DVR technology that would in turn put us at a significant disadvantage to our competitors.
During 2008, Tivo filed a motion for contempt alleging that our next-generation DVRs continue to infringe a patent held by Tivo. If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.
Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
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

Our owned and leased satellites are subject to risks related to launch that could limit our ability to utilize these satellites.
Satellite launches are subject to significant risks, including delay, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.
In addition, the occurrence of future launch failures may materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We currently have no commercial insurance coverage on the satellites we own” below.
Our owned and leased satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.
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
Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our multi-channel video services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites. You should review the disclosures relating to satellite anomalies set forth under Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
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
Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.
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
We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.
Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of satellite failure. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.
We may have potential conflicts of interest with EchoStar due to DISH’s common ownership and management.
We are an indirect, wholly-owned subsidiary of DISH, which controls all of our voting power and appoints all of our officers and directors. As a result of DISH’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH, could arise include, but are not limited to, the following:
•	Cross officerships, directorships and stock ownership. DISH and we have significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests. For instance, certain of DISH’s and our executive officers, including Charles W. Ergen, DISH’s and our Chairman, President and Chief Executive Officer , serve as executive officers of EchoStar and provide management services to EchoStar pursuant to a management services agreement between EchoStar and DISH. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Furthermore, DISH’s and our board of directors include persons who are members of the board of directors of EchoStar, including Mr. Ergen, who serves as the Chairman of EchoStar and DISH and as one of our directors. The executive officers and the members of DISH’s and our board of directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders. For example, there is the potential for a conflict of interest when DISH and us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, DISH’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from DISH, including Mr. Ergen, who owns approximately 53.0% of the total equity and controls approximately 87.0% of the voting power of EchoStar. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH and us, on the one hand, and EchoStar, on the other hand.

•	Intercompany agreements related to the Spin-off. DISH has entered into certain agreements with EchoStar pursuant to which DISH provides EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH at its cost plus a fixed margin. In addition, DISH has entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH for certain of EchoStar’s businesses. DISH and us have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar is, among other things, obligated to sell to DISH and us at specified prices, set-top boxes and related equipment. The terms of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH and us and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH under the separation and other intercompany agreements DISH entered into with EchoStar in connection with the Spin-off of EchoStar from DISH do not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH. In addition, conflicts could arise between DISH and us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

•	Future intercompany transactions. In the future, EchoStar or its affiliates may enter into transactions with DISH or its subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH and, when appropriate, subject to the approval of the disinterested directors on DISH’s board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to DISH or its subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•	Business Opportunities. DISH has retained interests in various U.S. and international companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. DISH may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for satellites. In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against DISH in the subscription television business.
Neither we nor DISH may be able to resolve any potential conflicts, and, even if either we or DISH do so, the resolution may be less favorable than if either we or DISH were dealing with an unaffiliated party.
DISH does not have any agreements with EchoStar that restrict us from selling our products to competitors of EchoStar. DISH also does not have any agreements with EchoStar that would prevent us from competing with EchoStar.
We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses.
We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them. Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, we have agreed to make certain of our key officers available to provide services to EchoStar. In addition Mr. Ergen also serves as Chairman, President and Chief Executive Officer of EchoStar. To the extent Mr. Ergen and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.
Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.
Charles W. Ergen, DISH’s Chairman, President and Chief Executive Officer, currently beneficially owns approximately 42.0% of DISH’s total equity securities and possesses approximately 58.0% of the total voting power of DISH. Mr. Ergen’s beneficial ownership of shares of DISH’s Class A Common Stock excludes 88,496,990 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 33.0% of DISH’s total equity securities and possess approximately 34.0% of the total voting power of DISH. Through his voting power, Mr. Ergen has the ability to elect a majority of DISH’s directors and to control all other matters requiring the approval of DISH’s stockholders. As a result, DISH is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks of DISH’s Annual Report on Form 10-K for the year ended December 31, 2008.
We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.
Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:
•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	a high degree of risk involved in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful; and

•	our possible inability to achieve the intended objectives of the transaction.
In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.
New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to our shareholder.
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

We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.
In order to provide any full-power analog local broadcast signal in any market today, we are required to retransmit all qualifying analog broadcast signals in that market (“carry-one-carry-all”). The digital transition requires all full-power broadcasters to cease transmission using analog signals and switch over to digital signals by June 12, 2009. The switch to digital will provide broadcasters significantly greater capacity to provide high definition and multi-cast programming. During March 2008, the FCC adopted new digital carriage rules that require DBS providers to phase in carry-one-carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and limit the number of local markets that we can serve. The digital transition has also necessitated resource-intensive efforts by us to transition broadcast signals switching from analog to digital at the hundreds of local facilities we utilize across the nation to receive local channels and transmit them to our uplink facilities.
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
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2008, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business and investor confidence in our financial results may weaken.
We may face other risks described from time to time in periodic and current reports we file with the SEC.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table sets forth certain information concerning the principal properties of DISH.

				Leased From
		Approximate			Other
	Segment(s)	Square			Third
Description/Use/Location	Using Property	Footage	Owned	EchoStar	Party
Corporate headquarters, Englewood, Colorado	All	476,000		X
Customer call center, Littleton, Colorado	DISH Network	202,000		X
Service center, Englewood, Colorado	DISH Network	93,343		X
Service center, Spartanburg, South Carolina	DISH Network	316,000			X
Customer call center, warehouse and service center, El Paso, Texas	DISH Network	171,000	X
Customer call center, McKeesport, Pennsylvania	DISH Network	106,000			X
Customer call center, Christiansburg, Virginia	DISH Network	103,000	X
Customer call center and general offices, Tulsa, Oklahoma	DISH Network	79,000			X
Customer call center and general offices, Pine Brook, New Jersey	DISH Network	67,000			X
Customer call center, Alvin, Texas	DISH Network	60,000			X
Customer call center, Phoenix, Arizona	DISH Network	57,000			X
Customer call center, College Point, New York	DISH Network	60,000			X
Customer call center, Thornton, Colorado	DISH Network	55,000	X
Customer call center, Harlingen, Texas	DISH Network	54,000	X
Customer call center, Bluefield, West Virginia	DISH Network	50,000	X
Customer call center, Hilliard, Ohio	DISH Network	31,000			X
Warehouse, distribution and service center, Atlanta, Georgia	DISH Network	250,000			X
Warehouse and distribution center, Denver, Colorado	DISH Network	303,000			X
Warehouse and distribution center, Sacramento, California	DISH Network	82,000	X
Warehouse, Denver, Colorado	DISH Network	44,000	X
In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 14 satellites which are a major component of our DISH Network DBS System. See further discussion under Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
Item 3. LEGAL PROCEEDINGS
In connection with the Spin-off, we entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off. Therefore, we have indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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

Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation alleged that we were in violation of the Court’s injunction and appealed the District Court decision finding that we are not in violation. On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.
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
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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

Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against EchoStar Corporation, EchoStar Technologies L.L.C., and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 (the ‘158 patent) and 4,930,160 (the ‘160 patent). The ‘158 patent is entitled “Selective Video Playing System” and the ‘160 patent is entitled “Automatic Censorship of Video Programs.” Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226 entitled “Conditional Motion Compensated Interpolation Of Digital Motion Video,” 5,227,878 entitled “Adaptive Coding and Decoding of Frames and Fields of Video,” 5,136,377 entitled “Adaptive Non-linear Quantizer,” 5,500,678 entitled “Optimized Scanning of Transform Coefficients in Video Coding,” and 5,563,593 entitled “Video Coding with Optimized Low Complexity Variable Length Codes.” The patents relate to encoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 (the ‘952 patent). The ‘952 patent is entitled “Television Receiver Having Memory Control for Tune-By-Label Feature,” and relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to the jury verdict. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held on February 17-19, 2009 and the Court will rule after receiving the parties’ post-trial briefs. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.
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
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. As of March 10, 2009, all 1,015 issued and outstanding shares of our common stock were held by EchoStar Orbital Corporation (“EOC”), a direct subsidiary of DISH. There is currently no established trading market for our common stock.
Cash Dividends. On February 15, 2007, DISH redeemed all of its outstanding 5 3/4% Convertible Subordinated Notes due 2008 at a redemption price of 101.643% of the principal amount, or $1.016 billion, plus accrued interest through the redemption date of $14 million. On February 15, 2007, we paid a dividend of approximately $1.031 billion to EOC to enable DISH to fund the payment of this redemption.
On January 1, 2008, DISH spun off EchoStar as a separate publicly-traded company in the form of a stock dividend distributed to DISH shareholders. In connection with the Spin-off, DISH contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us to EchoStar. On December 30, 2007, we paid a dividend of $1.615 billion to EOC to enable DISH to fund the $1.0 billion cash contribution to EchoStar and for other general corporate purposes.
During 2008, we paid dividends totaling $1.150 billion to EOC for general corporate purposes. In addition, we purchased EchoStar XI from EchoStar Orbital II L.L.C. (“EOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $330 million. We assumed $17 million in vendor financing and the difference, or $313 million, was paid to our affiliate. We recorded the satellite at EOLLC II’s carrying value of $200 million and recorded the difference, or $130 million, as a capital distribution to EOC.
Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate. Our ability to declare dividends is affected by covenants in our debt facilities.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
You should read the following narrative analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this annual report. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
EXECUTIVE SUMMARY
Overview
After achieving significant growth in subscribers over the past twelve years, DISH Network saw its subscriber base decrease by 102,000 in 2008 with most of the decline taking place in the fourth quarter. Factors common to the pay-TV industry generally as well as factors that were specific to DISH Network each contributed to this decline.
The current overall economic environment has negatively impacted many industries including ours. The downturn in the housing market has had a further effect on the pay-TV industry. In addition, the overall growth rate in the pay-TV industry has slowed in recent years as the penetration of pay-TV households approaches 90%. Within this maturing industry, competition has intensified with the rapid growth of fiber-based pay-TV services offered by telecommunications companies. Furthermore, new internet protocol television (“IPTV”) products/services have begun to impact the pay-TV industry and such products/services will become more viable competition over time as their quality improves. In spite of these factors that have impacted the entire pay-TV industry, certain of our competitors have been able to achieve relatively strong results in the current environment.
While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH. In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new customers and similarly aggressive promotions and tactics used to retain existing customers. Some competitors have been especially aggressive and effective in marketing the value and quality of their service. Furthermore, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
As discussed below, to address the decline in our subscriber base, we have been focusing on factors generally within our control. Aggressive offerings by our competitors have required us to respond with stronger promotional offerings of our own. In February 2009, we introduced a new promotion where qualifying subscribers can receive certain programming packages for as low as $9.99 per month for up to six months. We strive to attract good quality subscribers to this promotion via credit requirements and contractual commitments. In support of our recent promotional offerings, we increased our advertising expenditures throughout 2008.
We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Recent initiatives to transmit certain programming only in MPEG-4 and to activate certain new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we have increased the rate at which we upgrade existing subscribers to HD and DVR receivers. While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help reduce subscriber churn and costs over the long run.
We have also been changing equipment for certain subscribers to free up satellite bandwidth in support of HD and other initiatives. We expect to implement these initiatives at least through the first half of 2009. We believe that the benefit from the increase in available satellite bandwidth outweighs the short-term cost of these equipment changes.
To combat signal theft and improve the security of our broadcast system, we launched an initiative that will continue at least through the first half of 2009 to replace our security access devices. To combat other forms of fraud, we have taken a wide range of actions including terminating more than 60 retailers found to be in violation of DISH Network’s business rules. While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short term, we believe that the long-term benefits will outweigh the costs.
To address our operational inefficiency, we have made and intend to continue to make material investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Over the longer run, we will use Slingbox “placeshifting” technology and other technologies to maintain and enhance our competitiveness. We may also partner with or acquire companies whose lines of business are complementary to ours should attractive opportunities arise.
The adoption of the above measures have contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all. Programming costs represent a large percentage of our subscriber-related expenses. As a result, our margins may face further downward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Our balance of cash and current marketable investment securities was materially lower on December 31, 2008 than it has been in recent years, mostly due to the redemption of a significant amount of debt towards the end of 2008. Furthermore, the current lack of stability in the capital markets makes it uncertain that we could raise more cash on acceptable terms or at all. As a result, we may not have as much flexibility to invest in our business, pursue strategic investments, or prepay debt as we have had in the past.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
The Spin-off. Effective January 1, 2008, DISH completed the separation of the assets and businesses it owned and operated historically into two companies (the “Spin-off”):
•	DISH through which it retains the DISH Network pay-TV business and

•	EchoStar Corporation (“EchoStar”) which operates the digital set-top box business, and holds certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities formerly held by DISH and us.
DISH including us, and EchoStar now operate as separate public companies, and neither entity has any ownership interest in the other. However, a majority of the voting power of the shares of both DISH and EchoStar is controlled by DISH’s and our Chairman, President and Chief Executive Officer, Charles W. Ergen. In connection with the Spin-off, DISH and we entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which impact several of our key operating metrics. DISH and we have also entered into certain agreements with EchoStar subsequent to the Spin-off and may enter into additional agreements with EchoStar in the future.
Prior to the Spin-off, our set-top boxes and other subscriber equipment as well as satellite, uplink and transmission services were provided internally at cost. Following the Spin-off, DISH and we purchase set-top boxes from EchoStar at its cost plus a fixed margin, which varies depending on a number of factors including the types of set-top boxes that we purchase. In addition, DISH and we now purchase and/or lease satellite, uplink and transmission services from EchoStar at its cost plus a fixed margin. The prices that DISH and we pay for these services depend upon the nature of the services that DISH and we obtain from EchoStar and the market competition for these services. Furthermore, as part of the Spin-off, certain real estate was contributed by us to EchoStar and leased back to us and we now incur additional costs in the form of rent paid on these leases. These additional costs are not reflected in our historical consolidated financial statements for periods prior to January 1, 2008.
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, movie, local, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.
Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the unsubsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to DISH Network subscribers. During 2007 and 2006, this category also included sales of non-DISH Network digital receivers and related components to international customers and satellite and transmission revenue, which related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.
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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
During 2007 and 2006, “Equipment, transitional services and other cost of sales” also included costs associated with non-DISH Network digital receivers and related components sold to international customers and satellite and transmission expenses, which related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.
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
SAC. Management believes subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry. We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses. Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross subscriber additions. We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers. We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.
General and administrative expenses. “General and administrative expenses” consists primarily of employee-related costs associated with administrative services such as legal, information systems, accounting and finance, including non-cash, stock-based compensation expense. It also includes outside professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administration. Following the Spin-off, the general and administrative expenses associated with the business and assets distributed to EchoStar in connection with the Spin-off are no longer reflected in our “General and administrative expenses.”
Interest expense. “Interest expense” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt and convertible subordinated debt securities (net of capitalized interest) and interest expense associated with our capital lease obligations.
“Other” income (expense), net. The main components of “Other” income and expense are unrealized gains and losses from changes in fair value of non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to net income (loss) in our discussion of “Results of Operations” below.
DISH Network subscribers. We include customers obtained through direct sales, and through third-party retail networks and other distribution relationships, in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 100 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served,

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
in our DISH Network subscriber count. Previously, our end of period DISH Network subscriber count was rounded down to the nearest five thousand. However, beginning December 31, 2008, we round to the nearest one thousand.
Average monthly revenue per subscriber (“ARPU”). We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenue” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average DISH Network subscribers for the period. Average DISH Network subscribers are calculated for the period by adding the average DISH Network subscribers for each month and dividing by the number of months in the period. Average DISH Network subscribers for each month are calculated by adding the beginning and ending DISH Network subscribers for the month and dividing by two.
Subscriber churn rate. We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate subscriber churn rate for any period by dividing the number of DISH Network subscribers who terminated service during the period by the average monthly DISH Network subscribers during the period, and further dividing by the number of months in the period. When calculating subscriber churn, as is the case when calculating ARPU, the number of subscribers in a given month is based on the average of the beginning-of-month and the end-of-month subscriber counts. Prior to the fourth quarter of 2008, the number of subscribers at the beginning of each month was used as the number of subscribers for that month in our subscriber churn calculation. The revised calculation produces a 1.86% churn rate for the year ended December 31, 2008 versus 1.85% using the prior calculation. Prior period subscriber churn figures have not been adjusted for this revised subscriber churn calculation as the impacts were similarly immaterial.
Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2008	2007	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$11,455,575	$10,673,821	$781,754	7.3
Equipment sales and other revenue	124,255	386,662	(262,407)	(67.9)
Equipment sales, transitional services and other revenue — EchoStar	37,351	—	37,351	NM

Total revenue	11,617,181	11,060,483	556,698	5.0

Costs and Expenses:
Subscriber-related expenses	5,977,355	5,488,396	488,959	8.9
% of Subscriber-related revenue	52.2%	51.4%
Satellite and transmission expenses — EchoStar	305,322	—	305,322	NM
% of Subscriber-related revenue	2.7%	0.0%
Satellite and transmission expenses — other	32,407	180,446	(148,039)	(82.0)
% of Subscriber-related revenue	0.3%	1.7%
Equipment, transitional services and other cost of sales	169,917	269,817	(99,900)	(37.0)
Subscriber acquisition costs	1,531,741	1,575,424	(43,683)	(2.8)
General and administrative expenses	540,090	577,743	(37,653)	(6.5)
% of Total revenue	4.6%	5.2%
Litigation expense	—	33,907	(33,907)	(100.0)
Depreciation and amortization	1,000,230	1,320,625	(320,395)	(24.3)

Total costs and expenses	9,557,062	9,446,358	110,704	1.2

Operating income (loss)	2,060,119	1,614,125	445,994	27.6

Other income (expense):
Interest income	52,755	103,619	(50,864)	(49.1)
Interest expense, net of amounts capitalized	(368,838)	(372,612)	3,774	1.0
Other, net	45,391	(562)	45,953	NM

Total other income (expense)	(270,692)	(269,555)	(1,137)	(0.4)

Income (loss) before income taxes	1,789,427	1,344,570	444,857	33.1
Income tax benefit (provision), net	(696,946)	(534,176)	(162,770)	(30.5)
Effective tax rate	38.9%	39.7%

Net income (loss)	$1,092,481	$810,394	$282,087	34.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.678	13.780	(0.102)	(0.7)
DISH Network subscriber additions, gross (in millions)	2.966	3.434	(0.468)	(13.6)
DISH Network subscriber additions, net (in millions)	(0.102)	0.675	(0.777)	(115.1)
Average monthly subscriber churn rate	1.86%	1.70%	0.16%	9.4
Average monthly revenue per subscriber (“ARPU”)	$69.27	$65.83	$3.44	5.2
Average subscriber acquisition costs per subscriber (“SAC”)	$720	$656	$64	9.8
EBITDA	$3,105,740	$2,934,188	$171,552	5.8

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
DISH Network subscribers. As of December 31, 2008, we had approximately 13.678 million DISH Network subscribers compared to approximately 13.780 million subscribers at December 31, 2007, a decrease of 102,000 or 0.7%. DISH Network added approximately 2.966 million gross new subscribers for the year ended December 31, 2008, compared to approximately 3.434 million gross new subscribers during 2007, a decrease of approximately 468,000 gross new subscribers.
DISH Network lost approximately 102,000 net subscribers for the year ended December 31, 2008, compared to adding approximately 675,000 net new subscribers during the same period in 2007. This decrease primarily resulted from lower gross new subscribers discussed above, an increase in our subscriber churn rate, and churn on a larger average subscriber base for the year. Our average monthly subscriber churn for the year ended December 31, 2008 was 1.86%, compared to 1.70% for the same period in 2007. Given the increasingly competitive nature of our industry and the current weaker economic conditions, especially the downturn in the financial and consumer markets, we may not be able to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
We believe our gross and net subscriber additions as well as our subscriber churn have been negatively impacted by weaker economic conditions, aggressive promotional and retention offerings by our competition, our relative discipline in our own promotional and retention activities including the amount of discounted programming or equipment we have offered, the heavy marketing of HD service by our competition, the growth of fiber-based and Internet-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008 and 19% of our gross subscriber additions in the fourth quarter. This distribution relationship ended on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impaired, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $11.456 billion for the year ended December 31, 2008, an increase of $782 million or 7.3% compared to 2007. This increase was primarily related to the increase in “ARPU” discussed below and a higher average subscriber base in 2008 compared to 2007.
ARPU. Monthly average revenue per subscriber was $69.27 during the year ended December 31, 2008 versus $65.83 during the same period in 2007. The $3.44 or 5.2% increase in ARPU was primarily attributable to (i) price increases in February 2008 and 2007 on some of our most popular programming packages, (ii) an increase in hardware related fees, including rental fees and fees for DVRs, (iii) increased penetration of HD programming driven in part by the availability of HD local channels, (iv) an increase in fees earned from our DishHOME Protection Plan, and (v) increased advertising revenue. This increase was partially offset by a decrease in revenue from our original agreement with AT&T.
As previously discussed, in February 2009, we introduced new promotions which subsidize certain programming for new and existing subscribers in an effort to increase and retain quality customers. To the extent these promotions

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
are successful, ARPU could decline in the short-term as the number of DISH Network subscribers receiving free or discounted programming increases.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $124 million during the year ended December 31, 2008, a decrease of $262 million or 67.9% compared to the same period during 2007. The decrease in “Equipment sales and other revenue” primarily resulted from the distribution of our set-top box business and certain other revenue-generating assets to EchoStar in connection with the Spin-off, partially offset by increases in other revenue. During the year ended December 31, 2007, our set-top box business that was distributed to EchoStar accounted for $282 million of our “Equipment sales and other revenue.”
Equipment sales, transitional services and other revenue — EchoStar. “Equipment sales, transitional services and other revenue — EchoStar” totaled $37 million during the year ended December 31, 2008 as a result of the Spin-off.
Subscriber-related expenses. “Subscriber-related expenses” totaled $5.977 billion during the year ended December 31, 2008, an increase of $489 million or 8.9% compared to the same period in 2007. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content, (ii) customer retention, (iii) call center operations, (iv) in-home service, (v) the refurbishment and repair of receiver systems used in our equipment lease programs, partially offset by a decrease in costs associated with our original agreement with AT&T. The increase in customer retention expense was primarily driven by more upgrading of existing customers to HD and DVR receivers and the changing of equipment for certain subscribers to free up satellite bandwidth in support of HD and other initiatives. We expect to implement the satellite bandwidth initiatives at least through the first half of 2009. We believe that the benefit from the increase in available satellite bandwidth outweighs the short-term cost of these equipment changes. The increases related to call center operations and in-home service were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 52.2% and 51.4% of “Subscriber-related revenue” during the years ended December 31, 2008 and 2007, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses,” partially offset by an increase in ARPU. “Subscriber-related expenses” represented 54.6% of “Subscriber-related revenue” during the three months ended December 31, 2008.
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, our “Subscriber-related expenses” may face further upward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $305 million during the year ended December 31, 2008. As previously discussed, “Satellite and transmission expenses — EchoStar” resulted from costs associated with the services provided to us by EchoStar, including the satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off, and digital broadcast operations previously provided internally at cost.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $32 million during the year ended December 31, 2008, a $148 million decrease compared to the same period in 2007. As previously discussed, prior to the Spin-off, “Satellite and transmission expenses — other” included costs associated with the operation of our digital broadcast centers, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, satellite and transponder leases, and other related services. Following the Spin-off, these digital broadcast operation services have been provided to us by EchoStar and are included in “Satellite and transmission expenses — EchoStar.”
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $170 million during the year ended December 31, 2008, a decrease of $100 million or 37.0% compared to the

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
same period in 2007. The decrease primarily resulted from the elimination of the cost of sales related to the distribution of our set-top box business to EchoStar in connection with the Spin-off, partially offset by costs related to our transitional services and other agreements with EchoStar, charges for obsolete inventory, and an increase in other cost of sales. During the year ended December 31, 2007, the costs associated with our set-top box business that was distributed to EchoStar accounted for $163 million of our “Equipment, transitional services and other cost of sales.”
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.532 billion for the year ended December 31, 2008, a decrease of $44 million or 2.8% compared to the same period in 2007. This decrease was primarily attributable to the decline in gross new subscribers, partially offset by an increase in SAC discussed below.
SAC. SAC was $720 during the year ended December 31, 2008 compared to $656 during the same period in 2007, an increase of $64, or 9.8%. This increase was primarily attributable to an increase in equipment costs, as well as higher acquisition advertising expense and an increase in promotional incentives paid to our independent retailer network. Our equipment costs were higher during 2008 as a result of an increase in the number of new DISH Network subscribers selecting more advanced equipment, such as HD receivers, DVRs and receivers with multiple tuners and as a result of the Spin-off of our set-top box business to EchoStar. Set-top boxes were historically designed in-house and procured at our cost. We now acquire this equipment from EchoStar at its cost plus an agreed-upon margin. These increases were partially offset by the increase in the redeployment benefits of our equipment lease program for new subscribers. During the three months ended December 31, 2008, SAC was $737.
During the years ended December 31, 2008 and 2007, the amount of equipment capitalized under our lease program for new subscribers totaled $604 million and $682 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth and an increase in redeployment of equipment returned by disconnecting lease program subscribers, partially offset by higher equipment costs resulting from higher priced advanced products and the mark-up on set-top boxes as a result of the Spin-off, discussed above.
Capital expenditures resulting from our equipment lease program for new subscribers have been, and are expected to continue to be, partially mitigated by, among other things, the redeployment of equipment returned by disconnecting lease program subscribers. However, to remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial. To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the years ended December 31, 2008 and 2007, these amounts totaled $128 million and $87 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, most new customers in certain markets will be required to activate higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our new promotion in certain markets are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.
Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
General and administrative expenses. “General and administrative expenses” totaled $540 million during the year ended December 31, 2008, a decrease of $38 million or 6.5% compared to the same period in 2007. This decrease was primarily attributable to the reduction in headcount and administrative costs resulting from the Spin-off and a reduction in outside professional fees, partially offset by an increase in costs related to transitional services and commercial agreements with EchoStar as a result of the Spin-off. “General and administrative expenses” represented 4.6% and 5.2% of “Total revenue” during the years ended December 31, 2008 and 2007, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Litigation expense. The 2007 “Litigation expense” of $34 million related to the Tivo case and represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict.
Depreciation and amortization. “Depreciation and amortization” expense totaled $1.000 billion during the year ended December 31, 2008, a decrease of $320 million or 24.3% compared to the same period in 2007. This decrease was primarily a result of our contribution of several satellites, uplink and satellite transmission assets, real estate and other assets to EchoStar in connection with the Spin-off. In addition, the 2007 expense included the write-off of costs associated with discontinued software development projects.
Interest income. “Interest income” totaled $53 million during the year ended December 31, 2008, a decrease of $51 million compared to the same period in 2007. This decrease principally resulted from lower average carrying balances, as well as rate of return, of our cash and marketable investment securities during 2008 compared to the same period in 2007.
Other, net. “Other, net” income totaled $45 million during the year ended December 31, 2008, an increase of $46 million compared to the same period in 2007. This increase primarily resulted from a gain of $53 million on the sale of a non-marketable investment.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $3.106 billion during the year ended December 31, 2008, an increase of $172 million or 5.8% compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2008	2007
	(In thousands)
EBITDA	$3,105,740	$2,934,188
Less:
Interest expense, net	316,083	268,993
Income tax provision (benefit), net	696,946	534,176
Depreciation and amortization	1,000,230	1,320,625

Net income (loss)	$1,092,481	$810,394

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
Income tax (provision) benefit, net. Our income tax provision was $697 million during the year ended December 31, 2008, an increase of $163 million compared to the same period in 2007. The increase was primarily due to the increase in “Income (loss) before income taxes.”
Net income (loss). Net income was $1.092 billion during the year ended December 31, 2008, an increase of $282 million compared to the same period in 2007. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2007	2006	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,673,821	$9,422,271	$1,251,550	13.3
Equipment sales and other revenue	386,662	390,476	(3,814)	(1.0)

Total revenue	11,060,483	9,812,747	1,247,736	12.7

Costs and Expenses:
Subscriber-related expenses	5,488,396	4,822,310	666,086	13.8
% of Subscriber-related revenue	51.4%	51.2%
Satellite and transmission expenses — other	180,446	144,931	35,515	24.5
% of Subscriber-related revenue	1.7%	1.5%
Equipment, transitional services and other cost of sales	269,817	290,046	(20,229)	(7.0)
Subscriber acquisition costs	1,575,424	1,600,912	(25,488)	(1.6)
General and administrative expenses	577,743	539,630	38,113	7.1
% of Total revenue	5.2%	5.5%
Litigation expense	33,907	93,969	(60,062)	(63.9)
Depreciation and amortization	1,320,625	1,110,385	210,240	18.9

Total costs and expenses	9,446,358	8,602,183	844,175	9.8

Operating income (loss)	1,614,125	1,210,564	403,561	33.3

Other income (expense):
Interest income	103,619	121,873	(18,254)	(15.0)
Interest expense, net of amounts capitalized	(372,612)	(389,993)	17,381	4.5
Other, net	(562)	(7,923)	7,361	NM

Total other income (expense)	(269,555)	(276,043)	6,488	(2.4)

Income (loss) before income taxes	1,344,570	934,521	410,049	43.9
Income tax (provision) benefit, net	(534,176)	(333,464)	(200,712)	(60.2)
Effective tax rate	39.7%	35.7%

Net income (loss)	$810,394	$601,057	$209,337	34.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.780	13.105	0.675	5.2
DISH Network subscriber additions, gross (in millions)	3.434	3.516	(0.082)	(2.3)
DISH Network subscriber additions, net (in millions)	0.675	1.065	(0.390)	(36.6)
Average monthly subscriber churn rate	1.70%	1.64%	0.06%	3.7
Average monthly revenue per subscriber (“ARPU”)	$65.83	$62.78	$3.05	4.9
Average subscriber acquisition costs per subscriber (“SAC”)	$656	$686	$(30)	(4.4)
EBITDA	$2,934,188	$2,313,026	$621,162	26.9

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
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $387 million for the year ended December 31, 2007, a decrease of $4 million or 1.0% compared to 2006. The decrease in “Equipment sales and other revenue” was primarily attributable to a decrease in domestic sales of DBS accessories. A substantial portion of our “Equipment sales and other revenue” in 2007 consisted of sales of non-DISH Network digital receivers and related components to an international DBS service provider and to other international customers.
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
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” totaled $180 million during the year ended December 31, 2007, an increase of $36 million or 24.5% compared to 2006. This increase primarily resulted from higher operational costs associated with our capital lease of Anik F3 which commenced commercial operations in April 2007 and the higher costs associated with our enhanced content platform including a broader distribution of more extensive HD programming. “Satellite and transmission expenses — other” as a percentage of “Subscriber-related revenue” increased to 1.7% from 1.5% in the year ended December 31, 2007 compared to 2006.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $270 million during the year ended December 31, 2007, a decrease of $20 million or 7.0% compared to 2006. This decrease primarily resulted from a decline in charges for defective, slow moving and obsolete inventory and in the cost of non-DISH Network digital receivers and related components sold to international customers.
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
Litigation expense. During the years ended December 31, 2007 and 2006, we recorded “Litigation expense” related to the Tivo case of $34 million and $94 million, respectively. The $94 million reflects the jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. The $34 million additional expense in 2007 represents the estimated cost of any software infringement prior to the implementation of the alternative technology, plus interest subsequent to the jury verdict. See Note 12 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.
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
Interest expense, net of amounts capitalized. “Interest expense” totaled $373 million during the year ended December 31, 2007, a decrease of $17 million or 4.5% compared to 2006. This decrease primarily resulted from lower prepayment premiums and write-offs of debt issuance costs related to the redemption of senior debt during 2006 compared to 2007.
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

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
Our investments are exposed to interest rate and equity price risks, discussed below.
Interest Rate Risk
Cash and Marketable Securities. As of December 31, 2008, our restricted and unrestricted cash, cash equivalents and current and noncurrent marketable investment securities with a fair value of $552 million and was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above; and (e) mortgage-backed securities (“MBS”) and asset-backed securities. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

As of December 31, 2008, all of the $552 million was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed and variable rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen.
Our cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2008 of 3.3%. A decrease in interest rates does have the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2008 would result in a decrease of approximately $5 million in annual interest income.
Fixed Rate Debt, Mortgages and Other Notes Payable. At December 31, 2008, we had fixed-rate debt, mortgages and other notes payable of $4.796 billion on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $4.051 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt, and an analysis based on certain assumptions discussed below for our private debt. In completing our analysis for our private debt, we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding credit spreads, volatility, and the impact of these factors on the value of the notes. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $193 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2008, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $33 million.
Equity Risk
Other Investments. We are exposed to equity risk as it relates to changes in the market value of our other investments which totaled $27 million as of December 31, 2008. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair value due to volatility of the stock market and the industry in which the companies operate. A hypothetical 10% adverse change in the price of these equity instruments would result in an approximate $3 million decrease in the fair value of the portfolio.
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
Derivative Financial Instruments
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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
Item 9B. OTHER INFORMATION
None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
Appointment of Independent Registered Public Accounting Firm for 2009. KPMG served as our independent registered public accounting firm for the fiscal year ended December 31, 2008.
Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.
Fees Paid to KPMG LLP for 2008 and 2007
The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH’s and our annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by KPMG LLP to DISH and us during those periods. We have reported the fees billed for services rendered to both DISH and us because we represent the substantial majority of DISH’s assets and operations and because the services are not rendered or billed specifically for us but for the DISH consolidated group as a whole. However, the following table does not include fees for professional services rendered by KPMG LLP that were charged in respect of EchoStar for 2008 and 2007.

	For the Years Ended
	December 31,
	2008	2007
Audit Fees (1)	$1,797,264	$1,802,158
Audit-Related Fees (2)	15,400	16,000

Total Audit and Audit-Related Fees	1,812,664	1,818,158
Tax Fees (3)	109,297	199,727
All Other Fees	—	—

Total Fees	$1,921,961	$2,017,885

(1)	Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q, fees in connection with the audit of DISH’s internal control over financial reporting and fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

(2)	Consists of fees for audit of financial statements of certain employee benefit plans.

(3)	Consists of fees for tax consultation and tax compliance services.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Board of Directors has delegated to DISH’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm. The Audit Committee of DISH has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.
Requests are submitted to the Audit Committee of DISH in one of the following ways:
•	Request for approval of services at a meeting of the Audit Committee; or

•	Request for approval of services by members of the Audit Committee acting by written consent.
The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2008 and 2007 were pre-approved by the Audit Committee of DISH.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:

Page
(1)	Financial Statements

	Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets at December 31, 2008 and 2007	F-3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	F-4
	Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2006, 2007 and 2008	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
	Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of DDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*	Certificate of Amendment of the Articles of Incorporation of DDBS, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of DDBS for the year ended December 31, 2003, Commission File No.333-31929).

3.1(c)*	Amendment of the Articles of Incorporation of DDBS, effective December 12, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of DDBS filed December 12, 2008, Registration No. 333-31929).

3.1(d)*	Bylaws of DDBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*	Indenture, relating to DDBS 6 3/8% Senior Notes due 2011, dated as of October 2, 2003, between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended September 30, 2003, Commission File No. 0-26176).

4.2*	First Supplemental Indenture, relating to the 6 3/8% Senior Notes Due 2011, dated as of December 31, 2003 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2003, Commission File No. 0-26176).

4.3*	Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH filed October 1, 2004, Commission File No. 0-26176).

4.4*	Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH filed February 3, 2006, Commission File No. 0-26176).

Exhibit No.	Description
4.5*	Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH filed October 18, 2006, Commission File No. 0-26176).

4.6*	Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH filed May 28, 2008, Commission File No.0-26176).

10.1*	DISH 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of DISH, Registration No. 33-91276).**

10.2*	Amended and Restated DISH 1999 Stock Incentive Plan (incorporated by reference to Exhibit A to DISH’s Definitive Proxy Statement on Schedule 14A dated August 24, 2005).**

10.3*	1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of DISH, Registration No. 333-05575).**

10.4*	Amended and Restated 2001 Non-employee Director Stock Option Plan (incorporated by reference to Appendix A to DISH’s Definitive Proxy Statement on Schedule 14A dated April 7, 2006).**

10.5*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.6*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2003, Commission File No.0-26176).

10.7*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended September 30, 2003, Commission File No.0-26176).

10.8*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended September 30, 2003, Commission File No.0-26176).

10.9*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2004, Commission File No.0-26176).

10.10*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2004, Commission File No.0-26176).

10.11*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2004, Commission File No.0-26176).

10.12*	Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2004, Commission File No.0-26176).

10.13*	Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2004, Commission File No.0-26176).

Exhibit No.	Description
10.14*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended June 30, 2004, Commission File No.0-26176).

10.15*	Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended June 30, 2004, Commission File No.0-26176).

10.16*	Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2004, Commission File No.0-26176).

10.17*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2004, Commission File No.0-26176).

10.18*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2004, Commission File No.0-26176).

10.19*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2004, Commission File No.0-26176).

10.20*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2004, Commission File No.0-26176).

10.21*	Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.22*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended June 30, 2005, Commission File No.0-26176).

10.23*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended June 30, 2005, Commission File No.0-26176).

10.24*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.25*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.26*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.27*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.28*	Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

Exhibit No.	Description
10.29*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.30*	Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.31*	Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH filed July 7, 2005, Commission File No.0-26176).**

10.32*	Separation Agreement between EchoStar and DISH (incorporated by reference from Exhibit 2.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.33*	Transition Services Agreement between EchoStar and DISH (incorporated by reference from Exhibit 10.1 to the Form 10 (File No. 001-33807) of EchoStar).

10.34*	Tax Sharing Agreement between EchoStar and DISH (incorporated by reference from Exhibit 10.2 to the Form 10 (File No. 001-33807) of EchoStar).

10.35*	Employee Matters Agreement between EchoStar and DISH (incorporated by reference from Exhibit 10.3 to the Form 10 (File No. 001-33807) of EchoStar).

10.36*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., DDBS, EIC Spain SL, EchoStar Technologies L.L.C. and DISH (incorporated by reference from Exhibit 10.4 to the Form 10 (File No. 001-33807) of EchoStar).

10.37*	Management Services Agreement between EchoStar and DISH (incorporated by reference from Exhibit 10.5 to the Form 10 (File No. 001-33807) of EchoStar).

10.38*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH (solely as to the obligation set forth in Section 19.10), on the other hand (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2008, Commission File No.0-26176).

10.39*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended March 31, 2008, Commission File No.0-26176).

10.40*	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH for the quarter ended September 30, 2008, Commission File No.0-26176).

10.41*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH for the quarter ended September 30, 2008, Commission File No.0-26176).

10.42*	Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH for the year ended December 31, 2008, Commission File No. 0-26176).

21•	Subsidiaries of DISH DBS Corporation.

31.1•	Section 302 Certification by Chairman and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH DBS CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer, President and Chairman	March 16, 2009
Charles W. Ergen	(Principal Executive Officer)

/s/ Bernard L. Han	Executive Vice President and Chief Financial Officer	March 16, 2009
Bernard L. Han	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 16, 2009
James DeFranco

/s/ R. Stanton Dodge	Director	March 16, 2009
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
DISH DBS Corporation:
We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries (formerly EchoStar DBS Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
/s/ KPMG LLP
Denver, Colorado
March 16, 2009

DISH DBS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$98,001	$482,251
Marketable investment securities (Note 4)	383,089	620,499
Trade accounts receivable — other, net of allowance for doubtful accounts of $15,207 and $14,019, respectively	798,976	685,109
Trade accounts receivable — EchoStar	20,604	—
Advances to affiliates	—	78,578
Inventories, net	426,671	295,200
Current deferred tax assets (Note 9)	84,734	38,297
Other current assets	70,645	77,929
Other current assets — EchoStar	966	—

Total current assets	1,883,686	2,277,863

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	70,743	159,046
Property and equipment, net (Note 6)	2,430,717	3,471,034
FCC authorizations	679,570	802,691
Intangible assets, net (Note 7)	5,135	150,424
Other investment securities (Note 4)	26,647	78,207
Other noncurrent assets, net	59,483	91,112

Total noncurrent assets	3,272,295	4,752,514

Total assets	$5,155,981	$7,030,377

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$175,022	$289,649
Trade accounts payable — EchoStar	297,629	—
Advances from affiliates	—	85,613
Deferred revenue and other	830,529	853,791
Accrued programming	1,020,086	914,074
Income taxes payable	—	145,747
Other accrued expenses	595,725	561,576
Current portion of capital lease obligations, mortgages and other notes payable (Note 8)	13,333	49,057
5 3/4% Senior Notes due 2008 (Note 8)	—	1,000,000

Total current liabilities	2,932,324	3,899,507

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015	750,000	—
Capital lease obligations, mortgages and other notes payable, net of current portion (Note 8)	219,422	547,608
Deferred tax liabilities	264,436	327,318
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	199,476	259,656

Total long-term obligations, net of current portion	5,433,334	5,134,582

Total liabilities	8,365,658	9,034,089

Commitments and Contingencies (Note 12)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,142,529	1,121,012
Accumulated other comprehensive income (loss)	(8,792)	396
Accumulated earnings (deficit)	(4,343,414)	(3,125,120)

Total stockholder’s equity (deficit)	(3,209,677)	(2,003,712)

Total liabilities and stockholder’s equity (deficit)	$5,155,981	$7,030,377

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Subscriber-related revenue	$11,455,575	$10,673,821	$9,422,271
Equipment sales and other revenue	124,255	386,662	390,476
Equipment sales — EchoStar	11,601	—	—
Transitional services and other revenue — EchoStar	25,750	—	—

Total revenue	11,617,181	11,060,483	9,812,747

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 6)	5,977,355	5,488,396	4,822,310
Satellite and transmission expenses (exclusive of depreciation shown below — Note 6):
EchoStar	305,322	—	—
Other	32,407	180,446	144,931
Equipment, transitional services and other cost of sales	169,917	269,817	290,046
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 6)	167,508	128,739	138,721
Other subscriber promotion subsidies	1,124,103	1,219,943	1,246,836
Subscriber acquisition advertising	240,130	226,742	215,355

Total subscriber acquisition costs	1,531,741	1,575,424	1,600,912
General and administrative expenses — EchoStar	53,373	—	—
General and administrative expenses	486,717	577,743	539,630
Litigation expense (Note 12)	—	33,907	93,969
Depreciation and amortization (Note 6)	1,000,230	1,320,625	1,110,385

Total costs and expenses	9,557,062	9,446,358	8,602,183

Operating income (loss)	2,060,119	1,614,125	1,210,564

Other Income (Expense):
Interest income	52,755	103,619	121,873
Interest expense, net of amounts capitalized	(368,838)	(372,612)	(389,993)
Other, net	45,391	(562)	(7,923)

Total other income (expense)	(270,692)	(269,555)	(276,043)

Income (loss) before income taxes	1,789,427	1,344,570	934,521
Income tax (provision) benefit, net (Note 9)	(696,946)	(534,176)	(333,464)

Net income (loss)	$1,092,481	$810,394	$601,057

Foreign currency translation adjustments	—	123	167
Unrealized holding gains (losses) on available-for-sale securities	6,436	22	401
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(11,247)	—	—
Deferred income tax (expense) benefit	(1,577)	(3)	(134)

Comprehensive income (loss)	$1,086,093	$810,536	$601,491

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)

				Accumulated
				Deficit and
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Total
Balance, December 31, 2005	1	$—	$1,011,343	$(1,266,734)	$(255,391)

SAB 108 adjustments, net of tax of $37 million	—	—	—	(62,345)	(62,345)
Capital distribution to affiliate	—	—	—	(161,099)	(161,099)
Stock-based compensation	—	—	17,435	—	17,435
Income tax (expense) benefit related to stock awards and other	—	—	3,925	—	3,925
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	401	401
Foreign currency translation	—	—	—	167	167
Dividend to EchoStar Orbital Corporation	—	—	—	(400,000)	(400,000)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(134)	(134)
Other	—	—	222	—	222
Net income (loss)	—	—	—	601,057	601,057

Balance, December 31, 2006	1	$—	$1,032,925	$(1,288,687)	$(255,762)

Capital contribution from DISH (Note 16)	—	—	56,390	—	56,390
Stock-based compensation	—	—	21,329	—	21,329
Income tax (expense) benefit related to stock awards and other	—	—	10,368	—	10,368
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	22	22
Foreign currency translation	—	—	—	123	123
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(3)	(3)
Dividend to EchoStar Orbital Corporation	—	—	—	(2,646,753)	(2,646,753)
Other	—	—	—	180	180
Net income (loss)	—	—	—	810,394	810,394

Balance, December 31, 2007	1	$—	$1,121,012	$(3,124,724)	$(2,003,712)

Capital contribution from DISH			5,221		5,221
Dividends to EchoStar Orbital Corporation (Note 16)				(1,150,000)	(1,150,000)
Stock-based compensation	—	—	15,349	—	15,349
Income tax (expense) benefit related to stock awards and other	—	—	947	—	947
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	(4,811)	(4,811)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(1,577)	(1,577)
Capital distribution to affiliate	—	—	—	(130,299)	(130,299)
Capital contribution to DISH in connection with the Spin-off (Note 1)	—	—	—	(1,033,276)	(1,033,276)
Net income (loss)	—	—	—	1,092,481	1,092,481

Balance, December 31, 2008	1	$—	$1,142,529	$(4,352,206)	$(3,209,677)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$1,092,481	$810,394	$601,057
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,000,230	1,320,625	1,110,385
Equity in losses (earnings) of affiliates	(1,739)	831	—
Realized and unrealized losses (gains) on investments	(42,226)	—	—
Non-cash, stock-based compensation	15,349	21,329	17,435
Deferred tax expense (benefit) (Note 9)	180,245	255,852	274,762
Amortization of debt discount and deferred financing costs	3,821	3,650	7,149
Other, net	3,579	5,279	(4,386)
Change in noncurrent assets	7,744	2,768	54,955
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(98,957)	(15,475)	50,956
Changes in current assets and current liabilities:
Trade accounts receivable — other	(142,614)	(20,009)	(193,564)
Allowance for doubtful accounts	1,188	(186)	5,406
Advances to affiliates	78,578	71,314	64,824
Trade accounts receivable — EchoStar	(20,604)	—	—
Inventories	(157,761)	(80,841)	16,707
Other current assets	3,106	27,284	11,144
Trade accounts payable	(110,912)	30,791	37,319
Trade accounts payable — EchoStar	297,629	—	—
Advances from affiliates	(85,613)	(80,264)	76,476
Deferred revenue and other	(23,262)	31,305	62,600
Accrued programming and other accrued expenses	(65,106)	206,326	307,207

Net cash flows from operating activities	1,935,156	2,590,973	2,500,432

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,372,496)	(2,479,745)	(1,822,298)
Sales and maturities of marketable investment securities	4,595,360	2,708,568	1,302,720
Purchases of property and equipment	(1,155,377)	(1,111,536)	(1,429,957)
Change in restricted cash and marketable investment securities	79,898	(701)	(48,799)
FCC authorizations	—	(97,463)	—
Purchase of strategic investments included in noncurrent assets and other investment securities	—	(21,775)	(560)
Proceeds from sale of strategic investment	106,200	—	—
Other	3	3,469	(843)

Net cash flows from investing activities	(746,412)	(999,183)	(1,999,737)

Cash Flows From Financing Activities:
Contribution of cash and cash equivalents to DISH in connection with the Spin-off (Note 1)	(27,723)	—	—
Proceeds from issuance of 7 1/8% Senior Notes due 2016	—	—	1,500,000
Proceeds from issuance of 7% Senior Notes due 2013	—	—	500,000
Proceeds from issuance of 7 3/4% Senior Notes due 2015	750,000	—	—
Repurchases and redemption of 5 3/4% Senior Notes due 2008	(1,000,000)	—	—
Redemption of Floating Rate Senior Notes due 2008	—	—	(500,000)
Repurchases and redemption of 9 1/8% Senior Notes due 2009	—	—	(441,964)
Deferred debt issuance costs	(4,972)	—	(14,210)
Capital contribution from DISH (Note 16)	—	53,642	—
Dividend to EchoStar Orbital Corporation	(1,150,000)	(2,645,805)	(400,000)
Capital distribution to affiliate	(130,299)	—	(161,099)
Repayment of capital lease obligations, mortgages and other notes payable	(10,000)	(43,515)	(40,642)
Excess tax benefits recognized on stock option exercises	—	12,505	6,888

Net cash flows from financing activities	(1,572,994)	(2,623,173)	448,973

Net increase (decrease) in cash and cash equivalents	(384,250)	(1,031,383)	949,668
Cash and cash equivalents, beginning of period	482,251	1,513,634	563,966

Cash and cash equivalents, end of period	$98,001	$482,251	$1,513,634

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
Principal Business
DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect wholly-owned subsidiary of DISH Network Corporation or DISH, a publicly traded company listed on the Nasdaq Global Select Market. In this report “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries including us. DDBS was formed under Colorado law in January 1996 and its common stock is held by EchoStar Orbital Corporation, a direct subsidiary of DISH. We operate the DISH Network® television service, which provides a direct broadcast satellite (“DBS”) subscription television service in the United States and had 13.678 million subscribers as of December 31, 2008. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
Spin-off of Technology and Certain Infrastructure Assets
On January 1, 2008, DISH completed a tax-free distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer. The two entities consist of the following:
•	DISH Network Corporation – which retained its subscription television business, the DISH Network®, and

•	EchoStar Corporation – which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
The Spin-off of EchoStar did not result in the discontinuance of any of our ongoing operations as the cash flows related to, among others things, purchases of set-top boxes, transponder leasing and digital broadcasting services that we purchase from EchoStar continue to be included in our operations.
DISH’s shareholders of record on December 27, 2007 received one share of EchoStar common stock for every five shares of each class of DISH common stock they held as of the record date.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
The table below summarizes the assets and liabilities held by us that were ultimately distributed by DISH to EchoStar in connection with the Spin-off. The distribution was accounted for at historical cost given the nature of the distribution.

January 1,
2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$27,723
Marketable investment securities	3,743
Trade accounts receivable, net	28,071
Inventories, net	18,548
Current deferred tax assets	5,033
Other current assets	3,212

Total current assets	86,330
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,201,641
FCC authorizations	123,121
Intangible assets, net	146,093
Other noncurrent assets, net	25,608

Total assets	$1,585,943

Liabilities
Current Liabilities:
Trade accounts payable	$3,715
Deferred revenue and other accrued expenses	35,474
Current portion of capital lease obligations, mortgages and other notes payable	39,136

Total current liabilities	78,325

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	339,243
Deferred tax liabilities	135,099

Total long-term obligations, net of current portion	474,342

Total liabilities	552,667

Net assets distributed	$1,033,276

DISH DBS CORPORATION
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
Variable rate demand notes (“VRDNs”), which we previously reported as cash and cash equivalents, were reclassified to current marketable investment securities for the prior periods (see Note 4). As a result, “Purchases of marketable investment securities” and “Sales and maturities of marketable investment securities” in “Net cash flows from investing activities” on our Consolidated Statements of Cash Flows have been reclassified for all prior periods. The ongoing purchase and sale of VRDNs now appear on our cash flow statement under “Cash flows from investing activities.”
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair values of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer commissions, programming expenses, subscriber lives and royalty obligations. Illiquid credit markets and general downward economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in “Other” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Net transaction gains (losses) during 2008, 2007 and 2006 were not significant.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We depend on EchoStar for the production of our receivers and many components of our receiver systems. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead.
Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.
We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things:
•	the fair value of our marketable investment securities compared to the carrying amount,

•	the historical volatility of the price of each security, and

•	any market and company specific factors related to each security.
Declines in the fair value of investments below cost basis are generally accounted for as follows:

Length of Time
Investment Has Been In a	Treatment of the Decline in Value
Continuous Loss Position	(absent specific factors to the contrary)
Less than six months	Generally, considered temporary.

Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such decline is other-than-temporary.

Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.
Property and Equipment
Property and equipment are stated at cost. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Long-Lived Assets
We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets and identifiable finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.
Goodwill and Other Intangible Assets
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and indefinite lived intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets. Our intangible assets with indefinite lives primarily consist of FCC licenses. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
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
In accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), we combine all our indefinite lived FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts include current and projected subscribers. In conducting our annual impairment test in 2008, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Other Investment Securities
Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. When impairments occur related to our foreign investments, any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
In addition, from time to time we receive equity interests in content providers in consideration for or in conjunction with affiliation agreements. We account for these equity interests received at fair value in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services” (“EITF 00-8”). In accordance with the guidance under EITF 02-16, we record the corresponding amount as a deferred liability that is generally recognized as a reduction of “Subscriber-related expenses” ratably over the term of the related agreements. These deferred liabilities are included as a component of current “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets.
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Deferred Debt Issuance Costs
Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Note 8).
Revenue Recognition
We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Programming payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in the Consolidated Balance Sheets until earned. For certain of our promotions relating to our receiver systems, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over 48 to 60 months, depending on whether the fee is received from existing or new subscribers. Revenue from advertising sales is recognized when the related services are performed.
Subscriber fees for equipment rental, additional outlets and fees for receivers with multiple tuners, high definition (“HD”) receivers, digital video recorders (“DVRs”), and HD DVRs, our DishHOME Protection Plan and other services are recognized as revenue, monthly as earned. Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.
Revenue from equipment sales to AT&T, Inc. (“AT&T”) pursuant to our original agreement with AT&T is deferred and recognized over the estimated average co-branded subscriber life. Revenue from installation and certain other services performed at the request of AT&T is recognized upon completion of the services. Further, development and implementation fees received from AT&T will continue to be recognized over the estimated average subscriber life of all subscribers acquired under both the original and revised agreements with AT&T.
Accounting for certain of our existing and new subscriber promotions which include programming discounts and subscriber rebates falls under the scope of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Capital Products)” (“EITF 01-9”). In accordance with EITF 01-9, programming revenues under these promotions are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Acquisition Costs” below for discussion regarding the accounting for costs under these promotions.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
“Subscriber-related expenses” also include the cost of sales from equipment sales, and expenses related to installation and other services from our original agreement with AT&T. Cost of sales from equipment sales to AT&T are deferred and recognized over the estimated average co-branded subscriber life. Expenses from installation and certain other services performed at the request of AT&T are recognized as the services are performed. Under the revised AT&T agreement, we include costs from equipment and installations in “Subscriber acquisition costs” or, for leased equipment, in capital expenditures, rather than in “Subscriber-related expenses.” We continue to include in “Subscriber-related expenses” the costs deferred from equipment sales made to AT&T. These costs are amortized over the estimated life of the subscribers acquired under the original AT&T agreement.
Subscriber Acquisition Costs
Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct customer acquisition distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):
•	“Cost of sales – subscriber promotion subsidies” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•	“Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH Network subscribers. Advertising costs are expensed as incurred.
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
Equipment Lease Programs
DISH Network subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our programming. Most of our new subscribers choose to lease equipment and thus we retain title to such equipment. Equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Research and Development Costs
Research and development costs are expensed as incurred. For the year ended December 31, 2008, we did not incur any research and development costs. For the years ended December 31, 2007 and 2006, research and development costs were $50 million and $50 million, respectively. The research and development costs incurred in prior years related to the set-top box business and acquisition of Sling Media which were distributed to EchoStar in connection with the Spin-off.
New Accounting Pronouncements
Revised Business Combinations
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We expect SFAS 141R will have an impact on our consolidated financial statements, but the character and magnitude of the specific effects will depend upon the type, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
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
3. Statements of Cash Flow Data
The following presents our supplemental cash flow statement disclosure:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid for interest	$375,763	$375,718	$345,296
Capitalized interest	5,607	7,434	12,079
Cash received for interest	52,755	103,619	121,873
Cash paid by us for income taxes (Note 9)	34,814	37,510	14,903
Satellites financed under capital lease obligations	—	198,219	—
Satellite and other vendor financing	24,469	—	15,000
Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	1,005,553	—	—

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
4. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$205,513	$124,739
Current marketable investment securities — other	177,576	495,760

Total current marketable investment securities	383,089	620,499
Restricted marketable investment securities (1)	10,680	44,743

Total marketable investment securities	393,769	665,242

Restricted cash and cash equivalents:
Restricted cash and cash equivalents (1)	60,063	114,303

Total restricted cash and cash equivalents	60,063	114,303

Other investment securities:
Other investment securities — cost method	5,739	59,038
Other investment securities — equity method	20,908	19,169

Total other investment securities	26,647	78,207

Total marketable investment securities, restricted cash and other investment securities	$480,479	$857,752

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale (see Note 2).
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — other
Our current marketable securities portfolio includes investments in various debt instruments including corporate bonds and government bonds.
Restricted Marketable Investment Securities
As of December 31, 2008 and 2007, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit. Additionally, restricted cash and marketable investment securities as of December 31, 2007 included $101 million in escrow related to our litigation with Tivo. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released from the escrow account to Tivo.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Other Investment Securities
We have investments in certain equity securities which are included in noncurrent “Other investment securities” on our Consolidated Balance Sheets accounted for using the cost or equity methods of accounting. The decrease in other investment securities as of December 31, 2008 compared to December 31, 2007 primarily resulted from the sale of one of our cost method investments.
Our ability to realize value from our investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
Unrealized Gains (Losses) on Marketable Investment Securities
As of December 31, 2008 and 2007, we had accumulated unrealized gains (losses), net of related tax effect, of $9 million and less than $1 million in net losses, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” During 2008, we established a full valuation allowance for the tax assets associated with these losses. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2008				2007
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$205,513	$—	$—	$—	$124,739	$—	$—	$—
Other (including restricted)	188,256	60	(8,852)	(8,792)	540,503	4,065	(4,210)	(145)

Total marketable investment securities	$393,769	$60	$(8,852)	$(8,792)	$665,242	$4,065	$(4,210)	$(145)

As of December 31, 2008, restricted and non-restricted marketable investment securities include debt securities of $392 million with contractual maturities of one year or less and $2 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position Number 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of December 31, 2008, the unrealized losses on our investments in debt securities primarily represent investments in mortgage and asset-backed securities. We are not aware of any specific factors which indicate that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Primary	As of December 31, 2008
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
					(In thousands)
	Temporary market
Debt securities	fluctuations	$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

Total		$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

		As of December 31, 2007
				(In thousands)
	Temporary market
Debt securities	fluctuations	$402,822	$277,478	$(5,504)	$125,344	$(1,466)	$—	$—

Total		$402,822	$277,478	$(5,504)	$125,344	$(1,466)	$—	$—

Fair Value Measurements
Effective January 1, 2008, we adopted SFAS 157, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Total Fair Value As of December 31, 2008
Assets	Total	Level 1	Level 2	Level 3

	(In thousands)
Marketable investment securities	$393,769	$—	$393,769	$—

Total assets at fair value	$393,769	$—	$393,769	$—

Gains and Losses on Sales and Changes in Carrying Values of Investments
“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
Other Income (Expense):	2008	2007	2006
	(In thousands)
Marketable investment securities — other-than-temporary impairments	$(11,247)	$—	$—
Other investment securities — gains (losses) on sales/exchanges	53,473	—	—
Other	3,165	(562)	(7,923)

Total	$45,391	$(562)	$(7,923)

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
5. Inventories
Inventories consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Finished goods — DBS	$238,343	$159,894
Raw materials	146,353	69,021
Work-in-process — used	61,663	67,542
Work-in-process — new	2,414	13,417

Subtotal	448,773	309,874
Inventory allowance	(22,102)	(14,674)

Inventories, net	$426,671	$295,200

6. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2008	2007
		(In thousands)
Equipment leased to customers	2-5	$3,021,149	$2,773,085
EchoStar I	12	201,607	201,607
EchoStar II (1)	N/A	—	228,694
EchoStar III (2)	12	—	234,083
EchoStar IV — fully depreciated (2)	N/A	—	78,511
EchoStar V	9	203,511	203,511
EchoStar VI (2)	12	—	244,305
EchoStar VII	12	177,000	177,000
EchoStar VIII (2)	12	—	175,801
EchoStar IX (2)	12	—	127,376
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	—
EchoStar XII (2)	10	—	190,051
Satellites acquired under capital lease agreements (3)	10-15	223,423	775,051
Furniture, fixtures, equipment and other	1-10	419,505	979,990
Buildings and improvements	1-40	64,872	192,757
Land	—	3,760	7,816
Construction in progress	—	171,207	276,215

Total property and equipment		$4,863,424	$7,043,045
Accumulated depreciation		(2,432,707)	(3,572,011)

Property and equipment, net		$2,430,717	$3,471,034

(1)	EchoStar II experienced a failure that rendered the satellite a total loss and was written-off during the second quarter 2008 (see further discussion below).

(2)	These satellites were transferred to EchoStar in connection with the Spin-off.

(3)	The capital lease agreements for AMC-15 and AMC-16 were contributed to EchoStar in connection with the Spin-off.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Construction in progress consists of the following:

	As of December 31,
	2008	2007
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$150,468	$191,454
Uplinking equipment	—	49,036
Software related projects	12,102	8,802
Other	8,637	26,923

Construction in progress	$171,207	$276,215

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Equipment leased to customers	$827,599	$854,533	$686,125
Satellites	89,435	245,349	231,977
Furniture, fixtures, equipment and other	73,447	176,842	150,186
Identifiable intangible assets subject to amortization	5,009	36,031	36,677
Buildings and improvements	4,740	7,870	5,420

Total depreciation and amortization	$1,000,230	$1,320,625	$1,110,385

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
The cost of our satellites includes capitalized interest of $6 million, $7 million, and $12 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Our Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator, five of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We lease capacity on seven satellites from EchoStar with terms of up to two years and we account for these as operating leases. (See Note 16 for further discussion of our satellite leases with EchoStar.) We also lease two satellites from third parties, which are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital leases are depreciated over the shorter of the economic life or the term of the satellite service agreement.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I	December 1995	148	12
EchoStar V	September 1999	129	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12

Leased from EchoStar:
EchoStar III	October 1997	61.5	12	2
EchoStar IV (1)	May 1998	77	12	Month to month
EchoStar VI	July 2000	72.7	12	2
EchoStar VIII (1)	August 2002	77	12	2
EchoStar IX	August 2003	121	12	Month to month
EchoStar XII	July 2003	61.5	10	2
AMC-15 (1)	December 2004	105	10	Month to month

Leased from Other Third Party:
Anik F3 (2)	April 2007	118.7	15	15
Ciel II (3)	December 2008	129	10	10

Under Construction:
Leased from EchoStar:
Nimiq 5 (4)	Late 2009	72.7	10	10
QuetzSat-1 (4)	2011	77	10	10

(1)	We currently do not lease the entire capacity available on these satellites.

(2)	This satellite is accounted for as a capital lease.

(3)	Ciel II was placed in service in February 2009 and will be accounted for as a capital lease.

(4)	Lease payments will commence when the satellite is placed into service.
Satellite Anomalies
Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer. Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local HD coverage and offering more HD national channels. While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.
In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Owned Satellites
EchoStar I. EchoStar I, a 7000 class satellite, designed and manufactured by Lockheed Martin Corporation (“Lockheed”), is currently functioning properly in orbit. However, similar Lockheed Series 7000 class satellites have experienced total in-orbit failures, including our own EchoStar II, discussed below. While no telemetry or other data indicates EchoStar I would be expected to experience a similar failure, Lockheed has been unable to conclude these and other Series 7000 satellites will not experience similar failures. EchoStar I, which is fully depreciated, can operate up to 16 transponders at 130 watts per channel. During prior years, the satellite experienced anomalies resulting in the possible loss of two solar array strings. The anomalies have not impacted commercial operation of the satellite to date. Even if permanent loss of the two solar array strings is confirmed, the satellite is not expected to be impacted since it is equipped with a total of 104 solar array strings, only approximately 98 of which are required to assure full power.
EchoStar II. During July 2008, our EchoStar II satellite experienced a failure that rendered the satellite a total loss. EchoStar II had been operating primarily as a back-up satellite, but had provided local network channel service to Alaska and six other small markets. All programming and other services previously broadcast from EchoStar II were restored to Echostar I within several hours after the failure. The $6 million book value of EchoStar II was written-off during the third quarter 2008.
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. In addition, to date, EchoStar V has experienced anomalies resulting in the loss of 13 solar array strings. These issues have not impacted commercial operation of the satellite. However, during 2005, as a result of the momentum wheel failures and the increased fuel consumption, we reduced the remaining estimated useful life of the satellite. As of October 2008, EchoStar V was fully depreciated.
EchoStar VII. During 2006, EchoStar VII experienced an anomaly which resulted in the loss of a receiver. Service was quickly restored through a spare receiver. These receivers process signals sent from our uplink center for transmission back to earth by the satellite. The design life of the satellite has not been affected and the anomaly is not expected to result in the loss of other receivers on the satellite. However, there can be no assurance future anomalies will not cause further receiver losses which could impact the useful life or commercial operation of the satellite. In the event the spare receiver placed in operation following the 2006 anomaly also fails, there would be no impact to the satellite’s ability to provide service to the entire continental United States (“CONUS”) when operating in CONUS mode. However, we would lose one-fifth of the spot beam capacity when operating in spot beam mode.
EchoStar X. EchoStar X was designed with 49 spot beams which use up to 42 active 140 watt traveling wave tube amplifiers (“TWTAs”) to provide standard definition and HD local channels and other programming to markets across the United States. During January 2008, the satellite experienced an anomaly which resulted in the failure of one solar array circuit out of a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. The design life of the satellite has not been affected. However, there can be no assurance future anomalies will not cause further losses, which could impact commercial operation of the satellite or its useful life.
Leased Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 TWTAs to provide redundancy. As a result of past TWTA failures only 18 transponders are currently available for use. Due to redundancy switching limitations and

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
specific channel authorizations, we can only operate on 15 of our FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.
EchoStar IV. EchoStar IV was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.
EchoStar VI. EchoStar VI, which is being used as an in-orbit spare, was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the operational life of the satellite. Prior to 2008, EchoStar VI experienced anomalies resulting in the loss of 22 solar array strings, reducing the number of functional solar array strings to 86. Although the operational life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures currently limits us to operation of a maximum of 25 transponders in standard power mode, or 12 transponders in high power mode. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.
EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have reduced the operational life. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.
EchoStar IX. EchoStar IX was designed to operate 32 FSS transponders in CONUS at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2008, EchoStar IX experienced anomalies resulting in the loss of three solar array strings and the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time. These anomalies have not impacted the commercial operation of the satellite.
EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum operational life of the satellite. Prior to 2008, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the operational life of the satellite.
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Long-Lived Satellite Assets. Based on the guidance under SFAS 144, we evaluate our satellite fleet for recoverability as one asset group. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
7. FCC Authorizations, Intangible Assets and Goodwill
During 2007, we participated in an FCC auction for licenses in the 1.4 GHz band and were the winning bidder for several licenses with total winning bids of $57 million. We contributed these licenses to EchoStar in the Spin-off.
As of December 31, 2008 and 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31,
	2008		2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract based	$—	$—	$188,205	$(60,381)
Customer and reseller relationships	—	—	73,298	(68,466)
Technology-based	5,814	(679)	25,500	(7,732)

Total	$5,814	$(679)	$287,003	$(136,579)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of five years, was $5 million, $36 million and $37 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Estimated future amortization of our identifiable intangible assets as of December 31, 2008 is as follows (in thousands):

For the Years Ending December 31,
2009	1,163
2010	1,163
2011	1,163
2012	1,163
2013	483
Thereafter	—

Total	$5,135

8. Long-Term Debt
5 3/4% Senior Notes due 2008
During the third quarter 2008, we repurchased $28 million of our 5 3/4% Senior Notes due 2008 in open market transactions. During October 2008, the remaining balance of $972 million was redeemed.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
The 6 3/8% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
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
The 6 5/8% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 6 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 6 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
7 1/8% Senior Notes due 2016
On February 2, 2006, we sold $1.5 billion aggregate principal amount of our ten-year, 7 1/8% Senior Notes due February 1, 2016. Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year.
The 7 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.
The 7 1/8% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
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
The 7% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.
7 3/4% Senior Notes due 2015
On May 27, 2008, we sold $750 million aggregate principal amount of our seven-year, 7 3/4% Senior Notes due May 31, 2015. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year, commencing on November 30, 2008. The net proceeds that we received from the sale of the notes were used for general corporate purposes.
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
The 7 3/4% Senior Notes are:
•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distribution on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250,000
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875,000
7 % Senior Notes due 2013	April 1 and October 1	$35,000,000
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125,000
Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.
Fair Value of our Long-Term Debt
The following table summarizes the book and fair values of our debt facilities at December 31, 2008 and 2007:

	As of December 31,
	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
		(In thousands)
5 3/4% Senior Notes due 2008	$—	$—	$1,000,000	$997,500
6 3/8% Senior Notes due 2011	1,000,000	899,000	1,000,000	1,019,000
6 5/8% Senior Notes due 2014	1,000,000	840,300	1,000,000	995,000
7 1/8% Senior Notes due 2016	1,500,000	1,246,890	1,500,000	1,522,500
7% Senior Notes due 2013	500,000	419,000	500,000	505,000
7 3/4% Senior Notes due 2015	750,000	600,000	—	—
Mortgages and other notes payable	46,210	46,210	33,118	33,118

Subtotal	$4,796,210	$4,051,400	$5,033,118	$5,072,118
Capital lease obligations (1)	186,545	N/A	563,547	N/A

Total	$4,982,755	$4,051,400	$5,596,665	$5,072,118

(1)	Pursuant to SFAS 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases are not required.
As of December 31, 2008 and 2007, the carrying value is equal to or approximates fair value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Capital Lease Obligations, Mortgages and Other Notes Payable
Capital lease obligations, mortgages and other notes payable consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Satellites and other capital lease obligations	$186,545	$563,547
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	9,881	10,906
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	—	8,139
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	12,498	13,248
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	17,500	—
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	6,331	825

Total	$232,755	$596,665
Less current portion	(13,333)	(49,057)

Capital lease obligations, mortgages and other notes payable, net of current portion	$219,422	$547,608

Capital Lease Obligations
Anik F3. Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007. This satellite is accounted for as a capital lease pursuant to SFAS 13 and depreciated over the term of the satellite service agreement. We have leased all of the 32 Ku-band transponders on Anik F3 for a period of 15 years.
As of December 31, 2008 and 2007, we had $223 million and $775 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $26 million and $175 million, respectively. This decrease during 2008 related to the contribution of the AMC-15 and AMC-16 satellite lease agreements to EchoStar in connection with the Spin-off. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $15 million, $66 million and $55 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2008, 2007 and 2006, respectively.
Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2008 are as follows (in thousands):

For the Years Ending December 31,
2009	$48,799
2010	48,297
2011	48,000
2012	48,000
2013	48,000
Thereafter	400,000

Total minimum lease payments	641,096
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(346,719)

Net minimum lease payments	294,377
Less: Amount representing interest	(107,832)

Present value of net minimum lease payments	186,545
Less: Current portion	(9,229)

Long-term portion of capital lease obligations	$177,316

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Future maturities of our outstanding long-term debt, including the current portion, are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$4,750,000	$—	$—	$1,000,000	$—	$500,000	$3,250,000
Capital lease obligations	186,545	9,229	9,391	9,800	10,556	11,371	136,198
Mortgages and other notes payable	46,210	4,104	4,143	4,375	4,622	4,183	24,783

Total	$4,982,755	$13,333	$13,534	$1,014,175	$15,178	$515,554	$3,410,981

9. Income Taxes and Accounting for Uncertainty in Income Taxes
Income Taxes
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.
As of December 31, 2008, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes, $1 million of NOLs for state income tax purposes. The state NOLs begin to expire in the year 2020.
As of December 31, 2007, the Federal NOL included amounts related to tax deductions for exercised options that had been allocated directly to contributed capital for exercised stock options totaling $90 million.
Stock option compensation expenses for which an estimated deferred tax benefit was previously recorded exceeded the actual tax deductions allowed during 2008 and 2007. Tax charges associated with the reversal of the prior tax benefit have been reported in “Additional paid-in capital” in accordance with SFAS 123R. During 2008, 2007 and 2006, charges of $1 million, $11 million and $7 million, respectively, were made to additional paid-in capital.
During the year ended December 31, 2008, we established a $7 million valuation allowance against deferred tax assets, which are capital in nature.
DDBS and its domestic subsidiaries join with DISH in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DDBS are generally those that would have been recorded if DDBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH. Cash is due and paid to DISH based on amounts that would be payable based on DDBS consolidated or combined group filings. Amounts are receivable from DISH on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts paid to DISH during the years ended December 31, 2008, 2007 and 2006 were $429 million, $174 million, and $36 million, respectively.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current (provision) benefit:
Federal	$(459,864)	$(204,590)	$(21,418)
State	(56,837)	(71,756)	(35,764)
Foreign	—	(1,978)	(1,520)

	(516,701)	(278,324)	(58,702)

Deferred (provision) benefit:
Federal	(156,589)	(233,729)	(310,688)
State	(19,354)	(22,372)	24,817
Decrease (increase) in valuation allowance	(4,302)	249	11,109

	(180,245)	(255,852)	(274,762)

Total benefit (provision)	$(696,946)	$(534,176)	$(333,464)

The actual tax provisions for 2008, 2007 and 2006 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2008	2007	2006
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.6)	(4.1)	(0.8)
Foreign taxes and income not U.S. taxable	—	(0.1)	(0.1)
Stock option compensation	—	(0.2)	—
Deferred tax asset adjustment for filed returns	—	—	(0.9)
Other	(1.1)	(0.3)	(0.1)
Decrease (increase) in valuation allowance	(0.2)	—	1.2

Total benefit (provision) for income taxes	(38.9)	(39.7)	(35.7)

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$447	$1,327
Unrealized losses on investments	6,335	2,100
Accrued expenses	45,078	71,450
Stock compensation	7,434	10,041
Deferred revenue	59,005	63,684
Fixed assets and other	76,780	5,876
Other	387	19,512

Total deferred tax assets	195,466	173,990
Valuation allowance	(6,897)	—

Deferred tax asset after valuation allowance	188,569	173,990

Deferred tax liabilities:
Equity method investments	(302)	(18,455)
Depreciation and amortization	(359,831)	(417,767)
State taxes net of federal effect	(8,138)	(25,056)
Other	—	(1,733)

Total deferred tax liabilities	(368,271)	(463,011)

Net deferred tax asset (liability)	$(179,702)	$(289,021)

Current portion of net deferred tax asset (liability)	$84,734	$38,297
Noncurrent portion of net deferred tax asset (liability)	(264,436)	(327,318)

Total net deferred tax asset (liability)	$(179,702)	$(289,021)

Accounting for Uncertainty in Income Taxes
In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for years beginning in 1996 due to the carryover of previously incurred net operating losses. As of December 31, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$20,160
Additions based on tax positions related to the current year	37,583
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	150,360

Balance as of December 31, 2008	$208,103

We have $208 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. Of this amount, it is reasonably possible that $106 million may be paid or effectively settled within the next twelve months, depending on the resolution of a change in accounting method filed with the Internal Revenue Service.
Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
December 31, 2008, we recorded $5 million in interest and penalty expense to earnings. Accrued interest and penalties was $6 million at December 31, 2008.
10. Employee Benefit Plans
Employee Stock Purchase Plan
During 1997, DISH’s Board of Directors and stockholders approved an employee stock purchase plan (the “ESPP”). During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock, such that DISH was authorized to issue a total of 1,800,000 shares of Class A Common stock. At December 31, 2008, DISH had 816,000 remaining Class A common stock available for issuance under this plan. Substantially all full-time employees who have been employed by DISH for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH’s capital stock under all of DISH’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of DISH’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During 2008, 2007 and 2006 employees purchased approximately 117,000, 80,000, and 89,000 shares of Class A common stock through the ESPP, respectively.
401(k) Employee Savings Plan
DISH sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by DISH, subject to a maximum annual contribution of $1,500 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $5 million, $2 million and $2 million during the years ended December 31, 2008, 2007 and 2006, respectively.
DISH also may make an annual discretionary contribution to the plan with approval by its Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in DISH’s stock. Discretionary stock contributions, net of forfeitures, to the 401(k) Plan were $12 million, $20 million and $18 million for years ended December 31, 2008, 2007 and 2006, respectively.
11. Stock-Based Compensation
We account for our stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), which (i) revises Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Stock Incentive Plans
In connection with the Spin-off, as provided in the existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH stock option was converted into two stock options as follows:
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
DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of December 31, 2008, there were outstanding under these plans stock options to acquire 18.3 million shares of DISH’s Class A common stock and 0.5 million restricted stock awards associated with our employees. Stock options granted through December 31, 2008 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years. While historically DISH’s board of directors has issued stock options subject to vesting, typically at the rate of 20% per year, some stock options have been granted with immediate vesting and other stock options vest only upon the achievement of certain DISH-specific objectives. As of December 31, 2008, DISH had 57.5 million shares of its Class A common stock available for future grant under its stock incentive plans.
As of December 31, 2008, the following stock incentive awards were outstanding:

As of December 31, 2008
	DISH Network Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by DDBS employees	18,267,950	517,735	1,722,714	85,866

DISH is responsible for fulfilling all stock incentive awards related to DISH common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123R, our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.
Exercise prices for DISH stock options outstanding and exercisable associated with our employees as of December 31, 2008 are as follows:

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number	Weighted-
			Outstanding	Average	Weighted-	Exercisable	Average	Weighted-
			as of	Remaining	Average	as of	Remaining	Average
			December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
			2008	Life	Price	2008	Life	Price
$4.99	-	$6.00	11,000	0.13	$4.99	11,000	0.13	$4.99
$6.01	-	$20.00	6,845,450	9.04	$11.11	35,450	1.30	$14.72
$20.01	-	$29.00	9,333,900	6.68	$25.47	3,675,950	5.93	$25.03
$29.01	-	$31.00	82,000	8.58	$29.28	24,000	4.50	$29.09
$31.01	-	$40.00	1,140,600	7.95	$34.71	297,000	6.73	$33.92
$40.01	-	$66.00	855,000	1.48	$50.99	855,000	1.48	$50.99

$4.99	-	$66.00	18,267,950	7.40	$21.86	4,898,400	5.15	$30.00

Stock Award Activity
DISH stock option activity (including performance and non-performance based stock options) associated with our employees for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options (1)	Price	Options (1)	Price (2)	Options (1)	Price (2)
Total stock options outstanding, beginning of period	14,786,967	$22.80	22,002,305	$25.65	24,304,951	$24.36
Granted	7,998,500	13.67	1,493,526	42.77	2,066,000	32.48
Exercised	(669,117)	20.74	(2,029,258)	24.98	(1,481,946)	14.15
Forfeited and cancelled	(3,848,400)	12.92	(1,554,356)	19.42	(2,886,700)	25.63

Total stock options outstanding, end of period	18,267,950	21.86	19,912,217	27.53	22,002,305	25.65

Performance based stock options outstanding, end of period (3)	9,094,250	16.28	9,910,250	20.47	10,615,250	19.06

Exercisable at end of period	4,898,400	30.00	5,528,097	35.02	6,138,455	32.88

(1)	On the date of the Spin-off, former DDBS employees that transferred to EchoStar held approximately 5.1 million DISH stock options. Stock options activity associated with these employees is included in the 2007 and 2006 activity. However, these stock options are excluded from the 2008 activity because these individuals were no longer DDBS employees after the Spin-off.

(2)	The weighted average exercise prices for 2007 and 2006 reflect share prices before the Spin-off.

(3)	These stock options, which are included in the caption “Total stock options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
We realized $3 million, $15 million, and $11 million of tax benefits from stock options exercised during the years ended December 31, 2008, 2007 and 2006, respectively. Based on the closing market price of DISH’s Class A common stock on December 31, 2008, the aggregate intrinsic value of outstanding stock options associated with our employees was $0.1 million. Stock options with an aggregate intrinsic value of $0.1 million were exercisable at the end of the period.
DISH restricted stock award activity (including performance and non-performance based stock options) associated with our employees for the years ended December 31, 2008, 2007 and 2006 was as follows:

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Awards (1)	Fair Value	Awards (1)	Fair Value (2)	Awards (1)	Fair Value (2)
Total restricted stock awards outstanding, beginning of period	538,746	$26.56	839,798	$30.90	632,970	$29.46
Granted	88,322	11.09	39,580	43.43	327,496	33.30
Exercised	(30,000)	26.66	(30,000)	31.16	(20,000)	30.16
Forfeited and cancelled	(79,333)	28.33	(137,800)	30.44	(100,668)	29.83

Total restricted stock awards outstanding, end of period	517,735	23.69	711,578	35.18	839,798	30.90

Restricted performance units outstanding, end of period (3)	447,735	23.31	611,578	31.70	709,798	30.82

(1)	On the date of the Spin-off, former DDBS employees that transferred to EchoStar held approximately 173,000 DISH restricted stock awards. Restricted stock award activity associated with these employees is included in the 2007 and 2006 activity. However, these restricted stock awards are excluded from the 2008 activity because these individuals were no longer DDBS employees after the Spin-off.

(2)	The weighted average grant date fair values for 2007 and 2006 reflect share prices before the Spin-off.

(3)	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
Long-Term Performance-Based Plans
1999 LTIP. In 1999, DISH adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan. All stock options under the 1999 LTIP expired on December 31, 2008 because DISH did not achieve the performance condition.
2005 LTIP. In 2005, DISH adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock options is subject to a performance condition that a DISH-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2008, that assessment could change at any time.
In accordance with SFAS 123R, if all of the awards under the 2005 LTIP were vested and the goal had been met or if management had determined that the goal was probable during the year ended December 31, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by DISH Network employees	$49,039	$12,798
EchoStar awards held by DISH Network employees	9,957	2,599

Total	$58,996	$15,397

If the goals are met and there are unvested stock options at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.
2008 LTIP. In December 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2008 LTIP provides stock options and restricted performance units, either alone or in combination, which vest based on DISH-specific subscriber and financial goals. Exercise of the awards is contingent on achieving these goals prior to December 31, 2015. The 2008 LTIP awards were granted on December 31, 2008 and as a result, no awards vested and no compensation cost was recognized during 2008. Compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the performance conditions. If the goals are achieved and all 2008 LTIP awards vest, we will recognize $25 million in non-cash, stock-based compensation expense over the term of this stock incentive plan.
Of the 18.3 million stock options and 0.5 million restricted stock awards outstanding under the DISH stock incentive plans associated with our employees as of December 31, 2008, the following awards were outstanding pursuant to the 2005 LTIP and the 2008 LTIP:

	As of
	December 31, 2008
		Weighted-
	Number of	Average
Stock Options	Awards	Exercise Price
2005 LTIP	3,269,250	$25.52
2008 LTIP	5,825,000	$11.09

Total	9,094,250	$16.28

Restricted Performance Units
2005 LTIP	359,413
2008 LTIP	88,322

Total	447,735

No awards were granted under the 2005 LTIP during the year ended December 31, 2008. As discussed above, all awards under the 2008 LTIP were granted on December 31, 2008.
Stock-Based Compensation Expense
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2008, 2007, and 2006 and was allocated to the same expense categories as the base compensation for such employees:

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Subscriber-related	$797	$967	$879
Satellite and transmission	—	645	512
General and administrative	14,552	19,717	16,044

Total non-cash, stock based compensation	$15,349	$21,329	$17,435

As of December 31, 2008, our total unrecognized compensation cost related to the non-performance based unvested stock options was $36 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.4% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the years ended December 31, 2008, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

Stock Options	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.00% – 3.42%	3.51% – 5.19%	4.49% – 5.22%
Volatility factor	19.98% – 39.90%	18.63% – 24.84%	24.71% – 25.20%
Expected term of options in years	3.0 – 7.5	6.0 – 10.0	6.0 – 10.0
Weighted-average fair value of options granted	$3.12 – $8.72	$10.55 – $21.41	$11.06 – $17.78
DISH does not currently plan to pay additional dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for DISH’s stock as new events or changes in circumstances become known.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
12. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Satellite-related obligations	$1,805,340	$78,454	$95,535	$105,774	$136,492	$136,492	$1,252,593
Operating lease obligations	109,223	42,230	24,168	17,641	10,551	5,536	9,097
Purchase obligations	1,397,990	1,304,489	43,651	14,859	15,334	15,827	3,830

Total	$3,312,553	$1,425,173	$163,354	$138,274	$162,377	$157,855	$1,265,520

The table above does not include $208 million of liabilities associated with unrecognized tax benefits which were accrued under the provisions of FIN 48, discussed in Note 9, and are included on our Consolidated Balance Sheets as of December 31, 2008. Of this amount, it is reasonably possible that $106 million may be paid or settled within the next twelve months.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
Satellite-Related Obligations
Ciel II. Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation at the 129 degree orbital location in February 2009. Our initial ten-year term lease for 100% capacity on the satellite will be accounted for as a capital lease, in accordance with SFAS 13.
Satellites under Construction. We have agreed to lease capacity on two satellites from EchoStar which are currently under construction. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	Nimiq 5. In March 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 16 DBS transponders on Nimiq 5, a Canadian DBS satellite which is expected to be completed during 2009.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
•	QuetzSat-1. In November 2008, we entered into a ten-year transponder service agreement with EchoStar to lease 24 DBS transponders on QuetzSat-1, a satellite being constructed by SES Latin America S.A. (“SES”). QuetzSat-1 is expected to be completed during 2011.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $508 million over the next eight years which is not included in the table above.
Purchase Obligations
Our 2009 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to our operations. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Programming Contracts
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. These programming commitments are not included in the table above. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, our margins may face further downward pressure from price escalations in current contracts and the renewal of long term programming contracts on less favorable pricing terms.
Rent Expense
Total rent expense for operating leases approximated $204 million, $74 million and $69 million in 2008, 2007 and 2006, respectively. The increase in rent expense from 2007 to 2008 primarily resulted from costs associated with satellite and transponder capacity leases on satellites that were distributed to EchoStar in connection with the Spin-off.
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Contingencies
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
Distant Network Litigation
During October 2006, a District Court in Florida entered a permanent nationwide injunction prohibiting us from offering distant network channels to consumers effective December 1, 2006. Distant networks are ABC, NBC, CBS and Fox network channels which originate outside the community where the consumer who wants to view them, lives. We have turned off all of our distant network channels and are no longer in the distant network business. Termination of these channels resulted in, among other things, a small reduction in average monthly revenue per subscriber and free cash flow, and a temporary increase in subscriber churn. The plaintiffs in that litigation alleged that we were in violation of the Court’s injunction and appealed the District Court decision finding that we are not in violation. On July 7, 2008, the Eleventh Circuit rejected the plaintiffs’ appeal and affirmed the decision of the District Court.
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
In July 2006, we, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against EchoStar Corporation, EchoStar Technologies L.L.C., and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 (the ‘158 patent) and 4,930,160 (the ‘160 patent). The ‘158 patent is entitled “Selective Video Playing System” and the ‘160 patent is entitled “Automatic Censorship of Video Programs.” Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226 entitled “Conditional Motion Compensated Interpolation Of Digital Motion Video,” 5,227,878 entitled “Adaptive Coding and Decoding of Frames and Fields of Video,” 5,136,377 entitled “Adaptive Non-linear Quantizer,” 5,500,678 entitled “Optimized Scanning of Transform Coefficients in Video Coding,” and 5,563,593 entitled “Video Coding with Optimized Low Complexity Variable Length Codes.” The patents relate to encoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 (the ‘952 patent). The ‘952 patent is entitled “Television Receiver Having Memory Control for Tune-By-Label Feature,” and relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to the jury verdict. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held on February 17-19, 2009 and the Court will rule after receiving the parties’ post-trial briefs. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
13. Segment Reporting
Financial Data by Business Unit
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. The “All Other” category consists of revenue, expense and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply. Based on the standards set forth in SFAS 131, following the January 1, 2008 Spin-off discussed in Note 1, we operate in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States. Prior to 2008, we had two reportable segments, DISH Network and EchoStar Technologies Corporation.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		EchoStar			DISH		DDBS
	DISH	Technologies	All		Consolidated	Other	and
	Network	Corporation	Other	Eliminations	Total	Activities	Subsidiaries
	(In thousands)
Year Ended December 31, 2008
Total revenue	$11,617,187	$—	$—	$—	$11,617,187	$(6)	$11,617,181
Depreciation and amortization	1,000,230	—	—	—	1,000,230	—	1,000,230
Total costs and expenses	9,561,007	—	—	—	9,561,007	(3,945)	9,557,062
Interest income	51,217	—	—	—	51,217	1,538	52,755
Interest expense, net of amounts capitalized	(369,878)	—	—	—	(369,878)	1,040	(368,838)
Other	(168,713)	—	—	—	(168,713)	214,104	45,391
Income tax benefit (provision), net	(665,859)	—	—	—	(665,859)	(31,087)	(696,946)
Net income (loss)	902,947	—	—	—	902,947	189,534	1,092,481

Year Ended December 31, 2007
Total revenue	$10,808,753	$177,774	$141,100	$(37,252)	$11,090,375	$(29,892)	$11,060,483
Depreciation and amortization	1,215,626	8,238	105,546	—	1,329,410	(8,785)	1,320,625
Total costs and expenses	9,198,397	232,382	123,972	(37,780)	9,516,971	(70,613)	9,446,358
Interest income	134,136	40	3,696	—	137,872	(34,253)	103,619
Interest expense, net of amounts capitalized	(404,628)	(43)	(648)	—	(405,319)	32,707	(372,612)
Other	(39,732)	23	(15,567)	(528)	(55,804)	55,242	(562)
Income tax benefit (provision), net	(545,047)	31,565	19,383	—	(494,099)	(40,077)	(534,176)
Net income (loss)	755,085	(23,023)	23,992	—	756,054	54,340	810,394

Year Ended December 31, 2006
Total revenue	$9,514,347	$186,984	$146,190	$(29,035)	$9,818,486	$(5,739)	$9,812,747
Depreciation and amortization	1,038,744	4,546	71,004	—	1,114,294	(3,909)	1,110,385
Total costs and expenses	8,326,513	219,299	84,338	(29,035)	8,601,115	1,068	8,602,183
Interest income	123,995	4	2,402	—	126,401	(4,528)	121,873
Interest expense, net of amounts capitalized	(457,149)	(74)	(927)	—	(458,150)	68,157	(389,993)
Other	37,070	—	323	—	37,393	(45,316)	(7,923)
Income tax benefit (provision), net	(310,408)	22,887	(27,222)	—	(314,743)	(18,721)	(333,464)
Net income (loss)	581,342	(9,498)	36,428	—	608,272	(7,215)	601,057
Geographic Information

	United
	States	International	Total
		(In thousands)
Long-lived assets, including FCC authorizations
2008	$3,115,422	$—	$3,115,422

2007	$4,421,739	$2,410	$4,424,149

Revenue
2008	$11,617,181	$—	$11,617,181

2007	$10,972,020	$88,463	$11,060,483

2006	$9,752,078	$60,669	$9,812,747

Revenues are attributed to geographic regions based upon the location from where the sale originated. United States revenue includes transactions with both United States and customers abroad. International revenue includes transactions with customers in Europe, Africa, South America and the Middle East. Prior to 2008, revenues from these customers are included within the All Other operating segment and related to the set-top box business and other assets that were distributed to EchoStar in connection with the Spin-off.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
14. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2008, 2007 and 2006 are as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year
		(In thousands)
Allowance for doubtful accounts
For the years ended:
December 31, 2008	$14,019	$98,629	$(97,441)	$15,207
December 31, 2007	$14,205	$101,914	$(102,100)	$14,019
December 31, 2006	$8,799	$68,643	$(63,237)	$14,205

Allowance for inventory
For the years ended:
December 31, 2008	$14,674	$15,046	$(7,618)	$22,102
December 31, 2007	$12,740	$2,642	$(708)	$14,674
December 31, 2006	$9,987	$10,093	$(7,340)	$12,740
15. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
		(In thousands)
Year ended December 31, 2008:
Total revenue	$2,844,393	$2,914,989	$2,936,778	$2,921,021
Operating income (loss)	505,971	620,643	418,189	515,316
Net income (loss)	262,980	349,834	223,710	255,957

Year ended December 31, 2007:
Total revenue	$2,639,703	$2,755,407	$2,789,835	$2,875,538
Operating income (loss)	339,185	443,254	398,097	433,589
Net income (loss)	172,749	232,246	205,126	200,273
16. Related Party Transactions
Related Party Transactions with DISH
During 2006, we paid a dividend of $400 million to our parent company, EchoStar Orbital Corporation (“EOC”), for general corporate purposes. In addition, during 2006, we purchased EchoStar X from EchoStar Orbital II L.L.C. (“EOLLC II”), a wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $338 million. We assumed $15 million in vendor financing and the difference, or $323 million, was paid to our affiliate. We recorded the satellite at EOLLC II’s carrying value of $177 million and recorded the difference, or $161 million, as a capital distribution to EOC.
On February 15, 2007, DISH redeemed all of its outstanding 5 3/4% Convertible Subordinated Notes due 2008 at a redemption price of 101.643% of the principal amount, or $1.016 billion, plus accrued interest through the redemption date of $14 million. On February 15, 2007, we paid a dividend of approximately $1.031 billion to EOC to enable DISH to fund the payment of this redemption.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
During 2007, a building and land was contributed to us from DISH for its fair value of approximately $6 million. We recorded the asset at its carrying value of $5 million and recorded the difference of $1 million as a capital distribution.
During December 2007, DISH contributed two of its subsidiaries, Kelly Broadcasting Systems, Inc. (“KBS”) and Transponder Encryption Services Corporation (“TESC”), to us as a capital contribution in the amount of $56 million. Prior to the TESC contribution, we leased transponders and provided certain other services to TESC.
On January 1, 2008, DISH spun off EchoStar as a separate publicly-traded company in the form of a stock dividend distributed to DISH shareholders. In connection with the Spin-off, DISH contributed certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities held by us to EchoStar. Our net assets distributed in connection with the Spin-off are summarized in Note 1. On December 30, 2007, we paid a dividend of $1.615 billion to EOC to enable DISH to fund the $1.0 billion cash contribution to EchoStar and for other general corporate purposes.
During 2008, we paid dividends totaling $1.150 billion to EOC for general corporate purposes. In addition, we purchased EchoStar XI from EOLLC II, an indirect wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $330 million. We assumed $17 million in vendor financing and the difference, or $313 million, was paid to our affiliate. We recorded the satellite at EOLLC II’s carrying value of $200 million and recorded the difference, or $130 million, as a capital distribution to EOC.
Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated as a separate public company and we have no continued ownership interest in EchoStar. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen.
EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder leasing. Generally all agreements entered into in connection with the Spin-off are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost. The terms of our agreements with EchoStar provide for an arbitration mechanism in the event we are unable to reach agreement with EchoStar as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to the fair market value of the products and services supplied.
We and EchoStar also entered into certain transitional services agreements pursuant to which we obtain certain services and rights from EchoStar, EchoStar obtains certain services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. The following is a summary of the terms of the principle agreements that we have entered into with EchoStar that have an impact on our results of operations.
“Equipment sales — EchoStar”
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. We entered into a transition services agreement with EchoStar pursuant to which we, or one of our subsidiaries, provide certain transitional services to EchoStar. Under the transition services agreement, EchoStar has the right, but not the obligation, to receive the following services from us: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services.
The transition services agreement has a term of no longer than two years. We may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.
Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with EchoStar pursuant to which we make certain of our officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by us, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel is employed as our Vice Chairman but also provides services to EchoStar as an advisor. EchoStar makes payments to us based upon an allocable portion of the personnel costs and expenses incurred by us with respect to such officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by our executive officers performing services for EchoStar under the management services agreement. EchoStar will also reimburse us for direct out-of-pocket costs incurred by us for management services provided to EchoStar. We and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and EchoStar mutually agree upon.
The management services agreement is for a one year period, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (1) by EchoStar at any time upon at least 30 days’ prior written notice, (2) by us at the end of any renewal term, upon at least 180 days’ prior notice; and (3) by us upon written notice to EchoStar, following certain changes in control.
Real Estate Lease Agreement. During the third quarter 2008, we subleased space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.
“Satellite and transmission expenses — EchoStar”
Broadcast Agreement. We entered into a broadcast agreement with EchoStar, whereby EchoStar provides broadcast services including teleport services such as transmission and downlinking, channel origination services, and channel management services, thereby enabling us to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years; however, we have the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we shall pay EchoStar a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.
Satellite Capacity Agreements. We have entered into satellite capacity agreements with EchoStar on a transitional basis. Pursuant to these agreements, we lease satellite capacity on satellites owned or leased by EchoStar. Certain DISH Network subscribers currently point their satellite antenna at these satellites and this agreement is designed to facilitate the separation of us and EchoStar by allowing a period of time for these DISH Network subscribers to be moved to satellites owned or leased by us following the Spin-off. The fees for the services to be provided under the satellite capacity agreements are based on spot market

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
prices for similar satellite capacity and will depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (a) the end of life or replacement of the satellite; (b) the date the satellite fails; (c) the date that the transponder on which service is being provided under the agreement fails; or (d) two years from the effective date of such agreement.
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the year ended December 31, 2008, we purchased set-top box and other equipment from EchoStar totaling $1.492 billion. Of this amount, $168 million is included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Consolidated Statements of Operations. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Consolidated Balance Sheets.
Under our receiver agreement with EchoStar, we have the right but not the obligation to purchase receivers, accessories, and other equipment from EchoStar for a two year period. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. We may also terminate the receiver agreement if certain entities were to acquire us. We also have the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.
“General and administrative — EchoStar”
Product Support Agreement. We need EchoStar to provide product support (including certain engineering and technical support services and IPTV functionality) for all receivers and related accessories that EchoStar has sold and will sell to us. As a result, we entered into a product support agreement, under which we have the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice.
Real Estate Lease Agreements. We entered into lease agreements with EchoStar so that we can continue to operate certain properties that were distributed to EchoStar in the Spin-off. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
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
Services Agreement. We entered into a services agreement with EchoStar under which we have the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. This agreement has a term of two years. We may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Tax sharing agreement
We entered into a tax sharing agreement with EchoStar which governs our and EchoStar’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by us, and we will indemnify EchoStar for such taxes. However, we will not be liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify us for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.
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
QuetzSat-1 Lease Agreement. On November 24, 2008, EchoStar entered into a satellite service agreement with SES, which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
transponders on the new QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. SES will start the procurement process for the QuetzSat-1 satellite immediately. On November 24, 2008, EchoStar also entered into a transponder service agreement with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.
Under the terms of the transponder service agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the transponder service agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.