Form 10-K/A
period 2008-12-31
DISH DBS CORP
filed 2009-03-31
CIK 1042642

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
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated into this Form 10-K by reference: None

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Form 10-K”). We are filing this Form 10-K/A to correct “Item 15 — Exhibits and Financial Statement Schedules” by including the note regarding “Financial Information for Subsidiary Guarantors,” confirming that condensed consolidated supplemental financial information for guarantor subsidiaries is not required to be included in the Form 10-K.
     This Form 10-K/A continues to speak as of the date of the Annual Report on Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

Date: March 31, 2009

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

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)

				Accumulated
				Deficit and
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Total
Balance, December 31, 2005	1	$—	$1,011,343	$(1,266,734)	$(255,391)

SAB 108 adjustments, net of tax of $37 million	—	—	—	(62,345)	(62,345)
Capital distribution to affiliate	—	—	—	(161,099)	(161,099)
Stock-based compensation	—	—	17,435	—	17,435
Income tax (expense) benefit related to stock awards and other	—	—	3,925	—	3,925
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	401	401
Foreign currency translation	—	—	—	167	167
Dividend to EchoStar Orbital Corporation	—	—	—	(400,000)	(400,000)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(134)	(134)
Other	—	—	222	—	222
Net income (loss)	—	—	—	601,057	601,057

Balance, December 31, 2006	1	$—	$1,032,925	$(1,288,687)	$(255,762)

Capital contribution from DISH (Note 17)	—	—	56,390	—	56,390
Stock-based compensation	—	—	21,329	—	21,329
Income tax (expense) benefit related to stock awards and other	—	—	10,368	—	10,368
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	22	22
Foreign currency translation	—	—	—	123	123
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(3)	(3)
Dividend to EchoStar Orbital Corporation	—	—	—	(2,646,753)	(2,646,753)
Other	—	—	—	180	180
Net income (loss)	—	—	—	810,394	810,394

Balance, December 31, 2007	1	$—	$1,121,012	$(3,124,724)	$(2,003,712)

Capital contribution from DISH			5,221		5,221
Dividends to EchoStar Orbital Corporation (Note 17)				(1,150,000)	(1,150,000)
Stock-based compensation	—	—	15,349	—	15,349
Income tax (expense) benefit related to stock awards and other	—	—	947	—	947
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	(4,811)	(4,811)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	—	—	—	(1,577)	(1,577)
Capital distribution to affiliate	—	—	—	(130,299)	(130,299)
Capital contribution to DISH in connection with the Spin-off (Note 1)	—	—	—	(1,033,276)	(1,033,276)
Net income (loss)	—	—	—	1,092,481	1,092,481

Balance, December 31, 2008	1	$—	$1,142,529	$(4,352,206)	$(3,209,677)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$1,092,481	$810,394	$601,057
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,000,230	1,320,625	1,110,385
Equity in losses (earnings) of affiliates	(1,739)	831	—
Realized and unrealized losses (gains) on investments	(42,226)	—	—
Non-cash, stock-based compensation	15,349	21,329	17,435
Deferred tax expense (benefit) (Note 9)	180,245	255,852	274,762
Amortization of debt discount and deferred financing costs	3,821	3,650	7,149
Other, net	3,579	5,279	(4,386)
Change in noncurrent assets	7,744	2,768	54,955
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(98,957)	(15,475)	50,956
Changes in current assets and current liabilities:
Trade accounts receivable — other	(142,614)	(20,009)	(193,564)
Allowance for doubtful accounts	1,188	(186)	5,406
Advances to affiliates	78,578	71,314	64,824
Trade accounts receivable — EchoStar	(20,604)	—	—
Inventories	(157,761)	(80,841)	16,707
Other current assets	3,106	27,284	11,144
Trade accounts payable	(110,912)	30,791	37,319
Trade accounts payable — EchoStar	297,629	—	—
Advances from affiliates	(85,613)	(80,264)	76,476
Deferred revenue and other	(23,262)	31,305	62,600
Accrued programming and other accrued expenses	(65,106)	206,326	307,207

Net cash flows from operating activities	1,935,156	2,590,973	2,500,432

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,372,496)	(2,479,745)	(1,822,298)
Sales and maturities of marketable investment securities	4,595,360	2,708,568	1,302,720
Purchases of property and equipment	(1,155,377)	(1,111,536)	(1,429,957)
Change in restricted cash and marketable investment securities	79,898	(701)	(48,799)
FCC authorizations	—	(97,463)	—
Purchase of strategic investments included in noncurrent assets and other investment securities	—	(21,775)	(560)
Proceeds from sale of strategic investment	106,200	—	—
Other	3	3,469	(843)

Net cash flows from investing activities	(746,412)	(999,183)	(1,999,737)

Cash Flows From Financing Activities:
Contribution of cash and cash equivalents to DISH in connection with the Spin-off (Note 1)	(27,723)	—	—
Proceeds from issuance of 7 1/8% Senior Notes due 2016	—	—	1,500,000
Proceeds from issuance of 7% Senior Notes due 2013	—	—	500,000
Proceeds from issuance of 7 3/4% Senior Notes due 2015	750,000	—	—
Repurchases and redemption of 5 3/4% Senior Notes due 2008	(1,000,000)	—	—
Redemption of Floating Rate Senior Notes due 2008	—	—	(500,000)
Repurchases and redemption of 9 1/8% Senior Notes due 2009	—	—	(441,964)
Deferred debt issuance costs	(4,972)	—	(14,210)
Capital contribution from DISH (Note 17)	—	53,642	—
Dividend to EchoStar Orbital Corporation	(1,150,000)	(2,645,805)	(400,000)
Capital distribution to affiliate	(130,299)	—	(161,099)
Repayment of capital lease obligations, mortgages and other notes payable	(10,000)	(43,515)	(40,642)
Excess tax benefits recognized on stock option exercises	—	12,505	6,888

Net cash flows from financing activities	(1,572,994)	(2,623,173)	448,973

Net increase (decrease) in cash and cash equivalents	(384,250)	(1,031,383)	949,668
Cash and cash equivalents, beginning of period	482,251	1,513,634	563,966

Cash and cash equivalents, end of period	$98,001	$482,251	$1,513,634

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
Our Satellites
We presently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator, five of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We lease capacity on seven satellites from EchoStar with terms of up to two years and we account for these as operating leases. (See Note 17 for further discussion of our satellite leases with EchoStar.) We also lease two satellites from third parties, which are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital leases are depreciated over the shorter of the economic life or the term of the satellite service agreement.

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
13. Financial Information for Subsidiary Guarantors
DDBS’s senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries and the stand alone entity DDBS has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.
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
15. Valuation and Qualifying Accounts
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
16. Quarterly Financial Data (Unaudited)
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
17. Related Party Transactions
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