Form 10-Q
period 2009-03-31
DISH DBS CORP
filed 2009-05-15
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number 333-31929
DISH DBS Corporation
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
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

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.

•	We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.

•	We may be required to make substantial additional investments in order to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	The termination of our distribution agreement with AT&T Inc., or AT&T, may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

i

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have substantial debt outstanding and may incur additional debt that could have an effect on our future earnings.

•	If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering digital video recorder, or DVR, technology that would in turn put us at a significant disadvantage to our competitors.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to common ownership and management with our parent company DISH Network Corporation (“DISH”).

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and with respect to which we may lose the entire value of our investment.

ii

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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
In this report, the words “DDBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, unless the context otherwise requires. “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries including us. “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1. FINANCIAL STATEMENTS
DISH DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$226,259	$98,001
Marketable investment securities	746,002	383,089
Trade accounts receivable — other, net of allowance for doubtful accounts of $12,813 and $15,207, respectively	775,840	798,976
Trade accounts receivable — EchoStar	23,508	20,604
Inventories, net	414,833	426,671
Deferred tax assets	97,215	84,734
Other current assets	59,526	70,645
Other current assets — EchoStar	966	966

Total current assets	2,344,149	1,883,686

Noncurrent Assets:
Restricted cash and marketable investment securities	70,478	70,743
Property and equipment, net of accumulated depreciation of $2,488,029 and $2,432,707, respectively	2,564,933	2,430,717
FCC authorizations	679,570	679,570
Intangible assets, net	4,845	5,135
Other investment securities	25,145	26,647
Other noncurrent assets, net	56,960	59,483

Total noncurrent assets	3,401,931	3,272,295

Total assets	$5,746,080	$5,155,981

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$210,781	$175,022
Trade accounts payable — EchoStar	315,992	297,629
Deferred revenue and other	835,089	830,529
Accrued programming	1,032,814	1,020,086
Other accrued expenses	511,178	595,725
Current portion of capital lease obligations, mortgages and other notes payable	23,400	13,333

Total current liabilities	2,929,254	2,932,324

Long-term obligations, net of current portion:
6 3/8% Senior Notes due 2011	1,000,000	1,000,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000
7 1/8% Senior Notes due 2016	1,500,000	1,500,000
7% Senior Notes due 2013	500,000	500,000
7 3/4% Senior Notes due 2015	750,000	750,000
Capital lease obligations, mortgages and other notes payable, net of current portion	334,977	219,422
Deferred tax liabilities	303,387	264,436
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	331,231	199,476

Total long-term obligations, net of current portion	5,719,595	5,433,334

Total liabilities	8,648,849	8,365,658

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $ .01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,145,738	1,142,529
Accumulated other comprehensive income (loss)	(8,738)	(8,792)
Accumulated earnings (deficit)	(4,039,769)	(4,343,414)

Total stockholder’s equity (deficit)	(2,902,769)	(3,209,677)

Total liabilities and stockholder’s equity (deficit)	$5,746,080	$5,155,981

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Revenue:
Subscriber-related revenue	$2,864,939	$2,810,426
Equipment sales and other revenue	32,345	25,051
Equipment sales — EchoStar	2,683	2,638
Transitional services and other revenue — EchoStar	5,353	6,278

Total revenue	2,905,320	2,844,393

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	1,550,078	1,444,641
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9):
EchoStar	80,757	78,253
Other	7,021	7,664
Equipment, transitional services and other cost of sales	40,499	31,814
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 9)	24,136	30,787
Other subscriber promotion subsidies	217,560	280,197
Subscriber acquisition advertising	50,507	63,972

Total subscriber acquisition costs	292,203	374,956
General and administrative expenses — EchoStar	11,142	13,770
General and administrative expenses	125,554	114,956
Depreciation and amortization (Note 9)	223,288	272,368

Total costs and expenses	2,330,542	2,338,422

Operating income (loss)	574,778	505,971

Other Income (Expense):
Interest income	2,988	13,822
Interest expense, net of amounts capitalized	(87,107)	(87,841)
Other, net	(3,596)	(3,288)

Total other income (expense)	(87,715)	(77,307)

Income (loss) before income taxes	487,063	428,664
Income tax (provision) benefit, net	(183,418)	(165,684)

Net income (loss)	$303,645	$262,980

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	54	846
Deferred income tax (expense) benefit	—	(370)

Comprehensive income (loss)	$303,699	$263,456

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$303,645	$262,980
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	223,288	272,368
Equity in losses (earnings) of affiliates	1,502	972
Non-cash, stock-based compensation	3,209	3,559
Deferred tax expense (benefit)	26,470	4,127
Amortization of debt discount and deferred financing costs	841	912
Other, net	943	816
Change in noncurrent assets	1,682	1,665
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	3,407	37,393
Changes in current assets and current liabilities, net	173,609	8,440

Net cash flows from operating activities	738,596	593,232

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(614,490)	(797,865)
Sales and maturities of marketable investment securities	251,631	733,497
Purchases of property and equipment	(242,652)	(248,745)
Change in restricted cash and marketable investment securities	265	—

Net cash flows from investing activities	(605,246)	(313,113)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	(27,723)
Repayment of capital lease obligations, mortgages and other notes payable	(5,092)	(1,978)

Net cash flows from financing activities	(5,092)	(29,701)

Net increase (decrease) in cash and cash equivalents	128,258	250,418
Cash and cash equivalents, beginning of period	98,001	482,251

Cash and cash equivalents, end of period	$226,259	$732,669

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$58,250	$57,221

Capitalized interest	$1,671	$1,845

Cash received for interest	$2,988	$13,822

Cash paid for income taxes	$1,577	$5,962

Cash paid for income taxes to DISH	$144,499	$172,577

Satellites and other assets financed under capital lease obligations	$130,714	$—

Net assets distributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,005,553

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation or DISH, a publicly traded company listed on the Nasdaq Global Select Market. In this report, “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries including us. DDBS was formed under Colorado law in January 1996 and its common stock is held by EchoStar Orbital Corporation, a direct subsidiary of DISH. We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 13.584 million subscribers as of March 31, 2009. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, inventory allowances, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair values of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations. Illiquid credit markets and general downward economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
New Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance on FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that adoption of FSP 157-4 will have on our financial position and our results of operations.
In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP 115-2”) and FASB Staff Position No. 124-2 (“FSP 124-2”), which amends prior other-than-temporary impairment guidance for debt and equity securities. FSP 115-2 and FSP 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that adoption of FSP 115-2 and FSP 124-2 will have on our financial position and our results of operations.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
3. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$592,722	$205,513
Current marketable investment securities — other	153,280	177,576

Total current marketable investment securities	746,002	383,089
Restricted marketable investment securities (1)	10,690	10,680

Total marketable investment securities	756,692	393,769

Restricted cash and cash equivalents:
Restricted cash and cash equivalents (1)	59,788	60,063

Total restricted cash and cash equivalents	59,788	60,063

Other investment securities:
Other investment securities — cost method	5,739	5,739
Other investment securities — equity method	19,406	20,908

Total other investment securities	25,145	26,647

Total marketable investment securities, restricted cash and other investment securities	$841,625	$480,479

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows for VRDNs to be liquidated on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Other
Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.
Restricted Marketable Investment Securities
As of March 31, 2009 and December 31, 2008, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Other Investment Securities
We have several investments in certain equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets accounted for using the cost or equity methods of accounting.
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
Unrealized Gains (Losses) on Marketable Investment Securities – Recorded on the Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008, we had accumulated net unrealized losses of $9 million and $9 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” A full valuation allowance has been established against the deferred tax assets associated with these unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of March 31, 2009			As of December 31, 2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$592,722	$—	$—	$—	$205,513	$—	$—	$—
Other (including restricted)	163,970	108	(8,846)	(8,738)	188,256	60	(8,852)	(8,792)

Total marketable investment securities	$756,692	$108	$(8,846)	$(8,738)	$393,769	$60	$(8,852)	$(8,792)

As of March 31, 2009, restricted and non-restricted marketable investment securities include debt securities of $756 million with contractual maturities of one year or less and $1 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position No. 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of March 31, 2009, the unrealized losses on our investments in debt securities primarily represent investments in mortgage and asset-backed securities. We are not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Primary	As of March 31, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
					(In thousands)
Debt securities	Temporary market fluctuations	$118,739	$1,297	$(4)	$—	$—	$117,442	$(8,842)

Total		$118,739	$1,297	$(4)	$—	$—	$117,442	$(8,842)

		As of December 31, 2008

					(In thousands)
Debt securities	Temporary market fluctuations	$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

Total		$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

Fair Value Measurements
SFAS 157 “Fair Value Measurements” established a new framework for measuring fair value for all financial and non-financial instruments and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 established market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of March 31, 2009
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities	$756,692	$—	$756,692	$—

Total assets at fair value	$756,692	$—	$756,692	$—

4. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Finished goods — DBS	$249,272	$238,343
Raw materials	116,038	146,353
Work-in-process — used	74,539	61,663
Work-in-process — new	2,552	2,414

Subtotal	$442,401	$448,773
Inventory allowance	(27,568)	(22,102)

Inventories, net	$414,833	$426,671

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
5. Satellites
We currently utilize twelve satellites in geostationary orbit approximately 22,300 miles above the equator, five of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We currently lease capacity on five satellites from EchoStar with terms of up to two years and we account for these as operating leases. (See Note 11 for further discussion of our satellite leases with EchoStar.) We also lease two satellites from third parties, which are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). The capital leases are depreciated over the shorter of the economic life or the term of the satellite agreement.
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
Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that future anomalies will not cause further losses, which could further impact the remaining life or commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.
Owned Satellites
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as previously disclosed. Prior to 2009, EchoStar V experienced anomalies resulting in the loss of 13 solar array strings. During April 2009, EchoStar V lost an additional solar array string. These issues have not impacted commercial operation of the satellite. However, during 2005, as a result of the momentum wheel failures and the increased fuel consumption, we reduced the remaining estimated useful life of the satellite. As of October 2008, EchoStar V was fully depreciated.
Leased Satellites
EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel when providing service to the entire continental United States (“CONUS”), or 22 spot beams in a combination of 135 and 65 watts per channel. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2009, eight solar array circuits on EchoStar XII experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. During March and May 2009, EchoStar XII experienced additional solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
6. Long-Term Debt
Capital Lease Obligations
Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation at the 129 degree orbital location in February 2009. We have leased 100% of the capacity on the satellite for an initial term of ten years. Prior to the launch, we pre-paid $131 million to SES Americom in connection with the lease agreement and we capitalized $16 million of interest related to this satellite. In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), we have accounted for this agreement as a capital lease asset by recording $277 million as the estimated fair value of the satellite and recording a capital lease obligation in the amount of $130 million.
As of March 31, 2009 and December 31, 2008, we had $500 million and $223 million capitalized for satellites acquired under capital leases included in “Property and equipment, net,” respectively, with related accumulated depreciation of $34 million and $26 million, respectively. This increase during the three months ended March 31, 2009 related to the Ciel II satellite discussed above. In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $8 million and $4 million in depreciation expense on satellites acquired under capital lease agreements during the three months ended March 31, 2009 and 2008, respectively.
Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of March 31, 2009, are as follows (in thousands):

For the Years Ended December 31,
2009 (remaining nine months)	$57,707
2010	76,525
2011	75,999
2012	75,999
2013	75,999
Thereafter	542,328

Total minimum lease payments	904,557
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(416,326)

Net minimum lease payments	488,231
Less: Amount representing interest	(175,993)

Present value of net minimum lease payments	312,238
Less: Current portion	(19,051)

Long-term portion of capital lease obligations	$293,187

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
7. Stock-Based Compensation
Stock Incentive Plans
In connection with the Spin-off, as permitted by existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH stock option was converted into two stock options as follows:
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
DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of March 31, 2009, there were outstanding under these plans stock options to acquire 18.6 million shares of DISH’s Class A common stock and 0.5 million restricted stock awards associated with our employees. Stock options granted through March 31, 2009 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years. While historically DISH’s board of directors has issued stock options subject to vesting, typically at the rate of 20% per year, some stock options have been granted with immediate vesting and other stock options vest only upon the achievement of certain DISH-specific objectives. As of March 31, 2009, DISH had 57.6 million shares of its Class A common stock available for future grant under its stock incentive plans.
As of March 31, 2009, the following stock incentive awards were outstanding:

As of March 31, 2009
	DISH Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by DDBS employees	18,629,714	487,735	1,622,315	81,366

DISH is responsible for fulfilling all stock incentive awards related to DISH common stock and EchoStar is responsible for fulfilling all stock incentive awards related to EchoStar common stock, regardless of whether such stock incentive awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by DISH or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock Award Activity
DISH stock option activity (including performance and non-performance based stock options) associated with our employees for the three months ended March 31, 2009 was as follows:

	For the Three Months
	Ended March 31, 2009
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	18,267,950	$21.86
Granted	1,105,500	11.11
Exercised	(19,000)	6.46
Forfeited and cancelled	(724,736)	22.02

Total options outstanding, end of period	18,629,714	21.13

Performance based options outstanding, end of period (1)	9,177,750	16.04

Exercisable at end of period	5,035,064	30.18

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
We did not realize a tax benefit from stock options exercised during the three months ended March 31, 2009. The tax benefit from stock options exercised during the three months ended March 31, 2008 was less than $1 million. Based on the closing market price of DISH’s Class A common stock on March 31, 2009, there was no aggregate intrinsic value related to outstanding or exercisable stock options associated with our employees at the end of the period.
DISH restricted stock award activity (including performance and non-performance based stock awards) associated with our employees for the three months ended March 31, 2009 was as follows:

	For the Three Months
	Ended March 31, 2009
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period	517,735	$23.69
Granted	6,666	11.11
Exercised	—	—
Forfeited and cancelled	(36,666)	19.36

Total restricted stock awards outstanding, end of period	487,735	23.84

Restricted performance units outstanding, end of period (1)	417,735	23.45

(1)	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
Long-Term Performance-Based Plans
2005 LTIP. In 2005, DISH adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units,

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock options is subject to a performance condition that a DISH-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2009, that assessment could change at any time.
In accordance with SFAS 123R, if all of the awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the three months ended March 31, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock options at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$47,171	$14,360
EchoStar awards held by DDBS employees	9,578	2,916

Total	$56,749	$17,276

2008 LTIP. In December 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2008 LTIP provides stock options and restricted performance units, either alone or in combination, which vest based on DISH-specific subscriber and financial goals. Exercise of the awards is contingent on achieving these goals prior to December 31, 2015. Management has determined it is probable that a portion of the 2008 LTIP awards will vest and as a result, we recorded less than $1 million in non-cash, stock-based compensation expense during the three months ended March 31, 2009. During the remainder of 2009, we expect to record an additional $1 million in non-cash, stock-based compensation expense related to this portion which management has determined to be probable. Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions. If the remaining goals are achieved and the remaining 2008 LTIP awards vest, we will recognize an additional $23 million in non-cash, stock-based compensation expense over the term of this stock incentive plan.
Of the 18.6 million stock options and 0.5 million restricted stock awards outstanding under the DISH stock incentive plans associated with our employees as of March 31, 2009, the following awards were outstanding pursuant to the 2005 LTIP and the 2008 LTIP:

	As of March 31, 2009
		Weighted-
		Average
	Number of	Exercise
Stock Options	Awards	Price
2005 LTIP	3,170,250	$25.43
2008 LTIP	6,007,500	11.09

Total	9,177,750	16.04

Restricted Performance Units
2005 LTIP	336,913
2008 LTIP	80,822

Total	417,735

No awards were granted under the 2005 LTIP during the three months ended March 31, 2009.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Subscriber-related	$259	$271
General and administrative expenses	2,950	3,288

Total non-cash, stock-based compensation	$3,209	$3,559

As of March 31, 2009, our total unrecognized compensation cost related to the non-performance based unvested stock options was $30 million and includes compensation expense that we will recognize for EchoStar stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.3% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three months ended March 31, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2009	2008
Risk-free interest rate	1.97% - 2.51%	2.74%
Volatility factor	29.72% - 32.04%	19.98%
Expected term of options in years	6.0 - 7.3	6.1
Weighted-average fair value of options granted	$3.86 - $4.17	$7.64
DISH does not currently plan to pay additional dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods presented. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of DISH’s stock options as new events or changes in circumstances become known.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
8. Commitments and Contingencies
Commitments
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $486 million over the next eight years. As of March 31, 2009, we have not recorded a liability on the balance sheet for these guarantees.
Contingencies
In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off and DISH has indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company that seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Enron Commercial Paper Investment
During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes that are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. On April 7, 2009, we settled the litigation for an immaterial amount.
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to the jury verdict. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
We have developed and deployed “next-generation” DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held mid- February 2009, the parties’ have submitted their post-trial briefs and we are now awaiting a ruling from the Court. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $1.0 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
9. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Equipment leased to customers	$192,568	$212,279
Satellites	19,883	26,451
Furniture, fixtures, equipment and other	9,297	28,237
Identifiable intangible assets subject to amortization	291	4,331
Buildings and improvements	1,249	1,070

Total depreciation and amortization	$223,288	$272,368

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.
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
EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder leasing. Generally the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided. Prior to the Spin-off, these products were provided and services were performed internally at cost.
In connection with the Spin-off, we and EchoStar also entered into certain transitional services agreements pursuant to which we obtain certain services and rights from EchoStar, EchoStar obtains certain services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. Subsequent to the Spin-off, we also entered into certain agreements with EchoStar and may enter into additional agreements with EchoStar in the future. The following is a summary of the terms of the principal agreements that we have entered into with EchoStar that may have an impact on our results of operations.
“Equipment sales — EchoStar”
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period ending, January 1, 2010. Under the remanufactured receiver agreement, EchoStar has the right, but not the

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. DISH entered into a transition services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to receive the following services from DISH: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years ending on January 1, 2010. EchoStar may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.
Management Services Agreement. DISH entered into a management services agreement with EchoStar pursuant to which DISH makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH, but also serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. EchoStar makes payments to DISH based upon an allocable portion of the personnel costs and expenses incurred by DISH with respect to such officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by DISH's executive officers performing services for EchoStar under the management services agreement. EchoStar also reimburses DISH for direct out-of-pocket costs incurred by DISH for management services provided to EchoStar. DISH and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH and EchoStar mutually agree upon.
The management services agreement is for a one year period commencing on January 1, 2008, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days’ prior written notice, (ii) by DISH at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by DISH upon written notice to EchoStar, following certain changes in control.
Real Estate Lease Agreement. During 2008, DISH subleased space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.
Packout Services Agreement. We entered into a packout services agreement with EchoStar, whereby EchoStar has the right, but not the obligation, to engage us to package and ship satellite receivers to customers that are not associated with us. The fees charged by us for the services provided under the packout services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the products and services provided. The original one year term of the packout services agreement was extended for an additional one year term and expires on December 31, 2009. EchoStar may terminate this agreement for any reason upon sixty days’ prior written notice to us. In the event of an early termination of this agreement, EchoStar will be entitled to a refund of any unearned fees paid to us for the services.
“Satellite and transmission expenses — EchoStar”
Broadcast Agreement. We entered into a broadcast agreement pursuant to which EchoStar provides us broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
management services for a two year period ending on January 1, 2010. We have the right, but not the obligation, to extend the broadcast agreement annually for up to two years. We have exercised our right to renew this agreement for an additional year. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we must pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.
Satellite Capacity Agreements. We entered into satellite capacity agreements pursuant to which we lease satellite capacity on satellites owned or leased by EchoStar. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) January 1, 2010.
Nimiq 5 Lease Agreement. During March 2008, EchoStar entered into a fifteen-year satellite service agreement with Bell TV, to receive service on 16 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell TV currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. During March 2008, EchoStar also entered into a transponder service agreement (“Nimiq 5 Transponder Agreement”) with us, pursuant to which we will receive service from EchoStar on all of the DBS transponders covered by EchoStar’s satellite service agreement with Bell TV. DISH has guaranteed certain obligations of EchoStar under the Nimiq 5 Transponder Agreement.
Under the terms of the Nimiq 5 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the Nimiq 5 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the Nimiq 5 Transponder Agreement, the service term will expire ten years following the date it is placed in service. Upon expiration of the initial term we have the option to renew the Nimiq 5 Transponder Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.
QuetzSat-1 Lease Agreement. During November 2008, EchoStar entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. During November 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.
Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.
TT&C Agreement. We entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a two year period ending on January 1, 2010. DISH Network has the right, but not the obligation, to extend the agreement annually for up to two years. We have exercised our right to renew this agreement for an additional year. The fees for the services provided under the TT&C agreement are cost plus a fixed margin. We may terminate the TT&C agreement for any reason upon sixty days prior written notice.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. We may terminate the satellite procurement agreement for any reason upon sixty days prior written notice.
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. During the three months ended March 31, 2009 and 2008, we purchased set-top box and other equipment from EchoStar totaling $320 million and $372 million, respectively. Of these amounts, $24 million and $31 million are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2009 and 2008, respectively. The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.
Under our receiver agreement with EchoStar, we have the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a two year period ending on January 1, 2010. We also have the right, but not the obligation, to extend the receiver agreement annually for up to two years. We have exercised our right to renew this agreement for an additional year. The receiver agreement allows us to purchase receivers and accessories from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar. EchoStar may terminate the receiver agreement if certain entities were to acquire us. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.
“General and administrative — EchoStar”
Product Support Agreement. We entered into a product support agreement pursuant to which we have the right, but not the obligation to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future sells to us. The fees for the services provided under the product support agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.
Real Estate Lease Agreements. We entered into certain lease agreements with EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado, is for a period of two years ending on January 1, 2010.
Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years.
Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years.
EDN Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.
Services Agreement. DISH entered into a services agreement pursuant to which it has the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. The fees for the services provided under this services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.
Other Agreements — EchoStar
Tax Sharing Agreement. DISH entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by DISH, and DISH will indemnify EchoStar for such taxes. However, DISH will not be liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify DISH for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
You should read the following narrative analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Amendment Number 1 of our Annual Report on Form 10-K for the year ended December 31, 2008, under the caption “Item 1A. Risk Factors.”
EXECUTIVE SUMMARY
Overview
DISH Network’s subscriber base decreased by 94,000 subscribers during the three months ended March 31, 2009. Factors common to the pay-TV industry, as well as factors that were specific to DISH Network, each continued to contribute to this decline.
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
While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH Network. In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new subscribers and similarly aggressive promotions and tactics used to retain existing subscribers. Some competitors have been especially aggressive and effective in marketing the value and quality of their service. Furthermore, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended on January 31, 2009. During the three months ended March 31, 2009, AT&T contributed 5% of our gross subscriber additions. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Recent initiatives to transmit certain programming only in MPEG-4 and to activate certain new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
To combat signal theft and improve the security of our broadcast system, we are in the process of replacing our security access devices and expect this initiative to last through the first half of 2009. To combat other forms of fraud, we have taken a wide range of actions including terminating retailers that we believe were in violation of DISH Network’s business rules. While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short term, we believe that the long-term benefits will outweigh the costs.
To address our operational inefficiency, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending.
Over the long run, we will use Slingbox “placeshifting” technology and other technologies to maintain and enhance our competitiveness. We may also partner with or acquire companies whose lines of business are complementary to ours should attractive opportunities arise.
The adoption of the above measures has contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all. Programming costs represent a large percentage of our “Subscriber-related expenses.” As a result, our margins may face further downward pressure from price escalations in current contracts and the renewal of long-term programming contracts on less favorable pricing terms.
Liquidity Drivers
Like many companies, we make general investments in property such as satellites, information technology, and facilities that support our overall business. As a subscriber-based company, however, we also make customer-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the customer-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber in order to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.
From a company standpoint, there are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time. The first factor is how successful we are at retaining our current subscribers. As we lose subscribers from our existing base, the positive cash flow from that base is correspondingly reduced. The second factor is how successful we are at maintaining our subscriber-related margins. To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced. The third factor is the rate at which we acquire new subscribers. The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with new subscribers. Finally, our future cash flow is impacted by the rate at which we make general investments and any cash flow from financing activities.
As our business has slowed due to the external and internal factors previously discussed, the biggest impact to our cash flow has been a reduction in customer-specific investments to acquire new subscribers. While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided in the short-

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
term by the reduction in customer-specific investment spending. As a result, a slow down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.
Availability of Credit and Effect on Liquidity
While the ability to raise capital has generally existed for DISH even during the recent market turmoil, the cost of such capital has not been as attractive as in prior periods. Because of the cash flow situation of our company and the absence of any material debt payments over the next two years, the higher cost of capital will not impact our current operations. However, we might be less likely than we would otherwise be to pursue initiatives which could increase shareholder value over the long run, such as making strategic investments, or prepaying debt. Alternatively, if we decided to still pursue such initiatives, the cost of doing so would be greater. Currently, we have no existing lines of credit, nor have we historically.
Future Liquidity
The most material trends that we experienced in 2008, being the net loss of subscribers and the reduction in subscriber-related margins, have continued into the first quarter of 2009. We lost 102,000 net subscribers in 2008 and an additional 94,000 net subscribers in the first quarter of 2009. Our AT&T agreement expired on February 1, 2009 but we continued to activate new subscribers that had ordered DISH Network service through AT&T prior to February 1st through the end of February. Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” grew from 51.4% to 52.2% in 2008 and reached 54.1% in the first quarter of 2009. Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, free up transponder capacity, and improve customer service. Uncertainties about these trends may impact our cash flow and results of operations but, as discussed above, are unlikely to impact current operations.
The Spin-off
On January 1, 2008, DISH completed the separation of the assets and businesses, certain of which we historically owned and operated, into two companies (the “Spin-off”):
•	DISH Network Corporation — which retained its DISH Network® subscription television business, and

•	EchoStar Corporation (“EchoStar”) — which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
DISH and EchoStar now operate as separate publicly traded companies, and neither entity has any ownership interest in the other. However, a majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer. In connection with the Spin-off, DISH entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which impact several of our key operating metrics. Subsequent to the Spin-off, DISH has entered into certain other agreements with EchoStar and may enter into additional agreements with EchoStar in the future.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the unsubsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.
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
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services. In addition, this category includes the cost of leasing satellite and transponder capacity on satellites from EchoStar.
Satellite and transmission expenses — other. “Satellite and transmission expenses — other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.
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
Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems in order to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of these receiver systems sold to retailers and other distributors of our equipment, the cost of these receiver systems sold directly by us to subscribers, net costs related to our promotional incentives, and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”
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
Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt (net of capitalized interest) and interest expense associated with our capital lease obligations.
Other, net. The main components of “Other, net” are equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to net income (loss) in our discussion of “Results of Operations” below.
DISH Network subscribers. We include customers obtained through direct sales, and third-party retailers and other distribution relationships in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our Classic Bronze 100 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count. Previously, our end of period DISH Network subscriber count was rounded down to the nearest five thousand. However, beginning December 31, 2008, we round to the nearest one thousand.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2009	2008	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$2,864,939	$2,810,426	$54,513	1.9
Equipment sales and other revenue	32,345	25,051	7,294	29.1
Equipment sales, transitional services and other revenue — EchoStar	8,036	8,916	(880)	(9.9)

Total revenue	2,905,320	2,844,393	60,927	2.1

Costs and Expenses:
Subscriber-related expenses	1,550,078	1,444,641	105,437	7.3
% of Subscriber-related revenue	54.1%	51.4%
Satellite and transmission expenses — EchoStar	80,757	78,253	2,504	3.2
% of Subscriber-related revenue	2.8%	2.8%
Satellite and transmission expenses — other	7,021	7,664	(643)	(8.4)
% of Subscriber-related revenue	0.2%	0.3%
Equipment, transitional services and other cost of sales	40,499	31,814	8,685	27.3
Subscriber acquisition costs	292,203	374,956	(82,753)	(22.1)
General and administrative expenses	136,696	128,726	7,970	6.2
% of Total revenue	4.7%	4.5%
Depreciation and amortization	223,288	272,368	(49,080)	(18.0)

Total costs and expenses	2,330,542	2,338,422	(7,880)	(0.3)

Operating income (loss)	574,778	505,971	68,807	13.6

Other Income (Expense):
Interest income	2,988	13,822	(10,834)	(78.4)
Interest expense, net of amounts capitalized	(87,107)	(87,841)	734	0.8
Other, net	(3,596)	(3,288)	(308)	(9.4)

Total other income (expense)	(87,715)	(77,307)	(10,408)	(13.5)

Income (loss) before income taxes	487,063	428,664	58,399	13.6
Income tax (provision) benefit, net	(183,418)	(165,684)	(17,734)	(10.7)
Effective tax rate	37.7%	38.7%

Net income (loss)	$303,645	$262,980	$40,665	15.5

Other Data:
DISH Network subscribers, as of period end (in millions)	13.584	13.815	(0.231)	(1.7)
DISH Network subscriber additions, gross (in millions)	0.653	0.730	(0.077)	(10.5)
DISH Network subscriber additions, net (in millions)	(0.094)	0.035	(0.129)	NM
Average monthly subscriber churn rate	1.83%	1.68%	0.15%	8.9
Average monthly revenue per subscriber (“ARPU”)	$70.03	$67.93	$2.10	3.1
Average subscriber acquisition cost per subscriber (“SAC”)	$659	$709	$(50)	(7.1)
EBITDA	$794,470	$775,051	$19,419	2.5

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Overview. Revenue totaled $2.905 billion for the three months ended March 31, 2009, an increase of $61 million or 2.1% compared to the same period in 2008. Net income totaled $304 million, an increase of $41 million or 15.5%.
DISH Network’s net new subscribers continued to decline during the quarter and “Subscriber-related expenses” have continued to increase, negatively impacting our subscriber-related margins. Factors common to the pay-TV industry, as well as factors that were specific to DISH Network, each continued to contribute to this decline. Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, free up transponder capacity, and improve customer service.
DISH Network subscribers. As of March 31, 2009, we had approximately 13.584 million DISH Network subscribers compared to approximately 13.815 million subscribers at March 31, 2008, a decrease of 1.7%. DISH Network added approximately 653,000 gross new subscribers for the three months ended March 31, 2009, compared to approximately 730,000 gross new subscribers during the same period in 2008.
DISH Network lost approximately 94,000 net new subscribers for the three months ended March 31, 2009, compared to adding approximately 35,000 net new subscribers during the same period in 2008. This decrease primarily resulted from the decrease in gross new subscribers discussed above and an increase in our subscriber churn rate. Our percentage monthly subscriber churn for the three months ended March 31, 2009 was 1.83%, compared to 1.68% for the same period in 2008. Given the increasingly competitive nature of our industry and the current weaker economic conditions, especially the downturn in the financial and consumer markets, we may not be able to reduce churn without significantly increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
We believe our gross and net subscriber additions as well as our subscriber churn have been negatively impacted by weaker economic conditions, aggressive promotional and retention offerings by our competition, the loss of our distribution relationship with AT&T discussed below, the heavy marketing of HD service by our competition, the growth of fiber-based and Internet-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended on January 31, 2009. During the three months ended March 31, 2009, AT&T contributed 5% of our gross subscriber additions. AT&T has entered into a new distribution relationship with DirecTV. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.865 billion for the three months ended March 31, 2009, an increase of $55 million or 1.9% compared to the same period in 2008. This increase was primarily related to the increase in “ARPU” discussed below.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
ARPU. Monthly average revenue per subscriber was $70.03 during the three months ended March 31, 2009 versus $67.93 during the same period in 2008. ARPU is driven by a number of factors including, among other things, price increases and penetration rates of our programming and hardware offerings. The $2.10 or 3.1% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for subscribers to select HD programming packages and advanced hardware offerings, we continue to see increased penetration in our HD programming and hardware related fees, which include fees for DVRs, rental fees and fees earned from our DishHOME Protection Plan. These increases were partially offset by a decrease in pay-per-view buys and premium movie revenue.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $32 million during the three months ended March 31, 2009, an increase of $7 million or 29.1% compared to the same period during 2008. The increase in “Equipment sales and other revenue” primarily resulted from the sales of digital converter boxes, which is a product line developed to support the digital conversion scheduled for June 2009.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.550 billion during the three months ended March 31, 2009, an increase of $105 million or 7.3% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) customer retention, (ii) call center and in-home service operations, and (iii) programming content, partially offset by a non-recurring programming expense adjustment of approximately $27 million. The increase in customer retention expense was primarily driven by more upgrading of existing customers to HD and DVR receivers and the changing of equipment for certain subscribers to free up satellite bandwidth in support of HD and other initiatives. We expect to implement the satellite bandwidth initiatives at least through the first half of 2009. We believe that the benefit from the increase in available satellite bandwidth outweighs the short-term cost of these equipment changes. The increases related to call center and in-home service operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The increase in programming content costs was primarily related to annual price escalation clauses in certain of our programming contracts and the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 54.1% and 51.4% of “Subscriber-related revenue” during the three months ended March 31, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses,” partially offset by an increase in ARPU.
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. Our programming expenses will continue to increase to the extent we are successful growing our subscriber base. In addition, our “Subscriber-related expenses” may face further upward pressure from price escalations in current contracts and the renewal of long-term programming contracts on less favorable pricing terms.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $40 million during the three months ended March 31, 2009, an increase of $9 million or 27.3% compared to the same period in 2008. The increase primarily resulted from costs associated with the sales of digital converter boxes discussed above, and in charges for defective, slow moving and obsolete inventory.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $292 million for the three months ended March 31, 2009, a decrease of $83 million or 22.1% compared to the same period in 2008. This decrease was primarily attributable to the decline in gross new subscribers and the decrease in SAC discussed below.
SAC. SAC was $659 during the three months ended March 31, 2009 compared to $709 during the same period in 2008, a decrease of $50, or 7.1%. This decrease was primarily attributable to a shift in the mix of sales from independent retailers to direct sales which resulted in lower incentives paid. In addition, we spent less in advertising costs per subscriber acquisition during the period. The increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, was in large part offset by lower hardware costs for the same receiver model.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
During the three months ended March 31, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $138 million and $143 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower subscriber growth.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended March 31, 2009 and 2008, these amounts totaled $38 million and $31 million, respectively.
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
General and administrative expenses. “General and administrative expenses” totaled $137 million during the three months ended March 31, 2009, an increase of $8 million or 6.2% compared to the same period in 2008. This increase was primarily attributable to an increase in personnel costs and professional fees to support the DISH Network. “General and administrative expenses” represented 4.7% and 4.5% of “Total revenue” during the three months ended March 31, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Depreciation and amortization. “Depreciation and amortization” expense totaled $223 million during the three months ended March 31, 2009, a $49 million or 18.0% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to the decline in depreciation expense related to set-top boxes used in our lease programs and the abandonment of a software development project designed to support our IT systems during the three months ended March 31, 2008. The decrease in expense related to set-top boxes resulted from an increase in the number of fully-depreciated set-top boxes still in service and in the capitalization of new advanced equipment which has a longer estimated useful life.
Interest income. “Interest income” totaled $3 million during the three months ended March 31, 2009, a decrease of $11 million compared to the same period in 2008. This decrease principally resulted from lower cash and marketable investment securities balances and total percentage returns earned on our cash and marketable investment securities during the first quarter of 2009.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Earnings before interest, taxes, depreciation and amortization. EBITDA was $794 million during the three months ended March 31, 2009, an increase of $19 million or 2.5% compared to the same period in 2008. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
EBITDA	$794,470	$775,051
Less:
Interest expense, net	84,119	74,019
Income tax provision (benefit), net	183,418	165,684
Depreciation and amortization	223,288	272,368

Net income (loss)	$303,645	$262,980

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
Income tax (provision) benefit, net. Our income tax provision was $183 million during the three months ended March 31, 2009, an increase of $18 million compared to the same period in 2008. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” partially offset by a decrease in the effective state tax rate due to changes in state apportionment percentages.
Net income (loss). Net income was $304 million during the three months ended March 31, 2009, an increase of $41 million compared to $263 million for the same period in 2008. The increase was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed liability for any acts or omissions that relate to its business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby EchoStar will only be liable for its acts or omissions that occurred following the Spin-off and DISH has indemnified EchoStar for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company that seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
Enron Commercial Paper Investment
During October 2001, we received approximately $40 million from the sale of Enron commercial paper to a third party broker. That commercial paper was ultimately purchased by Enron. During November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York against approximately 100 defendants, including us, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 purchase of its commercial paper was a fraudulent conveyance and voidable preference under bankruptcy laws. We dispute these allegations. We typically invest in commercial paper and notes that are rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations. At the time of our investment in Enron commercial paper, it was considered to be high quality and low risk. On April 7, 2009, we settled the litigation for an immaterial amount.
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION — Continued
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent

PART II — OTHER INFORMATION — Continued
Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages and pre-judgment interest awarded by the Texas court. This amount also includes the estimated cost of any software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to the jury verdict. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.

PART II — OTHER INFORMATION — Continued
We have developed and deployed “next-generation” DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held mid- February 2009, the parties’ have submitted their post-trial briefs and we are now awaiting a ruling from the Court. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. We could also have to pay substantial additional damages.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom’s motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $1.0 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. During the three months ended March 31, 2009, there were no material changes in risk factors as previously disclosed.

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.
31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Operating Officer (Principal Financial Officer During the Quarter Ended March 31, 2009)

Date: May 15, 2009