Form 10-Q
period 2009-06-30
DISH DBS CORP
filed 2009-08-10
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2009, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
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

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If declines in DISH Network gross subscriber additions, increases in subscriber churn and higher subscriber acquisition and retention costs continue, our financial performance will be further adversely affected.

•	We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the internet.

•	We may be required to make substantial additional investments in order to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	The termination of our distribution agreement with AT&T Inc., or AT&T, may reduce subscriber additions and increase churn if we are not able to develop alternative distribution channels.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.
i

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber losses and subscriber churn may increase.

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have substantial debt outstanding and may incur additional debt that could have an effect on our future earnings.

•	If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites under construction are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to common ownership and management with our parent company DISH Network Corporation (“DISH”).

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
ii

•	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and with respect to which we may lose the entire value of our investment.

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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
iii

Item 1. FINANCIAL STATEMENTS
DISH DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$110,751	$98,001
Marketable investment securities	1,068,240	383,089
Trade accounts receivable — other, net of allowance for doubtful accounts of $13,079 and $15,207, respectively	826,454	798,976
Trade accounts receivable — EchoStar	20,456	21,570
Advances to affiliates	17,975	—
Inventories, net	323,104	426,671
Deferred tax assets	99,364	84,734
Other current assets	65,198	70,645

Total current assets	2,531,542	1,883,686

Noncurrent Assets:
Restricted cash and marketable investment securities	132,320	70,743
Property and equipment, net of accumulated depreciation of $2,556,500 and $2,432,707, respectively	2,507,052	2,430,717
FCC authorizations	679,570	679,570
Other investment securities	2,805	26,647
Other noncurrent assets, net	54,926	64,618

Total noncurrent assets	3,376,673	3,272,295

Total assets	$5,908,215	$5,155,981

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$231,530	$175,022
Trade accounts payable — EchoStar	222,779	297,629
Deferred revenue and other	810,748	830,529
Accrued programming	961,416	1,020,086
Other accrued expenses	708,565	595,725
Current portion of long-term debt and capital lease obligations	22,866	13,333

Total current liabilities	2,957,904	2,932,324

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	5,078,790	4,969,422
Deferred tax liabilities	310,096	264,436
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	367,340	199,476

Total long-term obligations, net of current portion	5,756,226	5,433,334

Total liabilities	8,714,130	8,365,658

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,149,820	1,142,529
Accumulated other comprehensive income (loss)	(1,560)	(8,792)
Accumulated earnings (deficit)	(3,954,175)	(4,343,414)

Total stockholder’s equity (deficit)	(2,805,915)	(3,209,677)

Total liabilities and stockholder’s equity (deficit)	$5,908,215	$5,155,981

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue:
Subscriber-related revenue	$2,878,115	$2,875,580	$5,743,054	$5,686,006
Equipment sales and other revenue	19,135	28,784	51,480	53,835
Equipment sales — EchoStar	2,526	3,462	5,209	6,100
Transitional services and other revenue — EchoStar	3,923	7,163	9,276	13,441

Total revenue	2,903,699	2,914,989	5,809,019	5,759,382

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	1,532,076	1,423,997	3,082,154	2,868,638
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9):
EchoStar	87,198	77,697	167,955	155,950
Other	8,718	7,575	15,739	15,239
Equipment, transitional services and other cost of sales	27,094	30,359	67,593	62,173
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 9)	71,786	32,284	95,922	63,071
Other subscriber promotion subsidies	248,171	297,774	465,731	577,971
Subscriber acquisition advertising	68,315	41,359	118,822	105,331

Total subscriber acquisition costs	388,272	371,417	680,475	746,373
General and administrative expenses — EchoStar	12,413	12,670	23,555	26,440
General and administrative expenses	143,230	122,385	268,784	237,341
Tivo litigation expense	196,405	—	196,405	—
Depreciation and amortization (Note 9)	245,292	248,246	468,580	520,614

Total costs and expenses	2,640,698	2,294,346	4,971,240	4,632,768

Operating income (loss)	263,001	620,643	837,779	1,126,614

Other Income (Expense):
Interest income	2,986	15,362	5,974	29,184
Interest expense, net of amounts capitalized	(96,686)	(91,525)	(183,793)	(179,366)
Other, net	(16,001)	1,391	(19,597)	(1,897)

Total other income (expense)	(109,701)	(74,772)	(197,416)	(152,079)

Income (loss) before income taxes	153,300	545,871	640,363	974,535
Income tax (provision) benefit, net	(67,706)	(196,037)	(251,124)	(361,721)

Net income (loss)	$85,594	$349,834	$389,239	$612,814

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	7,178	(9,963)	7,232	(9,117)
Deferred income tax (expense) benefit	—	3,817	—	3,447

Comprehensive income (loss)	$92,772	$343,688	$396,471	$607,144

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$389,239	$612,814
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	468,580	520,614
Equity in losses (earnings) of affiliates	1,975	(296)
Realized and unrealized losses (gains) on investments	18,933	—
Non-cash, stock-based compensation	7,275	7,801
Deferred tax expense (benefit)	31,030	4,697
Other, net	2,871	3,812
Change in noncurrent assets	5,402	5,283
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	47,267	28,034
Changes in current assets and current liabilities, net	205,731	(108,075)

Net cash flows from operating activities	1,178,303	1,074,684

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,559,880)	(1,530,447)
Sales and maturities of marketable investment securities	881,962	1,066,240
Purchases of property and equipment	(413,775)	(470,333)
Change in restricted cash and marketable investment securities	(61,577)	—
Other	(470)	—

Net cash flows from investing activities	(1,153,740)	(934,540)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	(27,723)
Proceeds from issuance of 7 3/4% Senior Notes due 2015	—	750,000
Deferred debt issuance costs	—	(5,033)
Dividend to EchoStar Orbital Corporation	—	(600,000)
Repayment of long-term debt and capital lease obligations	(11,813)	(5,017)

Net cash flows from financing activities	(11,813)	112,227

Net increase (decrease) in cash and cash equivalents	12,750	252,371
Cash and cash equivalents, beginning of period	98,001	482,251

Cash and cash equivalents, end of period	$110,751	$734,622

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$177,239	$172,908

Capitalized interest	$—	$3,719

Cash received for interest	$5,974	$29,184

Cash paid for income taxes	$9,688	$17,700

Cash paid for income taxes to DISH	$194,808	$366,301

Vendor financing	$—	$5,814

Satellites and other assets financed under capital lease obligations	$130,714	$—

Net assets distributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,005,553

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation or DISH, a publicly traded company listed on the Nasdaq Global Select Market. In this report, “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries including us. DDBS was formed under Colorado law in January 1996 and its common stock is held by EchoStar Orbital Corporation, a direct subsidiary of DISH. We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 13.610 million subscribers as of June 30, 2009. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
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
•	DISH Network Corporation — which retained its subscription television business, the DISH Network®, and

•	EchoStar Corporation — which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Fair Value of Financial Instruments
As of June 30, 2009 and December 31, 2008, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. See Note 6 for the fair value of our long-term debt.
3. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$837,857	$205,513
Current marketable investment securities — other	230,383	177,576

Total current marketable investment securities	1,068,240	383,089
Restricted marketable investment securities (1)	9,983	10,680

Total marketable investment securities	1,078,223	393,769

Restricted cash and cash equivalents (1)	122,337	60,063

Other investment securities:
Other investment securities — cost method	2,805	5,739
Other investment securities — equity method	—	20,908

Total other investment securities	2,805	26,647

Total marketable investment securities, restricted cash and other investment securities	$1,203,365	$480,479

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt, all of which are classified as available-for-sale.
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows for VRDNs to be liquidated on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Other
Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.
Restricted Cash and Marketable Investment Securities
As of June 30, 2009 and December 31, 2008, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit. Restricted cash and marketable investment securities as of June 30, 2009 included $62 million related to our litigation with Tivo.
Other Investment Securities
We have several investments in certain equity securities that are included in “Other investment securities” on our Condensed Consolidated Balance Sheets accounted for using the cost or equity methods of accounting.
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
Unrealized Gains (Losses) on Marketable Investment Securities
As of June 30, 2009 and December 31, 2008, we had accumulated net unrealized losses of $2 million and $9 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” A full valuation allowance has been established against the deferred tax assets associated with these unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2009				As of December 31, 2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$837,857	$—	$—	$—	$205,513	$—	$—	$—
Other (including restricted)	240,366	1,478	(3,038)	(1,560)	188,256	60	(8,852)	(8,792)

Total marketable investment securities	$1,078,223	$1,478	$(3,038)	$(1,560)	$393,769	$60	$(8,852)	$(8,792)

As of June 30, 2009, restricted and non-restricted marketable investment securities include debt securities of $1.068 billion with contractual maturities of one year or less and $10 million with contractual maturities greater than one year.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position No. 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2009, the unrealized losses on our investments in debt securities primarily represent investments in mortgage and asset-backed securities. We are not aware of any specific factors indicating that the underlying issuers of these investments would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

	Primary	As of June 30, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
	Temporary market
Debt securities	fluctuations	$108,412	$25,542	$(70)	$—	$—	$82,870	$(2,968)

Total		$108,412	$25,542	$(70)	$—	$—	$82,870	$(2,968)

		As of December 31, 2008
		(In thousands)
	Temporary market
Debt securities	fluctuations	$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

Total		$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

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
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of June 30, 2009
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities	$1,078,223	$9,983	$1,068,240	$ —

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Gains and Losses on Sales and Changes in Carrying Values of Investments
“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2009	2008	2009	2008
		(In thousands)
Other investment securities — other-than-temporary impairments	$(18,933)	$—	$(18,933)	$—
Other	2,932	1,391	(664)	(1,897)

Total	$(16,001)	$1,391	$(19,597)	$(1,897)

4. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Finished goods — DBS	$166,840	$238,343
Raw materials	125,084	146,353
Work-in-process — used	62,672	61,663
Work-in-process — new	1,239	2,414

Subtotal	355,835	448,773
Inventory allowance	(32,731)	(22,102)

Inventories, net	$323,104	$426,671

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life or commercial operation. There can be no assurance that future anomalies will not cause further losses, which could further impact the remaining life or commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.
Owned Satellites
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as disclosed in previous SEC filings. During 2005, as a result of this increased fuel consumption, we reduced the remaining estimated useful life of the satellite and as of October 2008, the satellite was fully depreciated. In late July 2009, it was determined that the satellite had less fuel remaining than previously estimated. The satellite was removed from the 148 degree orbital location and retired from commercial service on August 3, 2009. The retirement of this satellite is not expected to have a material impact on the DISH Network service.
As a result of the retirement of EchoStar V, we currently do not have any satellites positioned at the 148 degree orbital location. While we are exploring alternatives for the continued use of this orbital location, there can be no assurance that the FCC will determine that our future use of this orbital location complies fully with all licensing requirements. If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.
Leased Satellites
EchoStar XII. Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in full continental United States (“CONUS”)/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the 12-year design life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
6. Long-Term Debt
Fair Value of our Long-Term Debt
The following table summarizes the carrying value and fair values of our debt facilities as of June 30, 2009 and December 31, 2008:

	As of
	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
		(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$975,000	$1,000,000	$899,000
7% Senior Notes due 2013	500,000	476,250	500,000	419,000
6 5/8% Senior Notes due 2014	1,000,000	922,500	1,000,000	840,300
7 3/4% Senior Notes due 2015	750,000	718,125	750,000	600,000
7 1/8% Senior Notes due 2016	1,500,000	1,403,445	1,500,000	1,246,890
Mortgages and other notes payable	44,429	44,429	46,210	46,210

Subtotal	$4,794,429	$4,539,749	$4,796,210	$4,051,400
Capital lease obligations (1)	307,227	N/A	186,545	N/A

Total long-term debt (including current portion)	$5,101,656	$4,539,749	$4,982,755	$4,051,400

(1)	Pursuant to SFAS 107 “Disclosures about Fair Value of Financial Instruments,” disclosure regarding fair value of capital leases is not required.
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
As of June 30, 2009 and December 31, 2008, we had $500 million and $223 million, respectively, capitalized for satellites acquired under capital leases included in “Property and equipment, net” with related accumulated depreciation of $45 million and $26 million, respectively. This increase during the six months ended June 30, 2009 related to the Ciel II satellite discussed above.
In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Depreciation expense — capital leases	$10,632	$3,724	$18,964	$7,447

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2009, are as follows (in thousands):

For the Years Ended December 31,
2009 (remaining six months)	$38,396
2010	76,496
2011	75,970
2012	75,970
2013	75,970
Thereafter	542,177

Total minimum lease payments	884,979
Less: Amount representing lease of the orbital location and estimated executory costs (primarily
insurance and maintenance) including profit thereon, included in total minimum lease payments	(408,474)

Net minimum lease payments	476,505
Less: Amount representing interest	(169,278)

Present value of net minimum lease payments	307,227
Less: Current portion	(18,710)

Long-term portion of capital lease obligations	$288,517

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
DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of June 30, 2009, there were outstanding under these plans stock options to acquire 19.1 million shares of DISH’s Class A common stock and 0.5 million restricted stock units associated with our employees. Stock options granted through June 30, 2009 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years. While historically DISH’s board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives. As of June 30, 2009, DISH had 80.0 million shares of its Class A common stock available for future grant under its stock incentive plans. The 2009 Stock Incentive Plan, which was approved at the annual meeting of shareholders on May 11, 2009, allows DISH to grant new stock awards following the expiration of the 1999 Stock Incentive Plan on April 16, 2009.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
As of June 30, 2009, the following stock awards were outstanding:

As of June 30, 2009
	DISH Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Awards Outstanding	Options	Units	Options	Units
Held by DDBS employees	19,087,050	467,735	1,533,770	77,366

DISH is responsible for fulfilling all stock awards related to DISH common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.
Stock Award Activity
DISH stock option activity associated with our employees for the six months ended June 30, 2009 was as follows:

	For the Six Months
	Ended June 30, 2009
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	18,267,950	$21.86
Granted	2,118,500	13.55
Exercised	(24,000)	8.44
Forfeited and cancelled	(1,275,400)	23.49

Total options outstanding, end of period	19,087,050	20.81

Performance based options outstanding, end of period (1)	9,190,750	15.82

Exercisable at end of period	5,455,200	29.81

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2009 and 2008 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Tax benefit from stock awards exercised	$15	$2,090	$15	$2,246

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Based on the closing market price of DISH Class A common stock on June 30, 2009, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of June 30, 2009
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$39,374	$8

DISH restricted stock unit activity associated with our employees for the six months ended June 30, 2009 was as follows:

	For the Six Months
	Ended June 30, 2009
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock units outstanding, beginning of period	517,735	$23.69
Granted	6,666	11.11
Exercised	(20,000)	25.07
Forfeited and cancelled	(36,666)	19.36

Total restricted stock units outstanding, end of period	467,735	23.79

Restricted performance units outstanding, end of period (1)	417,735	23.46

(1)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
Long-Term Performance-Based Plans
2005 LTIP. In 2005, DISH adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a DISH-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2009, that assessment could change at any time.
In accordance with SFAS 123R, if all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the six months ended June 30, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$43,650	$13,459
EchoStar awards held by DDBS employees	8,863	2,733

Total	$52,513	$16,192

2008 LTIP. In December 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”) within the terms of its 1999 Stock Incentive Plan. Since DISH’s 1999 Stock Incentive Plan has expired, stock awards issued under the 2008 LTIP after March 31, 2009 will be granted within the terms of the 2009 Stock Incentive Plan. The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial metrics. Exercise of the stock awards is contingent on achieving these goals prior to December 31, 2015.

Non-Cash
Stock-Based
Compensation
2008 LTIP	Expense
(In thousands)
Total expense	$27,458
Less:
Expense recognized during the six months ended June 30, 2009	(1,357)
Remaining expense expected to be recognized during 2009	(1,389)

Remaining expense over the term of the plan	$24,712

In accordance with SFAS 123R, management has determined it is probable that a portion of the 2008 LTIP stock awards will vest and as a result, we have recorded non-cash, stock-based compensation expense for the six months ended June 30, 2009 as indicated in the table below. Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions. If the remaining goals are achieved and the remaining 2008 LTIP stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan as follows.
Of the 19.1 million stock options and 0.5 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of June 30, 2009, the following awards were outstanding pursuant to the 2005 LTIP and the 2008 LTIP:

	As of June 30, 2009
		Weighted-
		Average
	Number of	Exercise
	Awards	Price
Stock Options
2005 LTIP	2,870,250	$25.55
2008 LTIP	6,320,500	11.41

Total	9,190,750	15.82

Restricted Performance Units
2005 LTIP	336,913
2008 LTIP	80,822

Total	417,735

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Subscriber-related	$247	$189	$506	$460
General and administrative	3,819	4,053	6,769	7,341

Total non-cash, stock-based compensation	$4,066	$4,242	$7,275	$7,801

As of June 30, 2009, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $29 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each stock award for the three and six months ended June 30, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2009	2008	2009	2008
Risk-free interest rate	2.86% — 3.19%	3.42%	1.97% — 3.19%	2.74% — 3.42%
Volatility factor	31.78% — 33.59%	21.86%	29.72% — 33.59%	19.98% — 21.86%
Expected term of options in years	6.1 — 7.0	6.0	6.0 — 7.3	6.0 — 6.1
Weighted-average fair value of options granted	$6.19 — $6.53	$8.72	$3.86 — $6.53	$7.64 — $8.72
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
8. Commitments and Contingencies
Commitments
DISH has not yet procured a contract for the launch of the EchoStar XV satellite. While the cost of this launch will depend upon the terms and conditions of the contract, DISH estimates that the cost could range from approximately $90 million to $120 million. DISH anticipates incurring this cost between the current period and the expected launch of the satellite in late 2010.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar. We remain the guarantor under those capital leases for payments totaling approximately $465 million over the next eight years. As of June 30, 2009, we have not recorded a liability on the balance sheet for these guarantees.
Contingencies
In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as its acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions, which we have done. The Court has not yet ruled on those motions.
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
Broadcast Innovation, L.L.C.
During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, they have amended their counterclaim to seek an additional $20 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
During June 2009, Global filed a patent infringement action against us and EchoStar in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception.
We intend to vigorously defend these cases. In the event that a Court ultimately determines that we infringe the ‘702 patent and/or the ‘717 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Katz Communications
During June 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of 19 patents owned by Katz. The patents relate to interactive voice response, or IVR, technology.

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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.
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
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (“the ‘636 patent”). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers’ DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo filed a motion for contempt alleging that we are in violation of the Court’s injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo’s patent, and that we were in compliance with the injunction.
On June 2, 2009, the District Court granted Tivo’s contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. In accordance with SFAS 5, during the three months ended June 30, 2009, we increased the total reserve on our Condensed Statement of Operations and Comprehensive Income (Loss) by $196 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009 plus interest.
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. The Federal Circuit set an expedited briefing schedule for the appeal with oral argument possible as early as November 2009.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo is seeking up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of the ‘389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
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
9. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Equipment leased to customers	$207,382	$209,761	$399,950	$422,039
Satellites	22,181	23,564	42,064	50,015
Furniture, fixtures, equipment and other	14,205	13,619	23,503	41,857
Identifiable intangible assets subject to amortization	291	97	581	4,428
Buildings and improvements	1,233	1,205	2,482	2,275

Total depreciation and amortization	$245,292	$248,246	$468,580	$520,614

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
“Equipment sales — EchoStar”
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period ending, January 1, 2010. In August 2009, we and EchoStar agreed to extend this agreement through January 1, 2011. Under the remanufactured receiver agreement, EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. DISH entered into a transition services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to receive the following services from DISH: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years ending on January 1, 2010. EchoStar may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. DISH and EchoStar have agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from DISH certain of the services previously provided

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
under the transition services agreement for a one-year period and for successive one-year periods thereafter; however, EchoStar may terminate these services upon sixty days prior written notice.
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
“Satellite and transmission expenses – EchoStar”
Broadcast Agreement. We entered into a broadcast agreement pursuant to which EchoStar provides us broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel management services for a two year period ending on January 1, 2010. We have the right, but not the obligation, to extend the broadcast agreement annually for up to two years. We have exercised our right to renew this agreement for an additional year. We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we must pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.
Satellite Capacity Agreements. We entered into satellite capacity agreements pursuant to which we lease satellite capacity on satellites owned or leased by EchoStar. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
fails; or (iv) January 1, 2010. We expect to enter into agreements pursuant to which we will continue to lease satellite capacity on certain satellites owned or leased by EchoStar after January 1, 2010.
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
QuetzSat-1 Lease Agreement. During November 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. During November 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.
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
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. We may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Cost of sales – subscriber promotion subsidies – EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set top boxes and other equipment that we purchased from EchoStar as well as the amount of such purchases that are included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$204,284	$301,039	$524,603	$672,733

Set-top boxes and other equipment purchased from EchoStar included
in “Cost of sales – subscriber promotion subsidies – EchoStar”	$71,786	$32,284	$95,922	$63,071

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
Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado, is for a period of two years ending on January 1, 2010. In August 2009, we and EchoStar agreed to extend this agreement through January 1, 2011.
Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years. We have exercised our right to renew this agreement for an additional year.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Services Agreement. DISH entered into a services agreement pursuant to which it has the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. The fees for the services provided under this services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. DISH and EchoStar have agreed that following January 1, 2010 DISH will continue to have the right, but not the obligation, to receive from EchoStar the services previously provided under the services agreement for a one-year period and for successive one-year periods thereafter; however, DISH may terminate these services upon sixty days prior written notice.
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
Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, under the caption “Item 1A. Risk Factors.”
EXECUTIVE SUMMARY
Overview
DISH Network added approximately 26,000 net new subscribers during the three months ended June 30, 2009, our first quarterly net increase in five quarters. For the six months ended June 30, 2009, our total subscriber base fell by approximately 68,000. Positive factors contributing to our second quarter performance were the digital transition on June 12th, the completion of our security access device replacement program and new sales and marketing initiatives. Negative factors impacting our subscriber growth include economic conditions and the termination of our distribution agreement with AT&T. We continue to focus on addressing operational issues specific to DISH Network which we believe will contribute to long-term subscriber growth.
The current overall economic environment has negatively impacted many industries including ours. In addition, the overall growth rate in the pay-TV industry has slowed in recent years as the penetration of pay-TV households approaches 90%. Within this maturing industry, competition has intensified with the rapid growth of fiber-based pay-TV services offered by telecommunications companies. Furthermore, new internet protocol television (“IPTV”) products/services have begun to impact the pay-TV industry and such products/services will become more viable competition over time as their quality improves. In spite of these factors that have impacted the entire pay-TV industry, certain of our competitors have been able to achieve relatively strong subscriber growth in the current environment.
While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH Network. In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new subscribers and similarly aggressive promotions and tactics used to retain existing subscribers. Some competitors have been especially aggressive and effective in marketing their service. Furthermore, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high quality service.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Recent initiatives to transmit certain programming only in MPEG-4 and to activate most new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we have increased the rate at which we upgrade existing subscribers to HD and digital video recorders, or DVR, receivers. While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help reduce subscriber churn and costs over the long run.
We have also been changing equipment to migrate certain subscribers to free up transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2009. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.
To combat signal theft and improve the security of our broadcast system, we recently completed the replacement of our security access devices to re-secure our system. We expect additional future replacements of these devices to be necessary to keep our system secure. To combat other forms of fraud, we have taken a wide range of actions including terminating retailers that we believe were in violation of DISH Network’s business rules. While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short-term, we believe that the long-term benefits will outweigh the costs.
To address our operational inefficiency, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The adoption of these measures has contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.
Programming costs represent a large percentage of our “Subscriber-related expenses.” As a result, our margins may face further downward pressure from price escalations in current contracts and the renewal of long-term programming contracts on less favorable pricing terms.
Over the long run, we plan to use Slingbox “placeshifting” technology and other technologies to maintain and enhance our competitiveness. We may also partner with or acquire companies whose lines of business are complementary to ours should attractive opportunities arise.
Liquidity Drivers
Like many companies, we make general investments in property such as satellites, information technology and facilities that support our overall business. As a subscriber-based company, however, we also make customer-specific investments to acquire new subscribers and retain existing subscribers. While the general investments may be deferred without impacting the business in the short-term, the customer-specific investments are less discretionary. Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment. Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.
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
As our business has slowed due to the external and internal factors previously discussed, the biggest impact to our cash flow has been a reduction in customer-specific investments to acquire new subscribers. While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided in the short-term by the reduction in customer-specific investment spending. As a result, a slow down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.
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
Future Liquidity
The most material trends that we experienced in 2008, being the net loss of subscribers and the reduction in subscriber-related margins, have continued during the first half of 2009. We lost 102,000 net subscribers in 2008 and an additional 68,000 net subscribers during the first half of 2009. Our AT&T agreement expired on January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. In addition, although our subscribers increased during the second quarter, we continue to be impacted by operational issues specific to DISH Network, as previously discussed. Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” grew from 51.4% to 52.2% in 2008 and reached 53.7% during the six months ended June 30, 2009. Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, migrate certain subscribers to free up transponder capacity, and improve customer service. Uncertainties about these trends may impact our cash flow and results of operations but, as discussed above, are unlikely to impact current operations.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
The Spin-off
On January 1, 2008, DISH completed the separation of the assets and businesses, certain of which we historically owned and operated, into two companies (the “Spin-off”):
•	DISH Network Corporation – which retained its DISH Network® subscription television business, and
•	EchoStar Corporation (“EchoStar”) – which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
DISH and EchoStar now operate as separate publicly traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer. In connection with the Spin-off, DISH entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which impact several of our key operating metrics. The fees we pay to EchoStar to access assets or receive certain services following the Spin-off, after taking into account the cost savings realized from the Spin-off, have not had a significant impact on our operations. Subsequent to the Spin-off, DISH has entered into certain other agreements with EchoStar and may enter into additional agreements with EchoStar in the future.
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
Satellite and transmission expenses – other. “Satellite and transmission expenses – other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$2,878,115	$2,875,580	$2,535	0.1
Equipment sales and other revenue	19,135	28,784	(9,649)	(33.5)
Equipment sales, transitional services and other revenue — EchoStar	6,449	10,625	(4,176)	(39.3)

Total revenue	2,903,699	2,914,989	(11,290)	(0.4)

Costs and Expenses:
Subscriber-related expenses	1,532,076	1,423,997	108,079	7.6
% of Subscriber-related revenue	53.2%	49.5%
Satellite and transmission expenses — EchoStar	87,198	77,697	9,501	12.2
% of Subscriber-related revenue	3.0%	2.7%
Satellite and transmission expenses — Other	8,718	7,575	1,143	15.1
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	27,094	30,359	(3,265)	(10.8)
Subscriber acquisition costs	388,272	371,417	16,855	4.5
General and administrative expenses	155,643	135,055	20,588	15.2
% of Total revenue	5.4%	4.6%
Tivo litigation expense	196,405	—	196,405	NM
Depreciation and amortization	245,292	248,246	(2,954)	(1.2)

Total costs and expenses	2,640,698	2,294,346	346,352	15.1

Operating income (loss)	263,001	620,643	(357,642)	(57.6)

Other Income (Expense):
Interest income	2,986	15,362	(12,376)	(80.6)
Interest expense, net of amounts capitalized	(96,686)	(91,525)	(5,161)	(5.6)
Other, net	(16,001)	1,391	(17,392)	NM

Total other income (expense)	(109,701)	(74,772)	(34,929)	(46.7)

Income (loss) before income taxes	153,300	545,871	(392,571)	(71.9)
Income tax (provision) benefit, net	(67,706)	(196,037)	128,331	65.5
Effective tax rate	44.2%	35.9%

Net income (loss)	$85,594	$349,834	$(264,240)	(75.5)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.610	13.790	(0.180)	(1.3)
DISH Network subscriber additions, gross (in millions)	0.731	0.752	(0.021)	(2.8)
DISH Network subscriber additions, net (in millions)	0.026	(0.025)	0.051	NM
Average monthly subscriber churn rate	1.73%	1.87%	(0.14%)	(7.5)
Average monthly revenue per subscriber (“ARPU”)	$70.73	$69.38	$1.35	1.9
Average subscriber acquisition cost per subscriber (“SAC”)	$708	$699	$9	1.3
EBITDA	$492,292	$870,280	$(377,988)	(43.4)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Overview. Revenue totaled $2.904 billion for the three months ended June 30, 2009, a decrease of $11 million or 0.4% compared to the same period in 2008. Net income totaled $86 million, a decrease of $264 million or 75.5%.
DISH Network added approximately 26,000 net new subscribers during the three months ended June 30, 2009, our first quarterly net increase in five quarters. For the six months ended June 30, 2009, our total subscriber base fell by approximately 68,000. Positive factors contributing to our second quarter performance were the digital transition on June 12th, the completion of our security access device replacement program and new sales and marketing initiatives. Negative factors impacting our subscriber growth include economic conditions and the termination of our distribution agreement with AT&T. We continue to focus on addressing operational issues specific to DISH Network which we believe will contribute to long-term subscriber growth. “Subscriber-related expenses” have continued to increase, negatively impacting our subscriber-related margins. Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, migrate certain subscribers to free up transponder capacity, and improve customer service.
DISH Network subscribers. As of June 30, 2009, we had approximately 13.610 million DISH Network subscribers compared to approximately 13.790 million subscribers at June 30, 2008, a decrease of 1.3%. DISH Network added approximately 731,000 gross new subscribers for the three months ended June 30, 2009, compared to approximately 752,000 gross new subscribers during the same period in 2008.
DISH Network added approximately 26,000 net new subscribers during the three months ended June 30, 2009, compared to a loss of approximately 25,000 net new subscribers during the same period in 2008. We believe this increase primarily resulted from the factors discussed in the “Overview” above. Our percentage monthly subscriber churn for the three months ended June 30, 2009 was 1.73%, compared to 1.87% for the same period in 2008. Given the increasingly competitive nature of our industry and the current weaker economic conditions, especially the downturn in the financial and consumer markets, we may not be able to significantly reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
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
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. It may be difficult for us to develop alternative distribution channels that will fully replace AT&T and if we are unable to do so, our gross and net subscriber additions may be further impacted, our subscriber churn may increase, and our results of operations may be adversely affected. In addition, approximately one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.878 billion for the three months ended June 30, 2009, an increase of $3 million or 0.1% compared to the same period in 2008. This increase was primarily related to the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $70.73 during the three months ended June 30, 2009 versus $69.38 during the same period in 2008. ARPU is driven by a number of factors including, among other things, price increases and penetration rates of our programming and hardware offerings. The $1.35 or 1.9% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for subscribers to select HD programming packages and advanced hardware offerings, we continue to see increased penetration in our HD programming and hardware related fees, which include fees earned from our DishHOME Protection Plan, fees for DVRs and rental fees. These increases were partially offset by an increase in the amount of discounted programming and a decrease in premium movie revenue.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.532 billion during the three months ended June 30, 2009, an increase of $108 million or 7.6% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content, (ii) call center operations, and (iii) customer retention. The increase in programming content costs was primarily related to annual price escalation clauses in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The increase in customer retention expense was primarily driven by more upgrades of existing customers to HD and DVR receivers and the equipment replacement to migrate certain subscribers to free up transponder capacity to support HD programming and other initiatives. We expect to continue these initiatives through 2009. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes. “Subscriber-related expenses” represented 53.2% and 49.5% of “Subscriber-related revenue” during the three months ended June 30, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses” discussed above, partially offset by an increase in ARPU.
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
Satellite and transmission expenses – EchoStar. “Satellite and transmission expenses – EchoStar” totaled $87 million during the three months ended June 30, 2009, an increase of $10 million or 12.2% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided by EchoStar related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of our HD local markets, partially offset by a slight decrease in the transponder capacity leased from EchoStar.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $388 million for the three months ended June 30, 2009, an increase of $17 million or 4.5% compared to the same period in 2008. This increase was primarily attributable to higher SAC discussed below, partially offset by the decrease in gross new subscribers discussed previously.
SAC. SAC was $708 during the three months ended June 30, 2009 compared to $699 during the same period in 2008, an increase of $9, or 1.3%. This increase was primarily attributable to additional advertising costs per activation, partially offset by a shift in the mix of sales from independent retailers to direct sales, which resulted in lower

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
incentives paid. The increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, was in large part offset by lower hardware costs for the same or similar receiver model.
During the three months ended June 30, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $130 million and $155 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower cost per receiver and lower gross subscriber additions.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the three months ended June 30, 2009 and 2008, these amounts totaled $25 million and $31 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our new promotion in certain markets is successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.
Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies
General and administrative expenses. “General and administrative expenses” totaled $156 million during the three months ended June 30, 2009, an increase of $21 million or 15.2% compared to the same period in 2008. This increase was primarily attributable to an increase in personnel costs and professional fees to support the DISH Network and an expense associated with the resolution of a dispute with the attorneys general from 46 states. “General and administrative expenses” represented 5.4% and 4.6% of “Total revenue” during the three months ended June 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Tivo litigation expense. We recorded $196 million of “Tivo litigation expense” during the three months ended June 30, 2009 to reflect the $103 million of supplemental damages awarded by the District Court, and for interest and supplemental damages for the period from April 2008 through June 2009. See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion.
Interest income. “Interest income” totaled $3 million during the three months ended June 30, 2009, a decrease of $12 million or 80.6% compared to the same period in 2008. This decrease principally resulted from lower percentage

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
returns earned on our cash and marketable investment securities and lower cash and marketable investment securities balances during the second quarter of 2009.
Other, net. “Other, net” expense totaled $16 million during the three months ended June 30, 2009, an increase of $17 million compared to the same period in 2008. This change primarily resulted from $19 million in charges to earnings for other-than-temporary impairments on our other investment securities.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $492 million during the three months ended June 30, 2009, a decrease of $378 million or 43.4% compared to the same period in 2008. EBITDA for the three months ended June 30, 2009 was negatively impacted by the $196 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2009	2008
	(In thousands)
EBITDA	$492,292	$870,280
Less:
Interest expense, net	93,700	76,163
Income tax provision (benefit), net	67,706	196,037
Depreciation and amortization	245,292	248,246

Net income (loss)	$85,594	$349,834

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
Income tax (provision) benefit, net. Our income tax provision was $68 million during the three months ended June 30, 2009, a decrease of $128 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate as a result of the establishment of valuation allowances against certain deferred tax assets that are capital in nature.
Net income (loss). Net income was $86 million during the three months ended June 30, 2009, a decrease of $264 million compared to $350 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$5,743,054	$5,686,006	$57,048	1.0
Equipment sales and other revenue	51,480	53,835	(2,355)	(4.4)
Equipment sales, transitional services and other revenue — EchoStar	14,485	19,541	(5,056)	(25.9)

Total revenue	5,809,019	5,759,382	49,637	0.9

Costs and Expenses:
Subscriber-related expenses	3,082,154	2,868,638	213,516	7.4
% of Subscriber-related revenue	53.7%	50.5%
Satellite and transmission expenses — EchoStar	167,955	155,950	12,005	7.7
% of Subscriber-related revenue	2.9%	2.7%
Satellite and transmission expenses — Other	15,739	15,239	500	3.3
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	67,593	62,173	5,420	8.7
Subscriber acquisition costs	680,475	746,373	(65,898)	(8.8)
General and administrative expenses	292,339	263,781	28,558	10.8
% of Total revenue	5.0%	4.6%
Tivo litigation expense	196,405	—	196,405	NM
Depreciation and amortization	468,580	520,614	(52,034)	(10.0)

Total costs and expenses	4,971,240	4,632,768	338,472	7.3

Operating income (loss)	837,779	1,126,614	(288,835)	(25.6)

Other Income (Expense):
Interest income	5,974	29,184	(23,210)	(79.5)
Interest expense, net of amounts capitalized	(183,793)	(179,366)	(4,427)	(2.5)
Other, net	(19,597)	(1,897)	(17,700)	NM

Total other income (expense)	(197,416)	(152,079)	(45,337)	(29.8)

Income (loss) before income taxes	640,363	974,535	(334,172)	(34.3)
Income tax (provision) benefit, net	(251,124)	(361,721)	110,597	30.6
Effective tax rate	39.2%	37.1%

Net income (loss)	$389,239	$612,814	$(223,575)	(36.5)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.610	13.790	(0.180)	(1.3)
DISH Network subscriber additions, gross (in millions)	1.384	1.483	(0.099)	(6.7)
DISH Network subscriber additions, net (in millions)	(0.068)	0.010	(0.078)	NM
Average monthly subscriber churn rate	1.78%	1.78%	0.00%	—
Average monthly revenue per subscriber (“ARPU”)	$70.38	$68.66	$1.72	2.5
Average subscriber acquisition cost per subscriber (“SAC”)	$685	$704	$(19)	(2.7)
EBITDA	$1,286,762	$1,645,331	$(358,569)	(21.8)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $5.743 billion for the six months ended June 30, 2009, an increase of $57 million or 1.0% compared to the same period in 2008. This increase was primarily related to the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $70.38 during the six months ended June 30, 2009 versus $68.66 during the same period in 2008. The $1.72 or 2.5% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for subscribers to select HD programming packages and advanced hardware offerings, we continue to see increased penetration in our HD programming and hardware related fees, which include fees earned from our DishHOME Protection Plan, fees for DVRs and rental fees. These increases were partially offset by an increase in the amount of discounted programming, a decrease in pay-per-view buys and a decrease in premium movie revenue.
Subscriber-related expenses. “Subscriber-related expenses” totaled $3.082 billion during the six months ended June 30, 2009, an increase of $214 million or 7.4% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content partially offset by a non-recurring programming expense adjustment of approximately $27 million, (ii) call center operations, and (iii) customer retention. The increase in programming content costs was primarily related to annual price escalation clauses in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The increase in customer retention expense was primarily driven by more upgrades of existing customers to HD and DVR receivers and the equipment replacement to migrate certain subscribers to free up transponder capacity to support HD programming and other initiatives. We expect to continue these initiatives through 2009. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes. “Subscriber-related expenses” represented 53.7% and 50.5% of “Subscriber-related revenue” during the six months ended June 30, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses” discussed above, partially offset by an increase in ARPU.
Satellite and transmission expenses – EchoStar. “Satellite and transmission expenses – EchoStar” totaled $168 million during the six months ended June 30, 2009, an increase of $12 million or 7.7% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided by EchoStar related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of our HD local markets, partially offset by a decrease in the transponder capacity leased from EchoStar.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $680 million for the six months ended June 30, 2009, a decrease of $66 million or 8.8% compared to the same period in 2008. This decrease was primarily attributable to the decline in gross new subscribers and the decrease in SAC discussed below.
SAC. SAC was $685 during the six months ended June 30, 2009 compared to $704 during the same period in 2008, a decrease of $19, or 2.7%. This decrease was primarily attributable to a shift in the mix of sales from independent retailers to direct sales, which resulted in lower incentives paid, partially offset by additional advertising costs per activation during the period. The increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, was in large part offset by lower hardware costs for the same or similar receiver model.
During the six months ended June 30, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $268 million and $298 million, respectively. This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower gross subscriber additions.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the six months ended June 30, 2009 and 2008, these amounts totaled $63 million and $62 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $292 million during the six months ended June 30, 2009, an increase of $29 million or 10.8% compared to the same period in 2008. This increase was primarily attributable to an increase in personnel costs and professional fees to support the DISH Network and an expense associated with the resolution of a dispute with the attorneys general from 46 states. “General and administrative expenses” represented 5.0% and 4.6% of “Total revenue” during the six months ended June 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in expenses discussed above.
Tivo litigation expense. We recorded $196 million of “Tivo litigation expense” during the six months ended June 30, 2009 to reflect the $103 million of supplemental damages awarded by the District Court, and for interest and supplemental damages for the period from April 2008 through June 2009. See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion.
Depreciation and amortization. “Depreciation and amortization” expense totaled $469 million during the six months ended June 30, 2009, a $52 million or 10.0% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to the decline in depreciation expense related to set-top boxes used in our lease programs and the abandonment of a software development project designed to support our IT systems during the six months ended June 30, 2008. The decrease in expense related to set-top boxes resulted from an increase in the number of fully-depreciated set-top boxes still in service and in the capitalization of new advanced equipment which has a longer estimated useful life.
Interest income. “Interest income” totaled $6 million during the six months ended June 30, 2009, a decrease of $23 million compared to the same period in 2008. This decrease principally resulted from lower cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the six months ended June 30, 2009.
Other, net. “Other, net” expense totaled $20 million during the six months ended June 30, 2009, an increase of $18 million compared to the same period in 2008. This change primarily resulted from $19 million in charges to earnings for other-than-temporary impairments on our other investment securities.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.287 billion during the six months ended June 30, 2009, a decrease of $359 million or 21.8% compared to the same period in 2008. EBITDA for the six months ended June 30, 2009 was negatively impacted by the $196 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)
EBITDA	$1,286,762	$1,645,331
Less:
Interest expense, net	177,819	150,182
Income tax provision (benefit), net	251,124	361,721
Depreciation and amortization	468,580	520,614

Net income (loss)	$389,239	$612,814

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
Income tax (provision) benefit, net. Our income tax provision was $251 million during the six months ended June 30, 2009, a decrease of $111 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate as a result of the establishment of valuation allowances against certain deferred tax assets that are capital in nature.
Net income (loss). Net income was $389 million during the six months ended June 30, 2009, a decrease of $224 million compared to $613 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as its acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions, which we have done. The Court has not yet ruled on those motions.
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
Broadcast Innovation, L.L.C.
During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, they have amended their counterclaim to seek an additional $20 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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

PART II — OTHER INFORMATION — Continued
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
During June 2009, Global filed a patent infringement action against us and EchoStar in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception.
We intend to vigorously defend these cases. In the event that a Court ultimately determines that we infringe the ‘702 patent and/or the ‘717 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Katz Communications
During June 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against us in the United States District Court for the Northern District of California. The suit alleges infringement of 19 patents owned by Katz. The patents relate to interactive voice response, or IVR, technology.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, EchoStar, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an

PART II — OTHER INFORMATION — Continued
injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (“the ‘636 patent”). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Retailer Class Actions
During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation. We have asserted a variety of counterclaims. The federal court action has been stayed during the pendency of the state court action. We filed a motion for summary judgment on all counts and against all plaintiffs. The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion. The state court granted limited discovery which ended during 2004. The plaintiffs claimed we did not provide adequate disclosure during the discovery process. The state court agreed, and denied our motion for summary judgment as a result. In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues. The state court also denied plaintiffs’ request to dismiss our counterclaims. The final impact of the court’s evidentiary ruling cannot be fully assessed at this time. In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

PART II — OTHER INFORMATION — Continued
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
Tivo Inc.
During January 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we previously recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers’ DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo filed a motion for contempt alleging that we are in violation of the Court’s injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo’s patent, and that we were in compliance with the injunction.
On June 2, 2009, the District Court granted Tivo’s contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. In accordance with SFAS 5, during the three months ended June 30, 2009, we increased the total reserve on our Condensed Statement of Operations and Comprehensive Income (Loss) by $196 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009 plus interest.
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. The Federal Circuit set an expedited briefing schedule for the appeal with oral argument possible as early as November 2009.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo is seeking up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.

PART II — OTHER INFORMATION — Continued
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of the ‘389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Voom
On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom

PART II — OTHER INFORMATION — Continued
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Amendment No. 1 to our Annual Report on Form 10-K for 2008.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.
In June 2009, the U.S. District Court granted Tivo’s motion for contempt finding that our next-generation DVRs continue to infringe Tivo’s intellectual property and awarded Tivo an additional $103 million dollars in supplemental damages.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million does not include damages for the period after April 2008 or sanctions for contempt. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages and contempt sanctions. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we

PART II — OTHER INFORMATION — Continued
would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material. We could also have to pay substantial additional damages.
Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Item 5. OTHER INFORMATION
Transition Services Agreement. DISH entered into a transition services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to receive the following services from DISH: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years ending on January 1, 2010. EchoStar may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. DISH and EchoStar have agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from DISH certain of the services previously provided under the transition services agreement for a one-year period and for successive one-year periods thereafter; however, EchoStar may terminate these services upon sixty days prior written notice.
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. We may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.
Services Agreement. DISH entered into a services agreement pursuant to which it has the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. The fees for the services provided under this services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. DISH and EchoStar have agreed that following January 1, 2010 DISH will continue to have the right, but not the obligation, to receive from EchoStar the services previously provided under the services agreement for a one-year period and for successive one-year periods thereafter; however, DISH may terminate these services upon sixty days prior written notice.
Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar has agreed to contribute an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar’s $5

PART II — OTHER INFORMATION — Continued
million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
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

Date: August 10, 2009