Form 10-Q
period 2009-09-30
DISH DBS CORP
filed 2009-11-13
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________.
Commission File Number: 333-31929
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2009, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.
The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

Disclosure Regarding Forward-Looking Statements	i

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008 (Unaudited)	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Narrative Analysis of Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	*

Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3. Defaults Upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	55

Item 6. Exhibits	56

Signatures	57
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur, and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	Weakened economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	If we do not improve our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If DISH Network gross subscriber additions decrease, or if subscriber churn, subscriber acquisition or retention costs increase, our financial performance will be further adversely affected.

•	If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.

•	We face intense and increasing competition from satellite television providers, cable television providers, telecommunications companies, and companies that provide/facilitate the delivery of video content via the Internet.

•	We may be required to make substantial additional investments in order to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	AT&T’s termination of its distribution agreement with us may increase churn.

•	As technology changes, and in order to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

•	We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services for us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

•	We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

i

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•	We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

•	We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our subscriber additions may decline or we may suffer subscriber losses and subscriber churn may increase.

•	Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have substantial debt outstanding and may incur additional debt.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites under construction are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to common ownership and management with our parent company DISH Network Corporation (“DISH”).

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

ii

•	We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and with respect to which we may lose up to the entire value of our investment.

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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

iii

Item 1. FINANCIAL STATEMENTS
DISH DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$153,755	$98,001
Marketable investment securities	2,266,379	383,089
Trade accounts receivable — other, net of allowance for doubtful accounts of $15,786 and $15,207, respectively	799,320	798,976
Trade accounts receivable — EchoStar, net of allowance for doubtful accounts of zero	20,516	21,570
Advances to affiliates	72,645	—
Inventories, net	278,118	426,671
Deferred tax assets	90,815	84,734
Other current assets	58,493	70,645

Total current assets	3,740,041	1,883,686

Noncurrent Assets:
Restricted cash and marketable investment securities	128,684	70,743
Property and equipment, net of accumulated depreciation of $2,396,350 and $2,432,707, respectively	2,551,576	2,430,717
FCC authorizations	679,570	679,570
Other investment securities	2,804	26,647
Other noncurrent assets, net	79,356	64,618

Total noncurrent assets	3,441,990	3,272,295

Total assets	$7,182,031	$5,155,981

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$253,118	$175,022
Trade accounts payable — EchoStar	297,715	297,629
Deferred revenue and other	810,598	830,529
Accrued programming	971,922	1,020,086
Other accrued expenses	846,206	595,725
Current portion of long-term debt and capital lease obligations	27,193	13,333

Total current liabilities	3,206,752	2,932,324

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	6,075,629	4,969,422
Deferred tax liabilities	285,285	264,436
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	362,021	199,476

Total long-term obligations, net of current portion	6,722,935	5,433,334

Total liabilities	9,929,687	8,365,658

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,150,996	1,142,529
Accumulated other comprehensive income (loss)	2,995	(8,792)
Accumulated earnings (deficit)	(3,901,647)	(4,343,414)

Total stockholder’s equity (deficit)	(2,747,656)	(3,209,677)

Total liabilities and stockholder’s equity (deficit)	$7,182,031	$5,155,981

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue:
Subscriber-related revenue	$2,862,202	$2,886,157	$8,605,256	$8,572,163
Equipment sales and other revenue	23,391	41,915	74,871	95,750
Equipment sales — EchoStar	1,277	2,433	6,486	8,533
Transitional services and other revenue — EchoStar	4,923	6,273	14,199	19,714

Total revenue	2,891,793	2,936,778	8,700,812	8,696,160

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below — Note 9)	1,623,346	1,534,133	4,705,500	4,402,771
Satellite and transmission expenses (exclusive of depreciation shown below — Note 9):
EchoStar	78,910	76,848	246,865	232,798
Other	8,883	7,651	24,622	22,890
Equipment, transitional services and other cost of sales	28,650	69,315	96,243	131,488
Subscriber acquisition costs:
Cost of sales — subscriber promotion subsidies — EchoStar (exclusive of depreciation shown below — Note 9)	56,293	53,418	152,215	116,489
Other subscriber promotion subsidies	310,844	310,879	776,575	888,849
Subscriber acquisition advertising	72,437	73,469	191,259	178,800

Total subscriber acquisition costs	439,574	437,766	1,120,049	1,184,138
General and administrative expenses — EchoStar	11,022	15,247	34,577	41,687
General and administrative expenses	145,862	131,983	414,646	369,325
Tivo litigation expense	131,930	—	328,335	—
Depreciation and amortization (Note 9)	228,311	245,646	696,891	766,260

Total costs and expenses	2,696,488	2,518,589	7,667,728	7,151,357

Operating income (loss)	195,305	418,189	1,033,084	1,544,803

Other Income (Expense):
Interest income	3,756	15,792	9,730	44,976
Interest expense, net of amounts capitalized	(103,268)	(100,936)	(287,061)	(280,302)
Other, net	199	49,507	(19,398)	47,610

Total other income (expense)	(99,313)	(35,637)	(296,729)	(187,716)

Income (loss) before income taxes	95,992	382,552	736,355	1,357,087
Income tax (provision) benefit, net	(43,464)	(158,842)	(294,588)	(520,563)

Net income (loss)	$52,528	$223,710	$441,767	$836,524

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	4,555	(5,592)	11,787	(14,709)
Deferred income tax (expense) benefit	—	(5,024)	—	(1,577)

Comprehensive income (loss)	$57,083	$213,094	$453,554	$820,238

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$441,767	$836,524
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	696,891	766,260
Equity in losses (earnings) of affiliates	1,975	(501)
Realized and unrealized losses (gains) on investments	18,933	(49,136)
Non-cash, stock-based compensation	8,557	11,690
Deferred tax expense (benefit)	14,415	(236)
Other, net	4,358	5,937
Change in noncurrent assets	6,771	8,382
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	43,328	23,742
Changes in current assets and current liabilities, net	448,833	(440,503)

Net cash flows from operating activities	1,685,828	1,162,159

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,789,967)	(4,215,143)
Sales and maturities of marketable investment securities	1,918,464	4,413,731
Purchases of property and equipment	(651,504)	(916,105)
Change in restricted cash and marketable investment securities	(57,941)	(11,764)
Proceeds from the sale of strategic investment	—	106,200
Other	(466)	(974)

Net cash flows from investing activities	(2,581,414)	(624,055)

Cash Flows From Financing Activities:
Distribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	(27,723)
Proceeds from issuance of long-term debt	1,000,000	750,000
Deferred debt issuance costs	(28,618)	(4,972)
Dividend to EchoStar Orbital Corporation	—	(600,000)
Capital distribution of affiliate	—	(130,299)
Repayment of long-term debt and capital lease obligations	(20,042)	(35,512)

Net cash flows from financing activities	951,340	(48,506)

Net increase (decrease) in cash and cash equivalents	55,754	489,598
Cash and cash equivalents, beginning of period	98,001	482,251

Cash and cash equivalents, end of period	$153,755	$971,849

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$238,321	$230,639

Capitalized interest	$—	$5,607

Cash received for interest	$9,730	$44,976

Cash paid for income taxes	$10,302	$27,085

Cash paid for income taxes to DISH	$250,434	$487,774

Vendor financing	$—	$23,314

Satellites and other assets financed under capital lease obligations	$131,178	$—

Net assets distributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,005,553

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation or DISH, a publicly traded company listed on the Nasdaq Global Select Market. In this report, “DISH” refers to DISH Network Corporation, our ultimate parent company, and its subsidiaries including us. DDBS was formed under Colorado law in January 1996 and its common stock is held by EchoStar Orbital Corporation, a direct subsidiary of DISH. We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service in the United States which had 13.851 million subscribers as of September 30, 2009. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.
Spin-off of Technology and Certain Infrastructure Assets
On January 1, 2008, DISH completed a tax-free distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family. The two entities consist of the following:
•	DISH Network Corporation — which retained its DISH Network® subscription television business and

•	EchoStar Corporation — which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements, we have evaluated subsequent events through the issuance of these financial statements on November 12, 2009.
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature in one place related to a particular topic. We were required to implement the Codification during the third quarter of 2009. The Codification did not have any impact on our consolidated financial position or results of operations. However, it affects the way we reference authoritative accounting literature in our Condensed Consolidated Financial Statements. Accordingly, this Quarterly Report on Form 10-Q and all subsequent applicable public filings will reference the Codification as the source of authoritative literature.
Principles of Consolidation
We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Fair Value of Financial Instruments
As of September 30, 2009 and December 31, 2008, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. See Note 6 for the fair value of our long-term debt.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
3. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	September 30,	December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$1,663,367	$205,513
Current marketable investment securities — other	603,012	177,576

Total current marketable investment securities	2,266,379	383,089
Restricted marketable investment securities (1)	9,998	10,680

Total marketable investment securities	2,276,377	393,769

Restricted cash and cash equivalents (1)	118,686	60,063

Other investment securities:
Other investment securities — cost method	2,804	5,739
Other investment securities — equity method	—	20,908

Total other investment securities	2,804	26,647

Total marketable investment securities, restricted cash and other investment securities	$2,397,867	$480,479

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt instruments, all of which are classified as available-for-sale.
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
Restricted Cash and Marketable Investment Securities
As of September 30, 2009 and December 31, 2008, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds. Restricted cash and marketable investment securities as of September 30, 2009 included $62 million related to our litigation with Tivo.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Other Investment Securities
We have strategic investments in certain debt and equity securities that are included in “Other investment securities” on our Condensed Consolidated Balance Sheets accounted for using the cost or equity methods of accounting.
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
Unrealized Gains (Losses) on Marketable Investment Securities
As of September 30, 2009 and December 31, 2008, we had accumulated net unrealized gains of $3 million, excluding $1 million of related tax effect, and net unrealized losses of $9 million, with no related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” A full valuation allowance has been established against the deferred tax assets associated with the 2008 unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2009				As of December 31, 2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,663,367	$1	$—	$1	$205,513	$—	$—	$—
Other (including restricted)	613,010	4,949	(1,955)	2,994	188,256	60	(8,852)	(8,792)

Total marketable investment securities	$2,276,377	$4,950	$(1,955)	$2,995	$393,769	$60	$(8,852)	$(8,792)

As of September 30, 2009, restricted and non-restricted marketable investment securities include debt securities of $2.202 billion with contractual maturities of one year or less and $74 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of September 30, 2009 and December 31, 2008, the unrealized losses on our investments in debt securities primarily represent investments in mortgage and asset-backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Primary	As of September 30, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Debt securities	Temporary market	$170,495	$111,122	$(273)	$—	$—	$59,373	$(1,682)
	fluctuations

Total		$170,495	$111,122	$(273)	$—	$—	$59,373	$(1,682)

		As of December 31, 2008
		(In thousands)
Debt securities	Temporary market	$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)
	fluctuations

Total		$144,798	$—	$—	$6,529	$(19)	$138,269	$(8,833)

Fair Value Measurements
We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of September 30, 2009
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities	$2,276,377	$9,998	$2,266,379	$—

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2009	2008	2009	2008
	(In thousands)
Other investment securities — gain (losses) on sales	$—	$53,473	$—	$53,473
Other investment securities — other-than-temporary impairments	—	(11,247)	(18,933)	(11,247)
Other	199	7,281	(465)	5,384

Total	$199	$49,507	$(19,398)	$47,610

4. Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2009	2008
	(In thousands)
Finished goods — DBS	$179,648	$238,343
Raw materials	72,310	146,353
Work-in-process — used	58,109	61,663
Work-in-process — new	1,234	2,414

Subtotal	311,301	448,773
Inventory allowance	(33,183)	(22,102)

Inventories, net	$278,118	$426,671

As of September 30, 2009, our inventory balance was $278 million, a decline of $149 million compared to our balance at December 31, 2008. This decline primarily related to the impact of our sales and marketing promotions and reduced churn during the third quarter of 2009.
5. Satellites
We currently utilize eleven satellites in geostationary orbit approximately 22,300 miles above the equator, four of which are owned by us. Each of the owned satellites had an original estimated minimum useful life of at least 12 years. We currently lease capacity on five satellites from EchoStar with terms ranging from two to ten years. We account for these as operating leases. See Note 11 for further discussion of our satellite leases with EchoStar. We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.
Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.
Owned Satellites
EchoStar V. EchoStar V was originally designed with a minimum 12-year design life. Momentum wheel failures in prior years, together with relocation of the satellite between orbital locations, resulted in increased fuel consumption, as disclosed in previous SEC filings. During 2005, as a result of this increased fuel consumption, we reduced the remaining estimated useful life of the satellite and as of October 2008, the satellite was fully depreciated. In late July 2009, it was determined that the satellite had less fuel remaining than previously estimated. The satellite was removed from the 148 degree orbital location and retired from commercial service on August 3, 2009 and this retirement did not have a material impact on the DISH Network service.
As a result of the retirement of EchoStar V, we currently do not have any satellites positioned at the 148 degree orbital location. While we have requested a waiver from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements. If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.
Leased Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in full continental United States (“CONUS”) mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of TWTA failures in previous years and an additional pair of TWTA failures during August 2009, only 16 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we are currently operating on 14 of our FCC authorized frequencies at the 61.5 degree orbital location.
While the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.
EchoStar XII. Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in CONUS/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the 12-year design life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.
Nimiq 5. Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to support expansion of our programming services. See Note 11 for further discussion.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Long-Lived Satellite Assets
We evaluate our satellite fleet for impairment as one asset group and test for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies are not considered to be significant events that would require evaluation for impairment recognition. Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.
6. Long-Term Debt
7 7/8% Senior Notes due 2019
On August 17, 2009, we issued $1.0 billion aggregate principal amount of our ten-year, 7 7/8% Senior Notes due September 1, 2019 at an issue price of 97.467%. Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year, commencing on March 1, 2010.
On October 5, 2009, we issued $400 million aggregate principal amount of additional 7 7/8% Senior Notes due 2019 at an issue price of 101.750% plus accrued interest from August 17, 2009. These notes were issued as additional notes under the indenture, dated as of August 17, 2009 (the “Indenture”), pursuant to which we issued the $1.0 billion discussed above. These notes and the notes previously issued under the Indenture will be treated as a single class of debt securities under the Indenture.
The 7 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related Indenture, together with accrued and unpaid interest. Prior to September 1, 2012, we may also redeem up to 35% of each of the 7 7/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.
The 7 7/8% Senior Notes are:
•	general unsecured senior obligations of DISH DBS Corporation (“DDBS”);

•	ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.
The Indenture related to the 7 7/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:
•	incur additional debt;

•	pay dividends or make distributions on DDBS’ capital stock or repurchase DDBS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.
In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 7 7/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Fair Value of our Long-Term Debt
The following table summarizes the carrying value and fair values of our debt facilities as of September 30, 2009 and December 31, 2008:

	As of
	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,021,250	$1,000,000	$899,000
7% Senior Notes due 2013	500,000	507,500	500,000	419,000
6 5/8% Senior Notes due 2014	1,000,000	977,500	1,000,000	840,300
7 3/4% Senior Notes due 2015	750,000	770,625	750,000	600,000
7 1/8% Senior Notes due 2016	1,500,000	1,492,500	1,500,000	1,246,890
7 7/8% Senior Notes due 2019 (1)	1,000,000	1,008,750	—	—
Mortgages and other notes payable	43,287	43,287	46,210	46,210

Subtotal	$5,793,287	$5,821,412	$4,796,210	$4,051,400
Capital lease obligations (2)	309,535	N/A	186,545	N/A

Total long-term debt (including current portion)	$6,102,822	$5,821,412	$4,982,755	$4,051,400

(1)	Excludes $400 million in additional 7 7/8% Senior Notes due 2019 issued on October 5, 2009.

(2)	Disclosure regarding fair value of capital leases is not required.
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
As of September 30, 2009 and December 31, 2008, we had $500 million and $223 million, respectively, capitalized for satellites acquired under capital leases included in “Property and equipment, net” with related accumulated depreciation of $56 million and $26 million, respectively. This increase during the nine months ended September 30, 2009 related to the Ciel II satellite is discussed above.
In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation expense — capital leases	$10,634	$3,724	$29,598	$11,171

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of September 30, 2009, are as follows (in thousands):

For the Years Ended December 31,
2009 (remaining three months)	$19,333
2010	81,266
2011	78,353
2012	75,970
2013	75,970
Thereafter	542,178

Total minimum lease payments	873,070
Less: Amount representing use of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(400,509)

Net minimum lease payments	472,561
Less: Amount representing interest	(163,026)

Present value of net minimum lease payments	309,535
Less: Current portion	(23,058)

Long-term portion of capital lease obligations	$286,477

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
DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of September 30, 2009, there were outstanding under these plans stock options to acquire 18.2 million shares of DISH’s Class A common stock and 0.4 million restricted stock units associated with our employees. Stock options granted through September 30, 2009 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years. While historically DISH’s board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives. As of September 30, 2009, DISH had 79.7 million shares of its Class A common stock available for future grant under its stock incentive plans. The 2009 Stock Incentive Plan, which was approved at the annual meeting of shareholders on May 11, 2009, allows DISH to grant new stock awards following the expiration of the 1999 Stock Incentive Plan on April 16, 2009.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
As of September 30, 2009, the following stock awards were outstanding:

As of September 30, 2009
	DISH Awards		EchoStar Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Awards Outstanding	Options	Units	Options	Units
Held by DDBS employees	18,221,050	400,068	1,398,788	63,833

DISH is responsible for fulfilling all stock awards related to DISH common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.
Stock Award Activity
DISH stock option activity associated with our employees for the nine months ended September 30, 2009 was as follows:

	For the Nine Months
	Ended September 30, 2009
		Weighted- Average
	Options	Exercise Price
Total options outstanding, beginning of period	18,267,950	$21.86
Granted	2,339,500	14.09
Exercised	(27,600)	9.80
Forfeited and cancelled	(2,358,800)	22.38

Total options outstanding, end of period	18,221,050	20.78

Performance based options outstanding, end of period (1)	8,523,750	15.63

Exercisable at end of period	5,471,500	29.81

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2009 and 2008 as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Tax benefit from stock awards exercised	$245	$605	$260	$2,851

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Based on the closing market price of DISH Class A common stock on September 30, 2009, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of September 30, 2009
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$62,745	$82

DISH restricted stock unit activity associated with our employees for the nine months ended September 30, 2009 was as follows:

	For the Nine Months
	Ended September 30, 2009
	Restricted	Weighted- Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock units outstanding, beginning of period	517,735	$23.69
Granted	6,666	11.11
Vested	(30,000)	25.90
Forfeited and cancelled	(94,333)	23.27

Total restricted stock units outstanding, end of period	400,068	23.41

Restricted performance units outstanding, end of period (1)	400,068	23.41

(1)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans. Vesting of these restricted performance units is contingent upon meeting certain long-term DISH-specific goals. See discussion of the 2005 LTIP and 2008 LTIP below.
Long-Term Performance-Based Plans
2005 LTIP. In 2005, DISH adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a DISH-specific subscriber goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2009, that assessment could change at any time.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the nine months ended September 30, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$39,097	$13,856
EchoStar awards held by DDBS employees	7,938	2,813

Total	$47,035	$16,669

2008 LTIP. In December 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial metrics. Exercise of the stock awards is contingent on achieving these goals prior to December 31, 2015.
As of September 30, 2009, DISH generated cumulative free cash flow in excess of $1.0 billion which will result in approximately 10% of the 2008 LTIP stock awards vesting during the fourth quarter 2009. We recorded non-cash, stock-based compensation expense for the nine months ended September 30, 2009 as indicated in the table below. Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions. If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan as follows.

Non-Cash
Stock-Based
Compensation
2008 LTIP	Expense
(In thousands)
Total expense	$26,214
Less:
Expense recognized during the nine months ended September 30, 2009	(1,935)
Remaining expense expected to be recognized during 2009	(366)

Remaining expense over the term of the plan	$23,913

Of the 18.2 million stock options and 0.4 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of September 30, 2009, the following awards were outstanding pursuant to the 2005 LTIP and the 2008 LTIP:

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	As of September 30, 2009
		Weighted-
		Average
	Number of	Exercise
	Awards	Price
Stock Options
2005 LTIP	2,547,250	$25.36
2008 LTIP	5,976,500	11.49

Total	8,523,750	15.63

Restricted Performance Units
2005 LTIP	319,246
2008 LTIP	80,822

Total	400,068

Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Subscriber-related	$241	$213	$747	$673
General and administrative	1,041	3,676	7,810	11,017

Total non-cash, stock-based compensation	$1,282	$3,889	$8,557	$11,690

As of September 30, 2009, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $28 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each stock award for the three and nine months ended September 30, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Stock Options
Risk-free interest rate	2.67% - 3.00%	3.15%	1.97% - 3.19%	2.74% - 3.42%
Volatility factor	33.10% - 34.00%	24.90%	29.72% - 34.00%	19.98% - 24.90%
Expected term of options in years	6.2 - 6.7	6.1	6.0 - 7.3	6.0 - 6.1
Weighted-average fair value of options granted	$7.37 - $7.74	$6.65	$3.86 - $7.74	$6.65 - $8.72
On November 6, 2009, the board of directors of our parent company, DISH, declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock. The dividend will be payable in cash on December 2, 2009 to shareholders of record on November 20, 2009. Prior to December 2, 2009, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs. DISH does not intend to pay additional dividends on its common stock and accordingly, the dividend yield percentage

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
used in the Black-Scholes option valuation model is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of DISH’s stock options as new events or changes in circumstances become known.
8. Commitments and Contingencies
Commitments
As of September 30, 2009, future maturities of our debt and contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$5,793,287	$1,181	$4,142	$1,004,375	$4,622	$504,183	$4,274,784
Capital lease obligations	309,535	4,886	22,382	21,054	20,582	22,646	217,985
Interest expense on long-term debt and capital lease obligations	2,695,091	118,670	438,690	433,780	368,089	365,985	969,877
Satellite-related obligations	1,561,826	33,755	86,945	107,082	154,222	154,005	1,025,817
Operating lease obligations	120,285	12,032	45,753	25,220	19,402	9,817	8,061
Purchase obligations	1,342,570	1,093,823	194,480	19,160	15,450	15,827	3,830

Total	$11,822,594	$1,264,347	$792,392	$1,610,671	$582,367	$1,072,463	$6,500,354

The table above does not include $221 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of September 30, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
DISH has not yet procured a contract for the launch of its EchoStar XV satellite. While the cost of this launch will depend upon the terms and conditions of the contract, DISH estimates that the cost could range from approximately $90 million to $120 million, which is not included in the table above. DISH anticipates incurring this cost between the current period and the expected launch of the satellite in late 2010.
On November 6, 2009, the board of directors of our parent company, DISH, declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or approximately $894 million in the aggregate. The dividend will be payable in cash on December 2, 2009 to shareholders of record on November 20, 2009. Prior to December 2, 2009, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.
Guarantees
In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $444 million over the next eight years that are not included in the table above.
In addition, during the third quarter of 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and DISH guarantees a certain portion of its

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
obligation under this agreement through 2019. As of September 30, 2009, the remaining obligation under this agreement was $591 million and is included in the table above.
As of September 30, 2009, we have not recorded a liability on the balance sheet for any of these guarantees.
Contingencies
In connection with the Spin-off, DISH entered into a separation agreement with EchoStar which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as its acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the Court granted summary judgment to defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the Court granted defendants’ motion to dismiss with prejudice. The plaintiffs have appealed. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, they have sought an additional $30 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On May 19, 2009, the District Court granted summary judgment to DirecTV, and dismissed the action with prejudice. Finisar is appealing that decision. Our case is stayed until the DirecTV action is resolved.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an initial Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
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
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.
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
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, EchoStar, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
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
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. Oral argument on our appeal of the contempt ruling took place on November 2, 2009 before three judges of the Federal Circuit.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo sought up to

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
$975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions. In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network’s appeal of the underlying June 2, 2009 contempt order). During the three and nine months ended September 30, 2009, we increased our total reserve by $132 million and $328 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through September 2009 plus interest. Our total reserve at September 30, 2009 was $360 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar’s development process, EchoStar downloaded one of its design-around options to approximately 125 subscribers for “beta” testing.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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
9. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Equipment leased to customers	$191,779	$203,730	$591,729	$625,769
Satellites	22,183	21,581	64,247	71,596
Furniture, fixtures, equipment and other	11,820	18,817	35,323	60,674
Identifiable intangible assets subject to amortization	1,325	290	1,906	4,718
Buildings and improvements	1,204	1,228	3,686	3,503

Total depreciation and amortization	$228,311	$245,646	$696,891	$766,260

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
11. Related Party Transactions with EchoStar
Following the Spin-off, EchoStar has operated as a separate public company and we have no continued ownership interest in EchoStar. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen or by certain trusts established by Mr. Ergen for the benefit of his family.
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
In connection with the Spin-off, we and EchoStar also entered into certain transitional services agreements pursuant to which we obtain certain services and rights from EchoStar, EchoStar obtains certain services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses. Subsequent to the Spin-off, we also entered into certain agreements with EchoStar and may enter into additional agreements with EchoStar in the future. The following is a summary of the terms of the principal agreements that we have entered into with EchoStar that may have an impact on our financial position and results of operations.
“Equipment sales — EchoStar”
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period ending on January 1, 2010. In August 2009, we and EchoStar agreed to extend this agreement through January 1, 2011. Under the remanufactured receiver agreement, EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. We may also terminate this agreement if certain entities acquire us.
“Transitional services and other revenue — EchoStar”
Transition Services Agreement. DISH entered into a transition services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to receive the following services from DISH: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are equal to cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years ending on January 1, 2010. EchoStar may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. DISH and EchoStar have agreed that following January 1, 2010 EchoStar will continue to have the right, but not the obligation, to receive from DISH certain of the services previously provided under the transition services agreement pursuant to a Professional Services Agreement between DISH and EchoStar for a one-year period and for successive one-year periods thereafter; however, EchoStar may

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
terminate these services upon thirty days notice and either party may terminate the Professional Services Agreement upon sixty days prior written notice.
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
The management services agreement was for a one year period commencing on January 1, 2008, and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days’ prior written notice, (ii) by DISH at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by DISH upon written notice to EchoStar, following certain changes in control. The management services agreement was automatically renewed for an additional one year term through December 31, 2010.
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
Packout Services Agreement. We entered into a packout services agreement with EchoStar, whereby EchoStar has the right, but not the obligation, to engage us to package and ship satellite receivers to customers that are not associated with us. The fees charged by us for the services provided under the packout services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the products and services provided. The original one year term of the packout services agreement was extended for an additional one year term and expires on December 31, 2009. EchoStar may terminate this agreement for any reason upon sixty days’ prior written notice to us. In the event of an early termination of this agreement, EchoStar will be entitled to a refund of any unearned fees paid to us for the services. We do not expect to renew this agreement.
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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) January 1, 2010. We expect to enter into agreements pursuant to which we will continue to lease satellite capacity on certain satellites owned or leased by EchoStar after January 1, 2010.
Nimiq 5 Lease Agreement. During March 2008, EchoStar entered into a fifteen-year satellite service agreement with Bell TV, to receive service on 16 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Bell Transponder Agreement”). During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite (the “Telesat Transponder Agreement”). As disclosed in EchoStar’s Current Report on Form 8-K filed September 18, 2009, upon the occurrence of certain events, the Bell Transponder Agreement would terminate and the Telesat Transponder Agreement would become effective. As of October 8, 2009, the Bell Transponder Agreement terminated and the Telesat Transponder Agreement became effective. The Nimiq 5 satellite was placed into service on October 10, 2009.
During March 2008, EchoStar also entered into a satellite service agreement (“DISH Bell Agreement”) with us, pursuant to which we will receive service from EchoStar on all of the DBS transponders covered by the Bell Transponder Agreement. We guaranteed certain obligations of EchoStar under the Bell Transponder Agreement. During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all of the DBS transponders covered by the Telesat Transponder Agreement. We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussions under “Guarantees” in Note 8. As disclosed in our Current Report on Form 8-K filed September 18, 2009, upon the occurrence of certain events, the DISH Bell Agreement and our guarantee of certain obligations of EchoStar under the Bell Transponder Agreement would terminate and the DISH Telesat Agreement and our guarantee of certain obligations of EchoStar under the Telesat Transponder Agreement would become effective. As of October 8, 2009, the DISH Bell Agreement and associated guarantee terminated and the DISH Telesat Agreement and associated guarantee became effective.
Under the terms of the DISH Telesat Agreement, we will make certain monthly payments to EchoStar that commenced when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed in service. Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.
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
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which we have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. We may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and EchoStar have agreed that following January 1, 2010, we will continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network pursuant to a Professional Services Agreement between us and EchoStar for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon thirty days prior written notice and either party may terminate the Professional Services Agreement upon sixty days notice.
“Cost of sales — subscriber promotion subsidies — EchoStar”
Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of such purchases that are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventories, net” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$314,362	$461,675	$838,965	$1,134,408

Set-top boxes and other equipment purchased from EchoStar included
in “Cost of sales — subscriber promotion subsidies — EchoStar”	$56,293	$53,418	$152,215	$116,489

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
“General and administrative — EchoStar”
Product Support Agreement. We entered into a product support agreement pursuant to which we have the right, but not the obligation to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us. The fees for the services provided under the product support agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.
Real Estate Lease Agreements. We have entered into certain lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
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
Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years. We do not expect to renew this agreement.
EDN Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.
Services Agreement. DISH entered into a services agreement pursuant to which it has the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar. The fees for the services provided under this services agreement are cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. DISH and EchoStar have agreed that following January 1, 2010 DISH will continue to have the right, but not the obligation, to receive from EchoStar the services previously provided under the services agreement pursuant to a Professional Services Agreement between us and EchoStar for a one-year period and for successive one-year periods thereafter; however, DISH may terminate these services upon thirty days prior written notice and either party may terminate the Professional Services Agreement upon sixty days notice.
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
Other Agreements
On November 4, 2009, Mr. Roger Lynch, became employed by both DISH and EchoStar as Executive Vice President. Mr. Lynch will report to Mr. Ergen and will be responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH and EchoStar. Mr. Lynch’s compensation will consist of cash and equity compensation and will be borne by both EchoStar and DISH.
12. Subsequent Events
On November 6, 2009, the board of directors of our parent company, DISH, declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or approximately $894 million in the aggregate. The dividend will be payable in cash on December 2, 2009 to shareholders of record on November 20, 2009. Prior to December 2, 2009, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, under the caption “Item 1A. Risk Factors.”
EXECUTIVE SUMMARY
Overview
DISH Network added approximately 241,000 and 173,000 net new subscribers during the three and nine months ended September 30, 2009, respectively. Our third quarter performance was positively impacted by our sales and marketing promotions and reduced churn. Our churn was positively impacted by, among other things, the second quarter 2009 completion of our security access device replacement program, an increase in our new subscriber commitment period and initiatives to retain subscribers. Historically, we have experienced slightly higher churn in the months following the expiration of programming commitments for new subscribers. In February 2008, we extended the required new subscriber programming commitment from 18 to 24 months. In the third quarter of 2009, due to the change in promotional mix, we have fewer expiring subscriber commitments. Current economic conditions have negatively impacted our subscriber growth. We continue to focus on addressing operational issues specific to DISH Network which we believe will contribute to long-term subscriber growth. “Subscriber-related expenses” have continued to increase and ARPU has been negatively impacted by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, all of which negatively impact our subscriber-related margins. In addition, “Subscriber-related expenses” continued to be negatively impacted by increased programming costs, initiatives to retain subscribers and migrate certain subscribers to free up transponder capacity, and improve customer service.
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
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. In addition, nearly one million

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.
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
We have also been changing equipment to migrate certain subscribers to free up transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2010. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.
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
To address our operational inefficiencies, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service businesses. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The adoption of these measures has contributed to higher expenses and lower margins. While we believe that the increased costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.
Programming costs represent a large percentage of our “Subscriber-related expenses.” As a result, our margins may face further downward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
Our customer-specific investments to acquire new subscribers have a significant impact on our cash flow. While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided in the short-term by the reduction in customer-specific investment spending. As a result, a slow down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.
Availability of Credit and Effect on Liquidity
While the ability to raise capital has generally existed for DISH even during the recent market turmoil, the cost of such capital has not been as attractive as in prior periods. Because of the cash flow situation of our company and the absence of any material debt payments over the next two years, the higher cost of capital will not impact our current operational plans. However, we might be less likely than we would otherwise be to pursue initiatives which could increase shareholder value over the long run, such as making strategic investments, or prepaying debt. Alternatively, if we decided to still pursue such initiatives, the cost of doing so would be greater. Currently, we have no existing lines of credit, nor have we historically.
Future Liquidity
Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” grew from 51.4% to 52.2% in 2008 and reached 54.7% during the nine months ended September 30, 2009, mainly as a result of an increase in “Subscriber-related expenses.” Our “Subscriber-related expenses” continued to be negatively impacted by initiatives to retain subscribers, migrate certain subscribers to free up transponder capacity and improve customer service. In addition, our “Subscriber-related revenue” was negatively impacted by our increase in the use of promotional discounts on programming offered to new subscribers and retention initiatives offered to existing subscribers. Uncertainties about these trends may impact our cash flow and results of operations. In addition, although our subscribers have recently grown, we continue to be impacted by operational issues specific to DISH Network, as previously discussed.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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
The Spin-off
On January 1, 2008, DISH completed the separation of the assets and businesses, certain of which we historically owned and operated into two companies (the “Spin-off”):
•	DISH Network Corporation — which retained its DISH Network® subscription television business, and

•	EchoStar Corporation (“EchoStar”) — which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.
DISH and EchoStar now operate as separate publicly traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family. In connection with the Spin-off, DISH entered into certain agreements with EchoStar to define responsibility for obligations relating to, among other things, set-top box sales, transition services, taxes, employees and intellectual property, which impact several of our key operating metrics. The fees we pay to EchoStar to access assets or receive certain services following the Spin-off, after taking into account the cost savings realized from the Spin-off, have not had a significant impact on our operations. Subsequent to the Spin-off, DISH has entered into certain other agreements with EchoStar and may enter into additional agreements with EchoStar in the future.
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our DishHOME Protection Plan, equipment upgrade fees, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.
Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
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
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other distributors of our equipment domestically and to DISH Network subscribers. In addition, this category includes costs related to equipment sales, transitional services and other agreements with EchoStar associated with the Spin-off.
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
Average monthly subscriber churn rate. We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses. We calculate subscriber churn rate for any period by dividing the number of DISH Network subscribers who terminated service during the period by the average monthly DISH Network subscribers during the period, and further dividing by the number of months in the period. When calculating subscriber churn, as is the case when calculating ARPU, the number of subscribers in a given month is based on the average of the beginning-of-month and the end-of-month subscriber counts.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$2,862,202	$2,886,157	$(23,955)	(0.8)
Equipment sales and other revenue	23,391	41,915	(18,524)	(44.2)
Equipment sales, transitional services and other revenue — EchoStar	6,200	8,706	(2,506)	(28.8)

Total revenue	2,891,793	2,936,778	(44,985)	(1.5)

Costs and Expenses:
Subscriber-related expenses	1,623,346	1,534,133	89,213	5.8
% of Subscriber-related revenue	56.7%	53.2%
Satellite and transmission expenses — EchoStar	78,910	76,848	2,062	2.7
% of Subscriber-related revenue	2.8%	2.7%
Satellite and transmission expenses — Other	8,883	7,651	1,232	16.1
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	28,650	69,315	(40,665)	(58.7)
Subscriber acquisition costs	439,574	437,766	1,808	0.4
General and administrative expenses	156,884	147,230	9,654	6.6
% of Total revenue	5.4%	5.0%
Tivo litigation expense	131,930	—	131,930	NM
Depreciation and amortization	228,311	245,646	(17,335)	(7.1)

Total costs and expenses	2,696,488	2,518,589	177,899	7.1

Operating income (loss)	195,305	418,189	(222,884)	(53.3)

Other Income (Expense):
Interest income	3,756	15,792	(12,036)	(76.2)
Interest expense, net of amounts capitalized	(103,268)	(100,936)	(2,332)	(2.3)
Other, net	199	49,507	(49,308)	99.6

Total other income (expense)	(99,313)	(35,637)	(63,676)	NM

Income (loss) before income taxes	95,992	382,552	(286,560)	(74.9)
Income tax (provision) benefit, net	(43,464)	(158,842)	115,378	72.6
Effective tax rate	45.3%	41.5%

Net income (loss)	$52,528	$223,710	$(171,182)	(76.5)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.851	13.780	0.071	0.5
DISH Network subscriber additions, gross (in millions)	0.887	0.825	0.062	7.5
DISH Network subscriber additions, net (in millions)	0.241	(0.010)	0.251	NM
Average monthly subscriber churn rate	1.57%	2.02%	(0.45%)	(22.3)
Average monthly revenue per subscriber (“ARPU”)	$69.51	$69.82	$(0.31)	(0.4)
Average subscriber acquisition cost per subscriber (“SAC”)	$694	$735	$(41)	(5.6)
EBITDA	$423,815	$713,342	$(289,527)	(40.6)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Overview. Revenue totaled $2.892 billion for the three months ended September 30, 2009, a decrease of $45 million or 1.5% compared to the same period in 2008. Net income totaled $53 million, a decrease of $171 million or 76.5%.
DISH Network added approximately 241,000 net new subscribers during the three months ended September 30, 2009. Our third quarter performance was positively impacted by our sales and marketing promotions and reduced churn. Our churn was positively impacted by, among other things, the second quarter 2009 completion of our security access device replacement program, an increase in our new subscriber commitment period and initiatives to retain subscribers. Historically, we have experienced slightly higher churn in the months following the expiration of programming commitments for new subscribers. In February 2008, we extended the required new subscriber programming commitment from 18 to 24 months. In the third quarter of 2009, due to the change in promotional mix, we have fewer expiring subscriber commitments. Current economic conditions have negatively impacted our subscriber growth. We continue to focus on addressing operational issues specific to DISH Network which we believe will contribute to long-term subscriber growth. “Subscriber-related expenses” have continued to increase and ARPU has been negatively impacted by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, all of which negatively impact our subscriber-related margins. In addition, “Subscriber-related expenses” continued to be negatively impacted by increased programming costs, initiatives to retain subscribers and migrate certain subscribers to free up transponder capacity, and improve customer service.
DISH Network subscribers. As of September 30, 2009, we had approximately 13.851 million DISH Network subscribers compared to approximately 13.780 million subscribers at September 30, 2008, an increase of 0.5%. DISH Network added approximately 887,000 gross new subscribers for the three months ended September 30, 2009, compared to approximately 825,000 gross new subscribers during the same period in 2008, an increase of 7.5%.
DISH Network added approximately 241,000 net new subscribers during the three months ended September 30, 2009, compared to a loss of approximately 10,000 net new subscribers during the same period in 2008. Our percentage monthly subscriber churn for the three months ended September 30, 2009 was 1.57%, compared to 2.02% for the same period in 2008. We believe this increase in net new subscribers and the decrease in churn primarily resulted from the factors discussed in the “Overview” above. Although churn declined during the quarter, given the increasingly competitive nature of our industry and the current economic conditions, we may not be able to continue to reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.
We believe our gross and net subscriber additions as well as our subscriber churn have been negatively impacted by weaker economic conditions, aggressive promotional and retention offerings by our competition, the loss of our distribution relationship with AT&T discussed below, the heavy marketing of HD service by our competition, the growth of fiber-based and Internet-based pay TV providers, signal theft and other forms of fraud, and operational inefficiencies at DISH Network. We have not always met our own standards for performing high quality installations, effectively resolving customer issues when they arise, answering customer calls in an acceptable timeframe, effectively communicating with our customer base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and customer equipment, and aligning the interests of certain third party retailers and installers with our interests to provide high quality service. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth.
Our distribution relationship with AT&T was a substantial contributor to our gross and net subscriber additions over the past several years, accounting for approximately 17% of our gross subscriber additions for the year ended December 31, 2008. This distribution relationship ended January 31, 2009. Consequently, beginning with the second quarter 2009, AT&T no longer contributes to our gross subscriber additions. In addition, nearly one million of our current subscribers were acquired through our distribution relationship with AT&T and subscribers acquired through this channel have historically churned at a higher rate than our overall subscriber base. Although AT&T is not permitted to target these subscribers for transition to another pay-TV service and we and AT&T are required to maintain bundled billing and cooperative customer service for these subscribers, these subscribers may still churn at higher than historical rates following termination of the AT&T distribution relationship.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $2.862 billion for the three months ended September 30, 2009, a decrease of $24 million or 0.8% compared to the same period in 2008. This change was primarily related to the decrease in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $69.51 during the three months ended September 30, 2009 versus $69.82 during the same period in 2008. ARPU is driven by a number of factors including, among other things, price increases and penetration rates of our programming and hardware offerings and promotional discounts on programming. The $0.31 or 0.4% decrease in ARPU was primarily attributable to an increase in the amount of promotional discounts on programming offered to our new subscribers and retention initiatives offered to existing subscribers, and a decrease in premium movie revenue. This decrease was partially offset by price increases in February 2009 to existing subscribers on some of our most popular programming packages, an increase in revenue from local programming and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for advanced hardware offerings, we continue to see increased hardware related fees, which include fees earned from our DishHOME Protection Plan, rental fees and fees for DVRs.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $23 million during the three months ended September 30, 2009, a decrease of $19 million or 44.2% compared to the same period 2008. The decrease in “Equipment sales and other revenue” primarily resulted from lower non-subsidized sales of DBS accessories and digital converter boxes in 2009 compared to the same period in 2008.
Subscriber-related expenses. “Subscriber-related expenses” totaled $1.623 billion during the three months ended September 30, 2009, an increase of $89 million or 5.8% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content and call center operations. The increase in programming content costs was primarily related to price increases in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. “Subscriber-related expenses” represented 56.7% and 53.2% of “Subscriber-related revenue” during the three months ended September 30, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses” and lower “Subscriber-related revenue” discussed above.
In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content. Our programming expenses will continue to increase to the extent we are successful in growing our subscriber base. In addition, our “Subscriber-related expenses” may face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $29 million during the three months ended September 30, 2009, a decrease of $41 million or 58.7% compared to the same period in 2008. This decrease in “Equipment, transitional services and other cost of sales” primarily resulted from a decline in charges for slow moving and obsolete inventory and lower non-subsidized sales of DBS accessories and digital converter boxes in 2009 compared to the same period in 2008.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $440 million for the three months ended September 30, 2009, an increase of $2 million or 0.4% compared to the same period in 2008. This increase was primarily attributable to the increase in gross new subscribers discussed previously, partially offset by lower SAC discussed below.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
SAC. SAC was $694 during the three months ended September 30, 2009 compared to $735 during the same period in 2008, a decrease of $41, or 5.6%. This decrease was primarily attributable to a change in sales mix, a decrease in advertising costs and hardware costs per activation. The decrease in hardware cost per activation principally related to a reduction in manufacturing costs, partially offset by an increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs.
During the three months ended September 30, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $176 million and $169 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in gross new subscribers, partially offset by lower hardware costs per activation, discussed above.
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
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease programs. During the three months ended September 30, 2009 and 2008, these amounts totaled $15 million and $34 million, respectively.
Several years ago, we began deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK in order to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.
Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.
General and administrative expenses. “General and administrative expenses” totaled $157 million during the three months ended September 30, 2009, an increase of $10 million or 6.6% compared to the same period in 2008. This increase was primarily attributable to additional costs to support the DISH Network television service including personnel costs and professional fees. “General and administrative expenses” represented 5.4% and 5.0% of “Total revenue” during the three months ended September 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in “Total revenue” and the increase in expenses discussed above.
Tivo litigation expense. We recorded $132 million of additional “Tivo litigation expense” during the three months ended September 30, 2009 for supplemental damages, contempt sanctions and interest. See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Depreciation and amortization. “Depreciation and amortization” expense totaled $228 million during the three months ended September 30, 2009, a $17 million or 7.1% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to the declines in depreciation expense related to set-top boxes used in our lease programs, and depreciation expense associated with our satellites. The decrease in expense related to set-top boxes resulted from an increase in the number of fully-depreciated set-top boxes still in service and in the capitalization of new advanced equipment which has a longer estimated useful life. The satellite depreciation expense declined due to the retirements of satellites from commercial service, partially offset by depreciation expense associated with Ciel II which was placed in service in February 2009.
Interest income. “Interest income” totaled $4 million during the three months ended September 30, 2009, a decrease of $12 million or 76.2% compared to the same period in 2008. This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities and lower average cash and marketable investment securities balances during the third quarter of 2009.
Other, net. “Other, net” income totaled less than $1 million during the three months ended September 30, 2009, a decrease of $49 million compared to the same period in 2008. During the third quarter of 2008, “Other, net” income was positively impacted by the $53 million gain on the sale of a non-marketable investment.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $424 million during the three months ended September 30, 2009, a decrease of $290 million or 40.6% compared to the same period in 2008. EBITDA for the three months ended September 30, 2009 was negatively impacted by the $132 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2009	2008
	(In thousands)
EBITDA	$423,815	$713,342
Less:
Interest expense, net	99,512	85,144
Income tax provision (benefit), net	43,464	158,842
Depreciation and amortization	228,311	245,646

Net income (loss)	$52,528	$223,710

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
Income tax (provision) benefit, net. Our income tax provision was $43 million during the three months ended September 30, 2009, a decrease of $115 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”
Net income (loss). Net income was $53 million during the three months ended September 30, 2009, a decrease of $171 million compared to $224 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2009	2008	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$8,605,256	$8,572,163	$33,093	0.4
Equipment sales and other revenue	74,871	95,750	(20,879)	(21.8)
Equipment sales, transitional services and other revenue — EchoStar	20,685	28,247	(7,562)	(26.8)

Total revenue	8,700,812	8,696,160	4,652	0.1

Costs and Expenses:
Subscriber-related expenses	4,705,500	4,402,771	302,729	6.9
% of Subscriber-related revenue	54.7%	51.4%
Satellite and transmission expenses — EchoStar	246,865	232,798	14,067	6.0
% of Subscriber-related revenue	2.9%	2.7%
Satellite and transmission expenses — Other	24,622	22,890	1,732	7.6
% of Subscriber-related revenue	0.3%	0.3%
Equipment, transitional services and other cost of sales	96,243	131,488	(35,245)	(26.8)
Subscriber acquisition costs	1,120,049	1,184,138	(64,089)	(5.4)
General and administrative expenses	449,223	411,012	38,211	9.3
% of Total revenue	5.2%	4.7%
Tivo litigation expense	328,335	—	328,335	NM
Depreciation and amortization	696,891	766,260	(69,369)	(9.1)

Total costs and expenses	7,667,728	7,151,357	516,371	7.2

Operating income (loss)	1,033,084	1,544,803	(511,719)	(33.1)

Other Income (Expense):
Interest income	9,730	44,976	(35,246)	(78.4)
Interest expense, net of amounts capitalized	(287,061)	(280,302)	(6,759)	(2.4)
Other, net	(19,398)	47,610	(67,008)	NM

Total other income (expense)	(296,729)	(187,716)	(109,013)	(58.1)

Income (loss) before income taxes	736,355	1,357,087	(620,732)	(45.7)
Income tax (provision) benefit, net	(294,588)	(520,563)	225,975	43.4
Effective tax rate	40.0%	38.4%

Net income (loss)	$441,767	$836,524	$(394,757)	(47.2)

Other Data:
DISH Network subscribers, as of period end (in millions)	13.851	13.780	0.071	0.5
DISH Network subscriber additions, gross (in millions)	2.271	2.308	(0.037)	(1.6)
DISH Network subscriber additions, net (in millions)	0.173	—	0.173	NM
Average monthly subscriber churn rate	1.71%	1.86%	(0.15%)	(8.1)
Average monthly revenue per subscriber (“ARPU”)	$70.09	$69.04	$1.05	1.5
Average subscriber acquisition cost per subscriber (“SAC”)	$689	$715	$(26)	(3.6)
EBITDA	$1,710,577	$2,358,673	$(648,096)	(27.5)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $8.605 billion for the nine months ended September 30, 2009, an increase of $33 million or 0.4% compared to the same period in 2008. This increase was primarily related to subscriber growth and the increase in “ARPU” discussed below.
ARPU. Monthly average revenue per subscriber was $70.09 during the nine months ended September 30, 2009 versus $69.04 during the same period in 2008. The $1.05 or 1.5% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our current promotions, which provide an incentive for advanced hardware offerings, we continue to see increased hardware related fees, which include fees earned from our DishHOME Protection Plan, rental fees and fees for DVRs. These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers and retention initiatives offered to existing subscribers, and by decreases in pay-per-view buys and premium movie revenue.
Equipment sales and other revenue. “Equipment sales and other revenue” totaled $75 million during the nine months ended September 30, 2009, a decrease of $21 million or 21.8% compared to the same period 2008. The decrease in “Equipment sales and other revenue” primarily resulted from lower non-subsidized sales of DBS accessories in 2009.
Subscriber-related expenses. “Subscriber-related expenses” totaled $4.706 billion during the nine months ended September 30, 2009, an increase of $303 million or 6.9% compared to the same period 2008. The increase in “Subscriber-related expenses” was primarily attributable to higher costs for: (i) programming content partially offset by a non-recurring programming expense adjustment of approximately $27 million, (ii) call center operations, and (iii) customer retention. The increase in programming content costs was primarily related to price increases in certain of our programming contracts and the renewal of certain contracts at higher rates. The increases related to call center operations were driven in part by our investments in staffing, training, information systems, and other initiatives. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business and technology, improve customer satisfaction, reduce churn, increase productivity, and allow us to better scale our business over the long run. We cannot, however, be certain that our increased spending will ultimately yield these benefits. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and increased spending. The increase in customer retention expense was primarily driven by more upgrades of existing customers to HD and DVR receivers and the equipment replacement to migrate certain subscribers to free up transponder capacity to support HD programming and other initiatives. We expect to continue these initiatives through 2010. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes. “Subscriber-related expenses” represented 54.7% and 51.4% of “Subscriber-related revenue” during the nine months ended September 30, 2009 and 2008, respectively. The increase in this expense to revenue ratio primarily resulted from the increase in “Subscriber-related expenses” discussed above, partially offset by an increase in ARPU.
Satellite and transmission expenses — EchoStar. “Satellite and transmission expenses — EchoStar” totaled $247 million during the nine months ended September 30, 2009, an increase of $14 million or 6.0% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided by EchoStar related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of our HD local markets, partially offset by a decrease in the transponder capacity leased from EchoStar.
Equipment, transitional services and other cost of sales. “Equipment, transitional services and other cost of sales” totaled $96 million during the nine months ended September 30, 2009, a decrease of $35 million or 26.8% compared to the same period in 2008. This decrease in “Equipment, transitional services and other cost of sales” primarily resulted from lower non-subsidized sales of DBS accessories and a decline in charges for slow moving and obsolete inventory in 2009 compared to the same period in 2008.
Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.120 billion for the nine months ended September 30, 2009, a decrease of $64 million or 5.4% compared to the same period in 2008. This decrease was primarily attributable to the decrease in SAC discussed below and the decline in gross new subscribers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued
SAC. SAC was $689 during the nine months ended September 30, 2009 compared to $715 during the same period in 2008, a decrease of $26, or 3.6%. This decrease was primarily attributable to a change in sales mix and a decrease in hardware costs per activation. The decrease in hardware cost per activation principally related to a reduction in manufacturing costs, partially offset by an increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs and additional advertising costs per activation during the period.
During the nine months ended September 30, 2009 and 2008, the amount of equipment capitalized under our lease program for new subscribers totaled $444 million and $467 million, respectively. This decrease in capital expenditures under our lease programs for new subscribers resulted primarily from lower gross subscriber additions and lower hardware costs per activation.
Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale rather than being redeployed through our lease program. During the nine months ended September 30, 2009 and 2008, these amounts totaled $78 million and $96 million, respectively.
General and administrative expenses. “General and administrative expenses” totaled $449 million during the nine months ended September 30, 2009, an increase of $38 million or 9.3% compared to the same period in 2008. This increase was primarily attributable to additional costs to support the DISH Network television service including personnel costs and professional fees. “General and administrative expenses” represented 5.2% and 4.7% of “Total revenue” during the nine months ended September 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the changes in “Total revenue” and the expenses discussed above.
Tivo litigation expense. We recorded $328 million of “Tivo litigation expense” during the nine months ended September 30, 2009 for supplemental damages, contempt sanctions, and interest. See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion.
Depreciation and amortization. “Depreciation and amortization” expense totaled $697 million during the nine months ended September 30, 2009, a $69 million or 9.1% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to the declines in depreciation expense related to set-top boxes used in our lease programs and depreciation expense associated with our satellites, and the abandonment of a software development project designed to support our IT systems during 2008. The decrease in expense related to set-top boxes resulted from an increase in the number of fully-depreciated set-top boxes still in service and in the capitalization of new advanced equipment which has a longer estimated useful life. The satellite depreciation expense declined due to the retirements of satellites from commercial service, partially offset by depreciation expense associated with Ciel II which was placed in service in February 2009.
Interest income. “Interest income” totaled $10 million during the nine months ended September 30, 2009, a decrease of $35 million compared to the same period in 2008. This decrease principally resulted from lower percentage returns earned on our cash and marketable investment securities and lower average cash and marketable investment securities balances during the nine months ended September 30, 2009.
Other, net. “Other, net” expense totaled $19 million during the nine months ended September 30, 2009, a change of $67 million compared to the same period in 2008. The nine months ended September 30, 2008 was positively impacted by the $53 million gain on the sale of a non-marketable investment. In addition, this change resulted from an increase of $8 million in impairments on our other investment securities during 2009 compared to the same period in 2008.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.711 billion during the nine months ended September 30, 2009, a decrease of $648 million or 27.5% compared to the same period in 2008. EBITDA for the nine months ended September 30, 2009 was negatively impacted by the $328 million “Tivo litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

	For the Nine Months
	Ended September 30,
	2009	2008
	(In thousands)
EBITDA	$1,710,577	$2,358,673
Less:
Interest expense, net	277,331	235,326
Income tax provision (benefit), net	294,588	520,563
Depreciation and amortization	696,891	766,260

Net income (loss)	$441,767	$836,524

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
Income tax (provision) benefit, net. Our income tax provision was $295 million during the nine months ended September 30, 2009, a decrease of $226 million compared to the same period in 2008. The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”
Net income (loss). Net income was $442 million during the nine months ended September 30, 2009, a decrease of $395 million compared to $837 million for the same period in 2008. The decrease was primarily attributable to the changes in revenue and expenses discussed above.

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
Acacia
During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the Court granted summary judgment to defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.
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
Channel Bundling Class Action
On September 21, 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox

PART II — OTHER INFORMATION — Continued
Entertainment Group, and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the Court granted defendants’ motion to dismiss with prejudice. The plaintiffs have appealed. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
ESPN
On January 30, 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed and will have to be determined at a later date. We will appeal the partial grant of ESPN’s motion. Since the partial grant of ESPN’s motion, they have sought an additional $30 million under the applicable affiliation agreements. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On May 19, 2009, the District Court granted summary judgment to DirecTV, and dismissed the action with prejudice. Finisar is appealing that decision. Our case is stayed until the DirecTV action is resolved.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and EchoStar in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the

PART II — OTHER INFORMATION — Continued
United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an initial Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
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
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar, EchoStar Technologies L.L.C., DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.
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

PART II — OTHER INFORMATION — Continued
6,208,636 (the ‘636 patent). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION — Continued
Tivo Inc.
During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.
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
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. Oral argument on our appeal of the contempt ruling took place on November 2, 2009 before three judges of the Federal Circuit.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions. In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period

PART II — OTHER INFORMATION — Continued
from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network’s appeal of the underlying June 2, 2009 contempt order). During the three and nine months ended September 30, 2009, we increased our total reserve by $132 million and $328 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through September 2009 plus interest. Our total reserve at September 30, 2009 was $360 million and is included in “Other accrued expenses” on our Condensed Consolidated Balance Sheets.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar’s development process, EchoStar downloaded one of its design-around options to approximately 125 subscribers for “beta” testing.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.
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

PART II — OTHER INFORMATION — Continued
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Amendment 1 to our Annual Report on Form 10-K for 2008.
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
In June 2009, the United States District Court granted Tivo’s motion for contempt finding that our next-generation DVRs continue to infringe Tivo’s intellectual property and awarded Tivo an additional $103 million dollars in supplemental damages and interest for the period from September 2006 through April 2008. In September 2009, the District Court partially granted Tivo’s motion for contempt sanctions. In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network’s appeal of the underlying June 2009 contempt order). As previously disclosed, we increased our reserve for the Tivo litigation to reflect both the supplemental damages award for the period September 2006 to April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant. Additionally, the awards described above do not include damages, contempt sanctions or

PART II — OTHER INFORMATION — Continued
interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.
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
Item 5. OTHER INFORMATION
On November 4, 2009, Mr. Roger Lynch, became employed by both DISH and EchoStar as Executive Vice President. Mr. Lynch will report to Mr. Ergen and will be responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH and EchoStar. Mr. Lynch’s compensation will consist of cash and equity compensation and will be borne by both EchoStar and DISH.
Dividend
On November 6, 2009, the board of directors of our parent company, DISH, declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or approximately $894 million in the aggregate. The dividend will be payable in cash on December 2, 2009 to shareholders of record on November 20, 2009. Prior to December 2, 2009, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.

4.1*	Registration Rights Agreement, dated as of October 5, 2009, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the current report on Form 8-K of DISH Network filed on October 6, 2009).

10.1*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).**

10.2*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).**

10.3*	Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).**

10.4*	Allocation Agreement, dated August 4, 2009, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

☐	Filed herewith.

*	Incorporated by reference.

**	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

Date: November 13, 2009