Form 10-Q
period 2010-05-12
DISH DBS CORP
filed 2010-05-12
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of May 1, 2010, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets –
	March 31, 2010 and December 31, 2009 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the
	Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	40

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Removed and Reserved	None

Item 5.	Other Information	None

Item 6.	Exhibits	47

	Signatures	48

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H) (2) of Form 10-Q.

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

•
We face intense and increasing competition from satellite television providers, cable television providers and telecommunications companies which may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

•	If we do not maintain our operational performance and customer satisfaction, our gross subscriber additions may decrease and our subscriber churn may increase.

•	If DISH Network gross subscriber additions decrease, or if subscriber churn, subscriber acquisition or retention costs increase, our financial performance will be adversely affected.

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

•
We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross subscriber additions may decline and subscriber churn may increase.

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

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents from local network stations.

•	We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business.

•	We have substantial debt outstanding and may incur additional debt.

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•	We generally do not have commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to DISH Network Corporation’s (“DISH”) common ownership and management.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•
We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

•	Our business depends on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one-carry-all” requirements that cause capacity constraints.

•	Our ultimate parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$97,742	$98,226
Marketable investment securities	2,029,447	1,709,131
Trade accounts receivable - other, net of allowance for doubtful accounts
of $16,619 and $16,372, respectively	720,709	741,351
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	30,049	38,347
Inventory	356,149	295,950
Deferred tax assets	190,415	189,058
Other current assets	61,501	61,730
Total current assets	3,486,012	3,133,793

Noncurrent Assets:
Restricted cash and marketable investment securities	128,043	128,474
Property and equipment, net of accumulated depreciation of $2,562,850 and $2,486,734, respectively	2,640,194	2,601,180
FCC authorizations	679,570	679,570
Other investment securities	2,805	2,805
Other noncurrent assets, net	73,039	72,971
Total noncurrent assets	3,523,651	3,485,000
Total assets	$7,009,663	$6,618,793

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$155,347	$141,213
Trade accounts payable - EchoStar	347,139	269,542
Deferred revenue and other	840,293	815,864
Accrued programming	1,035,757	985,928
Tivo litigation accrual	423,759	393,566
Other accrued expenses	492,050	485,637
Current portion of long-term debt and capital lease obligations	26,629	26,518
Total current liabilities	3,320,974	3,118,268

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	6,462,856	6,470,046
Deferred tax liabilities	340,233	370,226
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	291,633	291,565
Total long-term obligations, net of current portion	7,094,722	7,131,837
Total liabilities	10,415,696	10,250,105

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	-	-
Additional paid-in capital	1,160,930	1,154,614
Accumulated other comprehensive income (loss)	4,571	3,833
Accumulated earnings (deficit)	(4,571,534)	(4,789,759)
Total stockholder’s equity (deficit)	(3,406,033)	(3,631,312)
Total liabilities and stockholder’s equity (deficit)	$7,009,663	$6,618,793

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:
Subscriber-related revenue	$3,035,401	$2,864,939
Equipment sales and other revenue	13,829	32,345
Equipment sales - EchoStar	912	2,683
Services and other revenue - EchoStar	6,520	5,353
Total revenue	3,056,662	2,905,320

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 5)	1,639,208	1,550,078
Satellite and transmission expenses (exclusive of depreciation shown below - Note 5):
EchoStar	101,478	80,757
Other	9,871	7,021
Equipment, services and other cost of sales	16,902	40,499
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of
depreciation shown below - Note 5)	26,903	24,136
Other subscriber promotion subsidies	313,683	217,560
Subscriber acquisition advertising	71,402	50,507
Total subscriber acquisition costs	411,988	292,203
General and administrative expenses - EchoStar	11,430	11,142
General and administrative expenses	138,275	125,554
Tivo litigation expense	30,193	-
Depreciation and amortization (Note 5)	239,492	223,288
Total costs and expenses	2,598,837	2,330,542

Operating income (loss)	457,825	574,778

Other Income (Expense):
Interest income	3,527	2,988
Interest expense, net of amounts capitalized	(120,938)	(87,107)
Other, net	128	(3,596)
Total other income (expense)	(117,283)	(87,715)

Income (loss) before income taxes	340,542	487,063
Income tax (provision) benefit, net	(122,317)	(183,418)
Net income (loss)	$218,225	$303,645

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	738	54
Comprehensive income (loss)	$218,963	$303,699

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$218,225	$303,645
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	239,492	223,288
Equity in losses (earnings) of affiliates	-	1,502
Non-cash, stock-based compensation	6,316	3,209
Deferred tax expense (benefit)	(31,350)	26,470
Other, net	1,427	1,784
Change in noncurrent assets	(2,005)	1,682
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(116)	3,407
Changes in current assets and current liabilities, net	160,257	173,609
Net cash flows from operating activities	592,246	738,596

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,466,869)	(614,490)
Sales and maturities of marketable investment securities	1,147,291	251,631
Purchases of property and equipment	(266,607)	(242,652)
Change in restricted cash and marketable investment securities	431	265
Other	103	-
Net cash flows from investing activities	(585,651)	(605,246)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(7,079)	(5,092)
Net cash flows from financing activities	(7,079)	(5,092)

Net increase (decrease) in cash and cash equivalents	(484)	128,258
Cash and cash equivalents, beginning of period	98,226	98,001
Cash and cash equivalents, end of period	$97,742	$226,259

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$119,361	$58,250
Capitalized interest	$-	$1,671
Cash received for interest	$3,526	$2,988
Cash paid for income taxes	$328	$1,577
Cash paid for income taxes to DISH	$149,983	$144,499
Satellites and other assets financed under capital lease obligations	$-	$130,714

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH”).  DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation, a direct subsidiary of DISH.  We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) in the United States which had 14.337 million subscribers as of March 31, 2010.  We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.

On January 1, 2008, DISH completed a distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.  Further, in connection with preparation of the condensed consolidated financial statements, we have evaluated subsequent events through the issuance of these financial statements.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weakened economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature.  See Note 6 for the fair value of our long-term debt.

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

3.	Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,174,235	$963,913
Current marketable investment securities - other	855,212	745,218
Total current marketable investment securities	2,029,447	1,709,131
Restricted marketable investment securities (1)	9,975	11,042
Total marketable investment securities	2,039,422	1,720,173

Restricted cash and cash equivalents (1)	118,068	117,432

Other investment securities:
Other investment securities - cost method	2,805	2,805
Total other investment securities	2,805	2,805

Total marketable investment securities, restricted cash and other investment securities	$2,160,295	$1,840,410

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

Current Marketable Investment Securities - VRDNs

Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.  Restricted cash and marketable investment securities as of March 31, 2010 included $62 million related to our litigation with Tivo.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Investment Securities

We have a few strategic investments in certain debt and equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly-traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2010 and December 31, 2009, we had accumulated net unrealized gains of $5 million and $4 million, respectively, both net of related tax effect, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are detailed in the table below.

	As of March 31, 2010				As of December 31, 2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,174,235	$1	$-	$1	$963,913	$1	$(3)	$(2)
Other (including restricted)	865,187	6,419	(1,849)	4,570	756,260	5,336	(1,501)	3,835
Total marketable investment securities	$2,039,422	$6,420	$(1,849)	$4,571	$1,720,173	$5,337	$(1,504)	$3,833

As of March 31, 2010, restricted and non-restricted marketable investment securities include debt securities of $1.887 billion with contractual maturities of one year or less and $152 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2010 and December 31, 2009, the unrealized losses on our investments in debt securities primarily represent investments in mortgage and asset-backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of March 31, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$214,037	$150,200	$(481)	$26,432	$(30)	$37,405	$(1,338)
Total		$214,037	$150,200	$(481)	$26,432	$(30)	$37,405	$(1,338)

		As of December 31, 2009
		(In thousands)
Debt securities	Temporary market fluctuations	$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)
Total		$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)

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

•
Level 2, defined as observable inputs including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value As of March 31, 2010				Total Fair Value As of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,174,235	$-	$1,174,235	$-	$963,913	$-	$963,913	$-
Other (including restricted)	865,187	12,470	852,717	-	756,260	11,042	745,218	-
Total marketable investment securities	$2,039,422	$12,470	$2,026,952	$-	$1,720,173	$11,042	$1,709,131	$-

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

4.	Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$231,960	$199,189
Raw materials	85,916	60,837
Work-in-process - used	35,545	34,204
Work-in-process - new	2,728	1,720
Inventory	$356,149	$295,950

5.	Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Equipment leased to customers	$205,398	$192,568
Satellites	22,183	19,883
Furniture, fixtures, equipment and other	10,177	9,297
Identifiable intangible assets subject to amortization	522	291
Buildings and improvements	1,212	1,249
Total depreciation and amortization	$239,492	$223,288

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator, five of which we own.  Each of the owned satellites had an original estimated minimum useful life of at least 12 years.  We currently lease capacity on five satellites from EchoStar with terms ranging from two to ten years.  We account for these as operating leases.  See Note 10 for further discussion of our satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

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

DISH DBS CORPORATION
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

Owned Satellites

EchoStar XIV.  On March 20, 2010, our EchoStar XIV satellite was launched and will commence commercial operations at the 119 degree orbital location during May 2010.  This satellite has been designed with a combination of full continental United States (“CONUS”) and spot beam capacity and will allow us, among other things, to expand our high definition offerings.

Leased Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy.  As a result of TWTA failures in previous years and during January and May 2010, only 12 transponders are currently available for use.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

6.	Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2010 and December 31, 2009:

	As of
	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,040,000	$1,000,000	$1,028,750
7 % Senior Notes due 2013	500,000	521,250	500,000	515,000
6 5/8% Senior Notes due 2014	1,000,000	1,022,500	1,000,000	1,010,000
7 3/4% Senior Notes due 2015	750,000	792,188	750,000	789,375
7 1/8% Senior Notes due 2016	1,500,000	1,545,000	1,500,000	1,548,750
7 7/8% Senior Notes due 2019	1,400,000	1,477,000	1,400,000	1,473,500
Mortgages and other notes payable	41,789	41,789	42,107	42,107
Subtotal	$6,191,789	$6,439,727	$6,192,107	$6,407,482
Capital lease obligations (1)	297,696	N/A	304,457	N/A
Total long-term debt (including current portion)	$6,489,485	$6,439,727	$6,496,564	$6,407,482

(1)      Disclosure regarding fair value of capital leases is not required.

7.	Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2010, there were outstanding under these plans stock options to acquire 17.8 million shares of DISH’s Class A common stock and 0.8 million restricted stock units associated with our employees.  Stock options granted through March 31, 2010 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years.  While historically DISH’s board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives.  As of March 31, 2010, DISH had 79.1 million shares of its Class A common stock available for future grant under its stock incentive plans.

During December 2009, DISH paid a dividend in cash of $2.00 per share on their outstanding Class A and Class B common stock to shareholders of record on November 20, 2009.  In light of such dividend, during February 2010, the exercise price of 16.9 million stock options, affecting approximately 400 of our employees, was reduced by $2.00 per share (the “Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the Stock Option Adjustment.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

As of March 31, 2010, the following stock awards were outstanding:

	As of March 31, 2010
	DISH Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	17,828,535	778,266	1,251,364	61,067

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

Stock Award Activity

DISH stock option activity associated with our employees for the three months ended March 31, 2010 was as follows:

	For the Three Months
	Ended March 31, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	18,094,235	$20.86
Granted	116,500	20.82
Exercised	(22,200)	9.81
Forfeited and cancelled	(360,000)	16.69
Total options outstanding, end of period	17,828,535	18.91
Performance based options outstanding, end of period (2)	8,110,000	14.52
Exercisable at end of period	6,041,635	25.74

(1)	The beginning of period weighted-average exercise price of $20.86 does not reflect the Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)
These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance-based stock incentive plans.  Vesting of these stock options is contingent upon meeting certain long-term DISH-specific goals.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance plans below.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We realized tax benefits from stock awards exercised during the three months ended March 31, 2010 and 2009 as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$87	$-

Based on the closing market price of DISH Class A common stock on March 31, 2010, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of March 31, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$87,001	$8,882

DISH restricted stock unit activity associated with our employees for the three months ended March 31, 2010 was as follows:

	For the Three Months
	Ended March 31, 2010
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	857,719	$25.04
Granted	-	-
Vested	-	-
Forfeited and cancelled	(79,453)	22.59
Total restricted stock units outstanding, end of period	778,266	25.30
Restricted performance units outstanding, end of period (1)	778,266	25.30

(1)
These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to performance-based stock incentive plans.  Vesting of these restricted performance units is contingent upon meeting certain long-term DISH-specific goals.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance plans below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2010, that assessment could change at any time.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the three months ended March 31, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$39,163	$17,427
EchoStar awards held by DDBS employees	7,669	3,406
Total	$46,832	$20,833

2008 LTIP.  During 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial metrics.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

During 2009, DISH generated cumulative free cash flow in excess of $1.0 billion which resulted in approximately 10% of the 2008 LTIP stock awards vesting.  We recorded non-cash, stock-based compensation expense for the three months ended March 31, 2010 as indicated in the table below.  Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance conditions.  If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan as follows:

Non-Cash
Stock-Based
Compensation
2008 LTIP	Expense
(In thousands)
Expense recognized during the three months ended March 31, 2010	$582

Remaining expense estimated to be recognized during 2010	$1,391
Estimated contingent expense subsequent to 2010	27,899
Total estimated remaining expense over the term of the plan	$29,290

Other Employee Performance Plans.  In addition to the above long-term, performance stock incentive plans, DISH has other plans that provide stock awards which vest based on certain performance metrics.  Exercise of the stock awards is contingent on achieving these goals prior to various dates during 2010 and 2011.  Contingent compensation of $21 million related to these plans will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.

Given the competitive nature of DISH’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of these goals was not probable as of March 31, 2010, that assessment could change at any time.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Of the 17.8 million stock options and 0.8 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of March 31, 2010, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of March 31, 2010
Performance-Based Stock Options	Number of Awards	Weighted-Average Exercise Price
2005 LTIP	2,471,250	$23.29
2008 LTIP	5,438,750	10.30
Other employee performance plans	200,000	20.77
Total	8,110,000	14.52

Restricted Performance Units and Other
2005 LTIP	305,412
2008 LTIP	59,250
Other employee performance plans	413,604
Total	778,266

Stock-Based Compensation

During the three months ended March 31, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Subscriber-related	$449	$259
General and administrative	5,867	2,950
Total non-cash, stock-based compensation	$6,316	$3,209

As of March 31, 2010, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $26 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.2% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

 DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Valuation

The fair value of each stock award for the three months ended March 31, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2010	2009
Risk-free interest rate	2.89%	1.97% - 2.51%
Volatility factor	35.47%	29.72% - 32.04%
Expected term of options in years	5.9	6.0 - 7.3
Weighted-average fair value of options granted	$8.14	$3.86 - $4.17

In December 2009, DISH paid a $2.00 cash dividend per share on its outstanding Class A and Class B common stock.  DISH does not currently intend to pay additional dividends on its common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.  Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH’s stock options as new events or changes in circumstances become known.

8.	Commitments and Contingencies

Commitments

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $353 million over the next five years.

In addition, during the third quarter of 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of March 31, 2010, the remaining obligation under this agreement was $585 million.

As of March 31, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office.  The District Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York trial court.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  We will appeal the court’s ruling.  We intend to vigorously prosecute and defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the ‘505 patent.  During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial.  On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice.  Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice.  We also agreed to dismiss our Declaratory Judgment action without prejudice.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The state court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The state court agreed, and denied our motion for summary judgment as a result.  In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues.  The state court also denied plaintiffs’ request to dismiss our counterclaims.  In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct.  In April 2010, the court denied plaintiffs’ motion for default judgment, but upheld its prior order excluding certain evidence.  The final impact of the court’s evidentiary ruling cannot be fully assessed at this time.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field.  The District Court also amended its original injunction to require that we inform the court of any further attempts to design-around Tivo’s patent and seek approval from the court before any such design-around is implemented.  The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate.  We posted a bond to secure that award pending appeal of the contempt order.  On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents.  These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court.  The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design-around Tivo’s patent.

On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions.  In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order).  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.  During the year ended December 31, 2009 and the three months ended March 31, 2010, we increased our total reserve by $361 million and $30 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through March 2010 plus interest.  Our total reserve at March 31, 2010 was $424 million and is included in “Tivo litigation accrual” on our Condensed Consolidated Balance Sheets.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  We filed a petition for en banc review of that decision by the full Federal Circuit and requested that the District Court approve the implementation of one of our new design-around options on an expedited basis.  There can be no assurance that our petition for en banc review will be granted, and historically such petitions have rarely been granted.  Nor can there be any assurance that the District Court will approve the implementation of one of our design-around options.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have accrued our best estimate of damages, contempt sanctions and interest through March 31, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.  We could also have to pay substantial additional damages.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

10.	Related Party Transactions

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

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

In connection with the Spin-off and subsequent to the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of the principal agreements that we have entered into with EchoStar that may have an impact on our financial position and results of operations.

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar under which EchoStar has the right to purchase remanufactured receivers and accessories from us for a two-year period ending on January 1, 2010.  In August 2009, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased through January 1, 2011.  EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us.  We may also terminate this agreement if certain entities acquire us.

“Services and other revenue - EchoStar”

Transition Services Agreement.  In connection with the Spin-off, DISH entered into a transition services agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to receive the following services from DISH:  finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services.  The fees for the services provided under the transition services agreement were equal to cost plus a fixed margin, which varied depending on the nature of the services provided.  The transition services agreement expired on January 1, 2010.  However, DISH and EchoStar have agreed that following January 1, 2010 EchoStar continues to have the right, but not the obligation, to receive from DISH certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Professional Services Agreement.  During December 2009, DISH and EchoStar agreed that following January 1, 2010 EchoStar continues to have the right, but not the obligation, to receive from DISH the following services, among others, certain of which were previously provided under the transition services agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, following January 1, 2010 DISH continues to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for them (as discussed below previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below previously provided under the services agreement).  The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the term, upon at least 60 days’ prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

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

Satellite Capacity Leased to EchoStar.  In December 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services.

The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options.  EchoStar generally has the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

EchoStar III, VI, VIII, and XII.  We lease certain satellite capacity from EchoStar on EchoStar III, VI, VIII, and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar XVI.  We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.

Nimiq 5 Agreement.  During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We are currently receiving service on 21 of these DBS transponders and will receive service on the remaining 11 DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 8.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced in October 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed in service.  Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location in 2011.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon a launch failure, in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.  QuetzSat-1 is expected to be completed during 2011.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2011.  DISH has the right, but not the obligation, to extend the agreement for up to one additional year.  The fees for the services provided under the TT&C agreement are cost plus a fixed margin.  We may terminate the TT&C agreement for any reason upon sixty days prior written notice.

Satellite Procurement Agreement.  In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which we had the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH.  The satellite procurement agreement expired on January 1, 2010.  However, we and EchoStar agreed that following January 1, 2010, we continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH pursuant to the Professional Services Agreement as discussed above.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

“Cost of sales – subscriber promotion subsidies – EchoStar”

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of such purchases that are included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The remaining amount is included in “Inventory” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$385,848	$320,319

Set-top boxes and other equipment purchased from EchoStar included
in “Cost of sales – subscriber promotion subsidies – EchoStar”	$26,903	$24,136

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

“General and administrative expenses – EchoStar”

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period ending on January 1, 2011 with annual renewal options for up to two additional years.

Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

EDN Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.

Services Agreement.  In connection with the Spin-off, DISH entered into a services agreement pursuant to which it had the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar.  This agreement expired on January 1, 2010. However, DISH and EchoStar have agreed that following January 1, 2010, DISH continues to have the right, but not the obligation, to receive from EchoStar certain of the services previously provided under the services agreement pursuant to the Professional Services Agreement as discussed above.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon 120 days written notice to EchoStar.

DISH Remote Access Services Agreement.  Effective January 1, 2010, we entered into an agreement with EchoStar pursuant to which we will receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon 120 days written notice to EchoStar.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we will receive certain place-shifting services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon 120 days written notice to EchoStar.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Multimedia Patent Trust.  In December 2009, we determined that we are obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for all of the costs to settle this lawsuit relating to the period prior to the Spin-off and a portion of such settlement costs relating to the period after the Spin-off.  EchoStar has agreed that its contribution towards such settlement costs shall not be applied against EchoStar’s aggregate liability cap under the Receiver Agreement.

International Programming Rights Agreement.  During the three months ended March 31, 2010 and 2009, we purchased certain international rights for sporting events from EchoStar included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for approximately $2 million and zero dollars, respectively, of which EchoStar only retained a certain portion.

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both DISH and EchoStar as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and DISH.

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, DISH owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off.  NagraStar is a joint venture that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  During the three months ended March 31, 2010, we incurred security access and other fees at an aggregate cost to us of $20 million.  During the three months ended March 31, 2009, we purchased security access devices at an aggregate cost of $24 million from NagraStar.  As of March 31, 2010 and December 31, 2009, amounts payable to NagraStar totaled $37 million and $17 million, respectively.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) added approximately 237,000 net new subscribers during the three months ended March 31, 2010 as a result of higher gross subscriber additions and reduced churn.  Our increased gross subscriber additions were primarily a result of our sales and marketing promotions during the quarter.  Churn was positively impacted by, among other things, the completion of our security access device replacement program during 2009, an increase in our new subscriber commitment period and initiatives to retain subscribers.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended the required new subscriber commitment from 18 to 24 months.  During the first quarter 2010, due to the change in promotional mix, we had fewer expiring new subscriber commitments.  ARPU was positively impacted by a price increase in February 2010, partially offset by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, both of which negatively impacted our subscriber-related margins.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to retain subscribers, migrate certain subscribers to make more efficient use of transponder capacity, and improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

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

While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH Network.  In recent years, DISH Network’s position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new subscribers and similarly aggressive promotions and tactics used to retain existing subscribers.  Some competitors have been especially aggressive and effective in marketing their service.  Furthermore, in the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network.  We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third-party retailers and installers to provide high-quality service.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

To combat signal theft and improve the security of our broadcast system, during 2009, we completed the replacement of our security access devices to re-secure our system.  We expect additional future replacements of these devices to be necessary to keep our system secure.  To combat other forms of fraud, we have taken a wide range of actions including terminating retailers that we believe were in violation of our business rules.  While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short-term, we believe that the long-term benefits will outweigh the costs.

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

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.”  As a result, our margins may face further downward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Availability of Credit and Effect on Liquidity

While the ability to raise capital has generally existed for us despite the weak economic conditions, the cost of such capital has not been as attractive as in prior periods.  Because of the cash flow of our company and the absence of any material debt payments over the next year, the higher cost of capital will not impact our current operational plans.  However, we might be less likely to pursue initiatives which could increase DISH’s shareholder value over the long run, such as making strategic investments, or prepaying debt.  Alternatively, if we decided to pursue such initiatives, the cost of doing so would be greater.  Currently, we have no existing lines of credit, nor have we historically.

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 54.0% during the first quarter of 2010 compared to 54.1% compared to the same period in 2009.  ARPU was positively impacted by a price increase in February 2010, partially offset by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, both of which negatively impacted our subscriber-related margins.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to retain subscribers, migrate certain subscribers to make more efficient use of transponder capacity, and improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

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

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.  We could also have to pay substantial additional damages.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

The Spin-off.  On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

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

Equipment sales, services and other revenue – EchoStar.  “Equipment sales, services and other revenue – EchoStar” includes revenue related to equipment sales, transitional and professional services, and other agreements with EchoStar associated with the Spin-off.

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

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  In addition, this category includes costs related to equipment sales, transitional and professional services, and other agreements with EchoStar associated with the Spin-off.

Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH Network subscribers.  Our “Subscriber acquisition costs” include the cost of our receiver systems sold to retailers and other third-party distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, including net costs related to our promotional incentives costs related to our direct sales efforts, and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss)” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Taxes” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss)” in our discussion of “Results of Operations” below.

DISH Network subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America’s Top 120 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

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

Average monthly subscriber churn rate.  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate subscriber churn rate for any period by dividing the number of DISH Network subscribers who terminated service during the period by the average DISH Network subscribers for the same period, and further dividing by the number of months in the period.  When calculating subscriber churn, the same methodology for calculating average DISH Network subscribers is used as when calculating ARPU.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,035,401	$2,864,939	$170,462	5.9
Equipment sales and other revenue	13,829	32,345	(18,516)	(57.2)
Equipment sales, services and other revenue - EchoStar	7,432	8,036	(604)	(7.5)
Total revenue	3,056,662	2,905,320	151,342	5.2

Costs and Expenses:
Subscriber-related expenses	1,639,208	1,550,078	89,130	5.8
% of Subscriber-related revenue	54.0%	54.1%
Satellite and transmission expenses - EchoStar	101,478	80,757	20,721	25.7
% of Subscriber-related revenue	3.3%	2.8%
Satellite and transmission expenses - Other	9,871	7,021	2,850	40.6
% of Subscriber-related revenue	0.3%	0.2%
Equipment, services and other cost of sales	16,902	40,499	(23,597)	(58.3)
Subscriber acquisition costs	411,988	292,203	119,785	41.0
General and administrative expenses	149,705	136,696	13,009	9.5
% of Total revenue	4.9%	4.7%
Tivo litigation expense	30,193	-	30,193	NM
Depreciation and amortization	239,492	223,288	16,204	7.3
Total costs and expenses	2,598,837	2,330,542	268,295	11.5

Operating income (loss)	457,825	574,778	(116,953)	(20.3)

Other Income (Expense):
Interest income	3,527	2,988	539	18.0
Interest expense, net of amounts capitalized	(120,938)	(87,107)	(33,831)	(38.8)
Other, net	128	(3,596)	3,724	103.6
Total other income (expense)	(117,283)	(87,715)	(29,568)	(33.7)

Income (loss) before income taxes	340,542	487,063	(146,521)	(30.1)
Income tax (provision) benefit, net	(122,317)	(183,418)	61,101	33.3
Effective tax rate	35.9%	37.7%
Net income (loss)	$218,225	$303,645	$(85,420)	(28.1)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.337	13.584	0.753	5.5
DISH Network subscriber additions, gross (in millions)	0.833	0.653	0.180	27.6
DISH Network subscriber additions, net (in millions)	0.237	(0.094)	0.331	NM
Average monthly subscriber churn rate	1.40%	1.83%	(0.43%)	(23.5)
Average monthly revenue per subscriber (“ARPU”)	$71.18	$70.03	$1.15	1.6
Average subscriber acquisition cost per subscriber (“SAC”)	$741	$659	$82	12.4
EBITDA	$697,445	$794,470	$(97,025)	(12.2)

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Overview.  Revenue totaled $3.057 billion for the three months ended March 31, 2010, an increase of $151 million or 5.2% compared to the same period in 2009.  “Net income (loss)” totaled $218 million, a decrease of $85 million or 28.1%.

DISH Network added approximately 237,000 net new subscribers during the three months ended March 31, 2010 as a result of higher gross subscriber additions and reduced churn.  Our increased gross subscriber additions were primarily a result of our sales and marketing promotions during the quarter.  Churn was positively impacted by, among other things, the completion of our security access device replacement program during 2009, an increase in our new subscriber commitment period and initiatives to retain subscribers.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended the required new subscriber commitment from 18 to 24 months.  During the first quarter 2010, due to the change in promotional mix, we had fewer expiring new subscriber commitments.  ARPU was positively impacted by a price increase in February 2010, partially offset by promotional discounts on programming offered to new subscribers and our initiatives to retain subscribers, both of which negatively impacted our subscriber-related margins.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to retain subscribers, migrate certain subscribers to make more efficient use of transponder capacity, and improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

DISH Network subscribers.  As of March 31, 2010, we had approximately 14.337 million DISH Network subscribers compared to approximately 13.584 million subscribers at March 31, 2009, an increase of 5.5%.  DISH Network added approximately 833,000 gross new subscribers for the three months ended March 31, 2010 compared to approximately 653,000 gross new subscribers during the same period in 2009, an increase of 27.6%.

DISH Network added approximately 237,000 net new subscribers during the three months ended March 31, 2010 compared to a loss of approximately 94,000 net new subscribers during the same period in 2009.  Our average monthly subscriber churn rate for the three months ended March 31, 2010 was 1.40%, compared to 1.83% for the same period in 2009.  We believe this increase in net new subscribers and the decrease in churn primarily resulted from the factors discussed in the “Overview” above.  Although churn declined during the quarter, given the increasingly competitive nature of our industry and the current economic conditions, we may not be able to maintain or continue to reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third-party retailers and installers to provide high-quality service. Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.  Our future gross subscriber additions and subscriber churn may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.035 billion for the three months ended March 31, 2010, an increase of $170 million or 5.9% compared to the same period in 2009.  This change was primarily related to a higher average subscriber base during first quarter 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $71.18 during the three months ended March 31, 2010 versus $70.03 during the same period in 2009.  The $1.15 or 1.6% increase in ARPU was primarily attributable to price increases in February 2010 and changes in the sales mix toward advanced hardware offerings.  We continue to see increased hardware related fees, which include fees earned from our in-home service operations, rental fees, fees for DVRs and upgrade fees.  These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers and retention initiatives offered to existing subscribers.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $14 million during the three months ended March 31, 2010, a decrease of $19 million or 57.2% compared to the same period 2009.  The decrease in “Equipment sales and other revenue” primarily resulted from lower sales of non-subsidized digital converter boxes and DBS accessories in 2010 compared to the same period in 2009.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.639 billion during the three months ended March 31, 2010, an increase of $89 million or 5.8% compared to the same period 2009.  The increase in “Subscriber-related expenses” was primarily attributable to higher costs for programming content.  The increase in programming content costs was primarily related to rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  In addition, the three months ended March 31, 2009 was positively impacted by a non-recurring programming expense adjustment of approximately $27 million.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 54.0% and 54.1% of “Subscriber-related revenue” during the three months ended March 31, 2010 and 2009, respectively.

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

Satellite and transmission expenses – EchoStar.  “Satellite and transmission expenses – EchoStar” totaled $101 million during the three months ended March 31, 2010, an increase of $21 million or 25.7% compared to the same period in 2009.  The increase in “Satellite and transmission expenses – EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed in service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Satellite and transmission expenses – EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.3% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” totaled $17 million during the three months ended March 31, 2010, a decrease of $24 million or 58.3% compared to the same period in 2009.  This decrease in “Equipment, services and other cost of sales” primarily resulted from lower sales of non-subsidized digital converter boxes and DBS accessories, and lower charges for slow moving and obsolete inventory during the three months ended March 31, 2010 compared to the same period in 2009.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $412 million for the three months ended March 31, 2010, an increase of $120 million or 41.0% compared to the same period in 2009.  This increase was primarily attributable to the increase in gross new subscribers discussed previously and higher SAC discussed below.

SAC.  SAC was $741 during the three months ended March 31, 2010 compared to $659 during the same period in 2009, an increase of $82, or 12.4%.  This increase was primarily attributable to an increase in hardware costs per activation and secondarily due to an increase in advertising costs.  The increase in hardware cost per activation was driven by a decrease in remanufactured receivers deployed and an increase in deployment of more advanced set-top boxes, such as HD receivers and HD DVRs.

During the three months ended March 31, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $205 million and $138 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in gross new subscribers.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the three months ended March 31, 2010 and 2009, these amounts totaled $24 million and $38 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $150 million during the three months ended March 31, 2010, an increase of $13 million or 9.5% compared to the same period in 2009.  This increase was primarily attributable to additional costs to support the DISH Network television service including professional fees and personnel costs.  “General and administrative expenses” represented 4.9% and 4.7% of “Total revenue” during the three months ended March 31, 2010 and 2009, respectively.  The increase in the ratio of the expenses to “Total revenue” was primarily attributable to the increase in expenses discussed above.

Tivo litigation expense.  We recorded $30 million of additional “Tivo litigation expense” during the three months ended March 31, 2010 for supplemental damages and interest.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $239 million during the three months ended March 31, 2010, a $16 million or 7.3% increase compared to the same period in 2009.  The increase in “Depreciation and amortization” expense was primarily due to an increase in depreciation of equipment leased to subscribers resulting from our subscriber growth and other depreciable assets placed in service to support the DISH Network service.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $121 million during the three months ended March 31, 2010, an increase of $34 million or 38.8% compared to the same period in 2009.  This change primarily resulted from an increase in interest expense related to the issuance of debt during the third and fourth quarters of 2009.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $697 million during the three months ended March 31, 2010, a decrease of $97 million or 12.2% compared to the same period in 2009.  EBITDA for the three months ended March 31, 2010 was negatively impacted by the $30 million “Tivo litigation expense.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
EBITDA	$697,445	$794,470
Interest expense, net	(117,411)	(84,119)
Income tax (provision) benefit, net	(122,317)	(183,418)
Depreciation and amortization	(239,492)	(223,288)
Net income (loss)	$218,225	$303,645

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

Income tax (provision) benefit, net. Our income tax provision was $122 million during the three months ended March 31, 2010, a decrease of $61 million compared to the same period in 2009.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decline in our effective tax rate.  Our effective tax rate was impacted by the reversal of our valuation allowances related to certain deferred tax assets which are capital in nature.

Net income (loss).  “Net income (loss)” was $218 million during the three months ended March 31, 2010, a decrease of $85 million compared to $304 million for the same period in 2009.  The decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office.  The District Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York trial court.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  We will appeal the court’s ruling.  We intend to vigorously prosecute and defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the ‘505 patent.  During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial.  On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice.  Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice.  We also agreed to dismiss our Declaratory Judgment action without prejudice.

PART II – OTHER INFORMATION - Continued

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs, and other compensation.  We have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The state court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The state court agreed, and denied our motion for summary judgment as a result.  In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues.  The state court also denied plaintiffs’ request to dismiss our counterclaims.  In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct.  In April 2010, the court denied plaintiffs’ motion for default judgment, but upheld its prior order excluding certain evidence.  The final impact of the court’s evidentiary ruling cannot be fully assessed at this time.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field.  The District Court also amended its original injunction to require that we inform the court of any further attempts to design-around Tivo’s patent and seek approval from the court before any such design-around is implemented.  The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate.  We posted a bond to secure that award pending appeal of the contempt order.  On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

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

PART II – OTHER INFORMATION - Continued

On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents.  These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court.  The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design-around Tivo’s patent.

On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions.  In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order).  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.  During the year ended December 31, 2009 and the three months ended March 31, 2010, we increased our total reserve by $361 million and $30 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through March 2010 plus interest.  Our total reserve at March 31, 2010 was $424 million and is included in “Tivo litigation accrual” on our Condensed Consolidated Balance Sheets.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  We filed a petition for en banc review of that decision by the full Federal Circuit and requested that the District Court approve the implementation of one of our new design-around options on an expedited basis.  There can be no assurance that our petition for en banc review will be granted, and historically such petitions have rarely been granted.  Nor can there be any assurance that the District Court will approve the implementation of one of our design-around options.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have accrued our best estimate of damages, contempt sanctions and interest through March 31, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

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

PART II – OTHER INFORMATION - Continued

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.  We could also have to pay substantial additional damages.

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

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. During the three months ended March 31, 2010, there were no material changes in risk factors as previously disclosed.

PART II – OTHER INFORMATION - Continued

Item 6.                      EXHIBITS

(a)	Exhibits.

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

_________________________

           Filed herewith.

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

Date:  May 12, 2010