Form 10-Q
period 2010-06-30
DISH DBS CORP
filed 2010-08-13
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation
(Exact name of registrant as specified in its charter)

  Colorado                                                                                                        84-1328967
(State or other jurisdiction of incorporation or organization)                               (I.R.S.  Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado                                                                                                                   80112
(Address of principal executive offices)                                                                                                                      (Zip code)

(303) 723-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 1, 2010, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

*	This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q.

_______

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

•	If we do not maintain our operational performance and customer satisfaction, our gross new subscriber additions may decrease and our subscriber churn may increase.

•	If DISH Network gross new subscriber additions decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

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

•
We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

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

•
We are subject to significant regulatory oversight and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$265,032	$98,226
Marketable investment securities	1,670,312	1,709,131
Trade accounts receivable - other, net of allowance for doubtful accounts
of $19,247 and $16,372, respectively	815,639	741,351
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	11,498	38,347
Inventory	464,283	295,950
Deferred tax assets	188,744	189,058
Other current assets	62,534	61,730
Total current assets	3,478,042	3,133,793

Noncurrent Assets:
Restricted cash and marketable investment securities	131,744	128,474
Property and equipment, net of accumulated depreciation of $2,626,343 and $2,486,734, respectively	2,902,467	2,601,180
FCC authorizations	679,570	679,570
Other investment securities	2,805	2,805
Other noncurrent assets, net	70,288	72,971
Total noncurrent assets	3,786,874	3,485,000
Total assets	$7,264,916	$6,618,793

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$156,204	$141,213
Trade accounts payable - EchoStar	339,042	269,542
Deferred revenue and other	820,525	815,864
Accrued programming	1,066,488	985,928
Tivo litigation accrual	454,468	393,566
Other accrued expenses	546,322	485,637
Current portion of long-term debt and capital lease obligations	28,694	26,518
Total current liabilities	3,411,743	3,118,268

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	6,477,876	6,470,046
Deferred tax liabilities	398,571	370,226
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	256,908	291,565
Total long-term obligations, net of current portion	7,133,355	7,131,837
Total liabilities	10,545,098	10,250,105

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	-	-
Additional paid-in capital	1,164,443	1,154,614
Accumulated other comprehensive income (loss)	2,591	3,833
Accumulated earnings (deficit)	(4,447,216)	(4,789,759)
Total stockholder’s equity (deficit)	(3,280,182)	(3,631,312)
Total liabilities and stockholder’s equity (deficit)	$7,264,916	$6,618,793

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue:
Subscriber-related revenue	$3,140,201	$2,878,115	$6,175,602	$5,743,054
Equipment sales and other revenue	16,505	19,135	30,334	51,480
Equipment sales - EchoStar	1,281	2,526	2,193	5,209
Services and other revenue - EchoStar	9,928	3,923	16,448	9,276
Total revenue	3,167,915	2,903,699	6,224,577	5,809,019

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown below - Note 5)	1,648,221	1,532,076	3,287,429	3,082,154
Satellite and transmission expenses (exclusive of depreciation shown below - Note 5):
EchoStar	107,107	87,198	208,585	167,955
Other	9,985	8,718	19,856	15,739
Equipment, services and other cost of sales	22,004	27,094	38,906	67,593
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of
depreciation shown below - Note 5)	39,733	71,786	66,636	95,922
Other subscriber promotion subsidies	266,428	248,171	580,111	465,731
Subscriber acquisition advertising	99,126	68,315	170,528	118,822
Total subscriber acquisition costs	405,287	388,272	817,275	680,475
General and administrative expenses - EchoStar	11,539	12,413	22,969	23,555
General and administrative expenses	142,285	143,230	280,560	268,784
Tivo litigation expense	30,709	196,405	60,902	196,405
Depreciation and amortization (Note 5)	264,368	245,292	503,860	468,580
Total costs and expenses	2,641,505	2,640,698	5,240,342	4,971,240

Operating income (loss)	526,410	263,001	984,235	837,779

Other Income (Expense):
Interest income	3,847	2,986	7,374	5,974
Interest expense, net of amounts capitalized	(120,918)	(96,686)	(241,856)	(183,793)
Other, net	123	(16,001)	251	(19,597)
Total other income (expense)	(116,948)	(109,701)	(234,231)	(197,416)

Income (loss) before income taxes	409,462	153,300	750,004	640,363
Income tax (provision) benefit, net	(153,932)	(67,706)	(276,249)	(251,124)
Net income (loss)	$255,530	$85,594	$473,755	$389,239

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	(1,980)	7,178	(1,242)	7,232
Comprehensive income (loss)	$253,550	$92,772	$472,513	$396,471

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$473,755	$389,239
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	503,860	468,580
Equity in losses (earnings) of affiliates	-	1,975
Realized and unrealized losses (gains) on investments	-	18,933
Non-cash, stock-based compensation	9,210	7,275
Deferred tax expense (benefit)	28,033	31,030
Other, net	2,851	2,871
Change in noncurrent assets	(1,192)	5,402
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(34,657)	47,267
Changes in current assets and current liabilities, net	42,144	205,731
Net cash flows from operating activities	1,024,004	1,178,303

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,584,768)	(1,559,880)
Sales and maturities of marketable investment securities	2,622,346	881,962
Purchases of property and equipment	(747,622)	(413,775)
Change in restricted cash and marketable investment securities	(3,270)	(61,577)
Other	108	(470)
Net cash flows from investing activities	(713,206)	(1,153,740)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(12,780)	(11,813)
Capital distribution to affiliate	(131,212)	-
Net cash flows from financing activities	(143,992)	(11,813)

Net increase (decrease) in cash and cash equivalents	166,806	12,750
Cash and cash equivalents, beginning of period	98,226	98,001
Cash and cash equivalents, end of period	$265,032	$110,751

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$237,977	$177,239
Cash received for interest	$7,374	$5,974
Cash paid for income taxes	$480	$9,688
Cash paid for income taxes to DISH	$241,339	$194,808
Vendor financing	$22,000	$-
Satellites and other assets financed under capital lease obligations	$786	$130,714

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH”).  DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation, a direct subsidiary of DISH.  We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) in the United States which had 14.318 million subscribers as of June 30, 2010.  We have deployed substantial resources to develop the “DISH Network DBS System.”  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations and certain other assets utilized in our operations.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

3.	Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,184,028	$963,913
Current marketable investment securities - other	486,284	745,218
Total current marketable investment securities	1,670,312	1,709,131
Restricted marketable investment securities (1)	13,663	11,042
Total marketable investment securities	1,683,975	1,720,173

Restricted cash and cash equivalents (1)	118,081	117,432

Other investment securities:
Other investment securities - cost method	2,805	2,805
Total other investment securities	2,805	2,805

Total marketable investment securities, restricted cash and other investment securities	$1,804,861	$1,840,410

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.  Restricted cash and marketable investment securities as of June 30, 2010 included $62 million related to our litigation with Tivo.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2010 and December 31, 2009, we had accumulated net unrealized gains of $3 million and $4 million, both net of related tax effect, respectively,  as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  A full valuation allowance has been established against any deferred taxes related to assets that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2010				As of December 31, 2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs........................................................	$1,184,028	$1	$-	$1	$963,913	$1	$(3)	$(2)
Other (including restricted)	499,947	4,661	(2,071)	2,590	756,260	5,336	(1,501)	3,835
Total marketable investment securities	$1,683,975	$4,662	$(2,071)	$2,591	$1,720,173	$5,337	$(1,504)	$3,833

As of June 30, 2010, restricted and non-restricted marketable investment securities include debt securities of $1.652 billion with contractual maturities of one year or less and $32 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2010 and December 31, 2009, the unrealized losses on our investments in debt securities primarily represent investments in mortgage backed securities and corporate bonds.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of June 30, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$230,023	$162,143	$(780)	$25,041	$(70)	$42,839	$(1,221)
Total		$230,023	$162,143	$(780)	$25,041	$(70)	$42,839	$(1,221)

		As of December 31, 2009
		(In thousands)
Debt securities	Temporary market fluctuations	$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)
Total		$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value As of June 30, 2010				Total Fair Value As of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs..........................................................	$1,184,028	$-	$1,184,028	$-	$963,913	$-	$963,913	$-
Other (including restricted)	499,947	13,663	486,284	-	756,260	11,042	745,218	-
Total marketable investment securities	$1,683,975	$13,663	$1,670,312	$-	$1,720,173	$11,042	$1,709,131	$-

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2010	2009	2010	2009
	(In thousands)
Other investment securities - other-than-temporary impairments	$-	$(18,933)	$-	$(18,933)
Other	123	2,932	251	(664)
Total	$123	$(16,001)	$251	$(19,597)

4.	Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$243,038	$199,189
Raw materials	183,983	60,837
Work-in-process - used	33,982	34,204
Work-in-process - new	3,280	1,720
Inventory	$464,283	$295,950

As of June 30, 2010, our inventory balance was $464 million, an increase of $168 million.  The increase is due to higher than normal inventory levels at June 30, 2010 as a result of anticipated activation volume.  In addition, the lower than normal balance at December 31, 2009 primarily related to the impact of subscriber additions and reduced churn during the last half of 2009.

5.	Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Equipment leased to customers	$225,348	$207,382	$430,746	$399,950
Satellites	25,699	22,181	47,882	42,064
Furniture, fixtures, equipment and other	11,579	14,205	21,756	23,503
Identifiable intangible assets subject to amortization	522	291	1,044	581
Buildings and improvements	1,220	1,233	2,432	2,482
Total depreciation and amortization	$264,368	$245,292	$503,860	$468,580

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 14 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own.  Each of the owned satellites had an original estimated minimum useful life of at least 12 years.  We currently lease capacity on six satellites from EchoStar with terms ranging from two to ten years.  We account for these as operating leases.  See Note 10 for further discussion of our satellite leases with EchoStar.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

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

Certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation.  There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and therefore will bear the risk of any in-orbit failures.  Recent developments with respect to our satellites are discussed below.

Owned Satellites

EchoStar XIV.  Our EchoStar XIV satellite was launched on March 20, 2010, and commenced commercial operations at the 119 degree orbital location during May 2010.  EchoStar XIV is a combination full continental United States (“CONUS”) and spot beam satellite that will allow us, among other things, to expand our HD offerings.

EchoStar XV.  DISH’s EchoStar XV satellite was launched on July 10, 2010, and commenced commercial operations at the 61.5 degree orbital location during August 2010.  EchoStar XV is a CONUS satellite that will allow us, among other things, to expand our HD offerings.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

6.	Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2010 and December 31, 2009:

	As of
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,026,500	$1,000,000	$1,028,750
7 % Senior Notes due 2013	500,000	518,750	500,000	515,000
6 5/8% Senior Notes due 2014	1,000,000	1,000,000	1,000,000	1,010,000
7 3/4% Senior Notes due 2015	750,000	772,500	750,000	789,375
7 1/8% Senior Notes due 2016	1,500,000	1,503,750	1,500,000	1,548,750
7 7/8% Senior Notes due 2019	1,400,000	1,468,250	1,400,000	1,473,500
Mortgages and other notes payable	62,273	62,273	42,107	42,107
Subtotal	$6,212,273	$6,352,023	$6,192,107	$6,407,482
Capital lease obligations (1)	294,297		304,457
Total long-term debt and capital
lease obligations (including current portion)	$6,506,570		$6,496,564

(1)      Disclosure regarding fair value of capital leases is not required.

7.	Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2010, there were outstanding under these plans stock options to acquire 18.8 million shares of DISH’s Class A common stock and 1.3 million restricted stock units associated with our employees.  Stock options granted prior to and on June 30, 2010 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years.  While historically DISH’s board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives.  As of June 30, 2010, DISH had 76.3 million shares of its Class A common stock available for future grant under its stock incentive plans.

During December 2009, DISH paid a dividend in cash of $2.00 per share on their outstanding Class A and Class B common stock to shareholders of record on November 20, 2009.  In light of such dividend, during February 2010, the exercise price of 16.9 million stock options, affecting approximately 400 of our employees, was reduced by

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

As of June 30, 2010, the following stock awards were outstanding:

	As of June 30, 2010
	DISH Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	18,814,801	1,334,326	1,086,364	59,767

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

Stock Award Activity

DISH stock option activity associated with our employees for the six months ended June 30, 2010 was as follows:

	For the Six Months
	Ended June 30, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	18,094,235	$20.86
Granted	2,304,500	18.29
Exercised	(290,834)	9.37
Forfeited and cancelled	(1,293,100)	22.02
Total options outstanding, end of period	18,814,801	17.73
Performance-based options outstanding, end of period (2)	9,961,000	15.22
Exercisable at end of period	5,152,901	22.86

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(1)	The beginning of period weighted-average exercise price of $20.86 does not reflect the Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)
These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance-based stock incentive plans.  Vesting of these stock options is contingent upon meeting certain DISH-specific goals which are not yet probable of being achieved.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2010 and 2009 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$1,184	$15	$1,271	$15

Based on the closing market price of DISH Class A common stock on June 30, 2010, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of June 30, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$62,482	$4,841

DISH restricted stock unit activity associated with our employees for the six months ended June 30, 2010 was as follows:

	For the Six Months
	Ended June 30, 2010
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	857,719	$25.04
Granted	600,000	18.15
Vested	-	-
Forfeited and cancelled	(123,393)	22.77
Total restricted stock units outstanding, end of period	1,334,326	22.13
Restricted performance units outstanding, end of period (1)	1,334,326	22.13

(1)
These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to performance-based stock incentive plans.  Vesting of these restricted performance units is contingent upon meeting certain DISH-specific goals which are not yet probable of being achieved.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of DISH’s business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the six months ended June 30, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$38,744	$17,906
EchoStar awards held by DDBS employees	7,586	3,500
Total	$46,330	$21,406

2008 LTIP.  During 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

During 2009, DISH generated cumulative free cash flow in excess of $1.0 billion, which resulted in approximately 10% of the 2008 LTIP stock awards vesting.  We recorded non-cash, stock-based compensation expense as indicated in the table below.  Additional compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan.

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, DISH has other stock awards that vest based on certain other DISH-specific subscriber and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals within specified time frames.  During the six months ended June 30, 2010, DISH determined that certain performance goals were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense as indicated in the table below.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan.

Given the competitive nature of DISH’s business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH-specific subscriber and financial goals was not probable as of June 30, 2010, that assessment could change at any time.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
2008 LTIP	$1,028	$809	$1,611	$1,357
Other employee performance awards	(76)	72	232	145
Total non-cash, stock-based compensation expense recognized
for performance-based awards	$952	$881	$1,843	$1,502

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2010	$1,053	$316
Estimated contingent expense subsequent to 2010	28,061	42,253
Total estimated remaining expense over the term of the plan	$29,114	$42,569

Of the 18.8 million stock options and 1.3 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of June 30, 2010, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of June 30, 2010
Performance-Based Stock Options	Number of Awards	Weighted-Average Exercise Price
2005 LTIP	2,451,750	$23.28
2008 LTIP	5,509,250	10.48
Other employee performance awards	2,000,000	18.41
Total	9,961,000	15.22

Restricted Performance Units and Other
2005 LTIP	298,912
2008 LTIP	54,750
Other employee performance awards	980,664
Total	1,334,326

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Stock-Based Compensation

During the six months ended June 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Subscriber-related	$234	$247	$683	$506
General and administrative	2,660	3,819	8,527	6,769
Total non-cash, stock-based compensation	$2,894	$4,066	$9,210	$7,275

As of June 30, 2010, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $24 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.1% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock award for the three and six months ended June 30, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	2.07% - 2.60%	2.86% - 3.19%	2.07% - 2.89%	1.97% - 3.19%
Volatility factor	33.33% - 36.29%	31.78% - 33.59%	33.33% - 36.29%	29.72% - 33.59%
Expected term of options in years	5.7 - 7.5	6.1 - 7.0	5.7 - 7.5	6.0 - 7.3
Weighted-average fair value of options granted	$6.83 - $7.54	$6.19 - $6.53	$6.83 - $8.14	$3.86 - $6.53

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

8.	Commitments and Contingencies

Commitments

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $312 million over the next five years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of its obligation under this agreement through 2019.  As of June 30, 2010, the remaining obligation under this agreement was $575 million.

As of June 30, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data.  On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice.  The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York trial court.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount.  We have appealed the court’s ruling.  We intend to vigorously prosecute and defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us,

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  We have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The state court granted limited discovery which

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The state court agreed, and denied our motion for summary judgment as a result.  In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues.  The state court also denied plaintiffs’ request to dismiss our counterclaims.  In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct.  In April 2010, the court denied plaintiffs’ motion for default judgment, but upheld its prior order excluding certain evidence.  Trial is scheduled to commence on October 12, 2010.  Before trial, the court will hold a hearing to establish the scope of its prior evidentiary order, including the scope of an adverse inference jury instruction.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million.  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.  During the year ended December 31, 2009 and the six months ended June 30, 2010, we increased our total reserve by $361 million and $61 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through June 2010 plus interest.  Our total reserve at June 30, 2010 was $454 million and is included in “Tivo litigation accrual” on our Condensed Consolidated Balance Sheets.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.  As part of EchoStar’s development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing.  On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis.  There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated.  Oral argument is scheduled for November 9, 2010.  There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have accrued our best estimate of damages, contempt sanctions and interest through June 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On June 4, 2010, the Patent and Trademark Office (the “PTO”) issued a final office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents.  These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  We believe that the PTO’s conclusions are relevant to the issues on appeal.  The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

functionality.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers.  Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.  Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009.  In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest.  Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.  We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court.  DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement.  DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement.  DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

10.	Related Party Transactions

Related Party Transactions with DISH

During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $448 million.  We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate.  We recorded the satellite at DOLLC II’s carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to our parent company, DISH Orbital Corporation.

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased for a two-year period ending on January 1, 2010.  In August 2009, we and EchoStar extended this agreement to January 1, 2011.  EchoStar may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us.  We may also terminate this agreement if certain entities acquire us.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

“Services and other revenue - EchoStar”

Transition Services Agreement.  In connection with the Spin-off, DISH entered into a transition services agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to receive the following services from DISH:  finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services.  The fees for the services provided under the transition services agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the services provided.  The transition services agreement expired on January 1, 2010.  However, DISH and EchoStar have agreed that following January 1, 2010 EchoStar shall continue to have the right, but not the obligation, to receive from DISH certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.

Professional Services Agreement.  During December 2009, DISH and EchoStar agreed that following January 1, 2010 EchoStar shall continue to have the right, but not the obligation, to receive from DISH the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, following January 1, 2010, DISH shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for them (as discussed below previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below, previously provided under the services agreement).  The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then current term, upon at least 60 days’ prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

Management Services Agreement.  In connection with the Spin-off, DISH entered into a management services agreement with EchoStar pursuant to which DISH makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, R. Stanton Dodge and Paul W. Orban remain employed by DISH, but also serve as EchoStar’s Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively.  EchoStar makes payments to DISH based upon an allocable portion of the personnel costs and expenses incurred by DISH with respect to such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by DISH’s executive officers performing services for EchoStar under the management services agreement.  EchoStar also reimburses DISH for direct out-of-pocket costs incurred by DISH for management services provided to EchoStar.  DISH and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH and EchoStar mutually agree upon.

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period until January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days’ prior written notice; (ii) by DISH at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by DISH upon written notice to EchoStar, following certain changes in control.

Satellite Capacity Leased to EchoStar.  In December 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite.

The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  EchoStar generally has the option to renew this lease on a year-to-year basis

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

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

“Satellite and transmission expenses – EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services.  During July 2010, we exercised our right to extend the broadcast agreement until January 1, 2012.  We may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to EchoStar.  If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming.  The term of this agreement is for ten years.  If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Leased from EchoStar. In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite.  The term of each of the leases is set forth below:

EchoStar III, VI, VIII, and XII.  We lease certain satellite capacity from EchoStar on EchoStar III, VI, VIII, and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar XVI.  We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be completed during 2012.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar XV.  EchoStar XV is owned by DISH and is operated at the 61.5 degree orbital location.  The FCC has granted EchoStar an authorization to operate the satellite at the 61.5 degree orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree orbital location, we are obligated to pay EchoStar a fee which varies depending on the number of frequencies being used by EchoStar XV from time to time.

Nimiq 5 Agreement.  During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 21 of these DBS transponders and will receive service on the remaining 11 DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 8.

Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced in October 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location in 2011.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

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

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2011.  DISH has the right, but not the obligation, to extend the agreement for up to one additional year.  The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin.  We may terminate the TT&C agreement for any reason upon sixty days prior written notice.

Satellite Procurement Agreement.  In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which we had the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH.  The satellite procurement agreement expired on January 1, 2010.  However, we and EchoStar agreed that following January 1, 2010, we shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH pursuant to the Professional Services Agreement as discussed above.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

“Cost of sales – subscriber promotion subsidies – EchoStar”

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales – subscriber promotion subsidies – EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The remaining amount is included in “Inventory” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$382,839	$204,284	$768,687	$524,603

Set-top boxes and other equipment purchased from EchoStar included
in “Cost of sales – subscriber promotion subsidies – EchoStar”	$39,733	$71,786	$66,636	$95,922

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from EchoStar.  During July 2010, we exercised our right to extend the receiver agreement until January 1, 2012.  The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement.  We may terminate the receiver agreement for any reason upon sixty days written notice to EchoStar.  EchoStar may terminate the receiver agreement if certain entities were to acquire us.  The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“General and administrative expenses – EchoStar”

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us.  The fees for services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier.  We may terminate the product support agreement for any reason upon sixty days prior written notice.  In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2011.

Meridian Lease Agreement.  During August 2010, we exercised our right to extend this lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado until January 1, 2012.  We have the right to extend the Meridian Lease Agreement for one additional year.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Santa Fe Lease Agreement.  During August 2010, we exercised our right to extend this lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado until January 1, 2012.  We have the right to extend the Santa Fe Lease Agreement for one additional year.

Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

EDN Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.

Services Agreement.  In connection with the Spin-off, DISH entered into a services agreement pursuant to which it had the right, but not the obligation, to receive logistics, procurement and quality assurance services from EchoStar.  This agreement expired on January 1, 2010. However, DISH and EchoStar have agreed that following January 1, 2010, DISH shall continue to have the right, but not the obligation, to receive from EchoStar certain of the services previously provided under the services agreement pursuant to the Professional Services Agreement as discussed above.

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

Weather Related Programming Agreement. During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming.  The fees for the content provided under this agreement depend, among other things, upon the cost to develop and provide such content.  This agreement was terminated during June 2010.

Other Agreements – EchoStar

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

terminate after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.

Tivo.  Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court.  DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement.  DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement.  DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Multimedia Patent Trust.  In December 2009, DISH determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for all of the costs to settle this lawsuit relating to the period prior to the Spin-off and a portion of such settlement costs relating to the period after the Spin-off.  EchoStar has agreed that its contribution towards such settlement costs shall not be applied against EchoStar’s aggregate liability cap under the Receiver Agreement.

International Programming Rights Agreement.  During the six months ended June 30, 2010, we purchased approximately $2 million of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.  There were no additional purchases during the other periods presented.

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

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, DISH owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off.  NagraStar is a joint venture that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming.  During the three and six months ended June 30, 2010, we incurred security access and other fees at an aggregate cost to us of $20 million and $40 million, respectively.  During the three and six months ended June 30, 2009, we purchased security access devices at an aggregate cost of $1 million and $25 million, respectively, from NagraStar.  As of June 30, 2010 and December 31, 2009, amounts payable to NagraStar totaled $13 million and $17 million, respectively.

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

EXECUTIVE SUMMARY

Overview

DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) lost approximately 19,000 net subscribers during the three months ended June 30, 2010, compared to an increase of 26,000 net subscribers for the same period in 2009.  The change versus the prior year was driven by an increase in subscriber churn.

Subscriber growth changed substantially from the prior three quarters, in which we averaged net additions of approximately 242,000 per quarter.  The primary driver of this change was increased competitive pressures, which negatively impacted both our gross activations and churn in the second quarter 2010.

DISH Network added approximately 218,000 net subscribers for the six months ended June 30, 2010, compared to a loss of approximately 68,000 net subscribers for the same period in 2009.  The change versus the prior period was driven by increased gross new subscriber additions and decreased churn primarily during the first quarter 2010.  The increased gross new subscriber additions were primarily a result of our sales and marketing promotions during the period.  Churn was positively impacted by the completion of our security access device replacement program during 2009 and an increase in our new subscriber commitment period.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended our new subscriber commitment from 18 to 24 months.  During the first quarter 2010, due to this change, we had fewer expiring commitments.

When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

Availability of Credit and Effect on Liquidity

While the ability to raise capital has generally existed for us despite the weak economic conditions, the cost of such capital has not been as attractive as in prior periods.  Because of the cash flow of our company and the absence of any material debt payments until October 2011, the higher cost of capital will not impact our current operational plans.  However, we might be less likely to pursue initiatives which could increase DISH’s shareholder value over the long run, such as making strategic investments, or prepaying debt. Alternatively, if we decided to pursue such initiatives, the cost of doing so would be greater.  Currently, we have no existing lines of credit, nor have we historically.

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 52.5% during the second quarter 2010 compared to 53.2% during the same period in 2009.  ARPU was positively impacted by a price increase in February 2010, partially offset by promotional discounts on programming offered to new subscribers.  “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service.  We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers.  Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.  Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009.  In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest.  Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.  We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court.  DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement.  DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement.  DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

The Spin-off.  On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

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

Equipment sales, services and other revenue – EchoStar.  “Equipment sales, services and other revenue – EchoStar” includes revenue related to equipment sales, transitional and professional services, and other agreements with EchoStar.

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

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  In addition, this category includes costs related to equipment sales, transitional and professional services, and other agreements with EchoStar.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

related to our direct sales efforts, and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.  Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber additions.  We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as our management believes it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH Network subscribers in our calculation, including DISH Network subscribers added with little or no subscriber acquisition costs.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,140,201	$2,878,115	$262,086	9.1
Equipment sales and other revenue	16,505	19,135	(2,630)	(13.7)
Equipment sales, services and other revenue - EchoStar	11,209	6,449	4,760	73.8
Total revenue	3,167,915	2,903,699	264,216	9.1

Costs and Expenses:
Subscriber-related expenses	1,648,221	1,532,076	116,145	7.6
% of Subscriber-related revenue	52.5%	53.2%
Satellite and transmission expenses - EchoStar	107,107	87,198	19,909	22.8
% of Subscriber-related revenue	3.4%	3.0%
Satellite and transmission expenses - Other	9,985	8,718	1,267	14.5
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	22,004	27,094	(5,090)	(18.8)
Subscriber acquisition costs	405,287	388,272	17,015	4.4
General and administrative expenses	153,824	155,643	(1,819)	(1.2)
% of Total revenue	4.9%	5.4%
Tivo litigation expense	30,709	196,405	(165,696)	(84.4)
Depreciation and amortization	264,368	245,292	19,076	7.8
Total costs and expenses	2,641,505	2,640,698	807	0.0

Operating income (loss)	526,410	263,001	263,409	NM

Other Income (Expense):
Interest income	3,847	2,986	861	28.8
Interest expense, net of amounts capitalized	(120,918)	(96,686)	(24,232)	(25.1)
Other, net	123	(16,001)	16,124	NM
Total other income (expense)	(116,948)	(109,701)	(7,247)	(6.6)

Income (loss) before income taxes	409,462	153,300	256,162	NM
Income tax (provision) benefit, net	(153,932)	(67,706)	(86,226)	NM
Effective tax rate	37.6%	44.2%
Net income (loss)	$255,530	$85,594	$169,936	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	14.318	13.610	0.708	5.2
DISH Network subscriber additions, gross (in millions)	0.747	0.731	0.016	2.2
DISH Network subscriber additions, net (in millions)	(0.019)	0.026	(0.045)	NM
Average monthly subscriber churn rate	1.78%	1.73%	0.05%	2.9
Average monthly revenue per subscriber (“ARPU”)	$73.05	$70.73	$2.32	3.3
Average subscriber acquisition cost per subscriber (“SAC”)	$743	$708	$35	4.9
EBITDA	$790,901	$492,292	$298,609	60.7

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Overview. Revenue totaled $3.168 billion for the three months ended June 30, 2010, an increase of $264 million or 9.1% compared to the same period in 2009.  “Net income (loss)” totaled $256 million, an increase of $170 million.

DISH Network lost approximately 19,000 net subscribers during the three months ended June 30, 2010, compared to an increase of 26,000 net subscribers for the same period in 2009.  The change versus the prior year was driven by an increase in subscriber churn.

Subscriber growth changed substantially from the prior three quarters, in which we averaged net additions of approximately 242,000 per quarter.  The primary driver of this change was increased competitive pressures, which negatively impacted both our gross activations and churn in the second quarter 2010.

When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

DISH Network subscribers.  As of June 30, 2010, we had approximately 14.318 million DISH Network subscribers compared to approximately 13.610 million subscribers at June 30, 2009, an increase of 5.2%.  DISH Network added approximately 747,000 gross new subscriber additions for the three months ended June 30, 2010 compared to approximately 731,000 gross new subscriber additions during the same period in 2009, an increase of 2.2%.

DISH Network lost approximately 19,000 net subscribers during the three months ended June 30, 2010 compared to an increase of approximately 26,000 net subscribers during the same period in 2009.  Our average monthly subscriber churn rate for the three months ended June 30, 2010 was 1.78%, compared to 1.73% for the same period in 2009.  We believe this decrease in net new subscribers and the increase in churn primarily resulted from the factors discussed in the “Overview” above.  Churn increased during the quarter as a result of the increasingly competitive nature of our industry and the current economic conditions.  We may not be able to reduce churn without increasing our spending on customer retention incentives, which would have a negative effect on our results of operations and free cash flow.  Our distribution agreements with CenturyTel and Embarq (which are now both known as CenturyLink) expired on July 31, 2010.  These agreements have historically represented less than 5% of our gross new subscriber additions over the past several years.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn.  Our future gross new subscriber additions and subscriber churn may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.140 billion for the three months ended June 30, 2010, an increase of $262 million or 9.1% compared to the same period in 2009.  This change was primarily related to a larger subscriber base during the second quarter 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $73.05 during the three months ended June 30, 2010 versus $70.73 during the same period in 2009.  The $2.32 or 3.3% increase in ARPU was primarily attributable to price increases in February 2010 and changes in the sales mix toward more advanced hardware offerings.  ARPU continues to increase as a result of higher hardware related fees, which include rental fees, fees for DVRs, upgrade fees and fees earned from our in-home service operations.  These increases were partially offset by increases in the amount of promotional discounts on programming offered to new subscribers.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.648 billion during the three months ended June 30, 2010, an increase of $116 million or 7.6% compared to the same period 2009.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, and an

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

increase in subscribers.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.5% and 53.2% of “Subscriber-related revenue” during the three months ended June 30, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

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

Satellite and transmission expenses – EchoStar.  “Satellite and transmission expenses – EchoStar” totaled $107 million during the three months ended June 30, 2010, an increase of $20 million or 22.8% compared to the same period in 2009.  The increase in “Satellite and transmission expenses – EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Satellite and transmission expenses – EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 3.0% in 2009 primarily as a result of the increase in expenses discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $405 million for the three months ended June 30, 2010, an increase of $17 million or 4.4% compared to the same period in 2009.  This increase was primarily attributable to higher SAC discussed below and the increase in gross new subscriber additions discussed previously.

SAC.  SAC was $743 during the three months ended June 30, 2010 compared to $708 during the same period in 2009, an increase of $35 or 4.9%.  This increase was driven primarily by increased advertising expenditures.

During the three months ended June 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $149 million and $130 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in hardware cost per activation due to a decrease in the redeployment of remanufactured receivers and the increase in gross new subscriber additions.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the three months ended June 30, 2010 and 2009, these amounts totaled $16 million and $25 million, respectively.

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Tivo litigation expense. We recorded $31 million of additional “Tivo litigation expense” during the three months ended June 30, 2010 for supplemental damages and interest, a $166 million or 84.4% decrease compared to the same period in 2009.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $264 million during the three months ended June 30, 2010, a $19 million or 7.8% increase compared to the same period in 2009.  This change in “Depreciation and amortization” expense was primarily due to an increase in depreciation of equipment leased to subscribers and other depreciable assets placed into service to support the DISH Network service.  We expect “Depreciation and amortization” expense to increase in 2010 as a result of EchoStar XIV and EchoStar XV being placed into service.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $121 million during the three months ended June 30, 2010, an increase of $24 million or 25.1% compared to the same period in 2009.  This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net.  “Other, net” income totaled less than $1 million during the three months ended June 30, 2010 compared to expense of $16 million during the same period in 2009.  This increase primarily resulted from lower impairment charges on other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $791 million during the three months ended June 30, 2010, an increase of $299 million or 60.7% compared to the same period in 2009.  EBITDA for the three months ended June 30, 2010 was positively impacted by the decrease of $166 million in “Tivo litigation expense.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2010	2009
	(In thousands)
EBITDA	$790,901	$492,292
Interest expense, net	(117,071)	(93,700)
Income tax (provision) benefit, net	(153,932)	(67,706)
Depreciation and amortization	(264,368)	(245,292)
Net income (loss)	$255,530	$85,594

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

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Income tax (provision) benefit, net.  Our income tax provision was $154 million during the three months ended June 30, 2010, an increase of $86 million compared to the same period in 2009.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate.  Our effective tax rate during the three months ended June 30, 2009 was negatively impacted by the establishment of valuation allowances related to certain deferred tax assets which are capital in nature.

Net income (loss).  “Net income (loss)” was $256 million during the three months ended June 30, 2010, an increase of $170 million compared to $86 million for the same period in 2009.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,175,602	$5,743,054	$432,548	7.5
Equipment sales and other revenue	30,334	51,480	(21,146)	(41.1)
Equipment sales, services and other revenue - EchoStar	18,641	14,485	4,156	28.7
Total revenue	6,224,577	5,809,019	415,558	7.2

Costs and Expenses:
Subscriber-related expenses	3,287,429	3,082,154	205,275	6.7
% of Subscriber-related revenue	53.2%	53.7%
Satellite and transmission expenses - EchoStar	208,585	167,955	40,630	24.2
% of Subscriber-related revenue	3.4%	2.9%
Satellite and transmission expenses - Other	19,856	15,739	4,117	26.2
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	38,906	67,593	(28,687)	(42.4)
Subscriber acquisition costs	817,275	680,475	136,800	20.1
General and administrative expenses	303,529	292,339	11,190	3.8
% of Total revenue	4.9%	5.0%
Tivo litigation expense	60,902	196,405	(135,503)	(69.0)
Depreciation and amortization	503,860	468,580	35,280	7.5
Total costs and expenses	5,240,342	4,971,240	269,102	5.4

Operating income (loss)	984,235	837,779	146,456	17.5

Other Income (Expense):
Interest income	7,374	5,974	1,400	23.4
Interest expense, net of amounts capitalized	(241,856)	(183,793)	(58,063)	(31.6)
Other, net	251	(19,597)	19,848	NM
Total other income (expense)	(234,231)	(197,416)	(36,815)	(18.6)

Income (loss) before income taxes	750,004	640,363	109,641	17.1
Income tax (provision) benefit, net	(276,249)	(251,124)	(25,125)	(10.0)
Effective tax rate	36.8%	39.2%
Net income (loss)	$473,755	$389,239	$84,516	21.7

Other Data:
DISH Network subscribers, as of period end (in millions)	14.318	13.610	0.708	5.2
DISH Network subscriber additions, gross (in millions)	1.580	1.384	0.196	14.2
DISH Network subscriber additions, net (in millions)	0.218	(0.068)	0.286	NM
Average monthly subscriber churn rate	1.59%	1.78%	(0.19%)	(10.7)
Average monthly revenue per subscriber (“ARPU”)	$72.11	$70.38	$1.73	2.5
Average subscriber acquisition cost per subscriber (“SAC”)	$742	$685	$57	8.3
EBITDA	$1,488,346	$1,286,762	$201,584	15.7

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers.  DISH Network added approximately 218,000 net subscribers for the six months ended June 30, 2010, compared to a loss of approximately 68,000 net subscribers for the same period in 2009.  The change versus the prior period was driven by increased gross new subscriber additions and decreased churn primarily during the first quarter 2010.  The increased gross new subscriber additions were primarily a result of our sales and marketing promotions during the period.  Churn was positively impacted by the completion of our security access device replacement program during 2009 and an increase in our new subscriber commitment period.  Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers.  In February 2008, we extended the new subscriber commitment from 18 to 24 months.  During the first quarter 2010, due to this change, we had fewer expiring commitments.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $6.176 billion for the six months ended June 30, 2010, an increase of $433 million or 7.5% compared to the same period in 2009.  This change was primarily related to a higher subscriber base during the first half of 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $72.11 during the six months ended June 30, 2010 versus $70.38 during the same period in 2009.  The $1.73 or 2.5% increase in ARPU was primarily attributable to price increases in February 2010 and changes in the sales mix toward more advanced hardware offerings.  ARPU continues to increase as a result of higher hardware related fees, which include rental fees, fees for DVRs, upgrade fees, and fees earned from our in-home service operations.  These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers.

Equipment sales and other revenue.  “Equipment sales and other revenue” totaled $30 million during the six months ended June 30, 2010, a decrease of $21 million or 41.1% compared to the same period 2009.  The decrease in “Equipment sales and other revenue” primarily resulted from lower sales of non-subsidized digital converter boxes and DBS accessories in 2010 compared to the same period in 2009.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.287 billion during the six months ended June 30, 2010, an increase of $205 million or 6.7% compared to the same period 2009.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, and an increase in subscribers.  In addition, the six months ended June 30, 2009 was positively impacted by a non-recurring programming expense adjustment of approximately $27 million.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 53.2% and 53.7% of “Subscriber-related revenue” during the six months ended June 30, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

Satellite and transmission expenses – EchoStar.  “Satellite and transmission expenses – EchoStar” totaled $209 million during the six months ended June 30, 2010, an increase of $41 million or 24.2% compared to the same period in 2009.  The increase in “Satellite and transmission expenses – EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Satellite and transmission expenses – EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 2.9% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” totaled $39 million during the six months ended June 30, 2010, a decrease of $29 million or 42.4% compared to the same period in 2009.  This decrease in “Equipment, services and other cost of sales” primarily resulted from lower sales of non-subsidized digital converter boxes and DBS accessories, and lower charges for slow moving and obsolete inventory during the six months ended June 30, 2010 compared to the same period in 2009.

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $817 million for the six months ended June 30, 2010, an increase of $137 million or 20.1% compared to the same period in 2009.  This increase was primarily attributable to the increase in gross new subscriber additions discussed previously and higher SAC discussed below.

SAC.  SAC was $742 during the six months ended June 30, 2010 compared to $685 during the same period in 2009, an increase of $57 or 8.3%.  This increase was driven by increased advertising expenditures and an increase in hardware costs per activation.  The increase in hardware cost per activation was due to a decrease in the redeployment of remanufactured receivers driven by lower churn and an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs.  In addition, this increase was partially offset by a reduction in manufacturing costs for new receivers.

During the six months ended June 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $354 million and $268 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from the increase in hardware cost per activation due to a decrease in the redeployment of remanufactured receivers and the increase in gross new subscriber additions.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program.  During the six months ended June 30, 2010 and 2009, these amounts totaled $39 million and $63 million, respectively.

Tivo litigation expense. We recorded $61 million of additional “Tivo litigation expense” during the six months ended June 30, 2010 for supplemental damages and interest, a $136 million or 69.0% decrease compared to the same period in 2009.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $504 million during the six months ended June 30, 2010, a $35 million or 7.5% increase compared to the same period in 2009.  The change in “Depreciation and amortization” expense was primarily due to an increase in depreciation of equipment leased to subscribers and other depreciable assets placed into service to support the DISH Network service.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $242 million during the six months ended June 30, 2010, an increase of $58 million or 31.6% compared to the same period in 2009.  This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net.  “Other, net” income totaled less than $1 million during the six months ended June 30, 2010 compared to expense of $20 million during the same period in 2009.  This increase primarily resulted from lower impairment charges on other investment securities in 2010 compared to 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $1.488 billion during the six months ended June 30, 2010, an increase of $202 million or 15.7% compared to the same period in 2009.  EBITDA for the six months ended June 30, 2010 was positively impacted by the decrease of $136 million in “Tivo litigation expense.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands)
EBITDA	$1,488,346	$1,286,762
Interest expense, net	(234,482)	(177,819)
Income tax (provision) benefit, net	(276,249)	(251,124)
Depreciation and amortization	(503,860)	(468,580)
Net income (loss)	$473,755	$389,239

Item 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Income tax (provision) benefit, net.  Our income tax provision was $276 million during the six months ended June 30, 2010, an increase of $25 million compared to the same period in 2009.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate.  Our effective tax rate during the six months ended June 30, 2009 was negatively impacted by the establishment of valuation allowances related to certain deferred tax assets which are capital in nature.

Net income (loss).  “Net income (loss)” was $474 million during the six months ended June 30, 2010, an increase of $85 million compared to $389 million for the same period in 2009.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data.  On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice.  The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

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

PART II – OTHER INFORMATION – Continued

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C., and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon, and ABC Family.  ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York trial court.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the trial court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement.  Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount.  We have appealed the court’s ruling.  We intend to vigorously prosecute and defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs are requesting the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  We have asserted a variety of counterclaims.  The federal court action has been stayed during the pendency of the state court action.  We filed a motion for summary judgment on all counts and against all plaintiffs.  The plaintiffs filed a motion for additional time to conduct discovery to enable them to respond to our motion.  The state court granted limited discovery which ended during 2004.  The plaintiffs claimed we did not provide adequate disclosure during the discovery process.  The state court agreed, and denied our motion for summary judgment as a result.  In April 2008, the state court granted plaintiff’s class certification motion and in January 2009, the state court entered an order excluding certain evidence that we can present at trial based on the prior discovery issues.  The state court also denied plaintiffs’ request to dismiss our counterclaims.  In May 2009, plaintiffs filed a motion for default judgment based on new allegations of discovery misconduct.  In April 2010, the court denied plaintiffs’ motion for default judgment, but upheld its prior order excluding certain evidence.  Trial is scheduled to commence on October 12, 2010.  Before trial, the court will hold a hearing to establish the scope of its prior evidentiary order, including the scope of an adverse inference jury instruction.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the lawsuit or determine the extent of any potential liability or damages.

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field.  The District Court also amended its original injunction to require that we inform the court of any further attempts to design-around Tivo’s patent and seek approval from the court before any such design around is implemented.  The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate.  We posted a bond to secure that award pending appeal of the contempt order.  On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million.  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.

PART II – OTHER INFORMATION – Continued

During the year ended December 31, 2009 and the six months ended June 30, 2010, we increased our total reserve by $361 million and $61 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through June 2010 plus interest.  Our total reserve at June 30, 2010 was $454 million and is included in “Tivo litigation accrual” on our Condensed Consolidated Balance Sheets.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.  As part of EchoStar’s development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing.  On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis.  There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated.  Oral argument is scheduled for November 9, 2010.  There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.  Although we have accrued our best estimate of damages, contempt sanctions and interest through June 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On June 4, 2010, the Patent and Trademark Office (the “PTO”) issued a final office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents.  These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  We believe that the PTO’s conclusions are relevant to the issues on appeal.  The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers.  Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.  Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009.  In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest.  Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.  We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

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

PART II – OTHER INFORMATION – Continued

would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.  We could also have to pay substantial additional damages.

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court.  DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement.  DISH and EchoStar have further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH for other intellectual property claims that may arise under the Receiver Agreement.  DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. During the six months ended June 30, 2010, there were no material changes in risk factors as previously disclosed.

PART II – OTHER INFORMATION – Continued

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

Date:  August 13, 2010