Form 10-Q
period 2010-09-30
DISH DBS CORP
filed 2010-11-09
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2010, the registrant's outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

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

•
If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would result in a significant loss of subscribers and place us at a significant disadvantage to our competitors.

•	Emerging digital media competition including companies that provide/facilitate the delivery of video content via the Internet could materially adversely affect us.

•
We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

•	We may be required to make substantial additional investments to maintain competitive high definition, or HD, programming offerings.

•	Technology in our industry changes rapidly and could cause our services and products to become obsolete.

•	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•	AT&T's termination of its distribution agreement with us may increase churn.

•	As technology changes, and to remain competitive, we may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure.

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

•	We have substantial debt outstanding and may incur additional debt.

i

•	We have limited owned and leased satellite capacity and satellite failures could adversely affect our business.

•	Our owned and leased satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our owned and leased satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•	We generally do not have commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to DISH Network Corporation's (“DISH”) common ownership and management.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

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

ii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$563,324	$98,226
Marketable investment securities	1,295,164	1,709,131
Trade accounts receivable - other, net of allowance for doubtful accounts
of $21,942 and $16,372, respectively	779,204	741,351
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	19,993	38,347
Inventory	522,253	295,950
Deferred tax assets	187,542	189,058
Other current assets	86,277	61,730
Total current assets	3,453,757	3,133,793

Noncurrent Assets:
Restricted cash and marketable investment securities	133,844	128,474
Property and equipment, net of accumulated depreciation of $2,657,563 and
$2,486,734, respectively	3,194,065	2,601,180
FCC authorizations	679,570	679,570
Other noncurrent assets, net	70,343	75,776
Total noncurrent assets	4,077,822	3,485,000
Total assets	$7,531,579	$6,618,793

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$165,572	$141,213
Trade accounts payable - EchoStar	392,290	269,542
Deferred revenue and other	813,011	815,864
Accrued programming	1,051,644	985,928
Litigation accrual (Note 8)	545,566	393,566
Other accrued expenses	547,008	485,637
Current portion of long-term debt and capital lease obligations	26,170	26,518
Total current liabilities	3,541,261	3,118,268

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	6,489,201	6,470,046
Deferred tax liabilities	457,230	370,226
Long-term deferred revenue, distribution and carriage payments and
other long-term liabilities	227,559	291,565
Total long-term obligations, net of current portion	7,173,990	7,131,837
Total liabilities	10,715,251	10,250,105

Commitments and Contingencies (Note 8)

Stockholder's Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized,
1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,167,439	1,154,614
Accumulated other comprehensive income (loss)	3,459	3,833
Accumulated earnings (deficit)	(4,354,570)	(4,789,759)
Total stockholder's equity (deficit)	(3,183,672)	(3,631,312)
Total liabilities and stockholder's equity (deficit)	$7,531,579	$6,618,793

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue:
Subscriber-related revenue	$3,184,203	$2,862,202	$9,359,805	$8,605,256
Equipment sales and other revenue	11,849	23,391	42,183	74,871
Equipment sales - EchoStar	802	1,277	2,995	6,486
Services and other revenue - EchoStar	9,517	4,923	25,965	14,199
Total revenue	3,206,371	2,891,793	9,430,948	8,700,812

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation
shown below - Note 5)	1,684,341	1,623,346	4,971,770	4,705,500
Satellite and transmission expenses (exclusive of
depreciation shown below - Note 5):
EchoStar	107,478	78,910	316,063	246,865
Other	9,981	8,883	29,837	24,622
Equipment, services and other cost of sales	14,950	28,650	53,856	96,243
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar
(exclusive of depreciation shown below - Note 5)	57,173	56,293	123,809	152,215
Other subscriber promotion subsidies	286,206	310,844	866,317	776,575
Subscriber acquisition advertising	102,930	72,437	273,458	191,259
Total subscriber acquisition costs	446,309	439,574	1,263,584	1,120,049
General and administrative expenses - EchoStar	12,396	11,022	35,365	34,577
General and administrative expenses	141,746	145,862	422,306	414,646
Litigation expense (Note 8)	91,097	131,930	151,999	328,335
Depreciation and amortization (Note 5)	242,687	228,311	746,547	696,891
Total costs and expenses	2,750,985	2,696,488	7,991,327	7,667,728

Operating income (loss)	455,386	195,305	1,439,621	1,033,084

Other Income (Expense):
Interest income	3,217	3,756	10,591	9,730
Interest expense, net of amounts capitalized	(112,400)	(103,268)	(354,256)	(287,061)
Other, net	142	199	393	(19,398)
Total other income (expense)	(109,041)	(99,313)	(343,272)	(296,729)

Income (loss) before income taxes	346,345	95,992	1,096,349	736,355
Income tax (provision) benefit, net	(114,052)	(43,464)	(390,301)	(294,588)
Net income (loss)	$232,293	$52,528	$706,048	$441,767

Comprehensive Income (Loss):
Unrealized holding gains (losses) on
available-for-sale securities	868	4,555	(374)	11,787
Comprehensive income (loss)	$233,161	$57,083	$705,674	$453,554

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$706,048	$441,767
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	746,547	696,891
Equity in losses (earnings) of affiliates	—	1,975
Realized and unrealized losses (gains) on investments	—	18,933
Non-cash, stock-based compensation	12,326	8,557
Deferred tax expense (benefit)	104,817	14,415
Other, net	4,286	4,358
Change in noncurrent assets	(377)	6,771
Change in long-term deferred revenue, distribution and carriage payments and
other long-term liabilities	(86,403)	43,328
Changes in current assets and current liabilities, net	120,795	448,833
Net cash flows from operating activities	1,608,039	1,685,828

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,461,844)	(3,789,967)
Sales and maturities of marketable investment securities	3,875,437	1,918,464
Purchases of property and equipment	(1,266,599)	(651,504)
Change in restricted cash and marketable investment securities	(5,370)	(57,941)
Proceeds from sale of strategic investments	4,000	—
Other	113	(466)
Net cash flows from investing activities	(854,263)	(2,581,414)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	1,000,000
Deferred debt issuance costs	—	(28,618)
Repayment of long-term debt and capital lease obligations	(21,979)	(20,042)
Capital distribution to affiliate	(266,699)	—
Net cash flows from financing activities	(288,678)	951,340

Net increase (decrease) in cash and cash equivalents	465,098	55,754
Cash and cash equivalents, beginning of period	98,226	98,001
Cash and cash equivalents, end of period	$563,324	$153,755

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$354,998	$238,321
Cash received for interest	$10,591	$9,730
Cash paid for income taxes	$9,190	$10,302
Cash paid for income taxes to DISH	$377,483	$250,434
Vendor financing	$40,000	$—
Satellites and other assets financed under capital lease obligations	$786	$131,178

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH”). DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation, a direct subsidiary of DISH. We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) in the United States which had 14.289 million subscribers as of September 30, 2010. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, in-home service and call center operations, and certain other assets utilized in our operations.

On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. See Note 6 for the fair value of our long-term debt.

New Accounting Pronouncements

Revenue Recognition - Multiple-Deliverable Arrangements

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

3.    Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$880,527	$963,913
Current marketable investment securities - other	414,637	745,218
Total current marketable investment securities	1,295,164	1,709,131
Restricted marketable investment securities (1)	22,264	11,042
Total marketable investment securities	1,317,428	1,720,173

Restricted cash and cash equivalents (1)	111,580	117,432

Other investment securities:
Other investment securities - cost method	2,805	2,805
Total other investment securities (2)	2,805	2,805

Total marketable investment securities, restricted cash and other investment securities	$1,431,813	$1,840,410

(1)
Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

(2)	"Other investment securities" are included in "Other noncurrent assets, net" on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
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

Restricted Cash and Marketable Investment Securities

As of September 30, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds. Restricted cash and marketable investment securities as of September 30, 2010 included $62 million related to our litigation with Tivo.

Other Investment Securities

We have a few strategic investments in certain debt and equity securities that are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly-traded depends on the success of those companies' businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2010 and December 31, 2009, we had accumulated net unrealized gains of $3 million and $4 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder's equity (deficit).” A full valuation allowance has been established against any deferred taxes that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2010				As of December 31, 2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$880,527	$—	$—	$—	$963,913	$1	$(3)	$(2)
Other (including restricted)	436,901	4,663	(1,204)	3,459	756,260	5,336	(1,501)	3,835
Total marketable
investment securities	$1,317,428	$4,663	$(1,204)	$3,459	$1,720,173	$5,337	$(1,504)	$3,833

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

As of September 30, 2010, restricted and non-restricted marketable investment securities include debt securities of $1.274 billion with contractual maturities of one year or less and $43 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of September 30, 2010 and December 31, 2009, the unrealized losses on our investments in debt securities primarily represent investments in mortgage backed securities and corporate bonds. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of September 30, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$121,962	$33,095	$(70)	$75,244	$(239)	$13,623	$(895)
Total		$121,962	$33,095	$(70)	$75,244	$(239)	$13,623	$(895)

		As of December 31, 2009
		(In thousands)
Debt securities	Temporary market fluctuations	$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)
Total		$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$880,527	$—	$880,527	$—	$963,913	$—	$963,913	$—
Other (including restricted)	436,901	18,266	418,635	—	756,260	11,042	745,218	—
Total marketable investment securities	$1,317,428	$18,266	$1,299,162	$—	$1,720,173	$11,042	$1,709,131	$—

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2010	2009	2010	2009
	(In thousands)
Other investment securities - other-than-temporary impairments	$—	$—	$—	$(18,933)
Other	142	199	393	(465)
Total	$142	$199	$393	$(19,398)

4.    Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$287,115	$199,189
Raw materials	189,820	60,837
Work-in-process - used	39,057	34,204
Work-in-process - new	6,261	1,720
Total inventory	$522,253	$295,950

As of September 30, 2010, our inventory balance was $522 million, an increase of $226 million. The increase is due to less gross subscriber additions than anticipated in 2010. In addition, the inventory balance at December 31, 2009 was lower than normal due to more subscriber additions and less churn than forecasted during the last half of 2009.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

5.    Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Equipment leased to customers	$199,442	$191,779	$630,188	$591,729
Satellites	30,544	22,183	78,426	64,247
Buildings, furniture, fixtures, equipment and other	12,701	14,349	37,933	40,915
Total depreciation and amortization	$242,687	$228,311	$746,547	$696,891

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own. We currently lease capacity on five satellites from EchoStar with terms ranging from two to ten years. We account for these as operating leases. See Note 10 for further discussion of our satellite leases with EchoStar. We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

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

Owned Satellites

EchoStar VII. EchoStar VII, which is being used as an in-orbit spare, was designed with four gyros, three of which are required to properly control the positioning of the satellite. During October 2010, EchoStar VII experienced an anomaly which caused one of the gyros to stop functioning. While this anomaly is not expected to reduce the estimated useful life of the satellite to less than 12 years and has not impacted operation of the satellite to date, there can be no assurance that future anomalies will not cause further losses which could impact operation of the satellite.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

EchoStar XIV. Our EchoStar XIV satellite was launched on March 20, 2010 and commenced commercial operations at the 119 degree orbital location during May 2010. EchoStar XIV is a combination full continental United States (“CONUS”) and spot beam satellite that has allowed us, among other things, to expand our HD offerings.

EchoStar XV. Our EchoStar XV satellite was launched on July 10, 2010 and commenced commercial operations at the 61.5 degree orbital location during August 2010. EchoStar XV is a CONUS satellite that has allowed us, among other things, to expand our HD offerings.

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

6.    Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2010 and December 31, 2009:

	As of
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,040,000	$1,000,000	$1,028,750
7 % Senior Notes due 2013	500,000	534,375	500,000	515,000
6 5/8% Senior Notes due 2014	1,000,000	1,050,000	1,000,000	1,010,000
7 3/4% Senior Notes due 2015	750,000	800,775	750,000	789,375
7 1/8% Senior Notes due 2016	1,500,000	1,580,625	1,500,000	1,548,750
7 7/8% Senior Notes due 2019	1,400,000	1,501,640	1,400,000	1,473,500
Mortgages and other notes payable	78,311	78,311	42,107	42,107
Subtotal	6,228,311	$6,585,726	6,192,107	$6,407,482
Capital lease obligations (1)	287,060		304,457
Total long-term debt and capital
lease obligations (including current portion)	$6,515,371		$6,496,564

(1)    Disclosure regarding fair value of capital leases is not required.

Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

7.    Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the DISH stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. As of September 30, 2010, there were outstanding under these plans stock options to acquire 18.7 million shares of DISH's Class A common stock and 1.3 million restricted stock units associated with our employees. Stock options granted prior to and on September 30, 2010 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of ten years. While historically DISH's board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives. As of September 30, 2010, DISH had 76.2 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

As of September 30, 2010, the following stock awards were outstanding:

	As of September 30, 2010
	DISH Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	18,700,151	1,295,390	1,070,874	59,517

DISH is responsible for fulfilling all stock awards related to DISH common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar's employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Stock Award Activity

DISH stock option activity associated with our employees for the nine months ended September 30, 2010 was as follows:

	For the Nine Months
	Ended September 30, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	18,094,235	$20.86
Granted	2,424,500	18.33
Exercised	(333,484)	9.72
Forfeited and cancelled	(1,485,100)	21.58
Total options outstanding, end of period	18,700,151	17.75
Performance-based options outstanding, end of period (2)	9,931,750	15.27
Exercisable at end of period	5,234,600	22.95

(1)	The beginning of period weighted-average exercise price of $20.86 does not reflect the Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)
These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance-based stock incentive plans. Vesting of these stock options is contingent upon meeting certain DISH-specific goals which are not yet probable of being achieved. See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2010 and 2009 as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$80	$245	$1,351	$260

Based on the closing market price of DISH Class A common stock on September 30, 2010, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of September 30, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$71,802	$5,267

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

DISH restricted stock unit activity associated with our employees for the nine months ended September 30, 2010 was as follows:

	For the Nine Months
	Ended September 30, 2010
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	857,719	$25.04
Granted	600,000	18.15
Vested	—	—
Forfeited and cancelled	(162,329)	22.65
Total restricted stock units outstanding, end of period	1,295,390	22.13
Restricted performance units outstanding, end of period (1)	1,295,390	22.13

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH's business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the nine months ended September 30, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$38,272	$20,193
EchoStar awards held by DDBS employees	7,493	3,944
Total	$45,765	$24,137

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

2008 LTIP. During 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial goals. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

During 2009, DISH generated cumulative free cash flow in excess of $1.0 billion, which resulted in approximately 10% of the 2008 LTIP stock awards vesting. We recorded non-cash, stock-based compensation expense as indicated in the table below. Additional compensation related to the 2008 LTIP will be recorded based on management's assessment of the probability of meeting the remaining performance goals. If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan.

Other Employee Performance Awards. In addition to the above long-term, performance stock incentive plans, DISH has other stock awards that vest based on certain other DISH-specific subscriber and financial goals. Exercise of these stock awards is contingent on achieving certain performance goals within specified time frames. During the nine months ended September 30, 2010, DISH determined that certain performance goals were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense as indicated in the table below.

Additional compensation related to these awards will be recorded based on management's assessment of the probability of meeting the remaining performance goals. If the remaining goals are probable of being achieved and stock awards vest, we will recognize the additional non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of this stock incentive plan.

Given the competitive nature of DISH's business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH-specific subscriber and financial goals was not probable as of September 30, 2010, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
2008 LTIP	$781	$578	$2,392	$1,935
Other employee performance awards	15	74	247	219
Total non-cash, stock-based compensation expense recognized
for performance-based awards	$796	$652	$2,639	$2,154

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2010	$564	$83
Estimated contingent expense subsequent to 2010	27,655	41,588
Total estimated remaining expense over the term of the plan	$28,219	$41,671

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Of the 18.7 million stock options and 1.3 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of September 30, 2010, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of September 30, 2010
Performance-Based Stock Options	Number of Awards	Weighted-Average Exercise Price
2005 LTIP	2,417,500	$23.27
2008 LTIP	5,514,250	10.62
Other employee performance awards	2,000,000	18.41
Total	9,931,750	15.27

Restricted Performance Units and Other
2005 LTIP	297,662
2008 LTIP	45,750
Other employee performance awards	951,978
Total	1,295,390

Stock-Based Compensation

During the nine months ended September 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously. This amount is included in the table below. Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Subscriber-related	$227	$241	$910	$747
General and administrative	2,889	1,041	11,416	7,810
Total non-cash, stock-based compensation	$3,116	$1,282	$12,326	$8,557

As of September 30, 2010, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $22 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Valuation

The fair value of each stock award for the three and nine months ended September 30, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	1.50% - 1.71%	2.67% - 3.00%	1.50% - 2.89%	1.97% - 3.19%
Volatility factor	35.50% - 37.86%	33.10% - 34.00%	33.33% - 37.86%	29.72% - 34.00%
Expected term of options in years	5.4 - 6.4	6.2 - 6.7	5.4 - 7.5	6.0 - 7.3
Weighted-average fair value of options granted	$7.05 - $7.32	$7.37 - $7.74	$6.83 - $8.14	$3.86 - $7.74

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

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH's stock options as new events or changes in circumstances become known.

8.    Commitments and Contingencies

Commitments

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $300 million over the next five years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and DISH guarantees a certain portion of its obligation under this agreement through 2019. As of September 30, 2010, the remaining obligation under this agreement was $564 million.

As of September 30, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

Contingencies

In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as its acts or omissions following the Spin-off.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. The plaintiffs can appeal that decision to the United States Supreme Court. We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the District Court issued an order finding the '066 patent invalid. Also in 2004, the District Court found the '094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the '094 patent and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The District Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the District Court granted defendants' motion to dismiss with prejudice. The plaintiffs have appealed. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN's motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed. We appealed the partial grant of ESPN's motion to the New York trial court. After the partial grant of ESPN's motion, ESPN sought an additional $30 million under the applicable affiliation agreements. On March 15, 2010, the trial court affirmed the prior grant of ESPN's motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement. Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount. We have appealed the court's ruling. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV's electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the '505 patent).

During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court's grant of summary judgment, and dismissed the action with prejudice. Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice. We also agreed to dismiss our Declaratory Judgment action without prejudice.

Ganas LLC

During August 2010, Ganas, LLC (“Ganas”) filed suit against us, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities LLC, Exinda Networks, Fidelity Brokerage Services LLC, Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756. The patents relate to hypertext transfer protocol and simple object access protocol. Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the '636 patent). The '636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation. On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million. The settlement is conditioned upon approval by the court. While we have received preliminary court approval, final court approval is still pending. We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments. As a result, we recorded a $60 million reserve in “Litigation accrual” on our Condensed Consolidated Balance Sheets and in “Litigation expense” for both the three and nine months ended September 30, 2010 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Tivo Inc.

During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury's verdict of infringement on Tivo's “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo's “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.

We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers' DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo's patent. Tivo filed a motion for contempt alleging that we are in violation of the Court's injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo's patent, and that we were in compliance with the injunction.

In June 2009, the United States District Court granted Tivo's motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo's patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court also amended its original injunction to require that we inform the court of any further attempts to design around Tivo's patent and seek approval from the court before any such design-around is implemented. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

secure that award pending appeal of the contempt order. On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court's contempt order pending resolution of our appeal.

The District Court held a hearing on July 28, 2009 on Tivo's claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo's request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court's injunction. We also challenged Tivo's calculation of profits. On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys' fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys' fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009 and the nine months ended September 30, 2010, we increased our total reserve by $361 million and $92 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through September 2010 plus interest. Our total reserve at September 30, 2010 was $486 million and is included in “Litigation accrual” on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2010 and 2009, we have recorded $31 million and $132 million, respectively, of “Litigation expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2010 and 2009, we recorded litigation expense of $92 million and $328 million, respectively.

In light of the District Court's finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the '389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar's development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing. On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis. There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court's contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument is scheduled for November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through September 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On October 6, 2010, the Patent and Trademark Office (the “PTO”) issued an office action confirming the validity of certain of the software claims of United States Patent No. 6,233,389 (the '389 patent). However, the PTO only confirmed the validity of the '389 patent after Tivo made statements that we believe narrow the scope of its claims. The claims that were confirmed thus should not have the same scope as the claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. Therefore, we believe that the PTO's conclusions are relevant to the issues on appeal. The PTO's conclusions support our position that our original alternative technology does not infringe and that we acted in good faith to design around Tivo's patent.

If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Network services. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material. We could also have to pay substantial additional damages.

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar's $5 million contribution would not exhaust EchoStar's liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Voom

On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom's motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $2.5 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

9.    Financial Information for Subsidiary Guarantors

DDBS's senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries and the stand alone entity DDBS has no independent assets or operations. Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

10.    Related Party Transactions

Related Party Transactions with DISH

During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $448 million.  We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate.  We recorded the satellite at DOLLC II's carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to our parent company, DISH Orbital Corporation ("DOC").

During the third quarter 2010, we purchased EchoStar XV from DOLLC II for its fair value of approximately $413 million. We assumed $18 million in vendor financing and the difference, or $395 million, was paid to our affiliate. We recorded the satellite at DOLLC II's carrying value of $278 million and recorded the difference, or $135 million, as a capital distribution to DOC.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity. Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on pricing equal to EchoStar's cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar had the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased for a two-year period ending on January 1, 2010. In November 2010, we and EchoStar extended this agreement until January 1, 2012. EchoStar may terminate the remanufactured receiver agreement for any reason upon 60 days written notice to us. We may also terminate this agreement if certain entities acquire us.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Professional Services Agreement. During December 2009, DISH and EchoStar agreed that following January 1, 2010 EchoStar shall continue to have the right, but not the obligation, to receive from DISH the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, following January 1, 2010, DISH shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for them (as discussed below, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below, previously provided under the services agreement). The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then current term, upon at least 60 days' prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

Management Services Agreement. In connection with the Spin-off, DISH entered into a management services agreement with EchoStar pursuant to which DISH makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, R. Stanton Dodge and Paul W. Orban remain employed by DISH, but also serve as EchoStar's Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. EchoStar makes payments to DISH based upon an allocable portion of the personnel costs and expenses incurred by DISH with respect to such officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by DISH's executive officers performing services for EchoStar under the management services agreement. EchoStar also reimburses DISH for direct out-of-pocket costs incurred by DISH for management services provided to EchoStar. DISH and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH and EchoStar mutually agree upon.

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period until January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days prior written notice; (ii) by DISH at the end of any renewal term, upon at least 180 days prior notice; or (iii) by DISH upon written notice to EchoStar, following certain changes in control.

Satellite Capacity Leased to EchoStar. In December 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite.

The lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite (unless EchoStar determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. EchoStar generally has the option to renew this lease on a year-to-year basis through the end of the satellite's life. There can be no assurance that any options to renew this agreement will be exercised.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

“Satellite and transmission expenses - EchoStar”

Broadcast Agreement. In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services. During July 2010, we exercised our right to extend the broadcast agreement until January 1, 2012. We may terminate channel origination services and channel management services for any reason and without any liability upon 60 days written notice to EchoStar. If we terminate teleport services for a reason other than EchoStar's breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

Broadcast Agreement for Certain Sports Related Programming. During May 2010, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming. The term of this agreement is for ten years. If we terminate this agreement for a reason other than EchoStar's breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate. The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

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

EchoStar VI, VIII and XII. We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII. The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options. We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised. In August 2010, our lease of EchoStar III terminated when it was replaced by EchoStar XV.

EchoStar XVI. We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite. There can be no assurance that any options to renew this agreement will be exercised. EchoStar XVI is expected to be launched during the second half of 2012.

EchoStar XV. EchoStar XV is owned by us and is operated at the 61.5 degree orbital location. The FCC has granted EchoStar an authorization to operate the satellite at the 61.5 degree orbital location. For so long as EchoStar XV remains in service at the 61.5 degree orbital location, we are obligated to pay EchoStar a fee which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement. During September 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During September 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We and EchoStar are currently receiving service on 22 of these DBS transponders and will receive service on the remaining 10 DBS transponders over a phase-in period that will be completed in 2012. We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussions under “Guarantees” in Note 8.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
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

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location in 2011. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite. QuetzSat-1 is expected to be launched during the second half of 2011.

TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2011. During August 2010, DISH exercised its right to extend the TT&C agreement until January 2012. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin. We may terminate the TT&C agreement for any reason upon 60 days prior written notice.

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

“Cost of sales - subscriber promotion subsidies - EchoStar”

Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales - subscriber promotion subsidies - EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventory” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$392,821	$314,362	$1,161,508	$838,965

Set-top boxes and other equipment purchased from EchoStar included
in “Cost of sales – subscriber promotion subsidies – EchoStar”	$57,173	$56,293	$123,809	$152,215

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar. During July 2010, we exercised our right to extend the receiver agreement until January 1, 2012. The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon 60 days written notice to EchoStar. EchoStar may terminate the receiver agreement if certain entities were to acquire us. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“General and administrative expenses - EchoStar”

Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all digital set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon 60 days prior written notice. In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

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

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

DISH Remote Access Services Agreement. Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we will receive, among other things, certain remote DVR management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon 120 days written notice to EchoStar.

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

Other Agreements - EchoStar

Tax Sharing Agreement. In connection with the Spin-off, DISH entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH, and DISH will indemnify EchoStar for such taxes. However, DISH is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of EchoStar's stock, stock options or assets, (ii) any action that EchoStar takes or fails to take or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar is solely liable for, and will indemnify DISH for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations including extensions or once all rights and obligations are fully effectuated or performed.

Tivo. Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar's $5 million contribution would not exhaust EchoStar's liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Multimedia Patent Trust. In December 2009, DISH determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for all of the costs to settle this lawsuit relating to the period prior to the Spin-off and a portion of such settlement costs relating to the period after the Spin-off. EchoStar has agreed that its contribution towards such settlement costs shall not be applied against EchoStar's aggregate liability cap under the Receiver Agreement.

Weather Related Programming Agreement. During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming. This agreement was terminated during June 2010. In July 2010, we purchased EchoStar's interest in the entity that held such weather related programming for $5 million.

International Programming Rights Agreement. During the nine months ended September 30, 2010, we purchased approximately $2 million of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion. There were no additional purchases during the other periods presented.

Acquisition of South.com, LLC. During October 2010, we purchased all of South.com, LLC from EchoStar and another party for $5 million. South.com, LLC is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

DISH DBS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- Continued
(Unaudited)

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both DISH and EchoStar as Executive Vice President. Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH and EchoStar. Mr. Lynch's compensation consists of cash and equity compensation and is borne by both EchoStar and DISH.

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, DISH owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off. NagraStar is a joint venture that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming. During the three and nine months ended September 30, 2010, we incurred security access and other fees at an aggregate cost to us of $20 million and $60 million, respectively. During the nine months ended September 30, 2009, we purchased security access devices at an aggregate cost of $25 million from NagraStar. There were no purchases of security access devices during the three months ended September 30, 2009. As of September 30, 2010 and December 31, 2009, amounts payable to NagraStar totaled $13 million and $17 million, respectively.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management's narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) lost approximately 29,000 net subscribers during the three months ended September 30, 2010, compared to an increase of approximately 241,000 net subscribers during the same period in 2009.

Our gross activations, net subscriber additions and churn were negatively impacted during the third quarter 2010 compared to the same period in 2009 as a result of increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors' promotional offers, which included an increased level of discounts.

Our average monthly subscriber churn rate for the three months ended September 30, 2010 was 1.98%, compared to 1.57% for the same period in 2009. Churn increased during the quarter as a result of the increasingly competitive nature of our industry, the current economic conditions and 2010 price increases. In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended our new subscriber commitment from 18 to 24 months. Consequently, during the three months ended September 30, 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

DISH Network added approximately 189,000 net subscribers for the nine months ended September 30, 2010, compared to a gain of approximately 173,000 net subscribers during the same period in 2009. The change versus the prior period was driven by increased gross new subscriber additions as a result of our sales and marketing promotions primarily in the first quarter 2010. Our average monthly subscriber churn rate for the nine months ended September 30, 2010 was 1.72%, compared to 1.71% for the same period in 2009. When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.” Going forward, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms. Additionally, our gross subscriber additions and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire. On October 1, 2010, we were forced to stop distributing certain FOX cable channels because we were unable to renew the underlying carriage agreements prior to expiration. FOX also stated that it intended to withhold access to certain local broadcast channels in major U.S. markets when those contracts expired on October 31, 2010. On October 29, 2010, we reached a long-term agreement with FOX that restored those cable channels to our lineup and provided continued access to those local broadcast channels. We cannot predict with any certainty the impact to our gross subscriber activations and subscriber churn resulting from the temporary removal of those cable channels or the potential removal of those local broadcast channels.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

While economic factors have impacted the entire pay-TV industry, our relative performance has been mostly driven by issues specific to DISH Network. In recent years, DISH Network's position as the low cost provider in the pay-TV industry has been eroded by increasingly aggressive promotional pricing used by our competitors to attract new subscribers and similarly aggressive promotions and tactics used to retain existing subscribers. Some competitors have been especially aggressive and effective in marketing their service. Furthermore, in the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network. We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.

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

We have also been changing equipment to migrate certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2011. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To combat signal theft and improve the security of our broadcast system, during 2009, we completed the replacement of our security access devices to re-secure our system. We expect additional future replacements of these devices to be necessary to keep our system secure. To combat other forms of fraud, we have taken a wide range of actions including terminating retailers that we believe were in violation of DISH Network's business rules. While these initiatives may inconvenience our subscribers and disrupt our distribution channels in the short-term, we believe that the long-term benefits will outweigh the costs.

To address our operational inefficiencies, we have streamlined our hardware offerings and continue to make significant investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns.

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.” As a result, our margins may face further downward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.

To maintain and enhance our competitiveness over the long term, we plan to promote a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as, “TV Everywhere.” TV Everywhere utilizes, among other things, Slingbox “placeshifting” technology. There can be no assurance that these integrated products will positively affect our results of operations or our gross subscriber additions.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow. While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided, in the short-term, by the reduction in subscriber-specific investment spending. As a result, a slow down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite the weak economic conditions. Because of the cash flow of our company and the absence of any material debt payments until October 2011, modest fluctuations in the cost of capital will not impact our current operational plans. Currently, we have no existing lines of credit, nor have we historically.

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 52.9% during the third quarter 2010 compared to 56.7% during the same period in 2009. ARPU was positively impacted by price increases in February and June 2010. “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service. We continue to focus on addressing operational inefficiencies specific to DISH Network which we believe will contribute to long-term subscriber growth.

If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material. We could also have to pay substantial additional damages.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar's $5 million contribution would not exhaust EchoStar's liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

The Spin-off. On January 1, 2008, we completed the distribution of our technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”). DISH, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our in-home service operations, HD programming and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.

Equipment sales, services and other revenue - EchoStar. “Equipment sales, services and other revenue - EchoStar” includes revenue related to equipment sales, transitional and professional services, and other agreements with EchoStar.

Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

Satellite and transmission expenses - EchoStar. “Satellite and transmission expenses - EchoStar” includes the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control and other professional services. In addition, this category includes the cost of leasing satellite and transponder capacity on satellites from EchoStar.

Satellite and transmission expenses - other. “Satellite and transmission expenses - other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

DISH Network subscribers. We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count. We also provide DISH Network service to hotels, motels and other commercial accounts. For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our America's Top 120 programming package (but taking into account, periodically, price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,184,203	$2,862,202	$322,001	11.3
Equipment sales and other revenue	11,849	23,391	(11,542)	(49.3)
Equipment sales, services and other revenue - EchoStar	10,319	6,200	4,119	66.4
Total revenue	3,206,371	2,891,793	314,578	10.9

Costs and Expenses:
Subscriber-related expenses	1,684,341	1,623,346	60,995	3.8
% of Subscriber-related revenue	52.9%	56.7%
Satellite and transmission expenses - EchoStar	107,478	78,910	28,568	36.2
% of Subscriber-related revenue	3.4%	2.8%
Satellite and transmission expenses - Other	9,981	8,883	1,098	12.4
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	14,950	28,650	(13,700)	(47.8)
Subscriber acquisition costs	446,309	439,574	6,735	1.5
General and administrative expenses	154,142	156,884	(2,742)	(1.7)
% of Total revenue	4.8%	5.4%
Litigation expense	91,097	131,930	(40,833)	(31.0)
Depreciation and amortization	242,687	228,311	14,376	6.3
Total costs and expenses	2,750,985	2,696,488	54,497	2.0

Operating income (loss)	455,386	195,305	260,081	NM

Other Income (Expense):
Interest income	3,217	3,756	(539)	(14.4)
Interest expense, net of amounts capitalized	(112,400)	(103,268)	(9,132)	(8.8)
Other, net	142	199	(57)	(28.6)
Total other income (expense)	(109,041)	(99,313)	(9,728)	(9.8)

Income (loss) before income taxes	346,345	95,992	250,353	NM
Income tax (provision) benefit, net	(114,052)	(43,464)	(70,588)	NM
Effective tax rate	32.9%	45.3%
Net income (loss)	$232,293	$52,528	$179,765	NM

Other Data:
DISH Network subscribers, as of period end (in millions)	14.289	13.851	0.438	3.2
DISH Network subscriber additions, gross (in millions)	0.819	0.887	(0.068)	(7.7)
DISH Network subscriber additions, net (in millions)	(0.029)	0.241	(0.270)	NM
Average monthly subscriber churn rate	1.98%	1.57%	0.41%	26.1
Average monthly revenue per subscriber (“ARPU”)	$74.36	$69.51	$4.85	7.0
Average subscriber acquisition cost per subscriber (“SAC”)	$795	$694	$101	14.6
EBITDA	$698,215	$423,815	$274,400	64.7

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of September 30, 2010, we had approximately 14.289 million DISH Network subscribers compared to approximately 13.851 million subscribers at September 30, 2009, an increase of 3.2%. During the three months ended September 30, 2010, DISH Network added approximately 819,000 gross new subscribers compared to approximately 887,000 gross new subscribers during the same period in 2009, a decrease of 7.7%. DISH Network lost approximately 29,000 net subscribers during the three months ended September 30, 2010 compared to an increase of approximately 241,000 net subscribers during the same period in 2009.

Our gross activations, net subscriber additions and churn were negatively impacted during the third quarter 2010 compared to the same period in 2009 as a result of increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors' promotional offers, which included an increased level of discounts.

Our average monthly subscriber churn rate for the three months ended September 30, 2010 was 1.98%, compared to 1.57% for the same period in 2009. Churn increased during the quarter as a result of the increasingly competitive nature of our industry, the current economic conditions and 2010 price increases. In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended our new subscriber commitment from 18 to 24 months. Consequently, during the three months ended September 30, 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

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

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $3.184 billion for the three months ended September 30, 2010, an increase of $322 million or 11.3% compared to the same period in 2009. This change was primarily related to the increase in "ARPU" discussed below as well as a larger subscriber base during the third quarter 2010 compared to the same period in 2009.

ARPU. “Average monthly revenue per subscriber” was $74.36 during the three months ended September 30, 2010 versus $69.51 during the same period in 2009. The $4.85 or 7.0% increase in ARPU was primarily attributable to price increases in February and June 2010 and changes in the sales mix toward more advanced hardware offerings. ARPU continues to increase as a result of higher hardware related fees, which include rental fees, fees earned from our in-home service operations and fees for DVRs.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $12 million during the three months ended September 30, 2010, a decrease of $12 million or 49.3% compared to the same period in 2009. The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories.

Subscriber-related expenses. “Subscriber-related expenses” totaled $1.684 billion during the three months ended September 30, 2010, an increase of $61 million or 3.8% compared to the same period in 2009. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and a larger subscriber base. The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates, and an increase in subscribers. This increase was partially offset by reduced costs related to our call centers and in-home service operations. We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations. “Subscriber-related expenses” represented 52.9% and 56.7% of “Subscriber-related revenue” during the three months ended September 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue” and reduced costs related to our call centers and in-home service operations, partially offset by higher programming costs, discussed above.

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

Satellite and transmission expenses - EchoStar. “Satellite and transmission expenses - EchoStar” totaled $107 million during the three months ended September 30, 2010, an increase of $29 million or 36.2% compared to the same period in 2009. The increase in “Satellite and transmission expenses - EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and an increase in uplink services. The increase in uplink services was primarily attributable to the launch of additional local channels and additional satellites being placed into service. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion. “Satellite and transmission expenses - EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales. “Equipment, services and other cost of sales” totaled $15 million during the three months ended September 30, 2010, a decrease of $14 million or 47.8% compared to the same period in 2009. This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, and lower charges for slow moving and obsolete inventory.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $446 million for the three months ended September 30, 2010, an increase of $7 million or 1.5% compared to the same period in 2009. This increase was primarily attributable to higher SAC discussed below, partially offset by the decline in gross new subscriber additions.

SAC. SAC was $795 during the three months ended September 30, 2010 compared to $694 during the same period in 2009, an increase of $101 or 14.6%. This increase was primarily attributable to an increase in advertising and hardware costs per activation.

During the three months ended September 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $205 million and $176 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in hardware costs per activation, which was driven by an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, and a decrease in the redeployment of remanufactured receivers. The increase in the deployment of more advanced set-top boxes was primarily driven by our HD Free for Life promotion, which began during June 2010.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the three months ended September 30, 2010 and 2009, these amounts totaled $29 million and $15 million, respectively.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we purchase from EchoStar now have MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Litigation expense. “Litigation expense” totaled $91 million during the three months ended September 30, 2010, a $41 million or 31.0% decrease compared to the same period in 2009. “Litigation expense” during 2010 includes the impact of $60 million of expense related to the settlement of the retailer class actions litigation. “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization. “Depreciation and amortization” expense totaled $243 million during the three months ended September 30, 2010, a $14 million or 6.3% increase compared to the same period in 2009. This change in “Depreciation and amortization” expense was primarily due to an increase in depreciation on satellites, as a result of EchoStar XIV and EchoStar XV being placed into service, and on equipment leased to subscribers.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $698 million during the three months ended September 30, 2010, an increase of $274 million or 64.7% compared to the same period in 2009. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2010	2009
	(In thousands)
EBITDA	$698,215	$423,815
Interest expense, net	(109,183)	(99,512)
Income tax (provision) benefit, net	(114,052)	(43,464)
Depreciation and amortization	(242,687)	(228,311)
Net income (loss)	$232,293	$52,528

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax (provision) benefit, net. Our income tax provision was $114 million during the three months ended September 30, 2010, an increase of $71 million compared to the same period in 2009. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate. Our effective tax rate for the three months ended September 30, 2010 was reduced as a result of prior period amounts recorded in the current period. Our effective tax rate for the three months ended September 30, 2009 was higher than expected due to the adjustment discussed in the previous sentence.

Net income (loss). “Net income (loss)” was $232 million during the three months ended September 30, 2010, an increase of $180 million compared to $53 million for the same period in 2009. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,359,805	$8,605,256	$754,549	8.8
Equipment sales and other revenue	42,183	74,871	(32,688)	(43.7)
Equipment sales, services and other revenue - EchoStar	28,960	20,685	8,275	40.0
Total revenue	9,430,948	8,700,812	730,136	8.4

Costs and Expenses:
Subscriber-related expenses	4,971,770	4,705,500	266,270	5.7
% of Subscriber-related revenue	53.1%	54.7%
Satellite and transmission expenses - EchoStar	316,063	246,865	69,198	28.0
% of Subscriber-related revenue	3.4%	2.9%
Satellite and transmission expenses - Other	29,837	24,622	5,215	21.2
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	53,856	96,243	(42,387)	(44.0)
Subscriber acquisition costs	1,263,584	1,120,049	143,535	12.8
General and administrative expenses	457,671	449,223	8,448	1.9
% of Total revenue	4.9%	5.2%
Litigation expense	151,999	328,335	(176,336)	(53.7)
Depreciation and amortization	746,547	696,891	49,656	7.1
Total costs and expenses	7,991,327	7,667,728	323,599	4.2

Operating income (loss)	1,439,621	1,033,084	406,537	39.4

Other Income (Expense):
Interest income	10,591	9,730	861	8.8
Interest expense, net of amounts capitalized	(354,256)	(287,061)	(67,195)	(23.4)
Other, net	393	(19,398)	19,791	NM
Total other income (expense)	(343,272)	(296,729)	(46,543)	(15.7)

Income (loss) before income taxes	1,096,349	736,355	359,994	48.9
Income tax (provision) benefit, net	(390,301)	(294,588)	(95,713)	(32.5)
Effective tax rate	35.6%	40.0%
Net income (loss)	$706,048	$441,767	$264,281	59.8

Other Data:
DISH Network subscribers, as of period end (in millions)	14.289	13.851	0.438	3.2
DISH Network subscriber additions, gross (in millions)	2.399	2.271	0.128	5.6
DISH Network subscriber additions, net (in millions)	0.189	0.173	0.016	9.2
Average monthly subscriber churn rate	1.72%	1.71%	0.01%	0.6
Average monthly revenue per subscriber (“ARPU”)	$72.86	$70.09	$2.77	4.0
Average subscriber acquisition cost per subscriber (“SAC”)	$760	$689	$71	10.3
EBITDA	$2,186,561	$1,710,577	$475,984	27.8

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network subscribers. DISH Network added approximately 189,000 net subscribers for the nine months ended September 30, 2010, compared to a gain of approximately 173,000 net subscribers during the same period in 2009. The change versus the prior period was driven by increased gross new subscriber additions as a result of our sales and marketing promotions primarily in the first quarter 2010. Our average monthly subscriber churn rate for the nine months ended September 30, 2010 was 1.72%, compared to 1.71% for the same period in 2009.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $9.360 billion for the nine months ended September 30, 2010, an increase of $755 million or 8.8% compared to the same period in 2009. This change was primarily related to a larger subscriber base during the nine months ended September 30, 2010 compared to the same period in 2009 and the increase in “ARPU” discussed below.

ARPU. “Average monthly revenue per subscriber” was $72.86 during the nine months ended September 30, 2010 versus $70.09 during the same period in 2009. The $2.77 or 4.0% increase in ARPU was primarily attributable to price increases in February and June 2010 and changes in the sales mix toward more advanced hardware offerings. ARPU continues to increase as a result of higher hardware related fees, which include rental fees, fees for DVRs and fees earned from our in-home service operations. This increase was partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $42 million during the nine months ended September 30, 2010, a decrease of $33 million or 43.7% compared to the same period in 2009. The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories and a decline in sales of digital converter boxes in 2010 compared to the same period in 2009.

Subscriber-related expenses. “Subscriber-related expenses” totaled $4.972 billion during the nine months ended September 30, 2010, an increase of $266 million or 5.7% compared to the same period in 2009. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and a larger subscriber base. The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates and an increase in subscribers. This increase was partially offset by reduced costs related to our call centers and in-home service operations. In addition, the nine months ended September 30, 2009 was positively impacted by a non-recurring programming expense adjustment of approximately $27 million. We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems and other initiatives, primarily in our call centers and in-home service operations. “Subscriber-related expenses” represented 53.1% and 54.7% of “Subscriber-related revenue” during the nine months ended September 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue” and reduced costs related to our call centers and in-home service operations, partially offset by higher programming costs, discussed above.

Satellite and transmission expenses - EchoStar. “Satellite and transmission expenses - EchoStar” totaled $316 million during the nine months ended September 30, 2010, an increase of $69 million or 28.0% compared to the same period in 2009. The increase in “Satellite and transmission expenses - EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009 and an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion. “Satellite and transmission expenses - EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.4% in 2010 from 2.9% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales. “Equipment, services and other cost of sales” totaled $54 million during the nine months ended September 30, 2010, a decrease of $42 million or 44.0% compared to the same period in 2009. This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, a decline in sales of digital converter boxes, and lower charges for slow moving and obsolete inventory in 2010 compared to the same period in 2009.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.264 billion for the nine months ended September 30, 2010, an increase of $144 million or 12.8% compared to the same period in 2009. This increase was primarily attributable to higher SAC discussed below and the increase in gross new subscriber additions discussed previously.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

SAC. SAC was $760 during the nine months ended September 30, 2010 compared to $689 during the same period in 2009, an increase of $71 or 10.3%. This increase was primarily attributable to increased advertising and hardware costs per activation.

During the nine months ended September 30, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $559 million and $444 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in hardware costs per activation, which was driven by an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, a decrease in the redeployment of remanufactured receivers and an increase in gross new subscriber additions. The increase in the deployment of more advanced set-top boxes was primarily driven by our HD Free for Life promotion, which began during June 2010.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the nine months ended September 30, 2010 and 2009, these amounts totaled $68 million and $78 million, respectively.

Litigation expense. “Litigation expense” totaled $152 million during the nine months ended September 30, 2010, a $176 million or 53.7% decrease compared to the same period in 2009. “Litigation expense” during 2010 includes the impact of $60 million of expense related to the settlement of the retailer class actions litigation. “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization. “Depreciation and amortization” expense totaled $747 million during the nine months ended September 30, 2010, a $50 million or 7.1% increase compared to the same period in 2009. The change in “Depreciation and amortization” expense was primarily due to an increase in depreciation on equipment leased to subscribers and on satellites, as a result of EchoStar XIV and EchoStar XV being placed into service.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $354 million during the nine months ended September 30, 2010, an increase of $67 million or 23.4% compared to the same period in 2009. This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Other, net. “Other, net” income totaled less than $1 million during the nine months ended September 30, 2010 compared to $19 million of expense related to an impairment charge on other investment securities during the same period in 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.187 billion during the nine months ended September 30, 2010, an increase of $476 million or 27.8% compared to the same period in 2009. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)
EBITDA	$2,186,561	$1,710,577
Interest expense, net	(343,665)	(277,331)
Income tax (provision) benefit, net	(390,301)	(294,588)
Depreciation and amortization	(746,547)	(696,891)
Net income (loss)	$706,048	$441,767

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax (provision) benefit, net. Our income tax provision was $390 million during the nine months ended September 30, 2010, an increase of $96 million compared to the same period in 2009. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decline in our effective tax rate.

Net income (loss). “Net income (loss)” was $706 million during the nine months ended September 30, 2010, an increase of $264 million compared to $442 million for the same period in 2009. The increase was primarily attributable to the changes in revenue and expenses discussed above.

New Accounting Pronouncements

Revenue Recognition - Multiple-Deliverable Arrangements

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In connection with the Spin-off, DISH entered into a separation agreement with EchoStar, which provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as its acts or omissions following the Spin-off.

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. The plaintiffs can appeal that decision to the United States Supreme Court. We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, EchoStar, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the District Court issued an order finding the '066 patent invalid. Also in 2004, the District Court found the '094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the '094 patent and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The District Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the District Court granted defendants' motion to dismiss with prejudice. The plaintiffs have appealed. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II - OTHER INFORMATION - Continued

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the trial court granted our motion to amend the complaint, and granted, in part, ESPN's motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed. We appealed the partial grant of ESPN's motion to the New York trial court. After the partial grant of ESPN's motion, ESPN sought an additional $30 million under the applicable affiliation agreements. On March 15, 2010, the trial court affirmed the prior grant of ESPN's motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement. Although the court ruled we owe approximately $65 million, there can be no assurance that ESPN will not seek, and that the court will not award, an amount that exceeds this amount. We have appealed the court's ruling. We intend to vigorously prosecute and defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV's electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the '505 patent).

During 2006, we and EchoStar, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court's grant of summary judgment, and dismissed the action with prejudice. Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice. We also agreed to dismiss our Declaratory Judgment action without prejudice.

Ganas LLC

During August 2010, Ganas, LLC (“Ganas”) filed suit against us, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities LLC, Exinda Networks, Fidelity Brokerage Services LLC, Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756. The patents relate to hypertext transfer protocol and simple object access protocol. Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II - OTHER INFORMATION - Continued

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the '636 patent). The '636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers. The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation. On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million. The settlement is conditioned upon approval by the court. While we have received preliminary court approval, final court approval is still pending. We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments. As a result, we recorded a $60 million reserve in “Litigation accrual” on our Condensed Consolidated Balance Sheets and in “Litigation expense” for both the three and nine months ended September 30, 2010 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

PART II - OTHER INFORMATION - Continued

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Tivo Inc.

During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total reserve of $132 million on our Condensed Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury's verdict of infringement on Tivo's “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo's “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million reserve was released from an escrow account to Tivo.

We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers' DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo's patent. Tivo filed a motion for contempt alleging that we are in violation of the Court's injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo's patent, and that we were in compliance with the injunction.

In June 2009, the United States District Court granted Tivo's motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo's patent, that our original alternative technology still infringed the software claims, and that even if our original alternative technology was “non-infringing,” the original injunction by its terms required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court also amended its original injunction to require that we inform the court of any further attempts to design around Tivo's patent and seek approval from the court before any such design-around is implemented. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. We posted a bond to secure that award pending appeal of the contempt order. On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court's contempt order pending resolution of our appeal.

PART II - OTHER INFORMATION - Continued

The District Court held a hearing on July 28, 2009 on Tivo's claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo's request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court's injunction. We also challenged Tivo's calculation of profits. On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys' fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys' fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009 and the nine months ended September 30, 2010, we increased our total reserve by $361 million and $92 million, respectively, to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through September 2010 plus interest. Our total reserve at September 30, 2010 was $486 million and is included in “Litigation accrual” on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2010 and 2009, we have recorded $31 million and $132 million, respectively, of “Litigation expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2010 and 2009, we recorded litigation expense of $92 million and $328 million, respectively.

In light of the District Court's finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the '389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of EchoStar's development process, EchoStar downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing. On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis. There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court's contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument is scheduled for November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through September 30, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

On October 6, 2010, the Patent and Trademark Office (the “PTO”) issued an office action confirming the validity of certain of the software claims of United States Patent No. 6,233,389 (the '389 patent). However, the PTO only confirmed the validity of the '389 patent after Tivo made statements that we believe narrow the scope of its claims. The claims that were confirmed thus should not have the same scope as the claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. Therefore, we believe that the PTO's conclusions are relevant to the issues on appeal. The PTO's conclusions support our position that our original alternative technology does not infringe and that we acted in good faith to design around Tivo's patent.

If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to eliminate DVR functionality in all but approximately 192,000 digital set-top boxes in the field and cease distribution of digital set-top boxes with DVR functionality. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality, which would likely result in a significant decrease in new subscriber additions as well as a substantial loss of current subscribers. Furthermore, the inability to offer DVR functionality could cause certain of our distribution channels to terminate or significantly decrease their marketing of DISH Network services. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant. Additionally, the supplemental damage award of $103 million and further award of approximately $200 million does not include damages, contempt sanctions or interest for the period after June 2009. In the event that we are unsuccessful in our appeal, we could also have to pay substantial additional damages, contempt sanctions and interest. Depending on the amount of any additional damage or sanction award or any monetary settlement, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital

PART II - OTHER INFORMATION - Continued

we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives. We believe the cost of such capital and its terms and conditions may be substantially less attractive than our previous financings.

If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate our then-current DVR functionality in some or all set-top boxes in the field. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material. We could also have to pay substantial additional damages.

Because both we and EchoStar are defendants in the Tivo lawsuit, we and EchoStar are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit. EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the Receiver Agreement. DISH and EchoStar have further agreed that EchoStar's $5 million contribution would not exhaust EchoStar's liability to DISH for other intellectual property claims that may arise under the Receiver Agreement. DISH and EchoStar also agreed that they would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Voom

On May 28, 2008, Voom HD Holdings (“Voom”) filed a complaint against us in New York Supreme Court. The suit alleges breach of contract arising from our termination of the affiliation agreement we had with Voom for the carriage of certain Voom HD channels on the DISH Network satellite television service. In January 2008, Voom sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom's motion, finding, among other things, that Voom was not likely to prevail on the merits of its case. Voom is claiming over $2.5 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. During the nine months ended September 30, 2010, there were no material changes in risk factors as previously disclosed.

PART II - OTHER INFORMATION - Continued

Item 6.    EXHIBITS

(a)    Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.
31.2☐	Section 302 Certification of Chief Financial Officer.
32.1☐	Section 906 Certification of Chief Executive Officer.
32.2☐	Section 906 Certification of Chief Financial Officer.

_________________________

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

Date: November 9, 2010