Form 10-K
period 2010-12-31
DISH DBS CORP
filed 2011-02-25
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's voting interests held by non-affiliates on June 30, 2010 was $0.

As of February 21, 2011, the Registrant's outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference: None

	PART I

	Disclosure Regarding Forward-Looking Statements	i
Item 1.	Business	1
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	(Removed and Reserved)	None

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	*
Item 7.	Management’s Narrative Analysis of Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	39

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	*
Item 13.	Certain Relationships and Related Transactions, and Director Independence	*
Item 14.	Principal Accounting Fees and Services	39

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	41

	Signatures	45
	Index to Consolidated Financial Statements	F-1

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:

•
We face intense and increasing competition from satellite and cable television providers, telecommunications companies and providers of video content via the Internet, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

•	Competition from digital media companies that provide/facilitate the delivery of video content via the Internet, could materially adversely affect us.

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

•	If we do not improve our operational performance and customer satisfaction, our gross new subscriber additions may decrease and our subscriber churn may increase.

•	If DISH Network gross new subscriber additions decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

•	Economic weakness, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•
We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

•	We may be required to make substantial additional investments to maintain competitive programming offerings.

•
Technology in our industry changes rapidly and could cause our services and products to become obsolete. We may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure to remain competitive.

•	Increased distribution of video content via the Internet could expose us to regulatory risk.

•	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

•	Any failure or inadequacy of our information technology infrastructure could harm our business.

•	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•
If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

i

•
We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

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

•	We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

•	We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•	Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents at acceptable rates from local network stations.

•	The injunction against our retransmission of distant networks, currently waived, may be reinstated.

•
We are subject to significant regulatory oversight and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, which could adversely affect our business.

•	We have substantial debt outstanding and may incur additional debt.

•	We have limited owned and leased satellite capacity and failures or reduced capacity could adversely affect our business.

•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

•	We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

•	We may have potential conflicts of interest with EchoStar due to DISH Network Corporation's ("DISH") common ownership and management.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•
We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

•	Our business depends on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

ii

•	Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

•	There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

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

iii

PART I

Item 1.    BUSINESS

Brief Description of Our Business

DDBS is a holding company and an indirect, wholly-owned subsidiary of DISH, a publicly traded company listed on the Nasdaq Global Select Market. DDBS was formed under Colorado law in January 1996. We refer readers of this report to DISH's Annual Report on Form 10-K for the year ended December 31, 2010.

We operate the DISH Network® television service (“DISH Network”) which is the nation's third largest pay-TV provider, with approximately 14.133 million customers across the United States as of December 31, 2010. Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation. DISH and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

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

•
High-Quality Products. We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers. We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives. To maintain and enhance our competitiveness over the long term, we are promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, referred to as “TV Everywhere.” Our TV Everywhere™ service utilizes, among other things, online access and Slingbox “placeshifting” technology.

•
Outstanding Customer Service. We strive to provide outstanding customer service by improving the quality of the initial installation of subscriber equipment, improving the reliability of our equipment, better educating our customers about our products and services, and resolving customer problems promptly and effectively when they arise.

•
Great Value. We have historically been viewed as the low-cost provider in the pay-TV industry in the U.S. because we seek to offer the lowest everyday prices available to consumers after introductory promotions expire.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial may also become important factors that affect us.
If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.

We face intense and increasing competition from satellite and cable television providers, telecommunications companies and providers of video content via the Internet, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.
Our business is focused on providing pay-TV services and we have traditionally competed against satellite and cable television providers, some of whom have greater financial, marketing and other resources than we do. Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive. Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services. We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other's existing subscriber bases rather than from first-time purchasers of pay-TV services. In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base we may be required to increase retention spending.

Competition has intensified in recent quarters as the pay-TV industry matures and the growth of video being delivered via the Internet and fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues. These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services. In addition, the recent growth of video content being delivered via the Internet has made alternatives to traditional pay-TV services available to customers. This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber acquisitions and higher subscriber churn.

Competition from digital media companies that provide/facilitate the delivery of video content via the Internet, could materially adversely affect us.

Our business is focused on pay-TV services, and we face competition from providers of digital media, including those companies that offer online services distributing movies, television shows and other video programming. Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services. For example, online platforms that provide for the distribution and viewing of video programming compete with our pay-TV services. These online platforms may cause our subscribers to disconnect our services. In addition, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us. Some of these companies have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband and wireless networks have improved. In addition, consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices. These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

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

In June 2009, the United States District Court granted Tivo's motion for contempt finding that our next-generation DVRs continue to infringe Tivo's intellectual property and awarded Tivo an additional $103 million in supplemental damages and interest for the period from September 2006 through April 2008. In September 2009, the District Court partially granted Tivo's motion for contempt sanctions. In partially granting Tivo's motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network's appeal of the underlying June 2009 contempt order). As previously disclosed, we increased our accrual for the Tivo litigation to reflect both the supplemental damages award for the period September 2006 to April 2008 and for the estimated cost of alleged software infringement for the period from April 2008 through June 2009.

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

If we do not improve our operational performance and customer satisfaction, our gross new subscriber additions may decrease and our subscriber churn may increase.

If we are unable to improve our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber additions and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations. To address our operational inefficiencies, we need to continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in addressing our operational inefficiencies. In the meantime, we may continue to incur higher costs as a result of both our operational inefficiencies and levels of spending. While we believe that these costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

If DISH Network gross new subscriber additions decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We have not always met and may continue to fail to meet our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.

Most of these factors have affected both gross new subscriber additions as well as existing subscriber churn. Our future gross new subscriber additions and subscriber churn may continue to be negatively impacted by these factors, which could in turn adversely affect our revenue growth and results of operations.

We may incur increased costs to acquire new and retain existing subscribers. Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers. Meanwhile, retention costs may be driven higher by a faster rate of upgrading existing subscribers' equipment to HD and DVR receivers. Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers. These subscribers typically churn at a higher rate.

Our subscriber acquisition costs and our subscriber retention costs can vary significantly from period to period and can cause material variability to our net income (loss) and free cash flow. Any material increase in subscriber acquisition or retention costs from current levels could have a material adverse effect on our business, financial position and results of operations.

Economic weakness, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty. Economic weakness and uncertainty persisted during 2010. Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect the pay-TV industry. In particular, economic weakness and uncertainty could result in the following:

•
Fewer gross new subscriber additions and increased churn. We could face fewer gross new subscriber additions and increased churn due to, among other things: (i) the sustained weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness. In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

•
Lower average monthly revenue per subscriber (“ARPU”). Our ARPU could be negatively impacted by more aggressive introductory offers by our competitors and the growth of video content being delivered via the Internet. Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages, elect not to purchase premium services or pay per view movies or may disconnect our services and choose to replace them with less expensive alternatives such as video content delivered via the Internet, including, among others, video on demand.

•
Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain subscribers during a period of economic weakness.

Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase. The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates they charge us for programming. We expect this practice to continue, which, if successful, would increase our programming costs. As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.

In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing subscribers to disconnect our service or cause potential new subscribers to choose not to subscribe to our service. Therefore, we may be unable to pass increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber additions may decline and subscriber churn may increase.

We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term. Certain programmers have, in the past, temporarily limited our access to their programming. For example, during the fourth quarter of 2010, our gross subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions related to contract disputes with several content providers. If we are unable to renew any of these agreements or the other parties cancel the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming. In addition, loss of access to programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross subscriber additions and subscriber churn rate.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming continues to be a significant factor in consumers' choice among pay-TV providers. Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped and have greater resources to increase their HD offerings to respond to increasing consumer demand for this content. In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming will likely increase in the future. We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional programming, and there can be no assurance that we will be able to compete effectively with programming offerings from other pay-TV providers.

Technology in our industry changes rapidly and could cause our services and products to become obsolete. We may have to upgrade or replace subscriber equipment and make substantial investments in our infrastructure to remain competitive.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our services and products to become obsolete. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner. The success of new product development depends on many factors, including proper identification of customer need, cost, timely completion and introduction, differentiation from offerings of competitors and market acceptance. New technologies could also create new competitors for us. For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing TV Everywhere. We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

We and our suppliers may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted causing a reduction in our revenues and earnings. We may also be at a competitive disadvantage in developing and introducing complex new products and technologies because of the substantial costs we may incur in making these products or technologies available across our installed base of over 14 million subscribers. For example, our competitors could use proprietary technologies that are perceived by the market as being superior. Further, after we have incurred substantial costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted. In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees. We rely on EchoStar to design and develop set-top boxes with advanced features and functionality and solutions for providing digital video services via the Internet. If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.

In addition, our competitive position depends in part on our ability to offer new subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers. Furthermore, the continued demand for HD programming continues to require investments in additional satellite capacity. We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

Increased distribution of video content via the Internet could expose us to regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing content to our subscribers via the Internet. The ability to continue this strategy may depend in part on the FCC's success in implementing rules prohibiting discrimination of content that is distributed over the networks owned by broadband and wireless Internet providers. For more information, see “Item 1. Business - Government Regulations - FCC Regulations under the Communications Act - Net Neutrality” of DISH's Annual Report on Form 10-K.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management's attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources. For example, during 2011, we expect to begin implementing new interactive voice response, scheduling of in-home service and customer care systems. During 2011, we also plan to begin development and testing of a new billing system that is likely to be installed in 2012. We are relying on third parties for developing key components of these systems and ongoing service after their implementation. Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Interruption, failure and/or delay in transitioning to any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers. As a result, an unsuccessful transition to these new systems could have a material adverse effect on our business, financial condition and results of operations.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need to raise additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.

Furthermore, weakness in the equity markets could make it difficult for DISH to raise equity financing without incurring substantial dilution to DISH's existing shareholders. In addition, sustained economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these investments, capital expenditures, acquisitions and other strategic transactions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

In January 2008, Voom HD Holdings (“Voom”) filed a  lawsuit  against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.    The Court denied Voom's request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom's motions for discovery sanctions.  The Court's decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom's motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages. If we are unsuccessful in our suit with Voom, we may be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

We rely on EchoStar to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us. Our business would be adversely affected if EchoStar ceases to provide these services to us and we are unable to obtain suitable replacement services from third parties.

EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations. In addition, EchoStar is a key supplier of transponder capacity and related services to us. Our digital set-top box purchases are made and digital broadcast operations are received pursuant to contracts that generally expire on January 1, 2012. EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after that date. We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all. Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations. EchoStar's inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber additions and subscriber churn. For example, the proprietary nature of the Sling technology and certain other technology used in EchoStar's set-top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

If we were to switch to another provider of set-top boxes, we may have to implement additional infrastructure to support the set-top boxes purchased from such new provider, which could significantly increase our costs. In addition, differences in, among other things, the user interface between set-top boxes provided by EchoStar and those of any other provider could cause subscriber confusion, which could increase our costs and have a material adverse effect on our gross new subscriber additions and subscriber churn. Furthermore, switching to a new provider of set-top boxes may cause a reduction in our supply of set-top boxes and thus delay our ability to ship set-top boxes, which could have a material adverse effect on our gross new subscriber additions and subscriber churn rate.

We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

We have contracted with a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices. Our dependence on these vendors makes our operations vulnerable to such third parties' failure to perform adequately. In addition, we have historically relied on a single source for certain items. If these vendors are unable to meet our needs because they are no longer in business, they are experiencing shortages or they discontinue a certain product or service we need, our business, financial position and results of operations may be adversely affected. Our inability to develop alternative sources quickly and on a cost-effective basis could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors' signals could, in addition to reducing new subscriber activations, also cause subscriber churn to increase. We use microchips embedded in credit card-sized cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft. During 2009, we completed the replacement of our Security Access Devices and re-secured our system. We expect additional future replacements of these devices will be necessary to keep our system secure. We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system's security is compromised.

We are also vulnerable to other forms of fraud. While we are addressing certain fraud through a number of actions, including terminating retailers that we believe were in violation of DISH Network's business rules, there can be no assurance that we will not continue to experience fraud which could impact our subscriber growth and churn. Sustained economic weakness may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for DISH Network services that represent a significant percentage of our total gross subscriber acquisitions.

Most of our retailers are not exclusive to us and may favor our competitors' products and services over ours based on the relative financial arrangements associated with selling our products and those of our competitors. Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably. Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers. It may be difficult to better align our interests with our resellers' because of their capital and liquidity constraints. Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Our competitors may be able to leverage their relationships with programmers so that they are able to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

The cost of programming represents the largest percentage of our overall costs. Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers. Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers. For example, Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture to be controlled by Comcast. This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all. The transaction was approved by the FCC and the Department of Justice in January 2011. The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC's recent order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price. If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek arbitration and continue to carry such content while the arbitration is pending. However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

We depend on the Cable Act for access to programming from cable-affiliate programmers at cost-effective rates.

We purchase a large percentage of our programming from cable-affiliated programmers. The provisions of the Cable Act prohibiting exclusive contracting practices with cable-affiliated programmers were extended for another five-year period in September 2007. Cable companies appealed the FCC's decision, and while that decision was upheld by the D.C. Circuit in March 2010, that court indicated if the market continues to evolve, it is expected that the exclusivity prohibition may no longer be necessary. Any change in the Cable Act and the FCC's rules that permit the cable industry or cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis. As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with cable system operators. In the case of certain types of programming affiliated with Comcast, Time-Warner Cable, and Liberty, the terms of access to the programming are subject to arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review. We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be allowed to expire on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite. The FCC recently held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers. However, we cannot be sure that we can prevail in a complaint related to such programming, and gain access to it. Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

We face increasing competition from other distributors of foreign language programming, including programming distributed over the Internet. There can be no assurance that we will maintain subscribers in our foreign language programming services. In addition, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn. Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis. There can be no assurance that we will be able to grow or maintain our foreign language programming subscriber base.

Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consents at acceptable rates from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network station that do not elect “must carry” status, as required by the Communications Act. If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals. This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals. While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement. We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms (or at all) upon the expiration of our current retransmission consent agreements, some of which are short-term. In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations. These requirements may place constraints on available capacity on our satellites for other programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing. We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

The injunction against our retransmission of distant networks, currently waived, may be reinstated.

Pursuant to the Satellite Television Extension and Localism Act of 2010 ("STELA"), we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license. Because of that waiver, we may once again provide distant network signals to eligible subscribers. To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis. This condition poses a significant strain on our capacity. Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets. If we lose the waiver, the injunction could be reinstated. Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages. Our compliance with certain conditions for the waiver is subject to examination and review.

We are subject to significant regulatory oversight and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, which could adversely affect our business.

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, we may be required to incur additional expenses or alter our business model. The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations. You should review the regulatory disclosures under the caption “Item 1. Business - Government Regulation - FCC Regulation under the Communication Act” of DISH's Annual Report on Form 10-K.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2010, our total debt, including the debt of our subsidiaries, was $6.515 billion. Our debt levels could have significant consequences, including:

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

We have limited owned and leased satellite capacity and failures or reduced capacity could adversely affect our business.

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

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite's functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of the satellites. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the launch date.

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations. Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive. A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that we could obtain such FCC approval. If we choose to use a satellite in this manner, this use could adversely affect our ability to meet the operation deadlines associated with our authorizations. Failure to meet those deadlines could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks. A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. To accomplish this goal, we need to construct and launch satellites. Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Significant construction or launch delays could materially and adversely affect our ability to generate revenues. If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all. Please see further discussion under the caption “We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails” below.

Operational risks. Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers' errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

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

Environmental risks. Meteoroid events pose a potential threat to all in-orbit satellites. The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets. Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

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

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to DISH's common ownership and management.

We are an indirect, wholly-owned subsidiary of DISH, which controls all of our voting power and appoints all of our officers and directors. As a result of DISH's control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH and EchoStar. Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH, could arise include, but are not limited to, the following:

•
Cross officerships, directorships and stock ownership. We and DISH have significant overlap in directors and executive officers with EchoStar, which may lead to conflicting interests. Two of DISH's officers provide management services to EchoStar pursuant to a management services agreement between EchoStar and DISH and two executive officers are employees of both DISH and EchoStar. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. Furthermore, DISH's and our Board of Directors and officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH and as one of our directors. The executive officers and the members of DISH's and our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar's shareholders. For example, there is the potential for a conflict of interest when DISH and us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, certain of DISH's and our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from DISH, including Mr. Ergen, who owns approximately 43.8% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 56.0% of the voting power of EchoStar. Mr. Ergen's beneficial ownership of EchoStar excludes 18,900,405 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 33.5% of EchoStar's total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 36.7% of EchoStar's total voting power. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH and us, on the one hand, and EchoStar, on the other hand.

•
Intercompany agreements related to the Spin-off. DISH has entered into certain agreements with EchoStar pursuant to which DISH provides EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH at its cost plus a fixed margin. In addition, DISH has entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar's responsibility for certain liabilities previously undertaken by DISH for certain of EchoStar's businesses. DISH and us have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar is, among other things, obligated to sell to DISH and us at specified prices, set-top boxes and related equipment. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH and us and were not the result of arm's length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH under the separation and other intercompany agreements DISH entered into with EchoStar in connection with the Spin-off of EchoStar may have been different if agreed to by two unaffiliated parties. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH. In addition, conflicts could arise between DISH and us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

•
Additional intercompany transactions. EchoStar or its affiliates have and will continue to enter into transactions with DISH or its subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties

•
Business Opportunities. DISH has retained interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar. DISH may also compete with EchoStar when we participate in auctions for spectrum or orbital slots for satellites. In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against DISH in the subscription television business.

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

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other executives. The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them. Pursuant to a management services agreement with EchoStar entered into at the time of the Spin-off, two of our officers provide services to EchoStar. In addition, Roger J. Lynch also serves as Executive Vice President, Advanced Technologies of EchoStar. To the extent Mr. Lynch and such other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business - Patents and Trademarks of DISH's Annual Report on Form 10-K.

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

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	a high degree of risk involved in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful; and

•	our possible inability to achieve the intended objectives of the transaction.

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

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”). The FCC has adopted digital carriage rules that require DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters' HD signals by February 2013 in markets in which DISH Network elects to provide local channels in HD. In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations. DISH Network has entered into an agreement with a number of PBS stations to comply with the requirements. DISH Network has also challenged the constitutionality of this provision but has not prevailed in its effort to obtain temporary injunctive relief. The carriage of additional HD signals on our DBS system could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

In addition, there is a pending rulemaking before the FCC regarding whether to require DBS providers to carry all broadcast stations in a local market in both standard definition and HD if they carry any station in that market in both standard definition and HD. If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station. We cannot predict the outcome or timing of that rulemaking process.

Our parent, DISH, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

Charles W. Ergen, DISH's Chairman, President and Chief Executive Officer, currently beneficially owns approximately 53.6%
of DISH's total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 90.5% of the total voting power of DISH. Mr. Ergen's beneficial ownership of shares of DISH's Class A Common Stock excludes 4,245,151 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 2.0% of DISH's total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power of DISH. Through his voting power, Mr. Ergen has the ability to elect a majority of DISH's directors and to control all other matters requiring the approval of DISH's stockholders. As a result, DISH is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010. If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH's stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The following table sets forth certain information concerning our principal properties, all of which are used by DISH Network, our only business segment.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Pine Brook, New Jersey			X
Customer call center and general offices, Tulsa, Oklahoma			X
Customer call center, Alvin, Texas			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, warehouse and service center, El Paso, Texas	X
Service center, Englewood, Colorado		X
Service center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse, Denver, Colorado	X
Warehouse, distribution and service center, Atlanta, Georgia			X

(1)	See Note 15 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Agreements.

In addition to the principal properties listed above, we operate several DISH Network service centers strategically located in regions throughout the United States. Furthermore, we own or lease capacity on 13 satellites which are a major component of our DISH Network DBS System. See further discussion under Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. Acacia may no longer appeal this dismissal since their time to seek en banc review with the Federal Circuit Court of Appeals or petition the United States Supreme Court for certiorari has now expired.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN's motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed. We appealed the partial grant of ESPN's motion to the New York State Supreme Court, Appellate Division, First Department. After the partial grant of ESPN's motion, ESPN sought an additional $30 million under the applicable affiliation agreements. On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN's motion and ruled that we owe the full amount of approximately $65 million under the applicable affiliation agreement. There can be no assurance that ESPN will not seek, and that the New York State Supreme Court, Appellate Division, First Department will not award a higher amount. On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN's motion on the counterclaim. However, it did not rule on the amount that we owe ESPN pursuant to its counterclaim. The appellate court will determine this amount as part of a separate proceeding. For the year ended December 31, 2010, we recorded $42 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which reflects our estimated exposure for ESPN's counterclaim. We intend to vigorously prosecute and defend this case.

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

During 2006, we and EchoStar, together with NagraStar L.L.C., filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court's grant of summary judgment, and dismissed the action with prejudice. Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice. We also agreed to dismiss our Declaratory Judgment action without prejudice.

Ganas L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against us, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756. The patents relate to hypertext transfer protocol and simple object access protocol. Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400. The patents relate to on-demand services. Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million. We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.   As a result, we recorded $60 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” for the year ended December 31, 2010 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 9, 2011, the court granted final approval of the settlement; however, our payment of the settlement amount is still subject to the satisfaction of certain conditions, including the lapse of all applicable appeal periods.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

Tivo Inc.

During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total accrual of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury's verdict of infringement on Tivo's “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo's “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million accrual was released from an escrow account to Tivo.

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

The District Court held a hearing on July 28, 2009 on Tivo's claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo's request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court's injunction. We also challenged Tivo's calculation of profits. On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The

District Court also awarded Tivo its attorneys' fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys' fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009, we increased our total accrual by $361 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through December 2009 plus interest. During the years ended December 31, 2010 and 2009, we recorded $124 million and $361 million, respectively, of “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2008, we did not record any litigation expense related to this case. Our total accrual at December 31, 2010 was $517 million and is included in “Litigation accrual” on our Consolidated Balance Sheets.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court's contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument occurred on November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through December 31, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

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

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom's request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits. In April 2010, we and Voom each filed motions for summary judgment. Voom later filed two motions seeking discovery sanctions. On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom's motions for discovery sanctions. The Court's decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial. We appealed the grant of Voom's motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department. On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of February 21, 2011, all 1,015 issued and outstanding shares of our common stock were held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH, formerly known as EchoStar Orbital Corporation. There is currently no established trading market for our common stock.

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

During 2008, we paid dividends totaling $1.150 billion to DOC for general corporate purposes. In addition, we purchased EchoStar XI from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, formerly known as EchoStar Orbital II L.L.C., for its fair value of approximately $330 million. We assumed $17 million in vendor financing and the difference, or $313 million, was paid to our affiliate. We recorded the satellite at DOLLC II's carrying value of $200 million and recorded the difference, or $130 million, as a capital distribution to DOC.

On November 6, 2009, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or $894 million in the aggregate. On December 1, 2009, we paid a dividend of $1.050 billion to DOC to fund the payment of DISH's dividend and other potential DISH cash needs.

During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $448 million. We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate. We recorded the satellite at DOLLC II's carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to our parent company, DISH Orbital Corporation (“DOC”).

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

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this annual report. This management's narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Overview

The DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009. This decrease primarily resulted from increased churn. Our average monthly subscriber churn rate for the year ended December 31, 2010 was 1.76%, compared to 1.64% for the same period in 2009. Churn increased during the year as a result of the increasingly competitive nature of our industry, the current economic conditions, multiple programming interruptions related to contract disputes with several content providers during the fourth quarter of 2010, and our 2010 price increases. In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended our new subscriber commitment from 18 to 24 months. Consequently, during the second half of 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

During the year ended December 31, 2010, DISH Network added approximately 3.052 million gross new subscribers compared to approximately 3.118 million gross new subscribers during the same period in 2009, a decrease of 2.1%. Our gross activations in 2010 were negatively impacted relative to 2009 by increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors' promotional offers, which included an increased level of discounts.

Programming costs continue to represent an increasing percentage of our “Subscriber-related expenses.” Going forward, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms. Additionally, our gross new subscriber additions and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire. During the fourth quarter of 2010, our gross subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions related to contract disputes with several content providers.

As the pay-TV industry matures, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other's existing subscriber bases rather than from first-time purchasers of pay-TV services. Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers. Furthermore, although we seek to remain the low cost provider in the pay-TV industry in the U.S, our price increases during 2010 along with our inability to effectively market our low cost position contributed to increased churn. In addition, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH Network. In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network.

To combat signal theft and improve the security of our broadcast system, we completed the replacement of our security access devices to re-secure our system during 2009. We expect that additional future replacements of these devices will be necessary to keep our system secure. To combat other forms of fraud, we continue to monitor our third party distributors to ensure adherence to our business rules.

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial position and results of operations. To address our operational inefficiencies, we continue to focus on simplifying and standardizing our operations. For example, we have streamlined our hardware offerings and continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations. These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our increased spending will ultimately be successful in yielding such returns.

We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts. Initiatives to transmit certain programming only in MPEG-4 and to activate most new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers. To meet current demand, we have increased the rate at which we upgrade existing subscribers to HD and DVR receivers. While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help mitigate subscriber churn in the future and reduce costs over the long run.

We are also continuing to change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives. We expect to continue these initiatives through 2011. We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we are promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, referred to as “TV Everywhere.” TV Everywhere utilizes, among other things, online access and Slingbox “placeshifting” technology. There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber additions.

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

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Our “Subscriber-related expenses” as a percentage of “Subscriber-related revenue” was 53.2% during the year ended December 31, 2010 compared to 55.1% during the same period in 2009. ARPU was positively impacted by price increases in February and June 2010. “Subscriber-related expenses” continued to be negatively impacted by increased programming costs and initiatives to improve customer service. We continue to focus on addressing operational inefficiencies specific to DISH Network, which we believe will contribute to long-term subscriber growth.

Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011. We expect to fund our future working capital, capital expenditure and debt service requirements from cash generated from operations, existing cash and marketable investment securities balances, and cash generated through raising additional capital.

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

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations. In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom's request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits. In April 2010, we and Voom each filed motions for summary judgment. Voom later filed two motions seeking discovery sanctions. On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom's motions for discovery sanctions. The Court's decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial. We appealed the grant of Voom's motion for discovery sanctions to the New York State Supreme

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Court, Appellate Division, First Department. On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages.

On February 24, 2011, we amended and restated our previously announced investment agreement, dated as of February 1, 2011, with DBSD North America, Inc. (“DBSD North America”), pursuant to which we had originally committed to acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy for approximately $1 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt (the “Original Investment Agreement”). Under our February 24, 2011 amended and restated investment agreement (the “Revised Investment Agreement”), which remains subject to approval by the Bankruptcy Court, we intend to make a cash tender offer to purchase certain claims against DBSD North America and its affiliates, upon the terms and conditions set forth in the Revised Investment Agreement for an amount up to approximately $1 billion. This amount will be paid after the tender offer is accepted in accordance with its terms. The closing of the tender offer is not conditioned upon receipt of approval from the Federal Communications Commission (the "FCC").
In connection with our Original Investment Agreement, we had also proposed an $87.5 million debtor-in-possession credit facility (the “Original Credit Facility”) to DBSD North America and certain of its affiliates in connection with filings by DBSD North America and such affiliates for protection under Chapter 11 of the U.S. Bankruptcy Code.
On February 24, 2011, we also proposed a revised Credit Facility (the “Revised Credit Facility”) to provide DBSD North America and its affiliates with a non-revolving, multiple draw term loan in the aggregate principal amount of $87.5 million, with drawings subject to the terms and conditions set forth in the Revised Credit Facility. The Revised Credit Facility remains subject to approval by the Bankruptcy Court.
Under the Revised Investment Agreement, we remain committed to support DBSD North America’s plan of reorganization under which we will acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy. Under the Revised Investment Agreement: (i) all claims under those 7.5% Convertible Senior Secured Notes due 2009, issued under that certain indenture dated August 15, 2005, as supplemented and amended, among DBSD North America, the guarantors named therein, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, will be paid in full; (ii) all of DBSD North America’s obligations under the Revised Credit Facility will be paid in full; (iii) the holders of general unsecured claims of DBSD North America shall receive partial payment; and (iv) certain additional claims in bankruptcy will also be paid in full.
Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. We may make investments in or partner with others to expand our business into mobile and portable video, data and voice services. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The Spin-off. On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar. DISH including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both DISH and EchoStar are owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue. “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with multiple receivers, advertising services, fees earned from our in-home service operations and other subscriber revenue. Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.

Equipment sales, services and other revenue - EchoStar. “Equipment sales, services and other revenue - EchoStar” includes revenue related to equipment sales, professional services, and other agreements with EchoStar.

Subscriber-related expenses. “Subscriber-related expenses” principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

Satellite and transmission expenses - EchoStar. “Satellite and transmission expenses - EchoStar” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.

Satellite and transmission expenses - other. “Satellite and transmission expenses - other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.

Equipment, services and other cost of sales. “Equipment, services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers. In addition, this category includes costs related to equipment sales, professional services, and other agreements with EchoStar.

Subscriber acquisition costs. In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH Network subscribers. Our “Subscriber acquisition costs” include the cost of our receiver systems sold to retailers and other third-party distributors of our equipment, the cost of receiver systems sold directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising. We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

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

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,538,950	$11,537,703	$1,001,247	8.7
Equipment sales and other revenue	59,607	97,856	(38,249)	(39.1)
Equipment sales, services and other revenue - EchoStar	37,180	27,559	9,621	34.9
Total revenue	12,635,737	11,663,118	972,619	8.3

Costs and Expenses:
Subscriber-related expenses	6,675,095	6,359,138	315,957	5.0
% of Subscriber-related revenue	53.2%	55.1%
Satellite and transmission expenses - EchoStar	418,286	319,752	98,534	30.8
% of Subscriber-related revenue	3.3%	2.8%
Satellite and transmission expenses - other	39,776	33,477	6,299	18.8
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	76,295	121,238	(44,943)	(37.1)
Subscriber acquisition costs	1,652,992	1,539,515	113,477	7.4
General and administrative expenses	620,924	600,110	20,814	3.5
% of Total revenue	4.9%	5.1%
Litigation expense	225,456	361,024	(135,568)	(37.6)
Depreciation and amortization	983,360	939,714	43,646	4.6
Total costs and expenses	10,692,184	10,273,968	418,216	4.1

Operating income (loss)	1,943,553	1,389,150	554,403	39.9

Other Income (Expense):
Interest income	13,744	13,985	(241)	(1.7)
Interest expense, net of amounts capitalized	(470,890)	(407,413)	(63,477)	(15.6)
Other, net	581	(19,129)	19,710	NM
Total other income (expense)	(456,565)	(412,557)	(44,008)	(10.7)

Income (loss) before income taxes	1,486,988	976,593	510,395	52.3
Income tax (provision) benefit, net	(538,312)	(372,938)	(165,374)	(44.3)
Effective tax rate	36.2%	38.2%
Net income (loss)	$948,676	$603,655	$345,021	57.2

Other Data:
DISH Network subscribers, as of period end (in millions)	14.133	14.100	0.033	0.2
DISH Network subscriber additions, gross (in millions)	3.052	3.118	(0.066)	(2.1)
DISH Network subscriber additions, net (in millions)	0.033	0.422	(0.389)	(92.2)
Average monthly subscriber churn rate	1.76%	1.64%	0.12%	7.3
Average monthly revenue per subscriber (“ARPU”)	$73.32	$70.04	$3.28	4.7
Average subscriber acquisition costs per subscriber (“SAC”)	$776	$697	$79	11.3
EBITDA	$2,927,494	$2,309,735	$617,759	26.7

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network subscribers. As of December 31, 2010, we had approximately 14.133 million DISH Network subscribers compared to approximately 14.100 million subscribers at December 31, 2009, an increase of 0.2%. During the year ended December 31, 2010, DISH Network added approximately 3.052 million gross new subscribers compared to approximately 3.118 million gross new subscribers during the same period in 2009, a decrease of 2.1%. Our gross activations in 2010 were negatively impacted relative to 2009 by increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors' promotional offers, which included an increased level of discounts. DISH Network added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009. This decrease primarily resulted from increased churn.

Our average monthly subscriber churn rate for the year ended December 31, 2010 was 1.76%, compared to 1.64% for the same period in 2009. Churn increased during the year as a result of the increasingly competitive nature of our industry, the current economic conditions, multiple programming interruptions related to contract disputes with several content providers during the fourth quarter of 2010, and our 2010 price increases. In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide strong customer service, and our ability to control piracy. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended our new subscriber commitment from 18 to 24 months. Consequently, during the second half of 2009, churn was positively impacted by, among other things, this increase in our new subscriber commitment period.

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

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $12.539 billion for the year ended December 31, 2010, an increase of $1.001 billion or 8.7% compared to the same period in 2009. This change was primarily related to the increase in “ARPU” discussed below as well as a larger average subscriber base during the year ended December 31, 2010 compared to the same period in 2009.

ARPU. “Average monthly revenue per subscriber” was $73.32 during the year ended December 31, 2010 versus $70.04 during the same period in 2009. The $3.28 or 4.7% increase in ARPU was primarily attributable to price increases in February and June 2010 and changes in the sales mix toward more advanced hardware offerings. ARPU increased as a result of higher hardware related fees which include rental fees, fees earned from our in-home service operations, and fees for DVRs. This increase was partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $60 million during the year ended December 31, 2010, a decrease of $38 million or 39.1% compared to the same period in 2009. The decrease in “Equipment sales and other revenue” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories, and digital converter boxes in 2010 compared to the same period in 2009.

Subscriber-related expenses. “Subscriber-related expenses” totaled $6.675 billion during the year ended December 31, 2010, an increase of $316 million or 5.0% compared to the same period in 2009. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs. The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates and by a larger average subscriber base. This increase was partially offset by reduced costs related to our call centers, customer retention, and in-home service operations. We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems and other initiatives, primarily in our call centers and in-home service operations. “Subscriber-related expenses” represented 53.2% and 55.1% of “Subscriber-related revenue” during the years ended December 31, 2010 and 2009, respectively. The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue” and the reduced costs discussed above, partially offset by higher programming costs.

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Satellite and transmission expenses - EchoStar. “Satellite and transmission expenses - EchoStar” totaled $418 million during the year ended December 31, 2010, an increase of $99 million or 30.8% compared to the same period in 2009. The increase in “Satellite and transmission expenses - EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and the increase in uplink services. The increase in uplink services was primarily attributable to the launch of additional local channels and increased costs related to additional satellites being placed into service. See Note 15 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion. “Satellite and transmission expenses - EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.3% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Equipment, services and other cost of sales. “Equipment, services and other cost of sales” totaled $76 million during the year ended December 31, 2010, a decrease of $45 million or 37.1% compared to the same period in 2009. This decrease in “Equipment, services and other cost of sales” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories and in sales of digital converter boxes, and lower charges for slow moving and obsolete inventory in 2010 compared to the same period in 2009.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $1.653 billion for the year ended December 31, 2010, an increase of $113 million or 7.4% compared to the same period in 2009. This increase was primarily attributable to higher SAC discussed below, partially offset by the decline in gross new subscriber additions.

SAC. SAC was $776 during the year ended December 31, 2010 compared to $697 during the same period in 2009, an increase of $79 or 11.3%. This increase was primarily attributable to increased advertising and hardware costs per activation.

During the years ended December 31, 2010 and 2009, the amount of equipment capitalized under our lease program for new subscribers totaled $716 million and $634 million, respectively. This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in hardware costs per activation, which was driven by an increase in the deployment of more advanced set-top boxes, such as HD receivers and HD DVRs, and a decrease in the redeployment of remanufactured receivers. The increase in the deployment of more advanced set-top boxes was partially driven by our HD Free for Life promotion, which began during June 2010.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new lease program. During the years ended December 31, 2010 and 2009, these amounts totaled $108 million and $94 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years. These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites. A majority of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation. We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner. In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs. All new receivers that we have purchased from EchoStar since 2009 utilize MPEG-4 technology. Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

higher priced MPEG-4 technology. This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Litigation expense. “Litigation expense” totaled $225 million during the year ended December 31, 2010, a $136 million or 37.6% decrease compared to the same period in 2009. “Litigation expense” during 2009 included expense related to the Tivo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense. See Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization. “Depreciation and amortization” expense totaled $983 million during the year ended December 31, 2010, a $44 million or 4.6% increase compared to the same period in 2009. The change in “Depreciation and amortization” expense was primarily due to an increase in depreciation on satellites, as a result of EchoStar XIV and EchoStar XV being placed into service and on equipment leased to subscribers.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $471 million during the year ended December 31, 2010, an increase of $63 million or 15.6% compared to the same period in 2009. This change primarily resulted from an increase in interest expense related to the issuance of debt during the second half of 2009.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.927 billion during the year ended December 31, 2010, an increase of $618 million or 26.7% compared to the same period in 2009. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2010	2009
	(In thousands)
EBITDA	$2,927,494	$2,309,735
Interest expense, net	(457,146)	(393,428)
Income tax provision (benefit), net	(538,312)	(372,938)
Depreciation and amortization	(983,360)	(939,714)
Net income (loss)	$948,676	$603,655

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

Income tax (provision) benefit, net. Our income tax provision was $538 million during the year ended December 31, 2010, an increase of $165 million compared to the same period in 2009. The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss). “Net income (loss)” was $949 million during the year ended December 31, 2010, an increase of $345 million compared to $604 million for the same period in 2009. The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$11,537,703	$11,455,575	$82,128	0.7
Equipment sales and other revenue	97,856	124,255	(26,399)	(21.2)
Equipment sales, services and other revenue - EchoStar	27,559	37,351	(9,792)	(26.2)
Total revenue	11,663,118	11,617,181	45,937	0.4

Costs and Expenses:
Subscriber-related expenses	6,359,138	5,977,355	381,783	6.4
% of Subscriber-related revenue	55.1%	52.2%
Satellite and transmission expenses - EchoStar	319,752	305,322	14,430	4.7
% of Subscriber-related revenue	2.8%	2.7%
Satellite and transmission expenses - other	33,477	32,407	1,070	3.3
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	121,238	169,917	(48,679)	(28.6)
Subscriber acquisition costs	1,539,515	1,531,741	7,774	0.5
General and administrative expenses	600,110	540,090	60,020	11.1
% of Total revenue	5.1%	4.6%
Litigation expense	361,024	—	361,024	NM
Depreciation and amortization	939,714	1,000,230	(60,516)	(6.1)
Total costs and expenses	10,273,968	9,557,062	716,906	7.5

Operating income (loss)	1,389,150	2,060,119	(670,969)	(32.6)

Other Income (Expense):
Interest income	13,985	52,755	(38,770)	(73.5)
Interest expense, net of amounts capitalized	(407,413)	(368,838)	(38,575)	(10.5)
Other, net	(19,129)	45,391	(64,520)	NM
Total other income (expense)	(412,557)	(270,692)	(141,865)	(52.4)

Income (loss) before income taxes	976,593	1,789,427	(812,834)	(45.4)
Income tax (provision) benefit, net	(372,938)	(696,946)	324,008	46.5
Effective tax rate	38.2%	38.9%
Net income (loss)	$603,655	$1,092,481	$(488,826)	(44.7)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.100	13.678	0.422	3.1
DISH Network subscriber additions, gross (in millions)	3.118	2.966	0.152	5.1
DISH Network subscriber additions, net (in millions)	0.422	(0.102)	0.524	NM
Average monthly subscriber churn rate	1.64%	1.86%	(0.22)%	(11.8)
Average monthly revenue per subscriber (“ARPU”)	$70.04	$69.27	$0.77	1.1
Average subscriber acquisition costs per subscriber (“SAC”)	$697	$720	$(23)	(3.2)
EBITDA	$2,309,735	$3,105,740	$(796,005)	(25.6)

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

DISH Network added approximately 422,000 net new subscribers during the year ended December 31, 2009, compared to a loss of approximately 102,000 net new subscribers during the same period in 2008 as a result of higher gross subscriber additions and reduced churn. Our increased gross subscriber additions were primarily a result of our sales and marketing promotions during the last half of 2009. Our average monthly subscriber churn rate for the year ended December 31, 2009 was 1.64%, compared to 1.86% for the same period in 2008. Churn was positively impacted by, among other things, the completion of our security access device replacement program, an increase in our new subscriber commitment period and initiatives to retain subscribers. Historically, we have experienced slightly higher churn in the months following the expiration of commitments for new subscribers. In February 2008, we extended the required new subscriber commitment from 18 to 24 months. During the last half of 2009, due to the change in promotional mix, we had fewer expiring new subscriber commitments.

Subscriber-related revenue. DISH Network “Subscriber-related revenue” totaled $11.538 billion for the year ended December 31, 2009, an increase of $82 million or 0.7% compared to the same period in 2008. This change was primarily related to the increase in “ARPU” discussed below, partially offset by the decline in our subscriber base from second quarter 2008 through first quarter 2009.

ARPU. “Average monthly revenue per subscriber” was $70.04 during the year ended December 31, 2009 versus $69.27 during the same period in 2008. The $0.77 or 1.1% increase in ARPU was primarily attributable to price increases in February 2009 and 2008 on some of our most popular programming packages and changes in the sales mix toward HD programming packages and advanced hardware offerings. As a result of our promotions, which provided an incentive for advanced hardware offerings, we continued to see increased hardware related fees, which included fees earned from our in-home service operations, rental fees and fees for DVRs. These increases were partially offset by increases in the amount of promotional discounts on programming offered to our new subscribers and retention initiatives offered to existing subscribers, and by decreases in premium movie revenue and pay-per-view buys.

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

Satellite and transmission expenses - EchoStar. “Satellite and transmission expenses - EchoStar” totaled $320 million during the year ended December 31, 2009, an increase of $14 million or 4.7% compared to 2008. The increase in “Satellite and transmission expenses - EchoStar” is primarily related to higher uplink center costs, partially offset by fewer transponders leased during the year ended December 31, 2009 compared to the same period in 2008. The higher uplink center costs were primarily associated with an increase in the charges from EchoStar related to infrastructure costs for new ground equipment to support our new satellites and the routine replacement of existing uplink equipment. The decline in transponder lease expense primarily relates to a reduction in the number of transponders leased as a result of the launch of an owned satellite. This decrease was partially offset by the increase in expense related to the Nimiq 5 satellite, which was placed in service in October 2009. “Satellite and transmission expenses - EchoStar” as a percentage of “Subscriber-related revenue” increased to 2.8% in 2009 from 2.7% in 2008.

Equipment, services and other cost of sales. “Equipment services and other cost of sales” totaled $121 million during the year ended December 31, 2009, a decrease of $49 million or 28.6% compared to the same period in 2008. This decrease in “Equipment, services and other cost of sales” primarily resulted from lower non-subsidized sales of DBS accessories, a decline in charges for slow moving and obsolete inventory and a decrease in services provided to EchoStar under our transition services agreement with EchoStar.

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Litigation expense. We recorded $361 million of “Litigation expense” during the year ended December 31, 2009 for supplemental damages, contempt sanctions and interest. See Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $2.310 billion during the year ended December 31, 2009, a decrease of $796 million or 25.6% compared to the same period in 2008. EBITDA for the year ended December 31, 2009 was negatively impacted by the $361 million “Litigation expense.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2009	2008
	(In thousands)
EBITDA	$2,309,735	$3,105,740
Interest expense, net	(393,428)	(316,083)
Income tax provision (benefit), net	(372,938)	(696,946)
Depreciation and amortization	(939,714)	(1,000,230)
Net income (loss)	$603,655	$1,092,481

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
Cash, Cash Equivalents and Current Marketable Investment Securities
As of December 31, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $2.100 billion, all of which was invested in (a) cash; (b) variable rate demand notes (“VRDNs”) convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.
Interest Rate Risk
A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our December 31, 2010 current non-strategic investment portfolio of $2.100 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $10 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.
Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2010 of 0.7%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $1 million in annual interest income.
Restricted Cash and Marketable Investment Securities
As of December 31, 2010, we had $132 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our December 31, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Fixed Rate Debt, Mortgages and Other Notes Payable
As of December 31, 2010, we had long-term debt of $6.228 billion on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $6.486 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $159 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2010, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $44 million.

Derivative Financial Instruments
From time to time, we speculate using derivative financial instruments, such amounts, however, are typically insignificant.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2011. KPMG served as our independent registered public accounting firm for the fiscal year ended December 31, 2010.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2010 and 2009

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH's and our annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by KPMG LLP to DISH and us during those periods. We have reported the fees billed for services rendered to both DISH and us because we represent the substantial majority of DISH's assets and operations and because the services are not rendered or billed specifically for us but for the DISH consolidated group as a whole. However, the following table does not include fees for professional services rendered by KPMG LLP that were charged in respect of EchoStar for 2010 and 2009.

	For the Years Ended
	December 31,
	2010	2009
Audit Fees (1)	$1,665,000	$1,859,896
Audit-Related Fees (2)	45,194	18,500
Total Audit and Audit-Related Fees	1,710,194	1,878,396
Tax Fees (3)	471,887	370,701
All Other Fees	—	—
Total Fees	$2,182,081	$2,249,097

(1) Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q, fees in connection with the audit of DISH's internal control over financial reporting and fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.
(2) Consists of fees for audit of financial statements of certain employee benefit plans, and other audit related services
(3) Consists of fees for tax consultation and tax compliance services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors has delegated to DISH's Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm. The Audit Committee of DISH has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee of DISH in one of the following ways:

•	Request for approval of services at a meeting of the Audit Committee; or

•	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2010 and 2009 were pre-approved by the Audit Committee of DISH.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

(1)    Financial Statements
(2)    Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)    Exhibits

Exhibit No.	Description
3.1(a)*	Articles of Incorporation of DDBS (incorporated by reference to Exhibit 3.4(a) to the Company's Registration Statement on Form S-4, Registration No. 333-31929).
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

3.1(d)*	Bylaws of DDBS (incorporated by reference to Exhibit 3.4(b) to the Company's Registration Statement on Form S-4, Registration No. 333-31929).
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

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH's Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**
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

21 ☐	Subsidiaries of DISH DBS Corporation.
31.1 ☐	Section 302 Certification of Chief Executive Officer.
31.2 ☐	Section 302 Certification of Chief Financial Officer.
32.1 ☐	Section 906 Certification of Chief Executive Officer.
32.2 ☐	Section 906 Certification of Chief Financial Officer.
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

DISH DBS CORPORATION

		By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Charles W. Ergen		Chief Executive Officer, President and Chairman	February 25, 2011
Charles W. Ergen		(Principal Executive Officer)

/s/ Robert E. Olson		Executive Vice President and Chief Financial Officer	February 25, 2011
Robert E. Olson		(Principal Financial and Accounting Officer)

/s/ James DeFranco		Director	February 25, 2011
James DeFranco

/s/ R. Stanton Dodge		Director	February 25, 2011
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
DISH DBS Corporation:
We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder's equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of DISH DBS Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Denver, Colorado
February 25, 2011

DISH DBS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$507,266	$98,226
Marketable investment securities (Note 4)	1,592,911	1,709,131
Trade accounts receivable - other, net of allowance for doubtful accounts
of $29,650 and $16,372, respectively	771,383	741,351
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	14,155	38,347
Inventory	487,046	295,950
Deferred tax assets (Note 8)	281,957	189,058
Other current assets	70,515	61,730
Total current assets	3,725,233	3,133,793

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	132,395	128,474
Property and equipment, net (Note 6)	3,230,849	2,601,180
FCC authorizations	679,570	679,570
Other noncurrent assets, net	67,586	75,776
Total noncurrent assets	4,110,400	3,485,000
Total assets	$7,835,633	$6,618,793

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$161,413	$141,213
Trade accounts payable - EchoStar	238,629	269,542
Deferred revenue and other	803,737	815,864
Accrued programming	1,089,976	985,928
Litigation accrual (Note 11)	619,022	393,566
Other accrued expenses	512,705	485,637
Current portion of long-term debt and capital lease obligations (Note 7)	1,030,895	26,518
Total current liabilities	4,456,377	3,118,268

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 7)	5,484,041	6,470,046
Deferred tax liabilities	621,943	370,226
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	215,832	291,565
Total long-term obligations, net of current portion	6,321,816	7,131,837
Total liabilities	10,778,193	10,250,105

Commitments and Contingencies (Note 11)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized,
1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,170,560	1,154,614
Accumulated other comprehensive income (loss)	3,765	3,833
Accumulated earnings (deficit)	(4,116,885)	(4,789,759)
Total stockholder’s equity (deficit)	(2,942,560)	(3,631,312)
Total liabilities and stockholder’s equity (deficit)	$7,835,633	$6,618,793

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
Revenue:
Subscriber-related revenue	$12,538,950	$11,537,703	$11,455,575
Equipment sales and other revenue	59,607	97,856	124,255
Equipment sales - EchoStar	3,127	7,457	11,601
Services and other revenue - EchoStar	34,053	20,102	25,750
Total revenue	12,635,737	11,663,118	11,617,181

Costs and Expenses:
Subscriber-related expenses (exclusive of depreciation shown
below - Note 6)	6,675,095	6,359,138	5,977,355
Satellite and transmission expenses (exclusive of depreciation shown below - Note 6):
EchoStar	418,286	319,752	305,322
Other	39,776	33,477	32,407
Equipment, services and other cost of sales	76,295	121,238	169,917
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar (exclusive of
depreciation shown below - Note 6)	175,777	188,793	167,508
Other subscriber promotion subsidies	1,104,652	1,071,655	1,124,103
Subscriber acquisition advertising	372,563	279,067	240,130
Total subscriber acquisition costs	1,652,992	1,539,515	1,531,741
General and administrative expenses - EchoStar	47,429	45,356	53,373
General and administrative expenses	573,495	554,754	486,717
Litigation expense (Note 11)	225,456	361,024	—
Depreciation and amortization (Note 6)	983,360	939,714	1,000,230
Total costs and expenses	10,692,184	10,273,968	9,557,062

Operating income (loss)	1,943,553	1,389,150	2,060,119

Other Income (Expense):
Interest income	13,744	13,985	52,755
Interest expense, net of amounts capitalized	(470,890)	(407,413)	(368,838)
Other, net	581	(19,129)	45,391
Total other income (expense)	(456,565)	(412,557)	(270,692)

Income (loss) before income taxes	1,486,988	976,593	1,789,427
Income tax (provision) benefit, net (Note 8)	(538,312)	(372,938)	(696,946)
Net income (loss)	$948,676	$603,655	$1,092,481

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities	(68)	12,625	6,436
Recognition of previously unrealized (gains) losses on
available-for-sale securities included in net income (loss)	—	—	(11,247)
Deferred income tax (expense) benefit	—	—	(1,577)
Comprehensive income (loss)	$948,608	$616,280	$1,086,093

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2007	$—	$1,121,012	$396	$(3,125,120)	$(2,003,712)
Capital contribution from DISH (Note 15)	—	5,221	—	—	5,221
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(1,150,000)	(1,150,000)
Stock-based compensation	—	15,349	—	—	15,349
Income tax (expense) benefit related to stock awards and other	—	947	—	—	947
Change in unrealized holding gains (losses)
on available-for-sale securities, net	—	—	(4,811)	—	(4,811)
Deferred income tax (expense) benefit attributable to
unrealized holding gains (losses) on available-for-sale securities	—	—	(1,577)	—	(1,577)
Capital distribution to affiliate	—	—	—	(130,299)	(130,299)
Capital contribution to DISH in connection with the Spin-off	—	—	(2,800)	(1,030,476)	(1,033,276)
Net income (loss)	—	—	—	1,092,481	1,092,481
Balance, December 31, 2008	$—	$1,142,529	$(8,792)	$(4,343,414)	$(3,209,677)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(1,050,000)	(1,050,000)
Stock-based compensation	—	12,227	—	—	12,227
Income tax (expense) benefit related to stock awards and other	—	(142)	—	—	(142)
Change in unrealized holding gains (losses)
on available-for-sale securities, net	—	—	12,625	—	12,625
Net income (loss)	—	—	—	603,655	603,655
Balance, December 31, 2009	$—	$1,154,614	$3,833	$(4,789,759)	$(3,631,312)
Capital distribution to affiliate	—	—	—	(266,699)	(266,699)
Stock-based compensation	—	15,387	—	—	15,387
Income tax (expense) benefit related to stock awards and other	—	559	—	—	559
Change in unrealized holding gains (losses)
on available-for-sale securities, net	—	—	(68)	—	(68)
Capital transaction with EchoStar in connection with purchases
of strategic investments, net of tax of $2,895 (see Note 15)	—	—	—	(9,103)	(9,103)
Net income (loss)	—	—	—	948,676	948,676
Balance, December 31, 2010	$—	$1,170,560	$3,765	$(4,116,885)	$(2,942,560)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$948,676	$603,655	$1,092,481
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	983,360	939,714	1,000,230
Equity in losses (earnings) of affiliates	—	1,975	(1,739)
Realized and unrealized losses (gains) on investments	—	18,933	(42,226)
Non-cash, stock-based compensation	15,387	12,227	15,349
Deferred tax expense (benefit) (Note 8)	182,859	(32,513)	180,245
Other, net	375	5,851	7,400
Change in noncurrent assets	443	6,507	7,744
Change in long-term deferred revenue, distribution and
carriage payments and other long-term liabilities	(98,131)	11,857	(98,957)
Changes in current assets and current liabilities:
Trade accounts receivable - other	(41,311)	56,460	(142,614)
Allowance for doubtful accounts	13,279	1,165	1,188
Advances to affiliates	—	—	78,578
Trade accounts receivable - EchoStar	24,192	(16,777)	(20,604)
Inventory	(228,625)	51,411	(157,761)
Other current assets	(8,781)	9,587	3,106
Trade accounts payable	20,200	(33,809)	(110,912)
Trade accounts payable - EchoStar	(31,913)	(28,087)	297,629
Advances from affiliates	—	—	(85,613)
Deferred revenue and other	(11,913)	(14,116)	(23,262)
Litigation accrual (Note 11)	225,456	361,024	—
Accrued programming and other accrued expenses	151,427	39,333	(65,106)
Net cash flows from operating activities	2,144,980	1,994,397	1,935,156

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,352,377)	(5,590,668)	(4,372,496)
Sales and maturities of marketable investment securities	4,468,529	4,277,251	4,595,360
Purchases of property and equipment	(1,547,523)	(922,420)	(1,155,377)
Change in restricted cash and marketable investment securities	(3,921)	(57,731)	79,898
Purchase of strategic investments included in noncurrent other investment securities	(11,742)	(1,214)	—
Proceeds from sale of strategic investments	4,000	—	106,200
Other	703	—	3
Net cash flows from investing activities	(1,442,331)	(2,294,782)	(746,412)

Cash Flows From Financing Activities:
Contribution of cash and cash equivalents to EchoStar in connection with the Spin-off	—	—	(27,723)
Proceeds from issuance of long-term debt	—	1,400,000	750,000
Deferred debt issuance costs	—	(23,090)	(4,972)
Repayment of long-term debt and capital lease obligations	(26,910)	(26,300)	(1,010,000)
Dividend to DISH Orbital Corporation	—	(1,050,000)	(1,150,000)
Capital distribution to affiliate	(266,699)	—	(130,299)
Net cash flows from financing activities	(293,609)	300,610	(1,572,994)

Net increase (decrease) in cash and cash equivalents	409,040	225	(384,250)
Cash and cash equivalents, beginning of period	98,226	98,001	482,251
Cash and cash equivalents, end of period	$507,266	$98,226	$98,001

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH”). DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation, a direct subsidiary of DISH. We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) in the United States which had 14.133 million subscribers as of December 31, 2010. We have deployed substantial resources to develop the “DISH Network DBS System.” The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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
The two entities consist of the following:

•	DISH Network Corporation - which retained its subscription television business, the DISH Network®, and

•
EchoStar Corporation - which sells equipment, including set-top boxes and related components, to DISH Network and international customers, and provides digital broadcast operations and satellite services to DISH Network and other customers.

Following the Spin-off, DDBS operates in only one reportable segment, the DISH Network segment, which provides a DBS subscription television service in the United States.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations. Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2010 and 2009 may consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder's equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

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

In situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

•	we have the intent to sell the security.

•	it is more likely than not that we will be required to sell the security before maturity or recovery.

•	we do not expect to recover the security's entire amortized cost basis, even if there is no intent to sell the security.

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and Equipment

Property and equipment are stated at cost. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset's useful life are capitalized.

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

We combine all our indefinite lived FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites. Projected revenue and cost amounts include current and projected subscribers. In conducting our annual impairment test in 2010, we determined that the estimated fair value of the FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Other Investment Securities

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. When impairments occur related to our foreign investments, any cumulative translation adjustment associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholder's equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-Term Deferred Revenue, Distribution and Carriage Payments

Certain programmers provide us up-front payments. Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to 10 years). The current and long-term portions of these deferred credits are recorded in our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations and Comprehensive Income (Loss). Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

Accounting for Uncertainty in Income Taxes

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty. We record a liability when, in management's judgment, a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, we may record a liability depending on management's assessment of how the tax position will ultimately be settled. We adjust our estimates periodically for ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively.

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

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned. For certain of our promotions relating to our receiver systems and HD programming, subscribers are charged an upfront fee. A portion of this fee may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years. Revenue from advertising sales is recognized when the related services are performed.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscriber fees for equipment rental, including DVRs, additional outlets and fees for receivers with multiple tuners, and our in-home service operations are recognized as revenue as earned. Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers.

Certain of our existing and new subscriber promotions include programming discounts. Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber. See “Subscriber Acquisition Costs” below for discussion regarding the accounting for costs under these promotions.

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers. Recently, we entered into long-term flat rate programming contracts that are charged to expense using the straight-line method over the term of the agreement.
In addition, the cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. “Subscriber-related expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses. These costs are recognized as the services are performed or as incurred.

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct sales distribution channel. Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•
“Cost of sales - subscriber promotion subsidies - EchoStar” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

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

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenues and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in “Other, net” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Net transaction gains (losses) during 2010, 2009 and 2008 were not significant.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements

Revenue Recognition - Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. This standard is effective January 1, 2011. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or results of operations.

3.    Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash paid for interest	$472,586	$357,419	$375,763
Capitalized interest	—	—	5,607
Cash received for interest	13,744	13,985	52,755
Cash paid for income taxes	12,978	12,384	34,814
Cash paid for income taxes to DISH	428,591	400,468	602,282
Vendor financing	40,000	—	23,314
Satellite and other assets financed under capital lease obligations	5,282	140,109	1,155
Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	—	—	1,005,553

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,021,697	$963,913
Current marketable investment securities - other	571,214	745,218
Total current marketable investment securities	1,592,911	1,709,131
Restricted marketable investment securities (1)	59,638	11,042
Total marketable investment securities	1,652,549	1,720,173

Restricted cash and cash equivalents (1)	72,757	117,432

Total marketable investment securities and restricted cash	$1,725,306	$1,837,605

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

Restricted Cash and Marketable Investment Securities

As of December 31, 2010 and 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds. Restricted cash and marketable investment securities as of December 31, 2010 and 2009 included $62 million related to our litigation with Tivo, respectively.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2010 and 2009, we had accumulated net unrealized gains of $4 million net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder's equity (deficit).” A full valuation allowance has been established against any deferred taxes that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2010				2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,021,697	$—	$—	$—	$963,913	$1	$(3)	$(2)
Other (including restricted)	630,852	4,905	(1,140)	3,765	756,260	5,336	(1,501)	3,835
Total marketable
investment securities	$1,652,549	$4,905	$(1,140)	$3,765	$1,720,173	$5,337	$(1,504)	$3,833

As of December 31, 2010, restricted and non-restricted marketable investment securities include debt securities of $1.578 billion with contractual maturities of one year or less and $75 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of December 31, 2010 and 2009, the unrealized losses on our investments in debt securities primarily represent investments in mortgage backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of December 31, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$197,600	$71,279	$(133)	$20,051	$(79)	$106,270	$(928)
Total		$197,600	$71,279	$(133)	$20,051	$(79)	$106,270	$(928)

		As of December 31, 2009
		(In thousands)
Debt securities	Temporary market fluctuations	$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)
Total		$190,760	$144,819	$(277)	$6,892	$(41)	$39,049	$(1,186)

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•
Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•
Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants, therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	As of December 31,
	2010				2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,021,697	$—	$1,021,697	$—	$963,913	$—	$963,913	$—
Other (including restricted)	630,852	10,738	620,114	—	756,260	11,042	745,218	—
Total marketable
investment securities	$1,652,549	$10,738	$1,641,811	$—	$1,720,173	$11,042	$1,709,131	$—

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Years Ended December 31,
Other Income (Expense):	2010	2009	2008
	(In thousands)
Marketable investment securities - other-than-temporary impairments	$—	$—	$(11,247)
Other investment securities - other-than-temporary impairments	—	(18,933)	—
Other investment securities - gains (losses) on sales	—	—	53,473
Other	581	(196)	3,165
Total	$581	$(19,129)	$45,391

5.    Inventory

Inventory consists of the following:

	As of December 31,
	2010	2009
	(In thousands)
Finished goods - DBS	$304,552	$199,189
Raw materials	143,100	60,837
Work-in-process - used	36,186	34,204
Work-in-process - new	3,208	1,720
Total inventory	$487,046	$295,950

As of December 31, 2010 our inventory balance was $487 million, an increase of $191 million. The increase was due to fewer gross subscriber additions than anticipated in 2010. In addition, the inventory balance at December 31, 2009 was lower than normal due to more gross subscriber additions and less churn than forecasted during the second half of 2009.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.    Property and Equipment

Property and equipment consists of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2010	2009
		(In thousands)
Equipment leased to customers	2-5	$3,495,360	$3,295,298
EchoStar I	12	201,607	201,607
EchoStar VII	12	177,000	177,000
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	200,198
EchoStar XIV	15	316,518	—
EchoStar XV	15	277,533	—
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	480,217	454,048
Buildings and improvements	1-40	69,165	65,306
Land	---	3,760	3,760
Construction in progress	---	16,844	13,686
Total property and equipment		5,915,213	5,087,914
Accumulated depreciation		(2,684,364)	(2,486,734)
Property and equipment, net		$3,230,849	$2,601,180

Construction in progress consists of the following:

	As of December 31,
	2010	2009
	(In thousands)
Software related projects	$3,469	$7,440
Other	13,375	6,246
Construction in progress	$16,844	$13,686

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Equipment leased to customers	$822,442	$799,169	$827,599
Satellites	110,510	86,430	89,435
Buildings, furniture, fixtures, equipment and other	50,408	54,115	83,196
Total depreciation and amortization	$983,360	$939,714	$1,000,230

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

The cost of our satellites includes capitalized interest of $6 million during the year ended December 31, 2008. We did not record any capitalized interest during the years ended December 31, 2010 or 2009.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own. We currently utilize capacity on five satellites from EchoStar, which are accounted for as operating leases. We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

			Original
		Degree	Useful
	Launch	Orbital	Life	Lease Term
Satellites	Date	Location	(Years)	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII	February 2002	119	12
EchoStar X	February 2006	110	12
EchoStar XI	July 2008	110	12
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)(2)	August 2002	77	12
EchoStar IX (1)(2)(3)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
Nimiq 5 (1)(2)	September 2009	72.7	10	10

Leased from Other Third Party:
Anik F3	April 2007	118.7	15	15
Ciel II	December 2008	129	10	10

Under Construction:
Leased from EchoStar
QuetzSat-1	Late 2011	77	10	10
EchoStar XVI	2012	61.5	10	10

(1)	See Note 15 for further discussion of our Related Party Agreements.

(2)	We lease a portion of the capacity on these satellites.

(3)	Leased on a month to month basis.

EchoStar XIV. Our EchoStar XIV satellite was launched on March 20, 2010 and commenced commercial operations at the 119 degree orbital location during May 2010. EchoStar XIV has both spot beam capabilities and the ability to provide service to the entire continental United States (“CONUS”) that has allowed us, among other things, to expand our HD offerings.

EchoStar XV. Our EchoStar XV satellite was launched on July 10, 2010 and commenced commercial operations at the 61.5 degree orbital location during August 2010. EchoStar XV is a CONUS satellite that has allowed us, among other things, to expand our HD offerings. EchoStar XV is expected to be used as an in-orbit spare when EchoStar XVI commences commercial operations during the second half of 2012.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Prior to 2010, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar VII. EchoStar VII, which is being used as an in-orbit spare, was designed with four gyros, of which three are required to properly control the positioning of the satellite. During October 2010, EchoStar VII experienced an anomaly which caused one of its gyros to temporarily stop functioning. Testing during December 2010 confirmed that this gyro is functioning again. In addition, during July 2010, EchoStar VII experienced a thruster anomaly. Thrusters control spacecraft location and maintain spacecraft pointing. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar X. EchoStar X was designed with 49 spot beams which use up to 42 active 140 watt traveling wave tube amplifiers (“TWTAs”) and 24 solar array circuits, of which approximately 22 are required to assure full power for the original minimum 12-year useful life of the satellite. During May and September of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite based on the satellite's current configuration, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI. EchoStar VI was designed with 108 solar array strings, of which approximately 102 are required to assure full power availability for the original minimum 12-year useful life of the satellite. During March and August of 2010, EchoStar VI experienced anomalies resulting in the loss of 24 solar array strings, reducing the number of functional solar array strings to 84. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years, commercial operation has been impacted and there can be no assurance that future anomalies will not reduce its useful life or further impact its commercial operation. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 DBS transponders operating at approximately 250 watts per channel. The power reduction resulting from the solar array failures currently limits us to operating 24 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 12 DBS transponders operating at approximately 250 watts per channel. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel. EchoStar VIII was also designed with spot-beam technology. This satellite has experienced several anomalies prior to 2011, but none have reduced its useful life or impacted its commercial operation. During January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service. Testing is being performed to determine if this anomaly will reduce the satellite's useful life or impact its commercial operations. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

FCC Authorizations. We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V. While we have requested the necessary approval from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements. If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.

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

The 6 3/8% Senior Notes are:

•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS' and the guarantors' existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors' current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 3/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on DDBS' capital stock or repurchase DDBS' capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder's 6 3/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

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

The 7% Senior Notes are:

•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS' and the guarantors' existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors' current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 7% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends or make distribution on DDBS' capital stock or repurchase DDBS' capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder's 7% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

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

The 6 5/8% Senior Notes are:

•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS' and the guarantors' existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors' current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distribution on DDBS' capital stock or repurchase DDBS' capital stock;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder's 6 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

7 3/4% Senior Notes due 2015

The 7 3/4% Senior Notes mature May 31, 2015. Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year.

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

The 7 3/4% Senior Notes are:

•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS' and the guarantors' existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors' current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends or make distribution on DDBS' capital stock or repurchase DDBS' capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder's 7 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

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

The 7 1/8% Senior Notes are:

•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS' and the guarantors' existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors' current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends or make distribution on DDBS' capital stock or repurchase DDBS' capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder's 7 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

7 7/8% Senior Notes due 2019

On August 17, 2009, we issued $1.0 billion aggregate principal amount of our ten-year, 7 7/8% Senior Notes due September 1, 2019 at an issue price of 97.467%. Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

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

The 7 7/8% Senior Notes are:

•	general unsecured senior obligations of DDBS;

•	ranked equally in right of payment with all of DDBS' and the guarantors' existing and future unsecured senior debt; and

•	ranked effectively junior to our and the guarantors' current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The Indenture related to the 7 7/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•	incur additional debt;

•	pay dividends or make distributions on DDBS' capital stock or repurchase DDBS' capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder's 7 7/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
6 3/8% Senior Notes due 2011	April 1 and October 1	$63,750
7% Senior Notes due 2013	April 1 and October 1	$35,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011	$1,000,000	$1,032,500	$1,000,000	$1,028,750
7 % Senior Notes due 2013	500,000	532,815	500,000	515,000
6 5/8% Senior Notes due 2014	1,000,000	1,032,500	1,000,000	1,010,000
7 3/4% Senior Notes due 2015	750,000	798,750	750,000	789,375
7 1/8% Senior Notes due 2016	1,500,000	1,548,600	1,500,000	1,548,750
7 7/8% Senior Notes due 2019	1,400,000	1,463,000	1,400,000	1,473,500
Mortgages and other notes payable	77,965	77,965	42,107	42,107
Subtotal	6,227,965	$6,486,130	6,192,107	$6,407,482
Capital lease obligations (1)	286,971		304,457
Total long-term debt and capital
lease obligations (including current portion)	$6,514,936		$6,496,564

(1) Disclosure regarding fair value of capital leases is not required.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Satellites and other capital lease obligations	$286,971	$304,457
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	7,577	8,773
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	10,862	11,704
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	15,951	16,748
6% note payable for EchoStar XIV satellite vendor financing, payable over 15 years from launch	22,000	—
6% note payable for EchoStar XV satellite vendor financing, payable over 15 years from launch	18,000	—
Mortgages and other unsecured notes payable due in installments through 2017
with interest rates ranging from approximately 2% to 13%	3,575	4,882
Total	364,936	346,564
Less current portion	(30,895)	(26,518)
Other long-term debt and capital lease obligations, net of current portion	$334,041	$320,046

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

As of December 31, 2010 and 2009, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $109 million and $66 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $40 million and $15 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2010, 2009 and 2008, respectively.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2010 are as follows (in thousands):

For the Years Ending December 31,
2011	$82,184
2012	77,110
2013	75,970
2014	75,970
2015	75,970
Thereafter	390,239
Total minimum lease payments	777,443
Less: Amount representing lease of the orbital location and estimated executory costs (primarily
insurance and maintenance) including profit thereon, included in total minimum lease payments	(357,982)
Net minimum lease payments	419,461
Less: Amount representing interest	(132,490)
Present value of net minimum lease payments	286,971
Less: Current portion	(24,801)
Long-term portion of capital lease obligations	$262,170

The summary of future maturities of our outstanding long-term debt as of December 31, 2010 is included in the commitments table in Note 11.

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

As of December 31, 2010, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $1 million of NOL benefit for state income tax purposes. The state NOLs begin to expire in the year 2020. In addition, there are $8 million of tax benefits related to credit carryforwards which are offset by a valuation allowance. The credit carryforwards begin to expire in the year 2022.

DDBS and its domestic subsidiaries join with DISH in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by DDBS are generally those that would have been recorded if DDBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH. Cash is due and paid to DISH based on amounts that would be payable based on DDBS consolidated or combined group filings. Amounts are receivable from DISH on a basis similar to when they would be receivable from the IRS or other state taxing authorities. The amounts paid to DISH during the years ended December 31, 2010, 2009 and 2008 were $429 million, $400 million and $602 million, respectively.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current (provision) benefit:
Federal	$(286,491)	$(360,974)	$(459,864)
State	(68,962)	(44,399)	(56,837)
Foreign	—	(78)	—
	(355,453)	(405,451)	(516,701)
Deferred (provision) benefit:
Federal	(195,869)	38,828	(156,589)
State	18,711	789	(19,354)
Decrease (increase) in valuation allowance	(5,701)	(7,104)	(4,302)
	(182,859)	32,513	(180,245)
Total benefit (provision)	$(538,312)	$(372,938)	$(696,946)

The actual tax provisions for 2010, 2009 and 2008 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2010	2009	2008
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.5)	(3.4)	(2.6)
Stock option compensation	0.3	(0.2)	—
Other	1.0	1.1	(1.1)
Decrease (increase) in valuation allowance	—	(0.7)	(0.2)
Total benefit (provision) for income taxes	(36.2)	(38.2)	(38.9)

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Unrealized losses on investments	$9,595	$9,595
Accrued expenses	255,273	174,982
Stock compensation	17,683	9,109
Deferred revenue	56,324	43,328
State taxes net of federal effect	17,941	5,250
Total deferred tax assets	356,816	242,264
Valuation allowance	(15,784)	(9,891)
Deferred tax asset after valuation allowance	341,032	232,373

Deferred tax liabilities:
Depreciation and amortization	(681,018)	(413,541)
Total deferred tax liabilities	(681,018)	(413,541)
Net deferred tax asset (liability)	$(339,986)	$(181,168)

Current portion of net deferred tax asset (liability)	281,957	189,058
Noncurrent portion of net deferred tax asset (liability)	(621,943)	(370,226)
Total net deferred tax asset (liability)	$(339,986)	$(181,168)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations. We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses. As of December 31, 2010, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
Unrecognized tax benefit	2010	2009	2008
	(In thousands)
Balance as of beginning period	$199,172	$201,271	$17,593
Additions based on tax positions related to the current year	7,382	7,952	37,583
Additions based on tax positions related to prior years	11,507	4,072	182,880
Reductions based on tax positions related to prior years	(43,141)	(6,042)	(36,785)
Reductions based on tax positions related to settlements with taxing authorities	(493)	(5,899)	—
Reductions based on tax positions related to the lapse of the statute of limitations	(4,201)	(2,182)	—
Balance as of end of period	$170,226	$199,172	$201,271

We have $161 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2010, we recorded $4 million in interest and penalty benefit to earnings. During the years ended December 31, 2009 and 2008, we recorded $8 million and $5 million in interest and penalty expense to earnings, respectively. Accrued interest and penalties were $11 million and $15 million at December 31, 2010 and 2009, respectively. The above table excludes these amounts.

9.    Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH employee stock purchase plan (the “ESPP”), in which DISH is authorized to issue 1.8 million shares of Class A common stock. At December 31, 2010, DISH had 0.5 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by DISH for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH's capital stock under all of DISH's stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of DISH's Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During the years ended December 31, 2010, 2009 and 2008, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.2 million and 0.1 million shares, respectively.

401(k) Employee Savings Plan

DISH sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by DISH, subject to a maximum annual contribution of $1,500 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. DISH also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in DISH's stock.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2010	2009	2008
	(In thousands)
Matching contributions, net of forfeitures	$1,598	$6,116	$4,641
Discretionary stock contributions, net of forfeitures	$24,954	$29,004	$12,436

10.    Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees. Our employees participate in the DISH stock incentive plans. Stock awards under these plans include both performance and non-performance based stock incentives. As of December 31, 2010, there were outstanding under these plans stock options to acquire 18.4 million shares of DISH's Class A common stock and 1.3 million restricted stock units associated with our employees. Stock options granted prior to and on December 31, 2010 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of approximately ten years. While historically DISH's board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives. As of December 31, 2010, DISH had 76.2 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

As of December 31, 2010, the following stock awards were outstanding:

	As of December 31, 2010
	DISH Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	18,447,004	1,271,984	1,037,974	58,784

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

Exercise prices for DISH stock options outstanding and exercisable associated with our employees as of December 31, 2010 are as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31,	Weighted- Average Remaining Contractual	Weighted- Average Exercise	Number Exercisable as of December 31,	Weighted- Average Remaining Contractual	Weighted- Average Exercise
			2010	Life	Price	2010	Life	Price
$—	—	$10.00	6,203,472	7.26	$9.09	593,272	7.55	$9.09
$10.00	—	$15.00	1,031,414	7.73	$13.99	107,102	7.15	$13.89
$15.00	—	$20.00	2,532,838	9.18	$18.15	46,999	7.25	$17.80
$20.00	—	$25.00	5,713,713	4.74	$22.42	2,716,113	4.09	$22.81
$25.00	—	$30.00	2,426,412	5.89	$26.54	1,572,614	5.40	$26.36
$30.00	—	$35.00	480,655	5.77	$33.77	266,253	5.27	$33.58
$35.00	—	$40.00	58,500	6.68	$36.79	23,400	6.64	$36.72
$—	—	$40.00	18,447,004	6.55	$17.76	5,325,753	5.02	$22.70

Stock Award Activity

DISH stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	18,094,235	$20.86	18,267,950	$21.86	14,786,967	$22.80
Granted	2,450,500	$18.34	3,077,000	$15.69	7,998,500	$13.67
Exercised	(408,231)	$9.99	(233,795)	$10.95	(669,117)	$20.74
Forfeited and cancelled	(1,689,500)	$21.69	(3,016,920)	$22.44	(3,848,400)	$12.92
Total options outstanding, end of period	18,447,004	$17.76	18,094,235	$20.86	18,267,950	$21.86
Performance based options outstanding, end of period (2)	9,907,250	$15.29	8,253,500	$16.27	9,094,250	$16.28
Exercisable at end of period	5,325,753	$22.70	5,722,735	$28.36	4,898,400	$30.00

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock awards exercised during the years ended December 31, 2010, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Tax benefit from stock awards exercised	$1,665	$1,116	$2,905

Based on the closing market price of DISH Class A common stock on December 31, 2010, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$75,225	$6,973

DISH restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	857,719	$25.04	987,625	$24.88	1,008,636	$26.38
Granted	600,000	$18.15	6,666	$11.11	88,322	$11.09
Exercised	—	$—	(38,072)	$22.76	(30,000)	$26.66
Forfeited and cancelled	(185,735)	$23.07	(98,500)	$23.33	(79,333)	$28.33
Total restricted stock units outstanding, end of period	1,271,984	$22.06	857,719	$25.04	987,625	$24.88
Restricted Performance Units outstanding, end of period (1)	1,271,984	$22.06	857,719	$25.04	917,625	$24.78

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH's business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2010, that assessment could change at any time.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the year ended December 31, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH awards held by DDBS employees	$38,134	$20,533
EchoStar awards held by DDBS employees	7,466	4,013
Total	$45,600	$24,546

2008 LTIP. During 2008, DISH adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial goals. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

Although no awards vest until DISH attains the performance goals, compensation related to the 2008 LTIP will be recorded based on management's assessment of the probability of meeting the remaining goals. If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal. See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

DISH determined that 25% of the 2008 LTIP performance goals were probable of achievement, of which 10% of the goals have been fully achieved. As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2010 and 2009, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards. In addition to the above long-term, performance stock incentive plans, DISH has other stock awards that vest based on certain other DISH-specific subscriber and financial goals. Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on management's assessment of the probability of meeting the remaining performance goals. If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal. See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, DISH determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2010 and 2009, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Given the competitive nature of DISH's business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH-specific subscriber and financial goals was not probable as of December 31, 2010, that assessment could change at any time.

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards (1)
	(In thousands)
Expense estimated to be recognized during 2011	$1,065	$271
Estimated contingent expense subsequent to 2011	26,378	25,273
Total estimated remaining expense over the term of the plan	$27,443	$25,544

(1) Certain long-term, performance stock awards expired without vesting during the first quarter of 2011. As a result, the non-cash, stock-based compensation expense associated with those awards is excluded from this table.

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2010	2009	2008
	(In thousands)
2008 LTIP	$2,984	$3,560	$—
Other employee performance awards	271	234	—
Total non-cash, stock-based compensation expense recognized
for performance-based awards	$3,255	$3,794	$—

Of the 18.4 million stock options and 1.3 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of December 31, 2010, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2010
Performance Based Stock Options	Number of Awards	Weighted-Average Exercise Price
2005 LTIP	2,414,000	$23.27
2008 LTIP	5,493,250	$10.64
Other employee performance awards	2,000,000	$18.41
Total	9,907,250	$15.29

Restricted Performance Units and Other
2005 LTIP	293,996
2008 LTIP	45,750
Other employee performance awards	932,238
Total	1,271,984

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

During the year ended December 31, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously. This amount is included in the table below.
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2010, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Subscriber-related	$1,160	$1,069	$797
General and administrative	14,227	11,158	14,552
Total non-cash, stock-based compensation	$15,387	$12,227	$15,349

As of December 31, 2010, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $20 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock award for the years ended December 31, 2010, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock options	2010	2009	2008
Risk-free interest rate	1.50% - 2.89%	1.70% - 3.19%	1.00% - 3.42%
Volatility factor	33.33% - 38.63%	29.72% - 45.97%	19.98% - 39.90%
Expected term of options in years	5.2 - 7.5	3.0 - 7.3	3.0 - 7.5
Weighted-average fair value of options granted	$6.83 - $8.14	$3.86 - $8.29	$3.12 - $8.72

In December 2009, DISH paid a $2.00 cash dividend per share on its outstanding Class A and Class B common stock. While DISH currently does not intend to declare additional dividends on its common stock, they may elect to do so from time to time. Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH's stock options as new events or changes in circumstances become known.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.    Commitments and Contingencies

Commitments

As of December 31, 2010, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$6,227,965	$1,006,094	$6,444	$506,114	$1,005,778	$756,160	$2,947,375
Capital lease obligations	286,971	24,801	21,700	22,630	24,881	27,339	165,620
Interest expense on long-term
debt and capital lease obligations	2,443,097	467,758	401,896	399,672	362,274	264,500	546,997
Satellite-related obligations	2,416,671	229,492	242,308	250,749	230,731	230,514	1,232,877
Operating lease obligations	115,533	48,647	31,739	19,232	8,355	3,077	4,483
Purchase obligations	1,917,381	1,022,932	256,998	253,947	240,543	136,701	6,260
Total	$13,407,618	$2,799,724	$961,085	$1,452,344	$1,872,562	$1,418,291	$4,903,612

The “Satellite-related obligations” in our Form 10-K for the year ended December 31, 2009 as filed on March 9, 2010 inadvertently excluded the EchoStar XVI ten-year satellite lease commitment, which was agreed to in December 2009, and is expected to commence during the fourth quarter of 2012. The obligations associated with this lease would have increased the previously reported “Satellite-related obligations” during 2012, 2013, 2014, and thereafter by approximately $18 million, $72 million, $72 million and $553 million, respectively. These amounts are included in the table above.

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $170 million of liabilities associated with unrecognized tax benefits which were accrued, discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2010. We do not expect any portion of this amount to be paid or settled within the next twelve months.

We entered into a commitment following December 31, 2010 relating to DBSD North America, which is not included in the table above. See Note 16 for further discussion.

Satellite-Related Obligations

Satellites Under Construction. As of December 31, 2010, we have agreed to lease capacity on two satellites from EchoStar that are currently under construction. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”

•
QuetzSat-1. During 2008, we entered into a ten-year transponder service agreement with EchoStar to lease capacity on QuetzSat-1, a DBS satellite, which is expected to be launched during the second half of 2011.

•
EchoStar XVI. During December 2009, we entered into a ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $290 million over approximately the next four years that are not included in the table above.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, during the third quarter of 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024. We sublease this capacity from EchoStar and DISH guarantees a certain portion of its obligation under this agreement through 2019. As of December 31, 2010, the remaining obligation under this agreement, including the guarantee of $553 million, is included in the table above.

As of December 31, 2010, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2011 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH Network. Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $263 million, $189 million and $204 million in 2010, 2009 and 2008, respectively.

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and EchoStar in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. Acacia may no longer appeal this dismissal since their time to seek en banc review with the Federal Circuit Court of Appeals or petition the United States Supreme Court for certiorari has now expired.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against us, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements. We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements. On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN's motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed. We appealed the partial grant of ESPN's motion to the New York State Supreme Court, Appellate Division, First Department. After the partial grant of ESPN's motion, ESPN sought an additional $30 million under the applicable affiliation agreements. On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN's motion and ruled that

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

we owe the full amount of approximately $65 million under the applicable affiliation agreement. There can be no assurance that ESPN will not seek, and that the New York State Supreme Court, Appellate Division, First Department will not award a higher amount. On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN's motion on the counterclaim. However, it did not rule on the amount that we owe ESPN pursuant to its counterclaim. The appellate court will determine this amount as part of a separate proceeding. For the year ended December 31, 2010, we recorded $42 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which reflects our estimated exposure for ESPN's counterclaim. We intend to vigorously prosecute and defend this case.

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

During 2006, we and EchoStar, together with NagraStar L.L.C., filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. Finisar brought counterclaims against us, EchoStar and NagraStar alleging that we infringed the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court's grant of summary judgment, and dismissed the action with prejudice. Finisar then agreed to dismiss its counterclaims against us, EchoStar and NagraStar without prejudice. We also agreed to dismiss our Declaratory Judgment action without prejudice.

Ganas L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against us, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, Tivo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756. The patents relate to hypertext transfer protocol and simple object access protocol. Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400. The patents relate to on-demand services. Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.    We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.   As a result, we recorded $60 million as a “Litigation accrual” on our Consolidated Balance Sheets and in “Litigation expense” for the year ended December 31, 2010 on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 9, 2011, the court granted final approval of the settlement; however, our payment of the settlement amount is still subject to the satisfaction of certain conditions, including the lapse of all applicable appeal periods.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

Tivo Inc.

During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. As of September 2008, we had recorded a total accrual of $132 million on our Consolidated Balance Sheets to reflect the April 2006 jury verdict, supplemental damages through September 2006 and pre-judgment interest awarded by the Texas court, together with the estimated cost of potential further software infringement prior to implementation of our alternative technology, discussed below, plus interest subsequent to entry of the judgment. In its January 2008 decision, the Federal Circuit affirmed the jury's verdict of infringement on Tivo's “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo's “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million of the total $132 million accrual was released from an escrow account to Tivo.

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The District Court held a hearing on July 28, 2009 on Tivo's claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges we made from subscribers using DVRs. We opposed Tivo's request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court's injunction. We also challenged Tivo's calculation of profits. On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys' fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys' fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million. During the year ended December 31, 2009, we increased our total accrual by $361 million to reflect the supplemental damages and interest for the period from implementation of our original alternative technology through April 2008 and for the estimated cost of alleged software infringement (including contempt sanctions for the period from April 2008 through June 2009) for the period from April 2008 through December 2009 plus interest. During the years ended December 31, 2010 and 2009, we recorded $124 million and $361 million, respectively, of “Litigation expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2008, we did not record any litigation expense related to this case. Our total accrual at December 31, 2010 was $517 million and is included in “Litigation accrual” on our Consolidated Balance Sheets.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court's contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument occurred on November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present. Although we have accrued our best estimate of damages, contempt sanctions and interest through December 31, 2010, there can be no assurance that Tivo will not seek, and that the court will not award, an amount that exceeds our accrual.

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service. At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement. The Court denied Voom's request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits. In April 2010, we and Voom each filed motions for summary judgment. Voom later filed two motions seeking discovery sanctions. On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom's motions for discovery sanctions. The Court's decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial. We appealed the grant of Voom's motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department. On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal. Voom is claiming over $2.5 billion in damages. We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

12.    Financial Information for Subsidiary Guarantors

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.    Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2010, 2009 and 2008 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2010	$16,372	$115,478	$(102,200)	$29,650
December 31, 2009	$15,207	$112,025	$(110,860)	$16,372
December 31, 2008	$14,019	$98,629	$(97,441)	$15,207

14.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2010:
Total revenue	$3,056,662	$3,167,915	$3,206,371	$3,204,789
Operating income (loss)	457,825	526,410	455,386	503,932
Net income (loss)	218,225	255,530	232,293	242,628

Year ended December 31, 2009:
Total revenue	$2,905,320	$2,903,699	$2,891,793	$2,962,306
Operating income (loss)	574,778	263,001	195,305	356,066
Net income (loss)	303,645	85,594	52,528	161,888

15.    Related Party Transactions

Related Party Transactions with DISH

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

During 2008, we paid dividends totaling $1.150 billion to DOC for general corporate purposes. In addition, we purchased EchoStar XI from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, formerly known as EchoStar Orbital II L.L.C., for its fair value of approximately $330 million. We assumed $17 million in vendor financing and the difference, or $313 million, was paid to our affiliate. We recorded the satellite at DOLLC II's carrying value of $200 million and recorded the difference, or $130 million, as a capital distribution to DOC.

On November 6, 2009, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or $894 million in the aggregate. On December 1, 2009, we paid a dividend of $1.050 billion to DOC to fund the payment of DISH's dividend and other potential DISH cash needs.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH, and our affiliate, for its fair value of approximately $448 million. We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate. We recorded the satellite at DOLLC II's carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to our parent company, DISH Orbital Corporation (“DOC”).

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. This agreement expires on January 1, 2012. EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us. We may also terminate this agreement if certain entities acquire us.

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

Professional Services Agreement. During 2009, DISH and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive from DISH the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program management and other support services. Additionally, DISH and EchoStar agreed that DISH shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for them (as discussed below, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from EchoStar (as discussed below, previously provided under the services agreement). The professional services agreement expires on January 1, 2012, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The management services agreement automatically renewed on January 1, 2011 for an additional one-year period until January 1, 2012 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by EchoStar at any time upon at least 30 days prior notice; (ii) by DISH at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH upon notice to EchoStar, following certain changes in control.

Satellite Capacity Leased to EchoStar. During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.

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

“Satellite and transmission expenses - EchoStar”

Broadcast Agreement. In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012. We may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar. If we terminate teleport services for a reason other than EchoStar's breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Capacity Leased from EchoStar. In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease. The term of each of the leases is set forth below:

EchoStar III, VI, VIII and XII. We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII. The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options. We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised. In August 2010, our lease of EchoStar III terminated when it was replaced by EchoStar XV.

EchoStar IX. We lease certain satellite capacity from EchoStar on EchoStar IX. Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

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

Nimiq 5 Agreement. During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We and EchoStar are currently receiving service on 23 of these DBS transponders and will receive service on the remaining nine DBS transponders over a phase-in period that will be completed in 2012. We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement. See discussions under “Guarantees” in Note 11.

Under the terms of the DISH Telesat Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service. Upon expiration of the initial term we have the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement. During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location during the second half of 2011. During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

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

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2012. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin. We may terminate the TT&C agreement for any reason upon at least 60 days notice.

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

“Cost of sales - subscriber promotion subsidies - EchoStar”

Receiver Agreement. EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales - subscriber promotion subsidies - EchoStar” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining amount is included in “Inventory” and “Property and equipment, net” on our Consolidated Balance Sheets.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$1,470,173	$1,174,763	$1,491,556

Set-top boxes and other equipment purchased from EchoStar included
in “Cost of sales – subscriber promotion subsidies – EchoStar”	$175,777	$188,793	$167,508

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2012. The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon at least 60 days notice to EchoStar. EchoStar may terminate the receiver agreement if certain entities were to acquire us. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“General and administrative expenses - EchoStar”

Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which we have the right, but not the obligation, to receive product support from EchoStar (including certain engineering and technical support services) for all set-top boxes and related accessories that EchoStar has previously sold and in the future may sell to us. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. We may terminate the product support agreement for any reason upon at least 60 days notice. In the event of an early termination of this agreement, we are entitled to a refund of any unearned fees paid to EchoStar for the services.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on January 1, 2012 with a renewal option for one additional year.

Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on January 1, 2012 with a renewal option for one additional year.

EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

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

DISHOnline.com Services Agreement. Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH Remote Access Services Agreement. Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we will receive, among other things, certain remote DVR management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

SlingService Services Agreement. Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we will receive certain place-shifting services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

Other Agreements - EchoStar

Tax Sharing Agreement. In connection with the Spin-off, DISH entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH, and DISH will indemnify EchoStar for such taxes. However, DISH is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of: (i) a direct or indirect acquisition of any of EchoStar's stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar is solely liable for, and will indemnify DISH for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

DISH DBS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar XV Launch Service. During 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar's fair value of $103 million. This amount was paid to EchoStar during the first quarter of 2010. We recorded these rights at EchoStar's net book value of $89 million and recorded the $14 million difference between EchoStar's net book value and our purchase price as a capital transaction with EchoStar. We used these rights to launch EchoStar XV in July 2010.

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
International Programming Rights Agreement. During the years ended December 31, 2010, 2009 and 2008, we purchased approximately $2 million, $8 million and $8 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C. During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million. South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

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

Related Party Transactions with NagraStar L.L.C.

Prior to the Spin-off, we owned 50% of NagraStar L.L.C. (“NagraStar”), which was contributed to EchoStar in connection with the Spin-off. NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only paying customers have access to our programming. During the years ended December 31, 2010, 2009 and 2008, we incurred security access and other fees and purchased security access devices at an aggregate cost to us of $80 million, $82 million and $59 million, respectively, from NagraStar. As of December 31, 2010 and 2009, amounts payable to NagraStar totaled $13 million and $17 million, respectively.

16.    Subsequent Events

On February 24, 2011, we amended and restated our previously announced investment agreement, dated as of February 1, 2011, with DBSD North America, Inc. (“DBSD North America”), pursuant to which we had originally committed to acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy for approximately $1 billion subject to certain adjustments, including interest accruing on DBSD North America’s existing debt (the “Original Investment Agreement”). Under our February 24, 2011 amended and restated investment agreement (the “Revised Investment Agreement”), which remains subject to approval by the Bankruptcy Court, we intend to make a cash tender offer to purchase certain claims against DBSD North America and its affiliates, upon the terms and conditions set forth in the Revised Investment Agreement for an amount up to approximately $1 billion. This amount will be paid after the tender offer is accepted in accordance with its terms. The closing of the tender offer is not conditioned upon receipt of approval from the Federal Communications Commission (the "FCC").
In connection with our Original Investment Agreement, we had also proposed an $87.5 million debtor-in-possession credit facility (the “Original Credit Facility”) to DBSD North America and certain of its affiliates in connection with filings by DBSD North America and such affiliates for protection under Chapter 11 of the U.S. Bankruptcy Code.
On February 24, 2011, we also proposed a revised Credit Facility (the “Revised Credit Facility”) to provide DBSD North America and its affiliates with a non-revolving, multiple draw term loan in the aggregate principal amount of $87.5 million, with drawings subject to the terms and conditions set forth in the Revised Credit Facility. The Revised Credit Facility remains subject to approval by the Bankruptcy Court.
Under the Revised Investment Agreement, we remain committed to support DBSD North America’s plan of reorganization under which we will acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy. Under the Revised Investment Agreement: (i) all claims under those 7.5% Convertible Senior Secured Notes due 2009, issued under that certain indenture dated August 15, 2005, as supplemented and amended, among DBSD North America, the guarantors named therein, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, will be paid in full; (ii) all of DBSD North America’s obligations under the Revised Credit Facility will be paid in full; (iii) the holders of general unsecured claims of DBSD North America shall receive partial payment; and (iv) certain additional claims in bankruptcy will also be paid in full.
Our ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.