Form 10-Q
period 2011-06-30
DISH DBS CORP
filed 2011-08-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

As of August 5, 2011, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

i

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

•                  The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

•                  We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

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

•                  Our parent, DISH, is controlled by one principal stockholder who is also our Chairman.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,386,486	$507,266
Marketable investment securities (Note 3)	1,944,622	1,592,911
Trade accounts receivable - other, net of allowance for doubtful accounts of $16,547 and $29,650, respectively	794,344	771,383
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	23,826	14,155
Inventory	429,958	487,046
Deferred tax assets	284,157	281,957
Other current assets	99,454	70,515
Total current assets	4,962,847	3,725,233

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 3)	112,553	132,395
Property and equipment, net of accumulated depreciation of $2,770,414 and $2,684,364, respectively	3,198,022	3,230,849
FCC authorizations	679,570	679,570
Other noncurrent assets, net	155,076	67,586
Total noncurrent assets	4,145,221	4,110,400
Total assets	$9,108,068	$7,835,633

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$142,086	$161,413
Trade accounts payable - EchoStar	272,506	238,629
Deferred revenue and other	823,458	803,737
Accrued programming	1,029,426	1,089,976
Litigation accrual (Note 8)	65,580	619,022
Other accrued expenses	593,429	512,705
Current portion of long-term debt and capital lease obligations	1,030,085	1,030,895
Total current liabilities	3,956,570	4,456,377

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	7,471,328	5,484,041
Deferred tax liabilities	999,677	621,943
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	202,140	215,832
Total long-term obligations, net of current portion	8,673,145	6,321,816
Total liabilities	12,629,715	10,778,193

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,192,803	1,170,560
Accumulated other comprehensive income (loss)	4,269	3,765
Accumulated earnings (deficit)	(4,718,719)	(4,116,885)
Total stockholder’s equity (deficit)	(3,521,647)	(2,942,560)
Total liabilities and stockholder’s equity (deficit)	$9,108,068	$7,835,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue:
Subscriber-related revenue	$3,307,003	$3,140,201	$6,502,669	$6,175,602
Equipment sales and other revenue	16,021	16,505	31,914	30,334
Equipment sales - EchoStar	20	1,281	23	2,193
Services and other revenue - EchoStar	8,783	9,928	17,811	16,448
Total revenue	3,331,827	3,167,915	6,552,417	6,224,577

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,727,091	1,648,221	3,419,399	3,287,429
Satellite and transmission expenses
EchoStar	115,466	107,107	224,352	208,585
Other	9,692	9,985	19,770	19,856
Equipment, services and other cost of sales	18,192	22,004	40,264	38,906
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	62,868	39,733	117,294	66,636
Other subscriber promotion subsidies	211,927	266,428	438,749	580,111
Subscriber acquisition advertising	67,669	99,126	141,027	170,528
Total subscriber acquisition costs	342,464	405,287	697,070	817,275
General and administrative expenses - EchoStar	12,532	11,539	24,472	22,969
General and administrative expenses	137,816	142,285	285,676	280,560
Litigation expense (Note 8)	23,727	30,709	(316,949)	60,902
Depreciation and amortization (Note 5)	234,138	264,368	462,264	503,860
Total costs and expenses	2,621,118	2,641,505	4,856,318	5,240,342

Operating income (loss)	710,709	526,410	1,696,099	984,235

Other Income (Expense):
Interest income	2,734	3,847	6,374	7,374
Interest expense, net of amounts capitalized	(141,205)	(120,918)	(261,178)	(241,856)
Other, net	(1,069)	123	11,499	251
Total other income (expense)	(139,540)	(116,948)	(243,305)	(234,231)

Income (loss) before income taxes	571,169	409,462	1,452,794	750,004
Income tax (provision) benefit, net	(221,877)	(153,932)	(554,628)	(276,249)
Net income (loss)	$349,292	$255,530	$898,166	$473,755

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(1,895)	(1,980)	504	(1,242)
Comprehensive income (loss)	$347,397	$253,550	$898,670	$472,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$898,166	$473,755
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	462,264	503,860
Realized and unrealized losses (gains) on investments	(11,210)	—
Non-cash, stock-based compensation	18,860	9,210
Deferred tax expense (benefit)	372,554	28,033
Other, net	3,265	2,851
Change in noncurrent assets	(63,244)	(1,192)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(13,692)	(34,657)
Changes in current assets and current liabilities, net	(520,616)	42,144
Net cash flows from operating activities	1,146,347	1,024,004

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,864,894)	(2,584,768)
Sales and maturities of marketable investment securities	2,513,687	2,622,346
Purchases of property and equipment	(401,513)	(747,622)
Change in restricted cash and marketable investment securities	19,842	(3,270)
Proceeds from sale of strategic investments	10,000	—
Other	20	108
Net cash flows from investing activities	(722,858)	(713,206)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Deferred debt issuance costs	(27,167)	—
Repayment of long-term debt and capital lease obligations	(17,102)	(12,780)
Capital distribution to affiliate	(1,500,000)	(131,212)
Net cash flows from financing activities	455,731	(143,992)

Net increase (decrease) in cash and cash equivalents	879,220	166,806
Cash and cash equivalents, beginning of period	507,266	98,226
Cash and cash equivalents, end of period	$1,386,486	$265,032

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$234,693	$237,977
Cash received for interest	$6,133	$7,374
Cash paid for income taxes	$7,618	$480
Cash paid for income taxes to DISH	$126,903	$241,339
Vendor financing	$—	$22,000
Satellites and other assets financed under capital lease obligations	$3,583	$786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH”).  DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation, a direct subsidiary of DISH.  We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) in the United States which had 14.056 million subscribers as of June 30, 2011.  The DISH Network DBS System consists of our licensed Federal Communications Commission (“FCC”) authorized DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman or by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Fair Value of Financial Instruments

As of June 30, 2011 and December 31, 2010, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

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

3.     Marketable Investment Securities and Restricted Cash

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,130,264	$1,021,697
Current marketable investment securities - other	814,358	571,214
Total current marketable investment securities	1,944,622	1,592,911
Restricted marketable investment securities (1)	55,274	59,638
Total marketable investment securities	1,999,896	1,652,549

Restricted cash and cash equivalents (1)	57,279	72,757

Total marketable investment securities and restricted cash	$2,057,175	$1,725,306

(1) Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt instruments, all of which are classified as available-for-sale.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for our litigation with ESPN (See Note 8).

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2011 and December 31, 2010, we had accumulated net unrealized gains of $4 million and $4 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” A full valuation allowance has been established against any deferred taxes that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,130,264	$—	$—	$—	$1,021,697	$—	$—	$—
Other (including restricted)	869,632	5,929	(1,660)	4,269	630,852	4,905	(1,140)	3,765
Total marketable investment securities	$1,999,896	$5,929	$(1,660)	$4,269	$1,652,549	$4,905	$(1,140)	$3,765

As of June 30, 2011, restricted and non-restricted marketable investment securities include debt securities of $1.819 billion with contractual maturities of one year or less and $181 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2011 and December 31, 2010, the unrealized losses on our investments in debt securities primarily represent investments in mortgage backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of June 30, 2011
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$399,836	$394,347	$(1,231)	$1,278	$(2)	$4,211	$(427)
Total		$399,836	$394,347	$(1,231)	$1,278	$(2)	$4,211	$(427)

		As of December 31, 2010
		(In thousands)
Debt securities	Temporary market fluctuations	$197,600	$71,279	$(133)	$20,051	$(79)	$106,270	$(928)
Total		$197,600	$71,279	$(133)	$20,051	$(79)	$106,270	$(928)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,130,264	$—	$1,130,264	$—	$1,021,697	$—	$1,021,697	$—
Other (including restricted)	869,632	—	869,632	—	630,852	10,738	620,114	—
Total marketable investment securities	$1,999,896	$—	$1,999,896	$—	$1,652,549	$10,738	$1,641,811	$—

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Income (Expense):	2011	2010	2011	2010
	(In thousands)
Other investment securities - gains (losses) on sales	$—	$—	$10,000	$—
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	(1,243)	—	1,210	—
Other	174	123	289	251
Total	$(1,069)	$123	$11,499	$251

4.     Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Finished goods - DBS	$316,322	$304,552
Raw materials	80,471	143,100
Work-in-process - used	30,658	36,186
Work-in-process - new	2,507	3,208
Total inventory	$429,958	$487,046

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.     Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Equipment leased to customers	$189,030	$225,348	$372,017	$430,746
Satellites	32,087	25,699	64,178	47,882
Buildings, furniture, fixtures, equipment and other	13,021	13,321	26,069	25,232
Total depreciation and amortization	$234,138	$264,368	$462,264	$503,860

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

Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

6.     Long-Term Debt

6 3/4% Senior Notes due 2021

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2011.

The 6 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to June 1, 2014, we may also redeem up to 35% of each of the 6 3/4% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 6 3/4% Senior Notes are:

•             general unsecured senior obligations of DDBS;

•             ranked equally in right of payment with all of DDBS’ and the guarantors’ existing and future unsecured senior debt; and

•             ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 6 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DDBS and its restricted subsidiaries to:

•             incur additional debt;

•             pay dividends or make distributions on DDBS’ capital stock or repurchase DDBS’ capital stock;

•             make certain investments;

•             create liens or enter into sale and leaseback transactions;

•             enter into transactions with affiliates;

•             merge or consolidate with another company; and

•             transfer or sell assets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 6 3/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$1,000,000	$1,010,000	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	538,750	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,062,500	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	813,750	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,595,625	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,519,000	1,400,000	1,463,000
6 3/4% Senior Notes due 2021	2,000,000	2,012,140	—	—
Mortgages and other notes payable	75,072	75,072	77,965	77,965
Subtotal	$8,225,072	$8,626,837	$6,227,965	$6,486,130
Capital lease obligations (2)	276,341	NA	286,971	NA
Total long-term debt and capital lease obligations (including current portion)	$8,501,413		$6,514,936

(1)           Our 6 3/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2011.

(2)           Disclosure regarding fair value of capital leases is not required.

7.     Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2011, there were outstanding under these plans stock options to acquire 19.5 million shares of DISH’s Class A common stock and 1.2 million restricted stock units associated with our employees.  Stock options granted prior to and on June 30, 2011 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH’s board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives.  As of June 30, 2011, DISH had 73.1 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of June 30, 2011, the following stock awards were outstanding:

	As of June 30, 2011
	DISH Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	19,517,884	1,214,205	914,471	55,952

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Stock Award Activity

DISH stock option activity associated with our employees was as follows:

	For the Six Months
	Ended June 30, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	18,447,004	$17.76
Granted	3,000,000	$28.80
Exercised	(1,112,169)	$13.05
Forfeited and cancelled	(816,951)	$18.09
Total options outstanding, end of period	19,517,884	$20.18
Performance based options outstanding, end of period (1)	9,925,225	$17.78
Exercisable at end of period	5,584,558	$22.34

(1)         These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to performance based stock incentive plans.  Vesting of these stock options is contingent upon meeting certain DISH-specific goals which are not yet probable of being achieved.  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2011 and 2010 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$5,614	$1,184	$6,409	$1,271

Based on the closing market price of DISH Class A common stock on June 30, 2011, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of June 30, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$213,585	$47,292

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

DISH restricted stock unit activity associated with our employees was as follows:

	For the Six Months
	Ended June 30, 2011
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,271,984	$22.06
Granted	300,000	$30.67
Vested	(6,875)	$11.09
Forfeited and cancelled	(350,904)	$27.09
Total restricted stock units outstanding, end of period	1,214,205	$23.02
Restricted performance units outstanding, end of period (1)	1,214,205	$23.02

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of DISH’s business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2011, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the six months ended June 30, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH awards held by DDBS employees	$36,323	$23,445
EchoStar awards held by DDBS employees	7,110	4,582
Total	$43,433	$28,027

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2008 LTIP.  During 2008, DISH adopted a long-term, performance based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH-specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

Although no awards vest until DISH attains the performance goals, compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

During the first quarter of 2011, DISH determined that the 2008 LTIP performance goals are probable of achievement.  As of June 30, 2011, 25% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the remaining 75%, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, DISH determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and six months ended June 30, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH’s business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH-specific subscriber and financial goals was not probable as of June 30, 2011, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2011	$3,378	$1,024
Estimated contingent expense subsequent to 2011	9,406	51,457
Total estimated remaining expense over the term of the plan	$12,784	$52,481

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
2008 LTIP	$1,495	$1,028	$14,299	$1,611
Other employee performance awards	(87)	(76)	(12)	232
Total non-cash, stock-based compensation expense recognized for performance based awards	$1,408	$952	$14,287	$1,843

Of the 19.5 million stock options and 1.2 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of June 30, 2011, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of June 30, 2011
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	2,306,000	$23.18
2008 LTIP	4,419,225	$11.17
Other employee performance awards	3,200,000	$23.01
Total	9,925,225	$17.78

Restricted Performance Units and Other
2005 LTIP	279,830
2008 LTIP	34,375
Other employee performance awards	900,000
Total	1,214,205

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Stock-Based Compensation

During the six months ended June 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Subscriber-related	$340	$234	$1,317	$683
General and administrative	3,378	2,660	17,543	8,527
Total non-cash, stock-based compensation	$3,718	$2,894	$18,860	$9,210

As of June 30, 2011, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $33 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and six months ended June 30, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.76% - 3.18%	2.07% - 2.60%	1.76% - 3.18%	2.07% - 2.89%
Volatility factor	31.74% - 41.00%	33.33% - 36.29%	31.74% - 41.00%	33.33% - 36.29%
Expected term of options in years	4.7 - 10.0	5.7 - 7.5	4.7 - 10.0	5.7 - 7.5
Weighted-average fair value of options granted	$11.33 - $14.77	$6.83 - $7.54	$9.16 - $14.77	$6.83 - $8.14

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

8.     Commitments and Contingencies

Commitments

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year, commencing on December 1, 2011.

TiVo.  DISH is responsible for making future payments to TiVo of $190 million in six equal annual installments between 2012 and 2017 related to the TiVo settlement.  See further discussion under “TiVo Inc.” below.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $245 million over approximately the next four years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH guarantees a certain portion of its obligation under this agreement through 2019.  As of June 30, 2011, the remaining obligation under this agreement is the guarantee of $529 million.

As of June 30, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Condensed Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements.  We intend to seek leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  As a result of the First Department’s ruling, during the three and six months ended June 30, 2011, we recorded $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of June 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the US Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola, Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Condensed Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.  The action has been transferred to the United States District Court for the District of Colorado.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

TiVo Inc.

In connection with DISH’s litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.   Legal Proceedings - TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that DISH inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after DISH deployed its original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that DISH disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against DISH for violating the Disablement Provision.

On April 29, 2011, DISH and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between DISH and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH or EchoStar have been dissolved.  DISH and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH, DISH made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH and EchoStar based on historical sales of certain licensed products, with DISH being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In addition, under the settlement agreement, TiVo granted DISH a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

DISH and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both DISH and EchoStar were defendants in the TiVo lawsuit, DISH and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the receiver agreement.  DISH and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the receiver agreement. DISH and EchoStar also agreed that DISH and EchoStar would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument on the appeal took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.  Related Party Transactions

Related Party Transactions with DISH

On April 19, 2011, we paid a dividend of approximately $1.5 billion to DISH Orbital Corporation, our direct parent company, in connection with, among other things, the funding of DISH’s investments in DBSD North America and DISH’s acquisition of Blockbuster.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman or by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The management services agreement automatically renewed on January 1, 2011 for an additional one-year period until January 1, 2012 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by EchoStar at any time upon at least 30 days prior notice; (ii) by DISH at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH upon notice to EchoStar, following certain changes in control.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 25 of these DBS transponders and will receive service on the remaining seven DBS transponders over a phase-in period that will be completed in 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 8.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location during the third quarter of 2011.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.

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

 “Cost of sales — subscriber promotion subsidies — EchoStar”

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The remaining amount is included in “Inventory” and “Property and equipment, net” on our Condensed Consolidated Balance Sheets.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$270,629	$382,839	$542,755	$768,687

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$62,868	$39,733	$117,294	$66,636

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“General and administrative expenses — EchoStar”

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado was recently extended for a period ending on December 31, 2016.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other Agreements — EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, DISH entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH, and DISH will indemnify EchoStar for such taxes.  However, DISH is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify DISH for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

TiVo. On April 29, 2011, DISH and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 8 for further discussion.

EchoStar XV Launch Service.  During 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million.  This amount was paid to EchoStar during the first quarter of 2010.  We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between EchoStar’s net book value and our purchase price as a capital transaction with EchoStar.  We used these rights to launch EchoStar XV in July 2010.

Weather Related Programming Agreement.  During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming.  This agreement was terminated during June 2010.  In July 2010, we purchased EchoStar’s interest in the entity that held such weather related programming for $5 million.

International Programming Rights Agreement.  During the three and six months ended June 30, 2011 we made no purchases and for the three and six months ended June 30, 2010 we purchased less than $1 million and $2 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$19,716	$19,636	$40,445	$39,709

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,876	$13,272

11.  Subsequent Events

TerreStar.  Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH, entered into an asset purchase agreement with TerreStar Networks, Inc. (“TerreStar”) and certain of its subsidiaries on June 14, 2011, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion, of which $69 million was paid in June 2011, and would agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  On July 7, 2011, the asset purchase agreement was approved by the U.S. Bankruptcy Court for the Southern District of New York, in which the bankruptcy cases of TerreStar and certain of its subsidiaries are being administered.  DISH is a party to the asset purchase agreement solely with respect to certain guaranty obligations.  Consummation of the acquisition contemplated in the asset purchase agreement is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.  However, funding of the $1.375 billion purchase price is not conditioned on approval of the transaction by the FCC and the Canadian federal Department of Industry.  In the event that the purchase price is funded, but the necessary approvals from the FCC and the Canadian federal Department of Industry are not obtained, Gamma has the right under the purchase agreement to require TerreStar to sell substantially all of its assets to a third party and to receive the proceeds of such sale.  Although the closing of the transaction may not occur until 2012, on August 11, 2011, Gamma funded an additional $1.276 billion of the purchase price, in accordance with the terms of the purchase agreement.  Additionally, Gamma is responsible for any working capital and administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011. See further discussion regarding acquisitions and other strategic transactions under “Item 1A. Risk Factors.”

On August 10, 2011, we paid a dividend of approximately $700 million to DISH Orbital Corporation, our direct parent company, in connection with, among other things, the funding of DISH’s purchase of TerreStar.

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

EXECUTIVE SUMMARY

Overview

The DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) lost approximately 135,000 net subscribers during the three months ended June 30, 2011, compared to a loss of approximately 19,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended June 30, 2011, DISH Network added approximately 572,000 gross new subscribers compared to approximately 747,000 gross new subscribers during the same period in 2010, a decrease of 23.4%.

Our gross activations and net subscriber additions were negatively impacted during the second quarter of 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base as they build out their fiber-based pay-TV networks.  Also, our gross activations and net subscriber additions continue to be adversely affected during the second quarter of 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended June 30, 2011 was 1.67%, compared to 1.78% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.  There can be no assurance that churn will continue at this rate during the remainder of 2011.

DISH Network lost approximately 77,000 net subscribers for the six months ended June 30, 2011, compared to a gain of approximately 218,000 net new subscribers for the same period in 2010.  The change versus the prior period was driven primarily by a decrease in gross new subscriber additions.  Our average monthly subscriber churn rate for the six months ended June 30, 2011 was 1.57%, compared to 1.59% for the same period in 2010.  When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

“Net income (loss)” for the three and six months ended June 30, 2011 was $349 million and $898 million, respectively, compared to $256 million and $474 million for the same periods in 2010.  During the second quarter of 2011, “Net income (loss)” increased as a result of price increases during the past year and fewer gross new subscriber activations.  During the six months ended June 30, 2011, “Net income (loss)” improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and fewer gross new subscriber activations.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

As the pay-TV industry matures, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH Network.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network.

To combat signal theft and improve the security of our broadcast system, we completed the replacement of our security access devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to monitor our third party distributors and retailers to ensure adherence to our business rules.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Recent Developments

TerreStar.  Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH, entered into an asset purchase agreement with TerreStar Networks, Inc. (“TerreStar”) and certain of its subsidiaries on June 14, 2011, under which Gamma would acquire substantially all of the assets of TerreStar and its subsidiaries for a cash purchase price of $1.375 billion, of which $69 million was paid in June 2011, and would agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  On July 7, 2011, the asset purchase agreement was approved by the U.S. Bankruptcy Court for the Southern District of New York, in which the bankruptcy cases of TerreStar and certain of its subsidiaries are being administered.  DISH is a party to the asset purchase agreement solely with respect to certain guaranty obligations.  Consummation of the acquisition contemplated in the asset purchase agreement is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.  However, funding of the $1.375 billion purchase price is not conditioned on approval of the transaction by the FCC and the Canadian federal Department of Industry.  In the event that the purchase price is funded, but the necessary approvals from the FCC and the Canadian federal Department of Industry are not obtained, Gamma has the right under the purchase agreement to require TerreStar to sell substantially all of its assets to a third party and to receive the proceeds of such sale.  Although the closing of the transaction may not occur until 2012, on August 11, 2011, Gamma funded an additional $1.276 billion of the purchase price, in accordance with the terms of the purchase agreement.  Additionally, Gamma is responsible for any working capital and administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011.  See further discussion regarding acquisitions and other strategic transactions under “Item 1A.  Risk Factors.”

On August 10, 2011, we paid a dividend of approximately $700 million to DISH Orbital Corporation, our direct parent company, in connection with, among other things, the funding of DISH’s purchase of TerreStar.

TiVo.  In connection with DISH’s litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.   Legal Proceedings - TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that DISH inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after DISH deployed its original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that DISH disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against DISH for violating the Disablement Provision.

On April 29, 2011, DISH and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between DISH and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH or EchoStar have been dissolved.  DISH and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH, DISH made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH and EchoStar based on historical sales of certain licensed products, with DISH being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.

In addition, under the settlement agreement, TiVo granted DISH a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

DISH and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Because both DISH and EchoStar were defendants in the TiVo lawsuit, DISH and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the receiver agreement.  DISH and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the receiver agreement. DISH and EchoStar also agreed that DISH and EchoStar would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

Liquidity Drivers

Like many companies, we make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  As a subscriber-based company, however, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite the weak economic conditions.  Because of our cash flow modest fluctuations in the cost of capital will not likely impact our current operational plans.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Future Liquidity

Voom

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument on the appeal took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.

The Spin-off.  On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman or by certain trusts established by Mr. Ergen for the benefit of his family.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Equipment, services and other cost of sales.  “Equipment, services and other cost of sales” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH Network subscribers.  In addition, this category includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable investments accounted for at fair value, and equity in earnings and losses of our affiliates.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss)” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Taxes” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss)” in our discussion of “Results of Operations” below.

DISH Network subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count.  We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our lowest, widely advertised residential programming package (but taking into account price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

our DISH Network subscriber count.  Effective during the first quarter of 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our lowest, widely advertised residential programming package was our DISH America programming package.  The price for this package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter of 2011.  Prior period DISH Network subscribers have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,307,003	$3,140,201	$166,802	5.3
Equipment sales and other revenue	16,021	16,505	(484)	(2.9)
Equipment sales, services and other revenue - EchoStar	8,803	11,209	(2,406)	(21.5)
Total revenue	3,331,827	3,167,915	163,912	5.2

Costs and Expenses:
Subscriber-related expenses	1,727,091	1,648,221	78,870	4.8
% of Subscriber-related revenue	52.2%	52.5%
Satellite and transmission expenses - EchoStar	115,466	107,107	8,359	7.8
% of Subscriber-related revenue	3.5%	3.4%
Satellite and transmission expenses - Other	9,692	9,985	(293)	(2.9)
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	18,192	22,004	(3,812)	(17.3)
Subscriber acquisition costs	342,464	405,287	(62,823)	(15.5)
General and administrative expenses	150,348	153,824	(3,476)	(2.3)
% of Total revenue	4.5%	4.9%
Litigation expense	23,727	30,709	(6,982)	(22.7)
Depreciation and amortization	234,138	264,368	(30,230)	(11.4)
Total costs and expenses	2,621,118	2,641,505	(20,387)	(0.8)

Operating income (loss)	710,709	526,410	184,299	35.0

Other Income (Expense):
Interest income	2,734	3,847	(1,113)	(28.9)
Interest expense, net of amounts capitalized	(141,205)	(120,918)	(20,287)	(16.8)
Other, net	(1,069)	123	(1,192)	NM
Total other income (expense)	(139,540)	(116,948)	(22,592)	(19.3)

Income (loss) before income taxes	571,169	409,462	161,707	39.5
Income tax (provision) benefit, net	(221,877)	(153,932)	(67,945)	44.1
Effective tax rate	38.8%	37.6%
Net income (loss)	$349,292	$255,530	$93,762	36.7

Other Data:
DISH Network subscribers, as of period end (in millions)	14.056	14.318	(0.262)	(1.8)
DISH Network subscriber additions, gross (in millions)	0.572	0.747	(0.175)	(23.4)
DISH Network subscriber additions, net (in millions)	(0.135)	(0.019)	(0.116)	NM
Average monthly subscriber churn rate	1.67%	1.78%	(0.11)%	(6.2)
Average monthly revenue per subscriber (“ARPU”)	$78.06	$73.05	$5.01	6.9
Average subscriber acquisition cost per subscriber (“SAC”)	$795	$743	$52	7.0
EBITDA	$943,778	$790,901	$152,877	19.3

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers.  As of June 30, 2011, we had approximately 14.056 million DISH Network subscribers compared to approximately 14.318 million subscribers at June 30, 2010, a decrease of 1.8%.  DISH Network lost approximately 135,000 net subscribers during the three months ended June 30, 2011, compared to a loss of approximately 19,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended June 30, 2011, DISH Network added approximately 572,000 gross new subscribers compared to approximately 747,000 gross new subscribers during the same period in 2010, a decrease of 23.4%.

Our gross activations and net subscriber additions were negatively impacted during the second quarter of 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base as they build out their fiber-based pay-TV networks.  Also, our gross activations and net subscriber additions continue to be adversely affected during the second quarter of 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended June 30, 2011 was 1.67%, compared to 1.78% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.  There can be no assurance that churn will continue at this rate during the remainder of 2011.  When the size of our subscriber base increases, even if our subscriber churn rate remains constant, increasing numbers of gross new DISH Network subscribers are required to sustain net subscriber growth.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.307 billion for the three months ended June 30, 2011, an increase of $167 million or 5.3% compared to the same period in 2010. This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $78.06 during the three months ended June 30, 2011 versus $73.05 during the same period in 2010. The $5.01 or 6.9% increase in ARPU was primarily attributable to price increases during the past year.  ARPU also continues to increase as a result of higher hardware related fees which include rental fees and fees earned from our in-home service operations.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our subscribers.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.727 billion during the three months ended June 30, 2011, an increase of $79 million or 4.8% compared to the same period in 2010. The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers.  We continue to address our operational inefficiencies by streamlining our hardware offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.2% and 52.5% of “Subscriber-related revenue” during the three months ended June 30, 2011 and 2010, respectively. The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs and customer retention expense, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $342 million for the three months ended June 30, 2011, a decrease of $63 million or 15.5% compared to the same period in 2010. This decrease was primarily attributable to a decline in gross new subscriber additions, partially offset by higher SAC discussed below.

SAC.  SAC was $795 during the three months ended June 30, 2011 compared to $743 during the same period in 2010, an increase of $52 or 7.0%.  This increase was primarily attributable to an increase in hardware costs per activation. The increase in hardware costs per activation was driven by deployment of more advanced set-top-boxes, such as HD receivers and HD DVRs and by a build-up of partially subsidized inventory to third party retailers and installers.  The build-up of inventory was associated with lower-than-historical subscriber activation rates.

During the three months ended June 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $112 million and $149 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers, partially offset by the increase in hardware costs per activation, discussed above.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2011 and 2010, these amounts totaled $21 million and $16 million, respectively.

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

Litigation expense.  “Litigation expense” totaled $24 million during the three months ended June 30, 2011, a decrease of $7 million compared to the same period in 2010.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $234 million during the three months ended June 30, 2011, a $30 million or 11.4% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters of 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $141 million during the three months ended June 30, 2011, an increase of $20 million or 16.8% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter of 2011.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $944 million during the three months ended June 30, 2011, an increase of $153 million or 19.3% compared to the same period in 2010. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2011	2010
	(In thousands)
EBITDA	$943,778	$790,901
Interest expense, net	(138,471)	(117,071)
Income tax (provision) benefit, net	(221,877)	(153,932)
Depreciation and amortization	(234,138)	(264,368)
Net income (loss)	$349,292	$255,530

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

Income tax (provision) benefit, net. Our income tax provision was $222 million during the three months ended June 30, 2011, an increase of $68 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was $349 million during the three months ended June 30, 2011, an increase of $94 million compared to $256 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,502,669	$6,175,602	$327,067	5.3
Equipment sales and other revenue	31,914	30,334	1,580	5.2
Equipment sales, services and other revenue - EchoStar	17,834	18,641	(807)	(4.3)
Total revenue	6,552,417	6,224,577	327,840	5.3

Costs and Expenses:
Subscriber-related expenses	3,419,399	3,287,429	131,970	4.0
% of Subscriber-related revenue	52.6%	53.2%
Satellite and transmission expenses - EchoStar	224,352	208,585	15,767	7.6
% of Subscriber-related revenue	3.5%	3.4%
Satellite and transmission expenses - Other	19,770	19,856	(86)	(0.4)
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	40,264	38,906	1,358	3.5
Subscriber acquisition costs	697,070	817,275	(120,205)	(14.7)
General and administrative expenses	310,148	303,529	6,619	2.2
% of Total revenue	4.7%	4.9%
Litigation expense	(316,949)	60,902	(377,851)	NM
Depreciation and amortization	462,264	503,860	(41,596)	(8.3)
Total costs and expenses	4,856,318	5,240,342	(384,024)	(7.3)

Operating income (loss)	1,696,099	984,235	711,864	72.3

Other Income (Expense):
Interest income	6,374	7,374	(1,000)	(13.6)
Interest expense, net of amounts capitalized	(261,178)	(241,856)	(19,322)	(8.0)
Other, net	11,499	251	11,248	NM
Total other income (expense)	(243,305)	(234,231)	(9,074)	(3.9)

Income (loss) before income taxes	1,452,794	750,004	702,790	93.7
Income tax (provision) benefit, net	(554,628)	(276,249)	(278,379)	NM
Effective tax rate	38.2%	36.8%
Net income (loss)	$898,166	$473,755	$424,411	89.6

Other Data:
DISH Network subscribers, as of period end (in millions)	14.056	14.318	(0.262)	(1.8)
DISH Network subscriber additions, gross (in millions)	1.253	1.580	(0.327)	(20.7)
DISH Network subscriber additions, net (in millions)	(0.077)	0.218	(0.295)	NM
Average monthly subscriber churn rate	1.57%	1.59%	(0.02)%	(1.3)
Average monthly revenue per subscriber (“ARPU”)	$76.72	$72.11	$4.61	6.4
Average subscriber acquisition cost per subscriber (“SAC”)	$757	$742	$15	2.0
EBITDA	$2,169,862	$1,488,346	$681,516	45.8

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers.  DISH Network lost approximately 77,000 net subscribers for the six months ended June 30, 2011, compared to a gain of approximately 218,000 net new subscribers for the same period in 2010.  The change versus the prior period was driven primarily by a decrease in gross new subscriber additions.  Our average monthly subscriber churn rate for the six months ended June 30, 2011 was 1.57%, compared to 1.59% for the same period in 2010.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $6.503 billion for the six months ended June 30, 2011, an increase of $327 million or 5.3% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.72 during the six months ended June 30, 2011 versus $72.11 during the same period in 2010.  The $4.61 or 6.4% increase in ARPU was primarily attributable to price increases during the past year.  ARPU also continues to increase as a result of higher hardware related fees which include rental fees and fees earned from our in-home service operations.  This increase was partially offset by increases in the amount of promotional discounts on programming offered to our subscribers.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.419 billion during the six months ended June 30, 2011, an increase of $132 million or 4.0% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.6% and 53.2% of “Subscriber-related revenue” during the six months ended June 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

Subscriber acquisition costs. “Subscriber acquisition costs” totaled $697 million for the six months ended June 30, 2011, a decrease of $120 million or 14.7% compared to the same period in 2010. This decrease was primarily attributable to a decline in gross new subscriber additions, partially offset by higher SAC discussed below.

SAC.  SAC was $757 during the six months ended June 30, 2011 compared to $742 during the same period in 2010, an increase of $15 or 2.0%.  This increase was primarily attributable to an increase in hardware and advertising costs per activation. The increase in hardware costs per activation was driven by deployment of more advanced set-top-boxes, such as HD receivers and HD DVRs and by a build-up of partially subsidized inventory to third party retailers and installers.  The build-up of inventory was associated with lower-than-historical subscriber activation rates.

During the six months ended June 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $251 million and $354 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers, partially offset by the increase in hardware costs per activation, discussed above.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2011 and 2010, these amounts totaled $42 million and $39 million, respectively.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Litigation expense. “Litigation expense” totaled a negative $317 million during the six months ended June 30, 2011, a reduction in expense of $378 million compared to the same period in 2010. See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization. “Depreciation and amortization” expense totaled $462 million during the six months ended June 30, 2011, a $42 million or 8.3% decrease compared to the same period in 2010. This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters of 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $261 million during the six months ended June 30, 2011, an increase of $19 million or 8.0% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter of 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.170 billion during the six months ended June 30, 2011, an increase of $682 million or 45.8% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2011	2010
	(In thousands)
EBITDA	$2,169,862	$1,488,346
Interest expense, net	(254,804)	(234,482)
Income tax (provision) benefit, net	(554,628)	(276,249)
Depreciation and amortization	(462,264)	(503,860)
Net income (loss)	$898,166	$473,755

EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net. Our income tax provision was $555 million during the six months ended June 30, 2011, an increase of $278 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss). “Net income (loss)” was $898 million during the six months ended June 30, 2011, an increase of $424 million compared to $474 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

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

Item 5.    OTHER INFORMATION

Appointment of Joseph P. Clayton as President and Chief Executive Officer

Joseph P. Clayton, President and Chief Executive Officer of DISH, has also been named President and Chief Executive Officer of DDBS effective as of August 11, 2011.  Charles W. Ergen, who formerly held the positions of President and Chief Executive Officer, will remain as Chairman of DDBS.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

PART II — OTHER INFORMATION – Continued

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

ESPN

During 2008, we filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. ESPN asserted a counterclaim, and then filed a motion for summary judgment, alleging that we owed approximately $35 million under the applicable affiliation agreements.  We brought a motion to amend our complaint to assert that ESPN was in breach of certain most-favored-nation provisions under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted our motion to amend the complaint, and granted, in part, ESPN’s motion on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  We appealed the partial grant of ESPN’s motion to the New York State Supreme Court, Appellate Division, First Department.  After the partial grant of ESPN’s motion, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Condensed Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements.  We intend to seek leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  As a result of the First Department’s ruling, during the three and six months ended June 30, 2011, we recorded $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of June 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

PART II — OTHER INFORMATION – Continued

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the US Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid. The plaintiff has appealed.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.

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

PART II — OTHER INFORMATION – Continued

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola, Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

Retailer Class Actions

During 2000, lawsuits were filed by retailers in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Condensed Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our indirect wholly owned subsidiary, and EchoStar in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.  The action has been transferred to the United States District Court for the District of Colorado.

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

PART II — OTHER INFORMATION – Continued

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

TiVo Inc.

In connection with DISH’s litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.   Legal Proceedings - TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that DISH inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after DISH deployed its original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that DISH disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against DISH for violating the Disablement Provision.

On April 29, 2011, DISH and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between DISH and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH or EchoStar have been dissolved.  DISH and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH, DISH made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH and EchoStar based on historical sales of certain licensed products, with DISH being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.

In addition, under the settlement agreement, TiVo granted DISH a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

PART II — OTHER INFORMATION – Continued

DISH and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both DISH and EchoStar were defendants in the TiVo lawsuit, DISH and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the receiver agreement.  DISH and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the receiver agreement. DISH and EchoStar also agreed that DISH and EchoStar would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

Voom

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH Network satellite TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate Court granted our motion to stay the trial pending our appeal.  Oral argument on the appeal took place on April 27, 2011.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION – Continued

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions.  Furthermore, the requirements for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring.  We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.  Any transactions that we are able to identify and complete may involve a number of risks, including:

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

•      our possible inability to achieve the intended objectives of the transaction; and

•      the risks associated with complying with regulations applicable to the acquired business, which may cause us to incur substantial expenses

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.  In addition, we may make cash distributions to DISH to finance acquisitions or investments that will not be part of our business.

For example, DISH completed the acquisition of most of the assets of Blockbuster in April 2011.  DISH also entered into a transaction to acquire 100% of the equity of reorganized DBSD North America upon DBSD North America’s emergence from bankruptcy and, in April 2011, paid approximately $1.026 billion to acquire capital stock and convertible securities of, and certain claims related to, DBSD North America.  In addition, in June 2011, DISH entered into a transaction to acquire substantially all of the assets of TerreStar for a purchase price of $1.375 billion, of which $69 million was paid in June 2011.  Although the closing of the transaction may not occur until 2012, on August 11, 2011, Gamma funded an additional $1.276 billion of the purchase price.

These transactions pose substantial risks and require the commitment of significant capital both to complete the acquisitions and to operate the acquired businesses following their acquisition.  These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved.  In addition, these transactions may divert management’s attention from our existing business in connection with DISH’s integration of the operations and personnel of the acquired businesses.  Some of the businesses acquired or to be acquired by DISH have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings.  There is no assurance that DISH will be able to successfully address the challenges and risks

PART II — OTHER INFORMATION – Continued

encountered by these businesses following their acquisition.  If DISH is unable to successfully address these challenges and risks, its business, financial condition or results of operations may likely suffer.

In particular, following the Blockbuster Acquisition, DISH is in the process of integrating and managing over 14,000 Blockbuster employees and over 1,500 retail store locations across the United States.  Blockbuster’s retail store operations involve the management and distribution of product inventories, and DISH does not have experience in operating retail stores.  Factors that are unique to the Blockbuster business, compared to our existing businesses, include, among other things, maintaining adequate copy depth, controlling shrinkage due to theft and loss, managing excess inventory and product fulfillment.  There is no assurance that DISH will achieve the expected benefits from the acquisition because of the complexity of integration and other challenges.

Furthermore, under DISH’s agreements to acquire DBSD North America and TerreStar, DISH has funded, or has committed to fund, substantially all of the purchase price prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and the Canadian federal Department of Industry with respect to TerreStar).  If the required approvals are not obtained, subject to certain exceptions, DISH has the right to direct and require a sale of some or all of the assets of the relevant company to a third party and DISH would be entitled to the proceeds of such a sale.  These proceeds could however be substantially less than amounts DISH will have funded in the respective transactions.  Therefore, if DISH fails to obtain these necessary regulatory approvals, DISH may suffer significant financial losses.

As a result of DISH’s acquisitions or proposed acquisitions of Blockbuster, DBSD North America and TerreStar, we have made, and may make additional, cash distributions to DISH to, among other things, finance these acquisitions and DISH’s integration efforts including compliance with regulations applicable to the acquired business.  Furthermore, if DISH fails to obtain the necessary regulatory approvals for its proposed acquisitions of DBSD and TerreStar, and DISH receives substantially less than the amount DISH funded from the proceeds of any resulting sale of DBSD and TerreStar and suffers significant financial losses, then we will likely need to make additional cash distributions to DISH.

We rely on one or a limited number of vendors, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial position and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

PART II — OTHER INFORMATION – Continued

Item 6.    EXHIBITS

(a)          Exhibits.

10.1*

Indenture, relating to the $2.0 billion aggregate principal amount of DDBS 6.75% Senior Notes due 2021 (the “Notes”), dated as of May 5, 2011, among DDBS, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

10.2*

Registration Rights Agreement, relating to the Notes, dated as of May 5, 2011, among DDBS, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

10.3*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.4*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q of TiVo Inc filed June 6, 2011, Commission File No. 000-27141).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101**

The following materials from the Quarterly Report on Form 10-Q of DDBS for the quarter ended June 30, 2011, filed on August 12, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

☐            Filed herewith.

*              Incorporated by reference.

**           In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ Joseph P. Clayton
Joseph P. Clayton
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:  August 12, 2011