Form 10-Q
period 2011-09-30
DISH DBS CORP
filed 2011-11-09
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

As of November 2, 2011, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

	PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	45

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	(Removed and Reserved)	None

Item 5.	Other Information	52

Item 6.	Exhibits	52

	Signatures	53

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

•                  We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

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

•                  We depend on the Cable Act for access to programming from cable-affiliate programmers at non-discriminatory rates.

•                  We face increasing competition from other distributors of foreign language programming that may limit our ability to maintain our foreign language programming subscriber base.

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates from local network stations.

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

•                  We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

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

In this report, the words “DDBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, unless the context otherwise requires.  “DISH” refers to DISH Network Corporation, our parent company, and its subsidiaries including us.  “EchoStar” refers to EchoStar Corporation and its subsidiaries.

ii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$992,190	$507,266
Marketable investment securities (Note 3)	1,984,419	1,592,911
Trade accounts receivable - other, net of allowance for doubtful accounts of $14,045 and $29,650, respectively	794,394	771,383
Advances to affiliates	151,885	—
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	17,850	14,155
Inventory	503,384	487,046
Deferred tax assets	283,984	281,957
Other current assets	102,145	70,515
Total current assets	4,830,251	3,725,233

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 3)	107,828	132,395
Property and equipment, net of accumulated depreciation of $2,805,126 and $2,684,364, respectively	3,145,442	3,230,849
FCC authorizations	679,570	679,570
Other noncurrent assets, net	141,089	67,586
Total noncurrent assets	4,073,929	4,110,400
Total assets	$8,904,180	$7,835,633

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$127,293	$161,413
Trade accounts payable - EchoStar	303,834	238,629
Deferred revenue and other	809,307	803,737
Accrued programming	1,028,365	1,089,976
Litigation accrual (Note 8)	65,580	619,022
Other accrued expenses	696,548	512,705
Current portion of long-term debt and capital lease obligations	945,394	1,030,895
Total current liabilities	3,976,321	4,456,377

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	7,461,596	5,484,041
Deferred tax liabilities	1,193,957	621,943
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	198,109	215,832
Total long-term obligations, net of current portion	8,853,662	6,321,816
Total liabilities	12,829,983	10,778,193

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,199,407	1,170,560
Accumulated other comprehensive income (loss)	(3,492)	3,765
Accumulated earnings (deficit)	(5,121,718)	(4,116,885)
Total stockholder’s equity (deficit)	(3,925,803)	(2,942,560)
Total liabilities and stockholder’s equity (deficit)	$8,904,180	$7,835,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue:
Subscriber-related revenue	$3,225,069	$3,184,203	$9,727,738	$9,359,805
Equipment sales and other revenue	14,518	11,849	46,432	42,183
Equipment sales, services and other revenue - EchoStar	11,218	10,319	29,052	28,960
Total revenue	3,250,805	3,206,371	9,803,222	9,430,948

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,700,457	1,684,341	5,119,856	4,971,770
Satellite and transmission expenses
EchoStar	108,433	107,478	332,785	316,063
Other	9,657	9,981	29,427	29,837
Equipment, services and other cost of sales	19,807	14,950	60,071	53,856
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	69,003	57,173	186,297	123,809
Other subscriber promotion subsidies	234,480	286,206	673,229	866,317
Subscriber acquisition advertising	91,024	102,930	232,051	273,458
Total subscriber acquisition costs	394,507	446,309	1,091,577	1,263,584
General and administrative expenses - EchoStar	10,449	12,396	34,921	35,365
General and administrative expenses	150,778	141,746	436,454	422,306
Litigation expense (Note 8)	—	91,097	(316,949)	151,999
Depreciation and amortization (Note 5)	224,507	242,687	686,771	746,547
Total costs and expenses	2,618,595	2,750,985	7,474,913	7,991,327

Operating income (loss)	632,210	455,386	2,328,309	1,439,621

Other Income (Expense):
Interest income	2,682	3,217	9,056	10,591
Interest expense, net of amounts capitalized	(152,409)	(112,400)	(413,587)	(354,256)
Other, net	(1,049)	142	10,450	393
Total other income (expense)	(150,776)	(109,041)	(394,081)	(343,272)

Income (loss) before income taxes	481,434	346,345	1,934,228	1,096,349
Income tax (provision) benefit, net	(184,433)	(114,052)	(739,061)	(390,301)
Net income (loss)	$297,001	$232,293	$1,195,167	$706,048

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(7,761)	868	(7,257)	(374)
Comprehensive income (loss)	$289,240	$233,161	$1,187,910	$705,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$1,195,167	$706,048
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	686,771	746,547
Realized and unrealized losses (gains) on investments	(10,628)	—
Non-cash, stock-based compensation	25,252	12,326
Deferred tax expense (benefit)	566,620	104,817
Other, net	5,356	4,286
Change in noncurrent assets	(51,900)	(377)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(17,723)	(86,403)
Changes in current assets and current liabilities, net	(633,415)	120,795
Net cash flows from operating activities	1,765,500	1,608,039

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,199,976)	(3,461,844)
Sales and maturities of marketable investment securities	3,801,212	3,875,437
Purchases of property and equipment	(581,936)	(1,266,599)
Change in restricted cash and marketable investment securities	24,567	(5,370)
Proceeds from sale of strategic investments	10,000	4,000
Other	(46)	113
Net cash flows from investing activities	(946,179)	(854,263)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Debt issuance costs	(27,167)	—
Repayment of long-term debt and capital lease obligations	(26,167)	(21,979)
Repurchases of 6 3/8% Senior Notes due 2011	(85,358)	—
Capital distribution to affiliate	(2,200,000)	(266,699)
Other	4,295	—
Net cash flows from financing activities	(334,397)	(288,678)

Net increase (decrease) in cash and cash equivalents	484,924	465,098
Cash and cash equivalents, beginning of period	507,266	98,226
Cash and cash equivalents, end of period	$992,190	$563,324

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$351,506	$354,998
Cash received for interest	$8,815	$10,591
Cash paid for income taxes	$11,832	$9,190
Cash paid for income taxes to DISH	$48,607	$377,483
Vendor financing	$—	$40,000
Satellites and other assets financed under capital lease obligations	$3,583	$786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH”).  DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation, a direct subsidiary of DISH.  We operate the DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) in the United States which had 13.945 million subscribers as of September 30, 2011.  The DISH Network DBS System consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

Fair Value of Financial Instruments

As of September 30, 2011 and December 31, 2010, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

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

3.              Marketable Investment Securities and Restricted Cash

Our marketable investment securities and restricted cash consist of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$1,024,275	$1,021,697
Current marketable investment securities - other	960,144	571,214
Total current marketable investment securities	1,984,419	1,592,911
Restricted marketable investment securities (1)	49,532	59,638
Total marketable investment securities	2,033,951	1,652,549

Restricted cash and cash equivalents (1)	58,296	72,757

Total marketable investment securities and restricted cash	$2,092,247	$1,725,306

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

Restricted Cash and Marketable Investment Securities

As of September 30, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for our litigation with ESPN (See Note 8).

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2011 and December 31, 2010, we had accumulated net unrealized losses of $3 million and accumulated net unrealized gains of $4 million, both net of related tax effect, respectively,  as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$1,024,275	$—	$—	$—	$1,021,697	$—	$—	$—
Other (including restricted)	1,009,676	4,594	(8,086)	(3,492)	630,852	4,905	(1,140)	3,765
Total marketable investment securities	$2,033,951	$4,594	$(8,086)	$(3,492)	$1,652,549	$4,905	$(1,140)	$3,765

As of September 30, 2011, restricted and non-restricted marketable investment securities include debt securities of $1.895 billion with contractual maturities of one year or less and $139 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2011 and December 31, 2010, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds and mortgage backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of September 30, 2011			As of December 31, 2010
	Investment Category			Investment Category
	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
	(In thousands)
Less than Six Months:
Fair value	$477,511	$—	$477,511	$71,279	$—	$71,279
Unrealized loss	(5,441)	—	(5,441)	(133)	—	(133)
Six to Nine Months:
Fair value	218,174	—	218,174	20,051	—	20,051
Unrealized loss	(1,474)	—	(1,474)	(79)	—	(79)
Nine Months or More:
Fair value	69,038	—	69,038	106,270	—	106,270
Unrealized loss	(1,171)	—	(1,171)	(928)	—	(928)
Total Fair Value	$764,723	$—	$764,723	$197,600	$—	$197,600

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$1,024,275	$—	$1,024,275	$—	$1,021,697	$—	$1,021,697	$—
Other (including restricted)	1,009,676	—	1,009,676	—	630,852	10,738	620,114	—
Total marketable investment securities	$2,033,951	$—	$2,033,951	$—	$1,652,549	$10,738	$1,641,811	$—

Gains and Losses on Sales and Changes in Carrying Values of Investments

“Other, net” income and expense included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes other changes in the carrying amount of our marketable and non-marketable investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Income (Expense):	2011	2010	2011	2010
	(In thousands)
Other investment securities - gains (losses) on sales	$—	$—	$10,000	$—
Marketable investment securities - unrealized gains (losses) on investments accounted for at fair value	(582)	—	628	—
Other	(467)	142	(178)	393
Total	$(1,049)	$142	$10,450	$393

4.              Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Finished goods - DBS	$293,914	$304,552
Raw materials	179,111	143,100
Work-in-process - used	29,301	36,186
Work-in-process - new	1,058	3,208
Total inventory	$503,384	$487,046

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Equipment leased to customers	$180,080	$199,442	$552,097	$630,188
Satellites	32,087	30,544	96,265	78,426
Buildings, furniture, fixtures, equipment and other	12,340	12,701	38,409	37,933
Total depreciation and amortization	$224,507	$242,687	$686,771	$746,547

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize 13 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite. We currently utilize capacity on five satellites from EchoStar, which are accounted for as operating leases. See Note 10 for further discussion of our satellite leases with EchoStar. We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

Operation of our subscription television service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high-definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Owned Satellites

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During September 2011, we determined that EchoStar XIV experienced a solar array anomaly which reduced the total power available for use by the spacecraft.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, and during January 2011 the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service.  In addition, it has now been determined one of the two on-board computers used to control the satellite failed in connection with this anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, there can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011.  During 2008, we entered into a ten-year transponder service agreement with EchoStar which will be accounted for as an operating lease.  We will lease 24 DBS transponders on QuetzSat-1 when the satellite is placed into commercial operation.  QuetzSat-1 is expected to replace EchoStar VIII during the first quarter 2012.  See Note 10 for further discussion.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$914,642	$914,642	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	527,000	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,035,000	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	778,125	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,515,945	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,435,000	1,400,000	1,463,000
6 3/4% Senior Notes due 2021	2,000,000	1,920,000	—	—
Mortgages and other notes payable	72,230	72,230	77,965	77,965
Subtotal	8,136,872	$8,197,942	6,227,965	$6,486,130
Capital lease obligations (2)	270,118	NA	286,971	NA
Total long-term debt and capital lease obligations (including current portion)	$8,406,990		$6,514,936

(1)          During the three months ended September 30, 2011, we repurchased $85 million of our 6 3/8% Senior Notes due 2011 in open market transactions.  On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

(2)          Disclosure regarding fair value of capital leases is not required.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.              Stock-Based Compensation

Stock Incentive Plans

DISH maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2011, there were outstanding under these plans stock options to acquire 18.4 million shares of DISH’s Class A common stock and 1.2 million restricted stock units associated with our employees.  Stock options granted prior to and on September 30, 2011 were granted with exercise prices equal to or greater than the market value of DISH Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH’s board of directors has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH-specific objectives.  As of September 30, 2011, DISH had 72.9 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

As of September 30, 2011, the following stock awards were outstanding:

	As of September 30, 2011
	DISH Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	18,384,424	1,200,872	746,281	53,786

DISH is responsible for fulfilling all stock awards related to DISH common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

Stock Award Activity

DISH stock option activity associated with our employees was as follows:

	For the Nine Months
	Ended September 30, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	18,447,004	$17.76
Granted	3,170,000	$28.54
Exercised	(1,137,162)	$13.16
Forfeited and cancelled (1)	(2,095,418)	$16.86
Total options outstanding, end of period	18,384,424	$19.87
Performance based options outstanding, end of period (2)	9,216,125	$17.89
Exercisable at end of period	5,370,198	$22.61

(1)          Certain of these stock options are related to individuals that transferred to another DISH subsidiary not included in DDBS.

(2)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2011 and 2010 as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$612	$80	$7,021	$1,351

Based on the closing market price of DISH Class A common stock on September 30, 2011, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of September 30, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$111,366	$18,217

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

DISH restricted stock unit activity associated with our employees was as follows:

	For the Nine Months
	Ended September 30, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,271,984	$22.06
Granted	300,000	$30.67
Vested	(6,875)	$11.09
Forfeited and cancelled	(364,237)	$26.02
Total restricted stock units outstanding, end of period	1,200,872	$23.03
Restricted Performance Units outstanding, end of period (1)	1,200,872	$23.03

(1)          These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, DISH adopted a long-term, performance based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a DISH-specific subscriber goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of DISH’s business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2011, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the nine months ended September 30, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH awards held by DDBS employees	$32,189	$22,861
EchoStar awards held by DDBS employees	7,122	5,120
Total	$39,311	$27,981

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

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

During the first quarter 2011, DISH determined that all of the 2008 LTIP performance goals are probable of achievement.  As of September 30, 2011, 25% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the remaining 75% of the awards, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, DISH determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH’s business, small variations in subscriber churn, gross new subscriber addition rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH-specific subscriber and financial goals was not probable as of September 30, 2011, that assessment could change at any time.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2011	$1,738	$72
Estimated contingent expense subsequent to 2011	8,628	51,237
Total estimated remaining expense over the term of the plan	$10,366	$51,309

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2011	2010	2011	2010
	(In thousands)
2008 LTIP	$2,365	$781	$16,664	$2,392
Other employee performance awards	72	15	60	247
Total non-cash, stock-based compensation expense recognized for performance based awards	$2,437	$796	$16,724	$2,639

Of the 18.4 million stock options and 1.2 million restricted stock units outstanding under the DISH stock incentive plans associated with our employees as of September 30, 2011, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of September 30, 2011
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	1,993,500	$23.30
2008 LTIP	4,222,625	$11.58
Other employee performance awards	3,000,000	$23.16
Total	9,216,125	$17.89

Restricted Performance Units and Other
2005 LTIP	268,997
2008 LTIP	31,875
Other employee performance awards	900,000
Total	1,200,872

Stock-Based Compensation

During the nine months ended September 30, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Subscriber-related	$335	$227	$1,652	$910
General and administrative	6,057	2,889	23,600	11,416
Total non-cash, stock-based compensation	$6,392	$3,116	$25,252	$12,326

As of September 30, 2011, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $28 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and nine months ended September 30, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	0.69% - 1.31%	1.50% - 1.71%	0.69% - 3.18%	1.50% - 2.89%
Volatility factor	36.67% - 44.68%	35.50% - 37.86%	31.74% - 44.68%	33.33% - 37.86%
Expected term of options in years	3.9 - 6.5	5.4 - 6.4	3.9 - 10.0	5.4 - 7.5
Weighted-average fair value of options granted	$8.73 - $9.68	$7.05 - $7.32	$8.73 - $14.77	$6.83 - $8.14

On November 1, 2011, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  Prior to December 1, 2011, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.  DISH does not intend to pay additional dividends on its common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

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

TiVo

DISH is responsible for making future payments to TiVo of $190 million in six equal annual installments between 2012 and 2017 related to the TiVo settlement.  See further discussion under “TiVo Inc.” below.

Spectrum Investments

In 2008, DISH paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to DISH by the FCC in February 2009.  During the first quarter 2011, DISH entered into transactions to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  DISH’s ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, DISH entered into an asset purchase agreement under which DISH would acquire substantially all of the assets of TerreStar for a purchase price

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

of $1.375 billion, assume certain liabilities associated with the ongoing operations of the business being acquired and provide certain working capital and pay certain administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011 (the “TerreStar Transaction”).  Consummation of the TerreStar Transaction is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.

There can be no assurance that DISH will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH will be able to profitably deploy the assets represented by these spectrum investments.  DISH will likely be required to make significant additional investments or partner with others to commercialize these licenses.  In addition, DISH has not received approval from the FCC for its acquisition of DBSD North America or approvals from the FCC and the Canadian federal Department of Industry for the TerreStar Transaction.  Consequently, DISH does not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to its acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

Dividend

On November 1, 2011, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock. The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of DISH’s Class A and B common stock outstanding as of October 31, 2011, DISH would distribute approximately $892 million in cash to its shareholders.  Prior to December 1, 2011, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $228 million over approximately the next four years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH guarantees a certain portion of its obligation under this agreement through 2019.  As of September 30, 2011, the remaining obligation under this agreement is the guarantee of $516 million.

As of September 30, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

Contingencies

Separation Agreement

In connection with the Spin-off, DISH entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing as moot.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We intend to seek leave to appeal directly from the Court of Appeals.  As a result of the First Department’s June 2011 ruling, during the three and nine months ended September 30, 2011, we recorded zero and $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively, and increased our “Litigation accrual” to a total of $66 million as of September 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”

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

LVL Patent Group, LLC

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California. On November 4, 2011, this case was stayed pending re-examination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

On August 10, 2011, we paid a dividend of approximately $700 million to DISH Orbital Corporation, our direct parent company, in connection with, among other things, the funding of the TerreStar Transaction.

On November 1, 2011, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock. The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of DISH’s Class A and B common stock outstanding as of October 31, 2011, DISH would distribute approximately $892 million in cash to its shareholders.  Prior to December 1, 2011, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2011, we and EchoStar extended this agreement until December 31, 2012.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

“Services and other revenue - EchoStar”

Professional Services Agreement. Prior to 2010, in connection with the Spin-off, DISH entered into various agreements with EchoStar including the transition services agreement, satellite procurement agreement and services agreement, which all expired on January 1, 2010 and were replaced by the professional services agreement.  During 2009, DISH and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive from DISH the following services, among others: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program management and other support services. Additionally, DISH and EchoStar agreed that DISH shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for us and receive logistics, procurement and quality assurance services from EchoStar. The professional services agreement expires on January 1, 2012, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement. In connection with the Spin-off, we entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012. We may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar. If we terminate teleport services for a reason other than EchoStar’s breach, we are obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.  We expect to enter into an agreement pursuant to which EchoStar will continue to provide certain broadcast services to us after January 1, 2012.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which we will receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and EchoStar are currently receiving service on 29 of these DBS transponders and will receive service on the remaining three DBS transponders beginning January 1, 2012.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussions under “Guarantees” in Note 8.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.  This agreement will be accounted for as an operating lease.  QuetzSat-1 which was launched on September 29, 2011 is expected to replace EchoStar VIII during the first quarter 2012.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on January 1, 2012.  We expect to enter into an agreement pursuant to which EchoStar will continue to provide certain TT&C services to us after January 1, 2012.  The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin.  We may terminate the TT&C agreement for any reason upon at least 60 days notice.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Purchases from EchoStar	2011	2010	2011	2010
	(In thousands)
Set-top boxes and other equipment	$339,272	$392,821	$882,027	$1,161,508

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$69,003	$57,173	$186,297	$123,809

In connection with the Spin-off, we entered into a receiver agreement pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2012. The receiver agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, EchoStar provides us with standard manufacturer warranties for the goods sold under the receiver agreement. We may terminate the receiver agreement for any reason upon at least 60 days notice to EchoStar. EchoStar may terminate the receiver agreement if certain entities were to acquire us. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We expect to enter into an agreement pursuant to which we will continue to purchase digital set-top boxes and related components from EchoStar after January 1, 2012.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

•                  Inverness Lease Agreement.  In November 2011, we and EchoStar extended the lease for certain space at 90 Inverness Circle East in Englewood, Colorado for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•                  Santa Fe Lease Agreement.  In November 2011, we and EchoStar extended the lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado for a period ending on December 31, 2016 with a renewal option for one additional year.

•                  EchoStar Data Networks Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days prior notice.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2011, we exercised our right to renew this agreement for a one-year period ending on December 31, 2012.

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

TiVo. On April 29, 2011, DISH and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 8 for further discussion.

EchoStar XV Launch Service.  During 2009, EchoStar assigned certain of its rights under a launch contract to us for EchoStar’s fair value of $103 million.  This amount was paid to EchoStar during the first quarter 2010.  We recorded these rights at EchoStar’s net book value of $89 million and recorded the $14 million difference between EchoStar’s net book value and our purchase price as a capital transaction with EchoStar.  We used these rights to launch EchoStar XV in July 2010.

Weather Related Programming Agreement.  During May 2010, we entered into an agreement pursuant to which, among other things, EchoStar agreed to develop certain weather related programming and we received the right to distribute such programming.  This agreement was terminated during June 2010.  In July 2010, we purchased EchoStar’s interest in the entity that was developing such weather related programming for $5 million.

International Programming Rights Agreement.  During the three and nine months ended September 30, 2011 we made no purchases and for the three and nine months ended September 30, 2010 we purchased zero and $2 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$19,768	$19,891	$60,213	$59,600

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,626	$13,272

11.       Subsequent Events

6 3/8% Senior Notes due 2011

On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

Dividend

On November 1, 2011, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock. The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of DISH’s Class A and B common stock outstanding as of October 31, 2011, DISH would distribute approximately $892 million in cash to its shareholders.  Prior to December 1, 2011, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

Sprint Settlement Agreement

On November 3, 2011, DISH and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to DISH’s acquisition of DBSD North America and the TerreStar Transaction were resolved between DISH and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now owned by DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar is currently a holder of certain TerreStar debt instruments.  Upon full performance of the parties’ monetary and non-monetary obligations under the Sprint Settlement Agreement, which is expected to occur in the fourth quarter 2011, DISH will have made a net payment to Sprint of approximately $114 million.

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

EXECUTIVE SUMMARY

Overview

The DISH Network® direct broadcast satellite (“DBS”) subscription television service (“DISH Network”) lost approximately 111,000 net subscribers during the three months ended September 30, 2011, compared to a loss of approximately 29,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended September 30, 2011, DISH Network added approximately 656,000 gross new subscribers compared to approximately 819,000 gross new subscribers during the same period in 2010, a decrease of 19.9%.

Our gross activations and net subscriber additions were negatively impacted during the third quarter 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base.  Also, our gross activations and net subscriber additions continue to be adversely affected during the third quarter 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended September 30, 2011 was 1.83%, compared to 1.98% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

DISH Network lost approximately 188,000 net subscribers for the nine months ended September 30, 2011, compared to a gain of approximately 189,000 net new subscribers for the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the nine months ended September 30, 2011, DISH Network added approximately 1.909 million gross new subscribers compared to approximately 2.399 million gross new subscribers during the same period in 2010, a decrease of 20.4%.  Our average monthly subscriber churn rate for the nine months ended September 30, 2011 was 1.65%, compared to 1.72% for the same period in 2010.

“Net income (loss)” for the three and nine months ended September 30, 2011 was $297 million and $1.195 billion, respectively, compared to $232 million and $706 million for the same periods in 2010.  During the third quarter 2011, “Net income (loss)” increased as a result of price increases during the past year and less costs associated with fewer gross new subscriber activations.  During the nine months ended September 30, 2011, “Net income (loss)” improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and less costs associated with fewer gross new subscriber activations.

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

We have been investing more in advanced technology equipment as part of our subscriber acquisition and retention efforts.  Initiatives to transmit certain programming only in MPEG-4 and to activate most new subscribers only with MPEG-4 receivers have accelerated our deployment of MPEG-4 receivers.  To meet current demand, we have increased the rate at which we upgrade existing subscribers to high-definition (“HD”) and DVR receivers.  While these efforts may increase our subscriber acquisition and retention costs, we believe that they will help mitigate subscriber churn in the future and reduce costs over the long run.

We are also continuing to change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We expect to continue these initiatives through 2011.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance its competitiveness over the long term, our parent company, DISH Network Corporation (“DISH”), is promoting its new Blockbuster offerings including the Blockbuster Movie Pass which provides movies, games and TV shows through Internet streaming, mail and in-store exchanges.  This offering is only available to DISH Network subscribers.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, referred to as “TV Everywhere.”  TV Everywhere utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber additions.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Future Liquidity

Spectrum Investments

In 2008, DISH paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to DISH by the Federal Communications Commission (“FCC”) in February 2009.  During the first quarter 2011, DISH entered into transactions to acquire 100% of the equity of reorganized DBSD North America for approximately $1.4 billion.  DISH’s ultimate acquisition of 100% of the equity of reorganized DBSD North America is subject to the satisfaction of certain conditions, including approval by the FCC and DBSD North America’s emergence from bankruptcy.  In addition, in June 2011, DISH entered into an asset purchase agreement under which DISH would acquire substantially all of the assets of TerreStar for a purchase price of $1.375 billion, assume certain liabilities associated with the ongoing operations of the business being acquired and provide certain working capital and pay certain administrative expenses of TerreStar and certain of its subsidiaries beyond December 31, 2011 (the “TerreStar Transaction”).  Consummation of the TerreStar Transaction is subject to, among other things, approval by the FCC and the Canadian federal Department of Industry.

There can be no assurance that DISH will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH will be able to profitably deploy the assets represented by these spectrum investments.  DISH will likely be required to make significant additional investments or partner with others to commercialize these licenses.  In addition, DISH has not received approval from the FCC for its acquisition of DBSD North America or approvals from the FCC and the Canadian federal Department of Industry for the TerreStar Transaction.  Consequently, DISH does not yet know the full costs (including any build-out requirements) associated with complying with regulations applicable to its acquisition of DBSD North America or the TerreStar Transaction.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.

Dividend

On November 1, 2011, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock.  The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of DISH’s Class A and B common stock outstanding as of October 31, 2011, DISH would distribute approximately $892 million in cash to its shareholders.  Prior to December 1, 2011, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Sprint Settlement Agreement

On November 3, 2011, DISH and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to DISH’s acquisition of DBSD North America and the TerreStar Transaction were resolved between DISH and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now owned by DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar is currently a holder of certain TerreStar debt instruments.  Upon full performance of the parties’ monetary and non-monetary obligations under the Sprint Settlement Agreement, which is expected to occur in the fourth quarter 2011, DISH will have made a net payment to Sprint of approximately $114 million.

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

The Spin-off.  On January 1, 2008, DISH completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Litigation expense.  “Litigation expense” primarily consists of legal settlements, judgments or accruals associated with certain significant litigation.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense, prepayment premiums and amortization of debt issuance costs associated with our senior debt (net of capitalized interest), and interest expense associated with our capital lease obligations.

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

DISH Network subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH Network subscriber count.  We also provide DISH Network service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our lowest, widely advertised residential programming package (but taking into account price changes and other factors), and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH Network subscriber count.  Effective during the first quarter 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our DISH America programming package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter 2011.  Prior period DISH Network subscribers have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,225,069	$3,184,203	$40,866	1.3
Equipment sales and other revenue	14,518	11,849	2,669	22.5
Equipment sales, services and other revenue - EchoStar	11,218	10,319	899	8.7
Total revenue	3,250,805	3,206,371	44,434	1.4

Costs and Expenses:
Subscriber-related expenses	1,700,457	1,684,341	16,116	1.0
% of Subscriber-related revenue	52.7%	52.9%
Satellite and transmission expenses - EchoStar	108,433	107,478	955	0.9
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	9,657	9,981	(324)	(3.2)
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	19,807	14,950	4,857	32.5
Subscriber acquisition costs	394,507	446,309	(51,802)	(11.6)
General and administrative expenses	161,227	154,142	7,085	4.6
% of Total revenue	5.0%	4.8%
Litigation expense	—	91,097	(91,097)	(100.0)
Depreciation and amortization	224,507	242,687	(18,180)	(7.5)
Total costs and expenses	2,618,595	2,750,985	(132,390)	(4.8)

Operating income (loss)	632,210	455,386	176,824	38.8

Other Income (Expense):
Interest income	2,682	3,217	(535)	(16.6)
Interest expense, net of amounts capitalized	(152,409)	(112,400)	(40,009)	(35.6)
Other, net	(1,049)	142	(1,191)	NM
Total other income (expense)	(150,776)	(109,041)	(41,735)	(38.3)

Income (loss) before income taxes	481,434	346,345	135,089	39.0
Income tax (provision) benefit, net	(184,433)	(114,052)	(70,381)	(61.7)
Effective tax rate	38.3%	32.9%
Net income (loss)	$297,001	$232,293	$64,708	27.9

Other Data:
DISH Network subscribers, as of period end (in millions)	13.945	14.289	(0.344)	(2.4)
DISH Network subscriber additions, gross (in millions)	0.656	0.819	(0.163)	(19.9)
DISH Network subscriber additions, net (in millions)	(0.111)	(0.029)	(0.082)	NM
Average monthly subscriber churn rate	1.83%	1.98%	(0.15)%	(7.6)
Average monthly revenue per subscriber (“ARPU”)	$76.99	$74.36	$2.63	3.5
Average subscriber acquisition cost per subscriber (“SAC”)	$789	$795	$(6)	(0.8)
EBITDA	$855,668	$698,215	$157,453	22.6

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers.  As of September 30, 2011, we had approximately 13.945 million DISH Network subscribers compared to approximately 14.289 million subscribers at September 30, 2010, a decrease of 2.4%.  DISH Network lost approximately 111,000 net subscribers during the three months ended September 30, 2011, compared to a loss of approximately 29,000 net subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the three months ended September 30, 2011, DISH Network added approximately 656,000 gross new subscribers compared to approximately 819,000 gross new subscribers during the same period in 2010, a decrease of 19.9%.

Our gross activations and net subscriber additions were negatively impacted during the third quarter 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  In addition, telecommunications companies continue to grow their customer base as they build out their fiber-based pay-TV networks.  Also, our gross activations and net subscriber additions continue to be adversely affected during the third quarter 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the three months ended September 30, 2011 was 1.83%, compared to 1.98% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

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

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $3.225 billion for the three months ended September 30, 2011, an increase of $41 million or 1.3% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.99 during the three months ended September 30, 2011 versus $74.36 during the same period in 2010.  The $2.63 or 3.5% increase in ARPU was primarily attributable to price increases during the past year and fees earned from our in-home service operations, partially offset by increases in the amount of promotional discounts on programming offered to our subscribers, decreases in premium/pay per view revenue, and a decrease in hardware upgrade events.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.700 billion during the three months ended September 30, 2011, an increase of $16 million or 1.0% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers.  We continue to address our operational inefficiencies by streamlining our offerings and making significant investments in staffing, training, information systems, and other initiatives, primarily in our call centers and in-home service operations.  “Subscriber-related expenses” represented 52.7% and 52.9% of “Subscriber-related revenue” during the three months ended September 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are fully contingent on the number of subscribers to whom we provide the respective content.  Our programming expenses will continue to increase to the extent we are successful in growing our subscriber base.  In

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

addition, our “Subscriber-related expenses” may face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $395 million for the three months ended September 30, 2011, a decrease of $52 million or 11.6% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions.

SAC.  SAC was $789 during the three months ended September 30, 2011 compared to $795 during the same period in 2010, a decrease of $6 or 0.8%.  This decrease was primarily attributable to a decrease in hardware costs per activation partially offset by an increase in advertising costs per activation.  The decrease in hardware costs per activation was driven primarily by an increase in the percentage of redeployed receivers.

During the three months ended September 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $122 million and $205 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers as well as a decrease in hardware costs per activation, discussed above.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2011 and 2010, these amounts totaled $29 million and $29 million, respectively.

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

Litigation expense.  During the three months ended September 30, 2011, no material “Litigation expense” was recorded.  During the three months ended September 30, 2010, we recorded $91 million of “Litigation expense.”  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $225 million during the three months ended September 30, 2011, an $18 million or 7.5% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $152 million during the three months ended September 30, 2011, an increase of $40 million or 35.6% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $856 million during the three months ended September 30, 2011, an increase of $157 million or 22.6% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2011	2010
	(In thousands)
EBITDA	$855,668	$698,215
Interest expense, net	(149,727)	(109,183)
Income tax (provision) benefit, net	(184,433)	(114,052)
Depreciation and amortization	(224,507)	(242,687)
Net income (loss)	$297,001	$232,293

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

Income tax (provision) benefit, net.  Our income tax provision was $184 million during the three months ended September 30, 2011, an increase of $70 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.” Our effective tax rate for the three months ended September 30, 2010 was impacted by prior period amounts recorded during the period.

Net income (loss).  “Net income (loss)” was $297 million during the three months ended September 30, 2011, an increase of $65 million compared to $232 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$9,727,738	$9,359,805	$367,933	3.9
Equipment sales and other revenue	46,432	42,183	4,249	10.1
Equipment sales, services and other revenue - EchoStar	29,052	28,960	92	0.3
Total revenue	9,803,222	9,430,948	372,274	3.9

Costs and Expenses:
Subscriber-related expenses	5,119,856	4,971,770	148,086	3.0
% of Subscriber-related revenue	52.6%	53.1%
Satellite and transmission expenses - EchoStar	332,785	316,063	16,722	5.3
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	29,427	29,837	(410)	(1.4)
% of Subscriber-related revenue	0.3%	0.3%
Equipment, services and other cost of sales	60,071	53,856	6,215	11.5
Subscriber acquisition costs	1,091,577	1,263,584	(172,007)	(13.6)
General and administrative expenses	471,375	457,671	13,704	3.0
% of Total revenue	4.8%	4.9%
Litigation expense	(316,949)	151,999	(468,948)	NM
Depreciation and amortization	686,771	746,547	(59,776)	(8.0)
Total costs and expenses	7,474,913	7,991,327	(516,414)	(6.5)

Operating income (loss)	2,328,309	1,439,621	888,688	61.7

Other Income (Expense):
Interest income	9,056	10,591	(1,535)	(14.5)
Interest expense, net of amounts capitalized	(413,587)	(354,256)	(59,331)	(16.7)
Other, net	10,450	393	10,057	NM
Total other income (expense)	(394,081)	(343,272)	(50,809)	(14.8)

Income (loss) before income taxes	1,934,228	1,096,349	837,879	76.4
Income tax (provision) benefit, net	(739,061)	(390,301)	(348,760)	(89.4)
Effective tax rate	38.2%	35.6%
Net income (loss)	$1,195,167	$706,048	$489,119	69.3

Other Data:
DISH Network subscribers, as of period end (in millions)	13.945	14.289	(0.344)	(2.4)
DISH Network subscriber additions, gross (in millions)	1.909	2.399	(0.490)	(20.4)
DISH Network subscriber additions, net (in millions)	(0.188)	0.189	(0.377)	NM
Average monthly subscriber churn rate	1.65%	1.72%	(0.07)%	(4.1)
Average monthly revenue per subscriber (“ARPU”)	$76.81	$72.86	$3.95	5.4
Average subscriber acquisition cost per subscriber (“SAC”)	$768	$760	$8	1.1
EBITDA	$3,025,530	$2,186,561	$838,969	38.4

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

DISH Network subscribers.  DISH Network lost approximately 188,000 net subscribers for the nine months ended September 30, 2011, compared to a gain of approximately 189,000 net new subscribers for the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the nine months ended September 30, 2011, DISH Network added approximately 1.909 million gross new subscribers compared to approximately 2.399 million gross new subscribers during the same period in 2010, a decrease of 20.4%.  Our average monthly subscriber churn rate for the nine months ended September 30, 2011 was 1.65%, compared to 1.72% for the same period in 2010.

Subscriber-related revenue.  DISH Network “Subscriber-related revenue” totaled $9.728 billion for the nine months ended September 30, 2011, an increase of $368 million or 3.9% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.81 during the nine months ended September 30, 2011 versus $72.86 during the same period in 2010.  The $3.95 or 5.4% increase in ARPU was primarily attributable to price increases during the past year and fees earned from our in-home service operations, partially offset by increases in the amount of promotional discounts on programming offered to our subscribers, decreases in premium/pay per view revenue, and a decrease in hardware upgrade events.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.120 billion during the nine months ended September 30, 2011, an increase of $148 million or 3.0% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  These increases were partially offset by reduced costs related to our call centers and operations.  “Subscriber-related expenses” represented 52.6% and 53.1% of “Subscriber-related revenue” during the nine months ended September 30, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.092 billion for the nine months ended September 30, 2011, a decrease of $172 million or 13.6% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber additions, partially offset by higher SAC discussed below.

SAC.  SAC was $768 during the nine months ended September 30, 2011 compared to $760 during the same period in 2010, an increase of $8 or 1.1%.  This increase was primarily attributable to an increase in advertising and hardware costs per activation, partially offset by an increase in the percentage of redeployed receivers.  The increase in hardware costs per activation was driven by deployment of more advanced set-top-boxes, such as HD receivers and HD DVRs and by a build-up of partially subsidized inventory to third party retailers and installers.  The build-up of inventory was associated with lower-than-historical subscriber activation rates.

During the nine months ended September 30, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $373 million and $559 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscribers, partially offset by an increase in hardware costs per activation, discussed above.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2011 and 2010, these amounts totaled $71 million and $68 million, respectively.

Litigation expense.  “Litigation expense” totaled a negative $317 million during the nine months ended September 30, 2011, a reduction in expense of $469 million compared to the same period in 2010.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $687 million during the nine months ended September 30, 2011, a $60 million or 8.0% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers, partially offset by an increase in depreciation on satellites.  The increase in depreciation on satellites is a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $414 million during the nine months ended September 30, 2011, an increase of $59 million or 16.7% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011, a decrease in the amount of interest capitalized.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $3.026 billion during the nine months ended September 30, 2011, an increase of $839 million or 38.4% compared to the same period in 2010. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2011	2010
	(In thousands)
EBITDA	$3,025,530	$2,186,561
Interest expense, net	(404,531)	(343,665)
Income tax (provision) benefit, net	(739,061)	(390,301)
Depreciation and amortization	(686,771)	(746,547)
Net income (loss)	$1,195,167	$706,048

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

Income tax (provision) benefit, net.  Our income tax provision was $739 million during the nine months ended September 30, 2011, an increase of $349 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.” Our effective tax rate for the nine months ended September 30, 2010 was impacted by prior period amounts recorded during the period.

Net income (loss). “Net income (loss)” was $1.195 billion during the nine months ended September 30, 2011, an increase of $489 million compared to $706 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against us in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the

District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing as moot.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We intend to seek leave to appeal directly from the Court of Appeals.  As a result of the First Department’s June 2011 ruling, during the three and nine months ended September 30, 2011, we recorded zero and $24 million of “Litigation Expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively, and increased our “Litigation accrual” to a total of $66 million as of September 30, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”

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

LVL Patent Group, LLC

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd. filed suit against us, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Olympic Developments

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against us, Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California. On November 4, 2011, this case was stayed pending re-examination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and us as the only defendants.

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

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, include a detailed discussion of our risk factors.

Item 5.    OTHER INFORMATION

Dividend

On November 1, 2011, the board of directors of DISH declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock. The dividend will be payable in cash on December 1, 2011 to shareholders of record on November 17, 2011.  If the dividend was based on the number of shares of DISH’s Class A and B common stock outstanding as of October 31, 2011, DISH would distribute approximately $892 million in cash to its shareholders.  Prior to December 1, 2011, we intend to pay a dividend in cash to DISH to fund all of the dividend that DISH will pay its shareholders and other potential DISH cash needs.

Item 6.    EXHIBITS

(a)          Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DDBS for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

☐                                    Filed herewith.

*                                         In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

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

Date: November 9, 2011