Form 10-K
period 2011-12-31
DISH DBS CORP
filed 2012-03-19
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2011 was $0.

As of March 8, 2012, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

Competition and Economic Risks Affecting our Business

•                  We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase less services from us or to cancel our services altogether, resulting in less revenue to us.

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

Operational and Service Delivery Risks Affecting our Business

•                  If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

•                  If our gross new subscriber activations decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

•                  Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•                  We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and subscriber churn may increase.

•                  We may be required to make substantial additional investments to maintain competitive programming offerings.

•                  Any failure or inadequacy of our information technology infrastructure could harm our business.

•                  We rely on EchoStar Corporation, or EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

i

•                  We operate in an extremely competitive environment and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, the failure of which could negatively impact our business.

•                  Technology in our industry changes rapidly and our inability to offer new subscribers and upgrade existing subscribers with more advanced equipment could cause our products and services to become obsolete.

•                  We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

•                  Our sole supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

•                  Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

•                  We depend on third parties to solicit orders for DISH services that represent a significant percentage of our total gross new subscriber activations.

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

•                  We may have potential conflicts of interest with EchoStar due to DISH Network’s common ownership and management.

•                  We rely on key personnel and the loss of their services may negatively affect our businesses.

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, has acquired certain spectrum and other assets from DBSD North America and TerreStar.  DISH Network will be required to make significant additional investments or partner with others to commercialize these assets.

•                  Our parent, DISH Network, has made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

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

•                  We have substantial debt outstanding and may incur additional debt.

•                  Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

ii

Legal and Regulatory Risks Affecting our Business

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

In this report, the words “DDBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, unless the context otherwise requires.  “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries including us.  “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

PART I

Item 1.    BUSINESS

Brief Description of Our Business

DDBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DDBS was formed under Colorado law in January 1996.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2011.

We operate the DISH® direct broadcast satellite (“DBS”) subscription television service (the “DISH” pay-TV service) which had 13.967 million subscribers in the United States as of December 31, 2011.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.  We promote DISH programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced television programming services.

•                  High-Quality Products.  We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we recently introduced a new whole-home HD DVR receiver (the Hopper™) that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.

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

Transactions with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent company, DISH Network, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.dishnetwork.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder.  Our code of ethics is available on the website of our parent company, DISH Network, at http://www.dishnetwork.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on DISH Network’s website.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.

Competition and Economic Risks Affecting our Business

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry matures, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business is focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base we may be required to increase retention spending.

Competition has intensified in recent quarters as the pay-TV industry matures and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase less services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is focused on pay-TV services, and we face competition from providers of digital media, including companies that offer online services distributing movies, television shows and other video programming.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services.  For example, online platforms that provide for the distribution and viewing of video programming compete with our pay-TV services.  These online platforms may cause our subscribers to disconnect our services.  In addition, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband and wireless networks have improved.  In addition, consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

Economic weakness, including higher unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2011.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, continued high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased churn.  We could face fewer gross new subscriber activations and increased churn due to, among other things:  (i) the sustained weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower average monthly revenue per subscriber (“ARPU”).  Our ARPU could be negatively impacted by aggressive introductory offers by our competitors and the growth of video content being delivered via the Internet.  Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages, elect not to purchase premium services or pay per view movies or may disconnect our services and choose to replace them with less expensive alternatives such as video content delivered via the Internet, including, among others, video on demand.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture controlled by Comcast.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all.  The transaction was approved by the FCC and the Department of Justice in January 2011.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality (even if that order is vacated by judicial or legislative action) and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

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

Operational and Service Delivery Risks Affecting our Business

If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

If we are unable to continue improving our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber activations and an increase in churn, which could have a material adverse effect on our business, financial condition and results of operations.  To continue improving our operational performance, we need to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.  In the meantime, we may continue to incur higher costs to improve our operational performance.  While we believe that these costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to improve our operational performance, our future gross new subscriber activations and existing subscriber churn may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

If our gross new subscriber activations decrease, or if subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and subscriber churn may increase.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal and cancellation provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be canceled prior to expiration of their original term.  Certain programmers have, in the past, temporarily limited our access to their programming.  For example, during the fourth quarter 2010, our gross new subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions and threatened programming interruptions related to contract disputes with several content providers.  If we are unable to renew any of these agreements or the other parties cancel the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming continues to be a significant factor in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and may also be better equipped and have greater resources to increase their HD offerings to respond to increasing consumer demand for this content.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver additional programming, and there can be no assurance that we will be able to compete effectively with programming offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  Also during 2011, we began developing and testing a new CSG billing system as well as new sales and customer care systems that are likely to be implemented in 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control.  Interruption, failure and/or delay in transitioning to any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.  As a result, an unsuccessful transition to these new systems could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on EchoStar, to design and develop all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar is a key supplier of transponder capacity and related services to us.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2014.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could affect our subscriber acquisition and churn and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber activations and subscriber churn.  For example, the proprietary nature of the Sling technology and certain other technology used in EchoStar’s set-top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

If we were to switch to another provider of set-top boxes, we may have to implement additional infrastructure to support the set-top boxes purchased from such new provider, which could significantly increase our costs.  In addition, differences in, among other things, the user interface between set-top boxes provided by EchoStar and those of any other provider could cause subscriber confusion, which could increase our costs and have a material adverse effect on our gross new subscriber activations and subscriber churn.  Furthermore, switching to a new provider of set-top boxes may cause a reduction in our supply of set-top boxes and thus delay our ability to ship set-top boxes, which could have a material adverse effect on our gross new subscriber activations and subscriber churn rate.

We operate in an extremely competitive environment and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, the failure of which could negatively impact our business.

Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services and to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment.  The success of new product and service development depends on many factors, including among others, the following:

•                  difficulties and delays in the development, production, timely completion, testing and marketing of products and services;

•                  the cost of the products and services;

•                  proper identification of customer need and customer acceptance of products;

•                  the development of, approval of and compliance with industry standards;

•                  the significant amount of resources we must devote to the development of new technologies; and

•                  the ability to differentiate our products and services and compete with other companies in the same markets.

If our products and services, including without limitation, our new whole-home HD DVR entertainment system featuring the Hopper, are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.  If the quality of our products and services do not meet our customers’ expectations or our products are found to be defective, then our sales and revenues, and ultimately our reputation, could be negatively impacted.

Technology in our industry changes rapidly and our inability to offer new subscribers and upgrade existing subscribers with more advanced equipment could cause our products and services to become obsolete.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  If the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted causing a reduction in our revenues and earnings.  We may also be at a competitive disadvantage in developing and introducing complex new products and services because of the substantial costs we may incur in making these products or services available across our installed base of approximately 14 million subscribers.  For example, our competitors could use proprietary technologies that are perceived by the market as being superior.  Further, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

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

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing what we refer to as “TV Everywhere.”  We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design and develop set-top boxes with advanced features and functionality and solutions for providing digital video services via the Internet.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

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

Our sole supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services.  Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers.  In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business.  Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business conditions of our suppliers that negatively impact our operations.

For example, during 2011, several regions of Thailand experienced severe flooding, causing damage to infrastructure, housing and factories.  Certain of EchoStar’s hard drive suppliers are located in Thailand.  There is uncertainty regarding the ultimate impact of this event on our business, but there is a risk in the future that EchoStar could experience delays or other constraints in obtaining hard drive components.  There can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our operations.  Any such delays or constraints could have a material adverse affect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card-sized cards, called “smart cards” or Security Access Devices.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe violated DISH Network’s business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Sustained economic weakness may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for DISH services that represent a significant percentage of our total gross new subscriber activations.

Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests in obtaining and retaining subscribers through good customer service may not always be aligned with our retailers.  It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms (or at all) upon the expiration of our current retransmission consent agreements, some of which are short-term.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

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

In the event of a failure or loss of any of our satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming.  To accomplish this goal, we need to construct and launch satellites.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails” below.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  You should review the disclosures relating to satellite anomalies set forth under Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Environmental risks.  Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

Some decommissioned spacecraft are in uncontrolled orbits that pass through the geostationary belt at various points, and present hazards to operational spacecraft, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

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

We may have potential conflicts of interest with EchoStar due to DISH Network’s common ownership and management.

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and appoints all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and as one of our directors.  The executive officers and the members of DISH Network’s and our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock, which they acquired or were granted prior to the Spin-off of EchoStar from DISH Network, including Mr. Ergen, who owns approximately 50.7% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 75.6% of the voting power of EchoStar.  Mr. Ergen’s beneficial ownership of EchoStar excludes 8,734,250 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 18.3% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 16.9% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and us, on the one hand, and EchoStar, on the other hand.  Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both DISH Network and EchoStar and Paul Orban, DISH Network’s Senior Vice President and Controller, provides management services to EchoStar pursuant to a management services agreement between EchoStar and DISH Network.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

•                  Intercompany agreements related to the Spin-off.  DISH Network has entered into certain agreements with EchoStar pursuant to which DISH Network provides EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH Network at its cost plus a fixed margin.  In addition, DISH Network has entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  DISH Network and we have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar, among other things, sells set-top boxes and related equipment to DISH Network and us at specified prices.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar in connection with the Spin-off of EchoStar may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

•                  Additional intercompany transactions.  EchoStar or its affiliates have and will continue to enter into transactions with DISH Network or its subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH Network and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH Network or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

•                  Business opportunities.  DISH Network has retained interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  DISH Network and we may also compete with EchoStar when it or we participate in auctions for spectrum or orbital slots for satellites.  In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against DISH Network or us in the subscription television business.

Neither we nor DISH Network may be able to resolve any potential conflicts, and, even if either we or DISH Network do so, the resolution may be less favorable than if either we or DISH Network were dealing with an unaffiliated party.  DISH Network also does not have any agreements with EchoStar that would prevent it or us from competing with EchoStar.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  Paul W. Orban, our Senior Vice President and Controller, provides services to EchoStar pursuant to a management services agreement with EchoStar.  In addition, Roger J. Lynch also serves as Executive Vice President, Advanced Technologies of EchoStar.  To the extent these and other officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

Acquisition and Capital Structure Risks Affecting our Business

Our parent, DISH Network, has acquired certain spectrum and other assets from DBSD North America and TerreStar.  DISH Network will be required to make significant additional investments or partner with others to commercialize these assets.

During the first half of 2011, DISH Network entered into a transaction to acquire 100% of the equity of reorganized DBSD North America Inc. (“DBSD North America”) for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America (the “DBSD Transaction”).  In addition, in June 2011, DISH Network entered into a transaction to acquire substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”) for a purchase price of $1.375 billion (the “TerreStar Transaction”).  Additionally, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (“Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  Consummation of the DBSD Transaction and the TerreStar Transaction were subject to certain conditions, including approval by the FCC.

Under DISH Network’s agreements to acquire DBSD North America and purchase substantially all of TerreStar’s assets, DISH Network paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to DISH Network.  On March 2, 2012, the FCC approved the transfer of the spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network closed the DBSD Transaction and the TerreStar Transaction and funded all remaining payments.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses held by DBSD North America and TerreStar did not include a waiver of this integrated service requirement.  The FCC has announced plans to consider on March 21, 2012, whether to formally initiate a rulemaking process that could impact the integrated service requirement and other aspects of current MSS rules.  We cannot predict the outcome or timing of any such rulemaking process, including, without limitation, any build-out requirements with which we may need to comply in order to avail ourselves of the resulting benefits of any such rulemaking.

As a result of the consummation of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to commercialize these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that it will be able to profitably deploy the assets represented by these spectrum investments.

Our parent, DISH Network, has made a substantial investment in certain 700 MHz wireless licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to DISH Network by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  We may make cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly. Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

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

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions.  Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all.  We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.  Any transactions that we are able to identify and complete may involve a number of risks, including:

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

•                  our possible inability to achieve the intended objectives of the transaction; and

•                  the risks associated with complying with regulations applicable to the acquired business, which may cause us to incur substantial expenses.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.  In addition, we make cash distributions to DISH Network to finance acquisitions or investments that will not be part of our business.

For example, DISH Network completed the acquisition of most of the assets of Blockbuster, Inc. in April 2011.  DISH Network also completed the DBSD Transaction and the TerreStar Transaction on March 9, 2012.  We have made cash distributions to DISH Network to finance the acquisitions of Blockbuster, DBSD North America and TerreStar, and we may make additional cash distributions to, among other things, finance acquisitions that may occur from time to time, including compliance with regulations applicable to the acquired businesses.

These transactions pose substantial risks and require the commitment of significant capital both to complete the acquisitions and to operate the acquired businesses following their acquisition.  These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved.  Some of the businesses acquired by DISH Network have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings.  DISH Network may acquire similar businesses in the future.  There is no assurance that DISH Network will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If DISH Network is unable to successfully address these challenges and risks, our business, financial condition or results of operations may likely suffer.

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

Furthermore, weakness in the equity markets could make it difficult for DISH Network to raise equity financing without incurring substantial dilution to DISH Network’s existing shareholders.  In addition, sustained economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund these investments, capital expenditures, acquisitions and other strategic transactions.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2011, our total debt, including the debt of our subsidiaries, was $7.493 billion.  Our debt levels could have significant consequences, including:

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

Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, DISH Network’s Chairman, currently beneficially owns approximately 53.2% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 90.4% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of DISH Network’s Class A Common Stock excludes 4,245,151 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 2.0% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Legal and Regulatory Risks Affecting our Business

If Voom prevails in its breach of contract suit against us, we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against us in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  If we are unsuccessful in our suit with Voom, we may be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Trademarks” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting discrimination against our distribution of content over networks owned by broadband and wireless Internet providers.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulation under the Communications Act — Net Neutrality” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2011.

We depend on the Cable Act for access to programming from cable-affiliate programmers at non-discriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  The provisions of the Cable Act prohibiting exclusive contracting practices with cable-affiliated programmers were extended for another five-year period in September 2007.  Cable companies appealed the FCC’s decision, and while that decision was upheld by the D.C. Circuit in March 2010, that court indicated if the market continues to evolve, it is expected that the exclusivity prohibition may no longer be necessary.  Any change in the Cable Act and the FCC’s rules that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses, such as ours, in the sale of programming could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on a cost-effective basis.  As a result, we may be limited in our ability to obtain access on nondiscriminatory terms to programming from programmers that are affiliated with cable system operators.  In the case of certain types of programming affiliated with Comcast, Time-Warner Cable, and Liberty, the terms of access to the programming are subject to arbitration for a limited period of time if we and the programmer cannot reach agreement on terms, subject to FCC review.  We cannot be sure that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be allowed to expire on their own terms.

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

Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”), we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to periodic examination and review.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

DBS operators are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulation — FCC Regulation under the Communications Act” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC has adopted digital carriage rules that require DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 2013 in markets in which DISH Network elects to provide local channels in HD.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  DISH Network has entered into an agreement with a number of PBS stations to comply with the requirements.  The carriage of additional HD signals on our pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  If in the future we are unable to report that our internal control over financial reporting is effective investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

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

(1)   See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 13 satellites which are a major component of our DISH pay-TV service.  See further discussion under Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 3.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the “‘094 patent”) and 4,992,066 (the “‘066 patent”).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a request for reexamination of the ‘094 patent with the U.S. Patent and Trademark Office and, on December 13, 2011, the U.S. Patent and Trademark Office issued a certificate cancelling all claims of the ‘094 patent.  On February 2, 2012, Broadcast Innovation dismissed the case against DISH Network with prejudice.

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We intend to appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during the year ended December 31, 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of December 31, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we intend to oppose.  We intend to vigorously prosecute and defend this case.

Ganas, L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against us, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, TiVo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 23, 2012, Ganas dismissed the case against us with prejudice pursuant to a settlement in which our contribution was not material.

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC (“InterAD”) filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”  On January 5, 2012, InterAD voluntarily dismissed the case against us without prejudice.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”)  and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as defendants.  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“Northpoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the ‘636 patent are invalid.  Northpoint has appealed.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 4, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and DISH Network as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 6,581,071, 5,813,014, 6,092,080, 5,832,495, 5,832,499, 6,212,527, 6,574,638, 6,549,911, and 6,353,831.  In the operative Third Amended Complaint, filed on March 6, 2012, Preservation Technologies dropped its claim arising from U.S. Patent No. 6,581,071 and added a new claim alleging infringement of U.S. Patent No. 6,199,060.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data, which are allegedly provided by the BLOCKBUSTER On Demand service.

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

Retailer Class Actions

During 2000, lawsuits were filed in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, one of which is subject to a reexamination request before the U.S. Patent and Trademark Office, which was filed on February 13, 2012.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our wholly-owned subsidiary, as well as DISH Network, and EchoStar, and its subsidiary, EchoStar Technologies L.L.C. in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunications network.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The action was transferred to the United States District Court for the District of Colorado, and on January 10, 2012, Suomen voluntarily dismissed the case against all defendants without prejudice.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted DISH Network’s motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

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

TiVo Inc.

In connection with DISH Network’s litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining

“colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that DISH Network inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the “‘389 patent”) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after DISH Network deployed its original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against DISH Network for violating the Disablement Provision.

On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar have been dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Consolidated Statements of Operations and Comprehensive Income (Loss) and our Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

In addition, under the settlement agreement, TiVo granted DISH Network a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both DISH Network and EchoStar were defendants in the TiVo lawsuit, DISH Network and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH Network determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the receiver agreement.  DISH Network and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust

EchoStar’s liability to us for other intellectual property claims that may arise under the receiver agreement. DISH Network and EchoStar also agreed that DISH Network and EchoStar would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

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

Voom

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 8, 2012, all 1,015 issued and outstanding shares of our common stock were held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network and our direct parent company.  There is currently no established trading market for our common stock.

Cash Dividends.  During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, and our affiliate, for its fair value of approximately $448 million.  We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate.  We recorded the satellite at DOLLC II’s carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to DOC.

During the third quarter 2010, we purchased EchoStar XV from DOLLC II for its fair value of approximately $413 million.  We assumed $18 million in vendor financing and the difference, or $395 million, was paid to our affiliate. We recorded the satellite at DOLLC II’s carrying value of $278 million and recorded the difference, or $135 million, as a capital distribution to DOC.

On April 19, 2011, we paid a dividend of $1.5 billion to DOC in connection with, among other things, the funding of DISH Network’s investments in DBSD North America and DISH Network’s acquisition of most of the assets of Blockbuster, Inc.

On August 10, 2011, we paid a dividend of $700 million to DOC, in connection with, among other things, the funding of the TerreStar Transaction.

On November 1, 2011, the board of directors of DISH Network declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or $893 million in the aggregate.  On November 30, 2011, we paid a dividend of $1.3 billion to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  Our ability to declare dividends is affected by covenants in our debt facilities.

Item 7.        MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Overview

DISH lost approximately 166,000 net subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the year ended December 31, 2011, DISH added approximately 2.576 million gross new subscribers compared to approximately 3.052 million gross new subscribers during the same period in 2010, a decrease of 15.6%.

Our gross activations and net subscriber additions were negatively impacted during the year ended December 31, 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of programming discounts.  In addition, telecommunications companies continue to grow their respective customer bases.  Our gross activations and net subscriber additions continue to be adversely affected during the year ended December 31, 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the year ended December 31, 2011 was 1.63%, compared to 1.76% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

“Net income (loss)” for the year ended December 31, 2011 was $1.526 billion compared to $949 million for the same period in 2010.  During the year ended December 31, 2011, “Net income (loss)” improved primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement, price increases during the past year and less costs associated with fewer gross new subscriber activations.

Programming costs represent a large percentage of our “Subscriber-related expenses.”  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Additionally, our gross new subscriber activations and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.

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

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH Network.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH Network.  To combat signal theft and improve the

Item 7.        MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

security of our broadcast system, we completed the replacement of our security access devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to expect that our third party distributors and retailers will adhere to our business rules.

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial position and results of operations.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our average subscriber acquisition costs per new subscriber activation (“SAC”).

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

Operational Liquidity

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

Future Liquidity

Spectrum Investments

During the first half of 2011, DISH Network entered into the DBSD Transaction for approximately $1.4 billion.  In addition, in June 2011, DISH Network entered into the TerreStar Transaction for a purchase price of $1.375 billion.  Additionally, during the fourth quarter 2011, DISH Network and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  Consummation of the DBSD Transaction and the TerreStar Transaction were subject to certain conditions, including approval by the FCC.

Under DISH Network’s agreements to acquire DBSD North America and purchase substantially all of TerreStar’s assets, DISH Network paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to DISH Network.  On March 2, 2012, the FCC approved the transfer of the spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network closed the DBSD Transaction and the TerreStar Transaction and funded all remaining payments.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses held by DBSD North America and TerreStar did not include a waiver of this integrated service requirement.  The FCC has announced plans to consider on March 21, 2012, whether to formally initiate a rulemaking process that could impact the integrated service requirement and other aspects of current MSS rules.  We cannot predict the outcome or timing of any such rulemaking process, including, without limitation, any build-out requirements with which we may need to comply in order to avail ourselves of the resulting benefits of any such rulemaking.

As a result of the consummation of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to commercialize these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  There can be no assurance

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that it will be able to profitably deploy the assets represented by these spectrum investments.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to DISH Network by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  We may make cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

Voom

If Voom prevails in its breach of contract suit against our wholly-owned subsidiary, DISH Network L.L.C., we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom filed a lawsuit against DISH Network L.L.C. in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing, we were in compliance with the covenants.

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

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH subscribers.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.

Satellite and transmission expenses — other.  “Satellite and transmission expenses — other” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to DISH subscribers.  In addition, this category includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH subscribers.  Our “Subscriber acquisition costs” include the cost of sales of receiver systems to retailers and other third-party distributors of our equipment, the cost of sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new subscriber activation,” or SAC, and we believe presentations of SAC may not be calculated consistently by different companies in the same or similar businesses.  Our SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber activations.  We include all the costs of acquiring subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new DISH subscribers in our calculation, including DISH subscribers added with little or no subscriber acquisition costs.

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

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

DISH subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our DISH subscriber count.  We also provide DISH service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our DISH subscriber count.  Effective during the first quarter 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our DISH America programming package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter 2011.  Prior period DISH subscriber counts have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

Average monthly revenue per subscriber.  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly “Subscriber-related revenue” for the period (total “Subscriber-related revenue” during the period divided by the number of months in the period) by our average number of DISH subscribers for the period.  The average number of DISH subscribers is calculated for the period by adding the average number of DISH subscribers for each month and dividing by the number of months in the period.  The average number of DISH subscribers for each month is calculated by adding the beginning and ending DISH subscribers for the month and dividing by two.

Average monthly subscriber churn rate.  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate subscriber churn rate for any period by dividing the number of DISH subscribers who terminated service during the period by the average number of DISH subscribers for the same period, and further dividing by the number of months in the period.  When calculating subscriber churn, the same methodology for calculating average number of DISH subscribers is used as when calculating ARPU.

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,959,025	$12,538,950	$420,075	3.4
Equipment sales and other revenue	64,547	59,607	4,940	8.3
Equipment sales, services and other revenue - EchoStar	36,474	37,180	(706)	(1.9)
Total revenue	13,060,046	12,635,737	424,309	3.4

Costs and Expenses:
Subscriber-related expenses	6,841,760	6,675,095	166,665	2.5
% of Subscriber-related revenue	52.8%	53.2%
Satellite and transmission expenses - EchoStar	441,613	418,286	23,327	5.6
% of Subscriber-related revenue	3.4%	3.3%
Satellite and transmission expenses - other	39,341	39,776	(435)	(1.1)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	79,563	76,295	3,268	4.3
Subscriber acquisition costs	1,503,476	1,652,992	(149,516)	(9.0)
General and administrative expenses	615,887	620,924	(5,037)	(0.8)
% of Total revenue	4.7%	4.9%
Litigation expense	(316,949)	225,456	(542,405)	NM
Depreciation and amortization	904,955	983,360	(78,405)	(8.0)
Total costs and expenses	10,109,646	10,692,184	(582,538)	(5.4)

Operating income (loss)	2,950,400	1,943,553	1,006,847	51.8

Other Income (Expense):
Interest income	13,209	13,744	(535)	(3.9)
Interest expense, net of amounts capitalized	(552,036)	(470,890)	(81,146)	(17.2)
Other, net	10,957	581	10,376	NM
Total other income (expense)	(527,870)	(456,565)	(71,305)	(15.6)

Income (loss) before income taxes	2,422,530	1,486,988	935,542	62.9
Income tax (provision) benefit, net	(896,847)	(538,312)	(358,535)	(66.6)
Effective tax rate	37.0%	36.2%
Net income (loss)	$1,525,683	$948,676	$577,007	60.8

Other Data:
DISH Network subscribers, as of period end (in millions)	13.967	14.133	(0.166)	(1.2)
DISH Network subscriber additions, gross (in millions)	2.576	3.052	(0.476)	(15.6)
DISH Network subscriber additions, net (in millions)	(0.166)	0.033	(0.199)	NM
Average monthly subscriber churn rate	1.63%	1.76%	(0.13)%	(7.4)
Average monthly revenue per subscriber (“ARPU”)	$76.93	$73.32	$3.61	4.9
Average subscriber acquisition costs per subscriber (“SAC”)	$771	$776	$(5)	(0.6)
EBITDA	$3,866,312	$2,927,494	$938,818	32.1

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH lost approximately 166,000 net subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new subscriber activations.  During the year ended December 31, 2011, DISH added approximately 2.576 million gross new subscribers compared to approximately 3.052 million gross new subscribers during the same period in 2010, a decrease of 15.6%.

Our gross activations and net subscriber additions were negatively impacted during the year ended December 31, 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of programming discounts.  In addition, telecommunications companies continue to grow their respective customer bases.  Our gross activations and net subscriber additions continue to be adversely affected during the year ended December 31, 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our average monthly subscriber churn rate for the year ended December 31, 2011 was 1.63%, compared to 1.76% for the same period in 2010.  While churn improved compared to the same period in 2010, churn continues to be adversely affected by the increased competitive pressures discussed above.  In general, our churn rate is impacted by the quality of subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new subscriber activations as well as existing subscriber churn.  Our future gross new subscriber activations and subscriber churn may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $12.959 billion for the year ended December 31, 2011, an increase of $420 million or 3.4% compared to the same period in 2010.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.93 during the year ended December 31, 2011 versus $73.32 during the same period in 2010.  The $3.61 or 4.9% increase in ARPU was primarily attributable to price increases during the past year, higher hardware related revenue and fees earned from our in-home service operations, partially offset by decreases in premium and pay per view revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.842 billion during the year ended December 31, 2011, an increase of $167 million or 2.5% compared to the same period in 2010.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs and an increase in customer retention expense, partially offset by reduced costs related to our call centers.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 52.8% and 53.2% of “Subscriber-related revenue” during the year ended December 31, 2011 and 2010, respectively.  The improvement in this expense to revenue ratio primarily resulted from an increase in “Subscriber-related revenue,” partially offset by higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.503 billion for the year ended December 31, 2011, a decrease of $150 million or 9.0% compared to the same period in 2010.  This decrease was primarily attributable to a decline in gross new subscriber activations.

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

SAC.  SAC was $771 during the year ended December 31, 2011 compared to $776 during the same period in 2010, a decrease of $5 or 0.6%.  This decrease was primarily attributable to an increase in the percentage of redeployed receivers that were installed.

During the years ended December 31, 2011 and 2010, the amount of equipment capitalized under our lease program for new subscribers totaled $480 million and $716 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from a decrease in gross new subscriber activations and an increase in the percentage of redeployed receivers that were installed.

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

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2011 and 2010, these amounts totaled $96 million and $108 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Litigation expense.  “Litigation expense” totaled a negative $317 million during the year ended December 31, 2011, a reduction in expense of $542 million compared to the same period in 2010.  See Note 11 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $905 million during the year ended December 31, 2011, a $78 million or 8.0% decrease compared to the same period in 2010.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers principally related to less equipment capitalization during 2011 compared to the same period in 2010 and less equipment write-offs from disconnecting subscribers.  This decrease was partially offset by an increase in depreciation on satellites as a result of EchoStar XIV and EchoStar XV being placed into service during the second and third quarters 2010, respectively.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $552 million during the year ended December 31, 2011, an increase of $81 million or 17.2% compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011, partially offset by a decrease in interest expense as a result of the repurchases and redemptions of our 6 3/8% Senior Notes due 2011.

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $3.866 billion during the year ended December 31, 2011, an increase of $939 million or 32.1% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2011	2010
	(In thousands)
EBITDA	$3,866,312	$2,927,494
Interest expense, net	(538,827)	(457,146)
Income tax provision (benefit), net	(896,847)	(538,312)
Depreciation and amortization	(904,955)	(983,360)
Net income (loss)	$1,525,683	$948,676

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $897 million during the year ended December 31, 2011, an increase of $359 million compared to the same period in 2010.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was $1.526 billion during the year ended December 31, 2011, an increase of $577 million compared to $949 million for the same period in 2010.  The increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,538,950	$11,537,703	$1,001,247	8.7
Equipment sales and other revenue	59,607	97,856	(38,249)	(39.1)
Equipment sales, services and other revenue - EchoStar	37,180	27,559	9,621	34.9
Total revenue	12,635,737	11,663,118	972,619	8.3

Costs and Expenses:
Subscriber-related expenses	6,675,095	6,359,138	315,957	5.0
% of Subscriber-related revenue	53.2%	55.1%
Satellite and transmission expenses - EchoStar	418,286	319,752	98,534	30.8
% of Subscriber-related revenue	3.3%	2.8%
Satellite and transmission expenses - other	39,776	33,477	6,299	18.8
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	76,295	121,238	(44,943)	(37.1)
Subscriber acquisition costs	1,652,992	1,539,515	113,477	7.4
General and administrative expenses	620,924	600,110	20,814	3.5
% of Total revenue	4.9%	5.1%
Litigation expense	225,456	361,024	(135,568)	(37.6)
Depreciation and amortization	983,360	939,714	43,646	4.6
Total costs and expenses	10,692,184	10,273,968	418,216	4.1

Operating income (loss)	1,943,553	1,389,150	554,403	39.9

Other Income (Expense):
Interest income	13,744	13,985	(241)	(1.7)
Interest expense, net of amounts capitalized	(470,890)	(407,413)	(63,477)	(15.6)
Other, net	581	(19,129)	19,710	NM
Total other income (expense)	(456,565)	(412,557)	(44,008)	(10.7)

Income (loss) before income taxes	1,486,988	976,593	510,395	52.3
Income tax (provision) benefit, net	(538,312)	(372,938)	(165,374)	(44.3)
Effective tax rate	36.2%	38.2%
Net income (loss)	$948,676	$603,655	$345,021	57.2

Other Data:
DISH Network subscribers, as of period end (in millions)	14.133	14.100	0.033	0.2
DISH Network subscriber additions, gross (in millions)	3.052	3.118	(0.066)	(2.1)
DISH Network subscriber additions, net (in millions)	0.033	0.422	(0.389)	(92.2)
Average monthly subscriber churn rate	1.76%	1.64%	0.12%	7.3
Average monthly revenue per subscriber (“ARPU”)	$73.32	$70.04	$3.28	4.7
Average subscriber acquisition costs per subscriber (“SAC”)	$776	$697	$79	11.3
EBITDA	$2,927,494	$2,309,735	$617,759	26.7

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

DISH subscribers.  As of December 31, 2010, we had approximately 14.133 million DISH subscribers compared to approximately 14.100 million subscribers at December 31, 2009, an increase of 0.2%.  During the year ended December 31, 2010, DISH added approximately 3.052 million gross new subscribers compared to approximately 3.118 million gross new subscribers during the same period in 2009, a decrease of 2.1%.  Our gross activations in 2010 were negatively impacted relative to 2009 by increased competitive pressures, including the aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of discounts.  DISH added approximately 33,000 net new subscribers during the year ended December 31, 2010, compared to approximately 422,000 net new subscribers during the same period in 2009.  This decrease primarily resulted from increased churn.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $12.539 billion for the year ended December 31, 2010, an increase of $1.001 billion or 8.7% compared to the same period in 2009.  This change was primarily related to the increase in “ARPU” discussed below as well as a larger average subscriber base during the year ended December 31, 2010 compared to the same period in 2009.

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

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

See Note 11 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  “Satellite and transmission expenses - EchoStar” as a percentage of “Subscriber-related revenue” increased to 3.3% in 2010 from 2.8% in 2009 primarily as a result of the increase in expenses discussed above.

Cost of sales — equipment, services and other.  “Cost of sales — equipment, services and other” totaled $76 million during the year ended December 31, 2010, a decrease of $45 million or 37.1% compared to the same period in 2009.  This decrease in “Cost of sales — equipment, services and other” primarily resulted from a decline in the sales of non-subsidized DBS receivers and accessories and in sales of digital converter boxes, and lower charges for slow moving and obsolete inventory in 2010 compared to the same period in 2009.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.653 billion for the year ended December 31, 2010, an increase of $113 million or 7.4% compared to the same period in 2009.  This increase was primarily attributable to higher SAC discussed below, partially offset by the decline in gross new subscriber activations.

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

Litigation expense.  “Litigation expense” totaled $225 million during the year ended December 31, 2010, a $136 million or 37.6% decrease compared to the same period in 2009.  “Litigation expense” during 2009 included expense related to the TiVo litigation for the period from April 2008 to June 2009 for supplemental damages, contempt sanctions and interest expense.  See Note 11 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

Item 7.                       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

EBITDA is not a measure determined in accordance with GAAP in the United States and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the pay-TV industry.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $1.067 billion, all of which was invested in (a) cash; (b) variable rate demand notes (“VRDNs”) convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio, however, we normally hold these investments to maturity.  Based on our December 31, 2011 current non-strategic investment portfolio of $1.067 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2011 of 0.4%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $1 million in annual interest income.

Restricted Cash and Marketable Investment Securities

As of December 31, 2011, we had $120 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2011, we had long-term debt of $7.222 billion on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $7.807 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $213 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt.  As of December 31, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $52 million.

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

Disclosure controls and procedures

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

Changes in internal control over financial reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	OTHER INFORMATION

None.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2012.  KPMG served as our independent registered public accounting firm for the fiscal year ended December 31, 2011.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2011 and 2010

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods. We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended December 31,
	2011	2010
Audit Fees (1)	$2,440,000	$1,665,000
Audit-Related Fees (2)	555,269	45,194
Total Audit and Audit-Related Fees	2,995,269	1,710,194
Tax Fees (3)	867,299	471,887
All Other Fees	—	—
Total Fees	$3,862,568	$2,182,081

(1)

Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting.

(2)

Consists of fees for audit of financial statements of certain employee benefit plans and fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

(3)	Consists of fees for tax consultation and tax compliance services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors has delegated to DISH Network’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm.  The Audit Committee of DISH Network has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee of DISH Network in one of the following ways:

•	Request for approval of services at a meeting of the Audit Committee; or

•	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2011 and 2010 were pre-approved by the Audit Committee of DISH Network.

PART IV

Item 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements	Page

		Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets at December 31, 2011 and 2010	F-3
		Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009	F-4
		Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2009, 2010 and 2011	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6
		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

	(3)	Exhibits

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of DDBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

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

4.1*

Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 1, 2004, Commission File No. 0-26176).

4.2*

Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed February 3, 2006, Commission File No. 0-26176).

4.3*

Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 18, 2006, Commission File No. 0-26176).

4.4*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No.0-26176).

4.5*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No. 0-26176).

4.6*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DDBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.7*

Indenture, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DDBS, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.8*

Registration Rights Agreement, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DDBS, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No.0-26176).****

10.3*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No.0-26176).****

10.4*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No.0-26176).****

10.5*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).****

10.6*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).****

10.7*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).****

10.8*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).****

10.9*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).****

10.10*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No.0-26176).****

10.11*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No.0-26176).****

10.12*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).****

10.13*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).****

10.14*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).****

10.15*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).****

10.16*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).****

10.17*

Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.18*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No.0-26176).****

10.19*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No.0-26176).****

10.20*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.21*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.22*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.23*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.24*

Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.25*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.26*

Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.27*

Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.28*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.29*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.30*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.31*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Corporation filed December 28, 2007, Commission File No. 001-33807).

10.32*

Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.5 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.33*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).

10.34*

Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2008, Commission File No.0-26176).

10.35*

Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2008, Commission File No.0-26176).

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).**

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).**

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).**

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).**

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed on March 31, 2009, Commission File No. 000-26176).**

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.45*

Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.33 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.46*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.47*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.48*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.49*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.50*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).****

10.51*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

21☐	Subsidiaries of DISH DBS Corporation.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ***

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2011, filed on March 19, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.

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

****	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISH DBS CORPORATION

	By:	/s/ Robert E. Olson
Robert E. Olson
Executive Vice President and Chief Financial Officer

Date: March 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman	March 19, 2012
Charles W. Ergen

/s/ Joseph P. Clayton	President and Chief Executive Officer	March 19, 2012
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	March 19, 2012
Robert E. Olson	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 19, 2012
James DeFranco

/s/ R. Stanton Dodge	Director	March 19, 2012
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

DISH DBS Corporation:

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of DISH DBS Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 19, 2012

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$399,072	$507,266
Marketable investment securities (Note 4)	668,263	1,592,911
Trade accounts receivable - other, net of allowance for doubtful accounts of $11,916 and $29,650, respectively	771,055	771,383
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	16,296	14,155
Inventory	509,932	487,046
Deferred tax assets (Note 8)	78,532	281,957
Other current assets	117,792	70,515
Total current assets	2,560,942	3,725,233

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	119,644	132,395
Property and equipment, net (Note 6)	3,122,243	3,230,849
FCC authorizations	679,570	679,570
Other noncurrent assets, net	121,290	67,586
Total noncurrent assets	4,042,747	4,110,400
Total assets	$6,603,689	$7,835,633

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$131,305	$161,413
Trade accounts payable - EchoStar	222,917	238,629
Deferred revenue and other	809,559	803,737
Accrued programming	1,055,925	1,089,976
Litigation accrual (Note 11)	65,580	619,022
Other accrued expenses	534,832	512,705
Current portion of long-term debt and capital lease obligations (Note 7)	34,630	1,030,895
Total current liabilities	2,854,748	4,456,377

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 7)	7,458,134	5,484,041
Deferred tax liabilities	988,371	621,943
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	187,407	215,832
Total long-term obligations, net of current portion	8,633,912	6,321,816
Total liabilities	11,488,660	10,778,193

Commitments and Contingencies (Note 11)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,207,681	1,170,560
Accumulated other comprehensive income (loss)	(1,450)	3,765
Accumulated earnings (deficit)	(6,091,202)	(4,116,885)
Total stockholder’s equity (deficit)	(4,884,971)	(2,942,560)
Total liabilities and stockholder’s equity (deficit)	$6,603,689	$7,835,633

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Subscriber-related revenue	$12,959,025	$12,538,950	$11,537,703
Equipment sales and other revenue	64,547	59,607	97,856
Equipment sales, services and other revenue - EchoStar	36,474	37,180	27,559
Total revenue	13,060,046	12,635,737	11,663,118

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	6,841,760	6,675,095	6,359,138
Satellite and transmission expenses
EchoStar	441,613	418,286	319,752
Other	39,341	39,776	33,477
Cost of sales - equipment, services and other	79,563	76,295	121,238
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	249,440	175,777	188,793
Other subscriber promotion subsidies	925,015	1,104,652	1,071,655
Subscriber acquisition advertising	329,021	372,563	279,067
Total subscriber acquisition costs	1,503,476	1,652,992	1,539,515
General and administrative expenses - EchoStar	45,188	47,429	45,356
General and administrative expenses	570,699	573,495	554,754
Litigation expense (Note 11)	(316,949)	225,456	361,024
Depreciation and amortization (Note 6)	904,955	983,360	939,714
Total costs and expenses	10,109,646	10,692,184	10,273,968

Operating income (loss)	2,950,400	1,943,553	1,389,150

Other Income (Expense):
Interest income	13,209	13,744	13,985
Interest expense, net of amounts capitalized	(552,036)	(470,890)	(407,413)
Other, net	10,957	581	(19,129)
Total other income (expense)	(527,870)	(456,565)	(412,557)

Income (loss) before income taxes	2,422,530	1,486,988	976,593
Income tax (provision) benefit, net (Note 8)	(896,847)	(538,312)	(372,938)
Net income (loss)	$1,525,683	$948,676	$603,655

Comprehensive Income (Loss):
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(5,215)	(68)	12,625
Comprehensive income (loss)	$1,520,468	$948,608	$616,280

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2008	$—	$1,142,529	$(8,792)	$(4,343,414)	$(3,209,677)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(1,050,000)	(1,050,000)
Stock-based compensation	—	12,227	—	—	12,227
Income tax (expense) benefit related to stock awards and other	—	(142)	—	—	(142)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	12,625	—	12,625
Net income (loss)	—	—	—	603,655	603,655
Balance, December 31, 2009	$—	$1,154,614	$3,833	$(4,789,759)	$(3,631,312)
Capital distribution to affiliate	—	—	—	(266,699)	(266,699)
Stock-based compensation	—	15,387	—	—	15,387
Income tax (expense) benefit related to stock awards and other	—	559	—	—	559
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(68)	—	(68)
Capital transaction with EchoStar in connection with purchases of strategic investments, net of tax of $2,895 (Note 15)	—	—	—	(9,103)	(9,103)
Net income (loss)	—	—	—	948,676	948,676
Balance, December 31, 2010	$—	$1,170,560	$3,765	$(4,116,885)	$(2,942,560)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(3,500,000)	(3,500,000)
Stock-based compensation	—	31,163	—	—	31,163
Income tax (expense) benefit related to stock awards and other	—	5,958	—	—	5,958
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(5,215)	—	(5,215)
Net income (loss)	—	—	—	1,525,683	1,525,683
Balance, December 31, 2011	$—	$1,207,681	$(1,450)	$(6,091,202)	$(4,884,971)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$1,525,683	$948,676	$603,655
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	904,955	983,360	939,714
Equity in losses (earnings) of affiliates	—	—	1,975
Realized and unrealized losses (gains) on investments	(10,758)	—	18,933
Non-cash, stock-based compensation	31,163	15,387	12,227
Deferred tax expense (benefit) (Note 8)	582,519	182,859	(32,513)
Other, net	7,781	375	5,851
Change in noncurrent assets	37,986	443	6,507
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(28,425)	(98,131)	11,857
Changes in current assets and current liabilities:
Trade accounts receivable - other	18,173	(41,311)	56,460
Allowance for doubtful accounts	(17,735)	13,279	1,165
Trade accounts receivable - EchoStar	(2,141)	24,192	(16,777)
Inventory	(56,063)	(228,625)	51,411
Other current assets	(5,723)	(8,781)	9,587
Trade accounts payable	(31,614)	20,200	(33,809)
Trade accounts payable - EchoStar	(15,712)	(31,913)	(28,087)
Deferred revenue and other	5,822	(11,913)	(14,116)
Litigation expense accrual (Note 11)	(316,949)	225,456	361,024
Litigation settlement payments (Note 11)	(350,000)	—	—
Accrued programming and other accrued expenses	(10,600)	151,427	39,333
Net cash flows from operating activities	2,268,362	2,144,980	1,994,397

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,286,081)	(4,352,377)	(5,590,668)
Sales and maturities of marketable investment securities	5,205,514	4,468,529	4,277,251
Purchases of property and equipment	(765,490)	(1,547,523)	(922,420)
Change in restricted cash and marketable investment securities	12,751	(3,921)	(57,731)
Purchase of strategic investments included in noncurrent other investment securities	—	(11,742)	(1,214)
Proceeds from sale of strategic investments	10,000	4,000	—
Other	(46)	703	—
Net cash flows from investing activities	176,648	(1,442,331)	(2,294,782)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	1,400,000
Deferred debt issuance costs	(27,261)	—	(23,090)
Repurchases and redemption of 6 3/8% Senior Notes due 2011	(1,000,000)
Repayment of long-term debt and capital lease obligations	(32,716)	(26,910)	(26,300)
Dividend to DISH Orbital Corporation	(3,500,000)	—	(1,050,000)
Capital distribution to affiliate	—	(266,699)	—
Other	6,773	—	—
Net cash flows from financing activities	(2,553,204)	(293,609)	300,610

Net increase (decrease) in cash and cash equivalents	(108,194)	409,040	225
Cash and cash equivalents, beginning of period	507,266	98,226	98,001
Cash and cash equivalents, end of period	$399,072	$507,266	$98,226

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® direct broadcast satellite (“DBS”) subscription television service (the “DISH” pay-TV service) which had 13.967 million subscribers in the United States as of December 31, 2011.  The DISH pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2011 and 2010 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things:

•                  the fair value of our marketable investment securities compared to the carrying amount,

•                  the historical volatility of the price of each security, and

•                  any market and company specific factors related to each security.

Declines in the fair value of debt investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

Additionally, in situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

•                  we have the intent to sell the security,

•                  it is more likely than not that we will be required to sell the security before maturity or recovery, or

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

Inventory

Inventory is stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.  The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. The costs of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Other Intangible Assets

We do not amortize indefinite lived intangible assets, but test these assets for impairment annually or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

We combine all our indefinite lived FCC licenses into a single unit of accounting. The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2011, we determined that the estimated fair value of the FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Long-Term Deferred Revenue, Distribution and Carriage Payments

Certain programmers provide us up-front payments. Such amounts are deferred and recognized as reductions to “Subscriber-related expenses” on a straight-line basis over the relevant remaining contract term (generally up to ten years). The current and long-term portions of these deferred credits are recorded in our Consolidated Balance Sheets in “Deferred revenue and other” and “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities,” respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

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

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. Revenue from our subscription television services is recognized when programming is broadcast to subscribers. Payments received from subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned. For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for equipment rental, including DVRs, additional outlets and fees for receivers with multiple tuners, and our in-home service operations are recognized as revenue as earned. Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

Certain of our existing and new subscriber promotions include programming discounts. Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber.

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new subscribers through third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•                  “Cost of sales — subscriber promotion subsidies - EchoStar” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•                  “Other subscriber promotion subsidies” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies.

•                  “Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new DISH subscribers.  Advertising costs are expensed as incurred.

We characterize amounts paid to our independent retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber promotion subsidies.”  Our payments for equipment buydowns represent a partial or complete return of the retailer’s purchase price and are, therefore, netted against the proceeds received from the retailer.  We report the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber promotion subsidies.”  Net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are not recognized as revenue.

Equipment Lease Programs

DISH subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our programming. Most of our new subscribers choose to lease equipment and thus we retain title to such equipment. Equipment leased to new and existing subscribers is capitalized and depreciated over their estimated useful lives.

3.     Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid for interest	$545,406	$472,586	$357,419
Cash received for interest	11,468	13,744	13,985
Cash paid for income taxes	14,661	12,978	12,384
Cash paid for income taxes to DISH Network	384,462	428,591	400,468
Vendor financing	—	40,000	—
Satellite and other assets financed under capital lease obligations	10,548	5,282	140,109

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.     Marketable Investment Securities and Restricted Cash

Our marketable investment securities and restricted cash consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$100,075	$1,021,697
Current marketable investment securities - other	568,188	571,214
Total current marketable investment securities	668,263	1,592,911
Restricted marketable investment securities (1)	54,507	59,638
Total marketable investment securities	722,770	1,652,549

Restricted cash and cash equivalents (1)	65,137	72,757

Total marketable investment securities and restricted cash	$787,907	$1,725,306

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

Restricted Cash and Marketable Investment Securities

As of December 31, 2011 and 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 11).

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2011 and 2010, we had accumulated net unrealized losses of $1 million and net unrealized gains of $4 million net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” A full valuation allowance has been established against any deferred taxes that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of December 31,
	2011				2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$100,075	$—	$—	$—	$1,021,697	$—	$—	$—
Other (including restricted)	622,695	2,625	(4,075)	(1,450)	630,852	4,905	(1,140)	3,765
Total marketable investment securities	$722,770	$2,625	$(4,075)	$(1,450)	$1,652,549	$4,905	$(1,140)	$3,765

As of December 31, 2011, restricted and non-restricted marketable investment securities include debt securities of $675 million with contractual maturities of one year or less and $48 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of December 31, 2011 and 2010, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds and mortgage backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2011			2010
	Investment Category			Investment Category
	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
	(In thousands)
Less than Six Months:
Fair value	$185,739	$—	$185,739	$71,279	$—	$71,279
Unrealized loss	(794)	—	(794)	(133)	—	(133)
Six to Nine Months:
Fair value	146,068	—	146,068	20,051	—	20,051
Unrealized loss	(1,451)	—	(1,451)	(79)	—	(79)
Nine Months or More:
Fair value	145,937	—	145,937	106,270	—	106,270
Unrealized loss	(1,830)	—	(1,830)	(928)	—	(928)
Total Fair Value	$477,744	$—	$477,744	$197,600	$—	$197,600

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Our assets measured at fair value on a recurring basis were as follows:

	As of December 31,
	2011				2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$162,549	$18,610	$143,939	$—	$358,675	$58,353	$300,322	$—

Debt securities:
VRDNs	$100,075	$—	$100,075	$—	$1,021,697	$—	$1,021,697	$—
Other (including restricted)	622,695	—	622,695	—	630,852	10,738	620,114	—
Total marketable investment securities	$722,770	$—	$722,770	$—	$1,652,549	$10,738	$1,641,811	$—

5.     Inventory

Inventory consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
Finished goods - DBS	$294,722	$304,552
Raw materials	183,675	143,100
Work-in-process - used	29,228	36,186
Work-in-process - new	2,307	3,208
Total inventory	$509,932	$487,046

6.     Property and Equipment

Property and equipment consists of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2011	2010
		(In thousands)
Equipment leased to customers	2-5	$3,496,154	$3,495,360
EchoStar I	12	201,607	201,607
EchoStar VII	12	177,000	177,000
EchoStar X	12	177,192	177,192
EchoStar XI	12	200,198	200,198
EchoStar XIV	15	316,541	316,518
EchoStar XV	15	277,658	277,533
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	506,736	480,217
Buildings and improvements	1-40	70,716	69,165
Land	—	4,447	3,760
Construction in progress	—	42,038	16,844
Total property and equipment		5,970,106	5,915,213
Accumulated depreciation		(2,847,863)	(2,684,364)
Property and equipment, net		$3,122,243	$3,230,849

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Construction in progress consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
Software related projects	$20,149	$3,469
Other	21,889	13,375
Construction in progress	$42,038	$16,844

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Equipment leased to customers	$725,904	$822,442	$799,169
Satellites	128,352	110,510	86,430
Buildings, furniture, fixtures, equipment and other	50,699	50,408	54,115
Total depreciation and amortization	$904,955	$983,360	$939,714

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

We did not record any capitalized interest during the years ended December 31, 2011, 2010 or 2009.

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
Leased from EchoStar:
EchoStar XVI	2012	61.5	10	10

(1)          See Note 15 for further discussion of our Related Party Transactions with EchoStar.

(2)          We lease a portion of the capacity on these satellites.

(3)          Leased on a month to month basis.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

QuetzSat-1.  During 2008, we entered into a transponder service agreement with EchoStar expiring in November 2021, which will be accounted for as an operating lease.  We will lease 24 DBS transponders on QuetzSat-1 when the satellite is placed into commercial operation at the 77 degree orbital location.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.  See Note 15 for further discussion.

Satellite Anomalies

Operation of our pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Owned Satellites

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During September 2011, we determined that EchoStar XIV experienced a solar array anomaly that reduced the total power available for use by the spacecraft.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011, and during January 2011 the satellite experienced an anomaly, that temporarily disrupted electrical power to some components causing an interruption of broadcast service.  In addition, it has now been determined one of the two on-board computers used to control the satellite failed in connection with the January 2011 anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would likely be substantially impacted and may result in an impairment of the satellite.  There can also be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

7.     Long-Term Debt

6 3/8% Senior Notes due 2011

During September 2011, we repurchased $85 million of our 6 3/8% Senior Notes due 2011 in open market transactions at amounts close to par plus accrued interest.  On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

6 3/4% Senior Notes due 2021

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year, 6 3/4% Senior Notes due June 1, 2021 at an issue price of 99.093%.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
7% Senior Notes due 2013	April 1 and October 1	$35,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 3/8% Senior Notes due 2011 (1)	$—	$—	$1,000,000	$1,032,500
7 % Senior Notes due 2013	500,000	535,000	500,000	532,815
6 5/8% Senior Notes due 2014	1,000,000	1,060,000	1,000,000	1,032,500
7 3/4% Senior Notes due 2015	750,000	817,500	750,000	798,750
7 1/8% Senior Notes due 2016	1,500,000	1,593,750	1,500,000	1,548,600
7 7/8% Senior Notes due 2019	1,400,000	1,589,000	1,400,000	1,463,000
6 3/4% Senior Notes due 2021	2,000,000	2,140,000	—	—
Mortgages and other notes payable	71,871	71,871	77,965	77,965
Subtotal	7,221,871	$7,807,121	6,227,965	$6,486,130
Capital lease obligations (2)	270,893	NA	286,971	NA
Total long-term debt and capital lease obligations (including current portion)	$7,492,764		$6,514,936

(1)          During September 2011, we repurchased $85 million of our 6 3/8% Senior Notes due 2011 in open market transactions at amounts close to par plus accrued interest.  On October 3, 2011, we redeemed the remaining $915 million principal balance of our 6 3/8% Senior Notes due 2011.

(2)          Disclosure regarding fair value of capital leases is not required.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Satellites and other capital lease obligations	$270,893	$286,971
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	6,286	7,577
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	9,968	10,862
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	15,106	15,951
6% note payable for EchoStar XIV satellite vendor financing, payable over 15 years from launch	21,055	22,000
6% note payable for EchoStar XV satellite vendor financing, payable over 15 years from launch	17,227	18,000
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	2,229	3,575
Total	342,764	364,936
Less current portion	(34,630)	(30,895)
Other long-term debt and capital lease obligations, net of current portion	$308,134	$334,041

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

As of December 31, 2011 and 2010, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $151 million and $109 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $40 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2011 are as follows (in thousands):

For the Years Ending December 31,
2012	$83,700
2013	77,893
2014	76,296
2015	75,970
2016	75,970
Thereafter	314,269
Total minimum lease payments	704,098
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(323,382)
Net minimum lease payments	380,716
Less: Amount representing interest	(109,823)
Present value of net minimum lease payments	270,893
Less: Current portion	(28,187)
Long-term portion of capital lease obligations	$242,706

The summary of future maturities of our outstanding long-term debt as of December 31, 2011 is included in the commitments table in Note 11.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As of December 31, 2011, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and less than $1 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2020.  In addition, there are $3 million of tax benefits related to credit carryforwards which are offset by a valuation allowance.  The credit carryforwards begin to expire in the year 2022.

DDBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DDBS are generally those that would have been recorded if DDBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DDBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2011, 2010 and 2009 were $384 million, $429 million and $400 million, respectively.

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current (provision) benefit:
Federal	$(277,920)	$(286,491)	$(360,974)
State	(36,408)	(68,962)	(44,399)
Foreign	—	—	(78)
	(314,328)	(355,453)	(405,451)
Deferred (provision) benefit:
Federal	(553,393)	(195,869)	38,828
State	(35,887)	18,711	789
Decrease (increase) in valuation allowance	6,761	(5,701)	(7,104)
	(582,519)	(182,859)	32,513
Total benefit (provision)	$(896,847)	$(538,312)	$(372,938)

The actual tax provisions for 2011, 2010 and 2009 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2011	2010	2009
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.0)	(2.5)	(3.4)
Stock option compensation	—	0.3	(0.2)
Other	(0.3)	1.0	1.1
Decrease (increase) in valuation allowance	0.3	—	(0.7)
Total benefit (provision) for income taxes	(37.0)	(36.2)	(38.2)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$3,500	$—
Unrealized losses on investments	4,442	9,595
Accrued expenses	63,188	255,273
Stock-based compensation	23,000	17,683
Deferred revenue	45,556	56,324
State taxes net of federal effect	—	17,941
Total deferred tax assets	139,686	356,816
Valuation allowance	(11,114)	(15,784)
Deferred tax asset after valuation allowance	128,572	341,032

Deferred tax liabilities:
Depreciation and amortization	(1,020,045)	(681,018)
State taxes net of federal effect	(6,070)	—
Other long-term liabilities	(26,944)	—
Total deferred tax liabilities	(1,053,059)	(681,018)
Net deferred tax asset (liability)	$(924,487)	$(339,986)

Current portion of net deferred tax asset	$78,532	$281,957
Current portion of net deferred tax liability	(14,648)	—
Noncurrent portion of net deferred tax asset (liability)	(988,371)	(621,943)
Total net deferred tax asset (liability)	$(924,487)	$(339,986)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 1996 due to the carryover of previously incurred net operating losses.  As of December 31, 2011, we are currently under a federal income tax examination for fiscal year 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2011	2010	2009
	(In thousands)
Balance as of beginning period	$170,226	$199,172	$201,271
Additions based on tax positions related to the current year	9,836	7,382	7,952
Reductions based on tax positions related to current years	(1,170)	—	—
Additions based on tax positions related to prior years	16,610	11,507	4,072
Reductions based on tax positions related to prior years	—	(43,141)	(6,042)
Reductions based on tax positions related to settlements with taxing authorities	(1,185)	(493)	(5,899)
Reductions based on tax positions related to the lapse of the statute of limitations	(3,382)	(4,201)	(2,182)
Balance as of end of period	$190,935	$170,226	$199,172

We have $180 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011 and 2010, we recorded $1 million and $4 million in interest and penalty benefit to earnings, respectively.  During the year ended December 31, 2009, we recorded $8 million in interest and penalty expense to earnings.  Accrued interest and penalties were $9 million and $11 million at December 31, 2011 and 2010, respectively.  The above table excludes these amounts.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9.              Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue 1.8 million shares of Class A common stock.  At December 31, 2011, DISH Network had 0.4 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2011, 2010 and 2009, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.2 million shares, respectively.

401(k) Employee Savings Plan

DISH Network sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by DISH Network, subject to a maximum annual contribution of $1,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  DISH Network’s board of directors also may authorize an annual discretionary contribution to the plan with authorization by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in DISH Network’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2011	2010	2009
	(In thousands)
Matching contributions, net of forfeitures	$1,521	$1,598	$6,116
Discretionary stock contributions, net of forfeitures	$22,331	$24,954	$29,004

10.       Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2011, there were outstanding under these plans stock options to acquire 17.6 million shares of DISH Network’s Class A common stock and 1.2 million restricted stock units associated with our employees.  Stock options granted prior to and on December 31, 2011 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific objectives.  As of December 31, 2011, DISH Network had 73.0 million shares of its Class A common stock available for future grant under its stock incentive plans.

During December 2009, DISH Network paid a dividend in cash of $2.00 per share on their outstanding Class A and Class B common stock to shareholders of record on November 20, 2009.  In light of such dividend, during February 2010, the exercise price of 16.9 million stock options, affecting approximately 400 of our employees, was reduced by $2.00 per share (the “2009 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2009 Stock Option Adjustment.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar Corporation (“EchoStar”).  DISH Network, including us, and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with the Spin-off, as permitted by existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two stock options as follows:

•                  an adjusted DISH Network stock option for the same number of shares that were exercisable under the original DISH Network stock option, with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.831219.

•                  a new EchoStar stock option for one-fifth of the number of shares that were exercisable under the original DISH Network stock option, with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.843907.

Similarly, each holder of DISH Network restricted stock units retained his or her DISH Network restricted stock units and received one EchoStar restricted stock unit for every five DISH Network restricted stock units that they held.

Consequently, the fair value of the DISH Network stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.

As of December 31, 2011, the following stock awards were outstanding:

	As of December 31, 2011
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	17,640,074	1,179,709	700,521	52,286

DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar. Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2011 are as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ —	-	$ 10.00	3,978,408	5.67	$9.09	1,186,308	5.75	$9.09
$10.00	-	$ 15.00	829,288	6.51	$14.01	200,651	6.51	$13.96
$15.00	-	$ 20.00	2,365,215	8.17	$18.15	140,676	6.69	$18.19
$20.00	-	$ 25.00	5,467,263	4.48	$22.78	2,517,663	3.23	$22.73
$25.00	-	$ 30.00	2,507,345	5.15	$26.46	1,771,596	4.63	$26.46
$30.00	-	$ 35.00	2,454,055	8.83	$31.19	548,504	7.12	$32.29
$35.00	-	$ 40.00	38,500	5.65	$36.74	22,400	5.61	$36.68
$ —	-	$ 40.00	17,640,074	6.04	$20.38	6,387,798	4.61	$21.73

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total stock options outstanding, beginning of period (1)	18,447,004	$17.76	18,094,235	$20.86	18,267,950	$21.86
Granted	3,198,500	$28.52	2,450,500	$18.34	3,077,000	$15.69
Exercised	(1,640,462)	$12.36	(408,231)	$9.99	(233,795)	$10.95
Forfeited and cancelled (2)	(2,364,968)	$12.11	(1,689,500)	$21.69	(3,016,920)	$22.44
Total stock options outstanding, end of period	17,640,074	$20.38	18,447,004	$17.76	18,094,235	$20.86
Performance based stock options outstanding, end of period (3)	8,022,975	$18.89	9,907,250	$15.29	8,253,500	$16.27
Exercisable at end of period	6,387,798	$21.73	5,325,753	$22.70	5,722,735	$28.36

(1)   The beginning of period weighted-average exercise price for the year ended December 31, 2010 of $20.86 does not reflect the 2009 Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)   Certain of these stock options include options that were granted to individuals who transferred to another DISH Network subsidiary not a part of DDBS.

(3)   These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$9,786	$1,665	$1,116

Based on the closing market price of DISH Network Class A common stock on December 31, 2011, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$150,165	$45,708

DISH Network restricted stock unit activity associated with our employees was as follows:

	2011		2010		2009
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,271,984	$22.06	857,719	$25.04	987,625	$24.88
Granted	300,000	$30.67	600,000	$18.15	6,666	$11.11
Vested	(14,705)	$11.09	—	$—	(38,072)	$22.76
Forfeited and cancelled	(377,570)	$26.23	(185,735)	$23.07	(98,500)	$23.33
Total restricted stock units outstanding, end of period	1,179,709	$23.11	1,271,984	$22.06	857,719	$25.04
Restricted Performance Units outstanding, end of period (1)	1,179,709	$23.11	1,271,984	$22.06	857,719	$25.04

(1)          These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-Term Performance Based Plans

2005 LTIP. During 2005, DISH Network adopted a long-term, performance based stock incentive plan (the “2005 LTIP”). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a DISH Network-specific subscriber goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2011, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the year ended December 31, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DDBS employees	$31,300	$22,768
EchoStar awards held by DDBS employees	6,913	5,078
Total	$38,213	$27,846

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

2008 LTIP. During 2008, DISH Network adopted a long-term, performance based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH Network-specific subscriber and financial goals. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

Although no awards vest until DISH Network attains the performance goals, compensation related to the 2008 LTIP will be recorded based on management’s assessment of the probability of meeting the remaining goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

During the first quarter 2011, DISH Network determined that all of the 2008 LTIP performance goals are probable of achievement.  As of December 31, 2011, approximately 45% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 55% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on management’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2011 and 2010, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber and financial goals was not probable as of December 31, 2011, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2012	$4,412	$162
Estimated contingent expense subsequent to 2012	3,290	51,258
Total estimated remaining expense over the term of the plan	$7,702	$51,420

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2011	2010	2009
	(In thousands)
2008 LTIP	$18,944	$2,984	$3,560
Other employee performance awards	144	271	234
Total non-cash, stock-based compensation expense recognized for performance based awards	$19,088	$3,255	$3,794

Of the 17.6 million stock options and 1.2 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2011, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2011
	Number of Awards	Weighted- Average Exercise Price
Performance Based Stock Options
2005 LTIP	1,944,500	$23.30
2008 LTIP	3,078,475	$11.95
Other employee performance awards	3,000,000	$23.16
Total	8,022,975	$18.89

Restricted Performance Units and Other
2005 LTIP	258,164
2008 LTIP	21,545
Other employee performance awards	900,000
Total	1,179,709

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-Based Compensation

During the year ended December 31, 2010, we incurred $3 million of additional non-cash, stock-based compensation cost in connection with the 2009 Stock Option Adjustment discussed previously. This amount is included in the table below. Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2011, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Subscriber-related	$1,914	$1,160	$1,069
General and administrative	29,249	14,227	11,158
Total non-cash, stock based compensation	$31,163	$15,387	$12,227

As of December 31, 2011, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $24 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately two years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the years ended December 31, 2011, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2011	2010	2009
Risk-free interest rate	0.36% - 3.18%	1.50% - 2.89%	1.70% - 3.19%
Volatility factor	31.74% - 45.56%	33.33% - 38.63%	29.72% - 45.97%
Expected term of options in years	3.6 - 10.0	5.2 - 7.5	3.0 - 7.3
Weighted-average fair value of options granted	$8.73 - $14.77	$6.83 - $8.14	$3.86 - $8.29

On December 2, 2009 and December 1, 2011, DISH Network paid a $2.00 cash dividend per share on its outstanding Class A and Class B common stock.  While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

On November 1, 2011, DISH Network declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock.  The dividend was paid in cash on December 1, 2011 to shareholders of record on November 17, 2011.  In light of-such dividend, DISH Network’s Executive Compensation Committee, which administers its stock incentive plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by $2.00 per share; provided, that the exercise price of eligible stock options will not be reduced below $1.00.  As a result of this adjustment, a majority of the stock options outstanding as of December 31, 2011 were adjusted subsequent to the year ended December 31, 2011.  This adjustment will result in additional incremental non-cash, stock-based compensation expense of $22 million, of which $13 million will be expensed during first quarter 2012 and $9 million will be expensed over the remaining vesting period.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

11.       Commitments and Contingencies

Commitments

As of December 31, 2011, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$7,221,871	$6,443	$506,114	$1,005,778	$756,160	$1,504,669	$3,442,707
Capital lease obligations	270,893	28,187	24,541	25,207	27,339	30,024	135,595
Interest expense on long-term debt and capital lease obligations	3,257,955	537,000	534,685	497,274	399,500	313,963	975,533
Satellite-related obligations	2,224,776	220,527	248,679	248,461	248,244	248,027	1,010,838
Operating lease obligations	183,841	51,173	36,467	25,345	17,992	17,398	35,466
Purchase obligations	2,852,693	1,429,649	443,463	430,611	326,044	186,391	36,535
Total	$16,012,029	$2,272,979	$1,793,949	$2,232,676	$1,775,279	$2,300,472	$5,636,674

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $180 million of liabilities associated with unrecognized tax benefits which were accrued, discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2011. We do not expect any portion of this amount to be paid or settled within the next twelve months.

Spectrum Investments

During the first half of 2011, DISH Network entered into a transaction to acquire 100% of the equity of reorganized DBSD North America Inc. (“DBSD North America”) for approximately $1.4 billion upon DBSD North America’s emergence from bankruptcy, which included capital stock and convertible securities of, and certain claims related to, DBSD North America (the “DBSD Transaction”).  In addition, in June 2011, DISH Network entered into a transaction to acquire substantially all of the assets of TerreStar Networks, Inc. (“TerreStar”) for a purchase price of $1.375 billion (the “TerreStar Transaction”).  Additionally, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (“Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  Consummation of the DBSD Transaction and the TerreStar Transaction were subject to certain conditions, including approval by the FCC.

Under DISH Network’s agreements to acquire DBSD North America and purchase substantially all of TerreStar’s assets, DISH Network paid substantially all of the purchase price for both transactions prior to the receipt of certain regulatory approvals (the FCC with respect to DBSD North America, and the FCC and Industry Canada with respect to TerreStar).  On February 7, 2012, Industry Canada approved the transfer of the Canadian spectrum licenses held by TerreStar to DISH Network.  On March 2, 2012, the FCC approved the transfer of the spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network closed the DBSD Transaction and the TerreStar Transaction and funded all remaining payments.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and we cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The spectrum licenses held by DBSD North America and TerreStar did not include a waiver of this integrated service requirement.  The FCC has announced plans to consider on March 21, 2012, whether to

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

formally initiate a rulemaking process that could impact the integrated service requirement and other aspects of current MSS rules.  We cannot predict the outcome or timing of any such rulemaking process, including, without limitation, any build-out requirements with which we may need to comply in order to avail ourselves of the resulting benefits of any such rulemaking.

As a result of the consummation of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to commercialize these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that it will be able to profitably deploy the assets represented by these spectrum investments.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless licenses, which were granted to DISH Network by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  We may make cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

Satellite-Related Obligations

Satellites Under Construction. As of December 31, 2011, we have agreed to lease capacity on one satellite from EchoStar that is currently under construction. Future commitments related to this satellite are included in the table above under “Satellite-related obligations.”

•                  EchoStar XVI. During December 2009, we entered into a ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $185 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of its obligation under this agreement through 2019.  As of December 31, 2011, the remaining obligation under this agreement is the guarantee of $502 million.

As of December 31, 2011, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2012 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH pay-TV service.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Rent Expense

Total rent expense for operating leases was $267 million, $263 million and $189 million in 2011, 2010 and 2009, respectively.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer.  We may not be aware of all intellectual property rights that our products or services may potentially infringe.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

Contingencies

Separation Agreement

In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as our acts or omissions following the Spin-off.

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the “‘094 patent”) and 4,992,066 (the “‘066 patent”).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a request for reexamination of the ‘094 patent with the U.S. Patent and Trademark Office and, on December 13, 2011, the U.S. Patent and Trademark Office issued a certificate cancelling all claims of the ‘094 patent.  On February 2, 2012, Broadcast Innovation dismissed the case against DISH Network with prejudice.

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court granted defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s motion to dismiss with prejudice.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We intend to appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreement.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during the year ended December 31, 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and increased our “Litigation accrual” to a total of $66 million as of December 31, 2011.  This reflects our estimated exposure for ESPN’s counterclaim.  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we intend to oppose.  We intend to vigorously prosecute and defend this case.

Ganas, L.L.C.

During August 2010, Ganas, L.L.C. (“Ganas”) filed suit against us, Sabre Holdings Corporation, SAP America, Inc., SAS Institute Inc., Scottrade, Inc., TD Ameritrade, Inc., The Charles Schwab Corporation, TiVo Inc., Unicoi Systems Inc., Xerox Corporation, Adobe Systems Inc., AOL Inc., Apple Inc., Axibase Corporation, DirecTV, E*Trade Securities L.L.C., Exinda Networks, Fidelity Brokerage Services L.L.C., Firstrade Securities Inc., Hewlett-Packard Company, iControl Inc., International Business Machines Corporation and JPMorgan Chase & Co. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,136,913, 7,325,053, and 7,734,756.  The patents relate to hypertext transfer protocol and simple object access protocol.  Ganas is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 23, 2012, Ganas dismissed the case against us with prejudice pursuant to a settlement in which our contribution was not material.

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC (“InterAD”) filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”  On January 5, 2012, InterAD voluntarily dismissed the case against us without prejudice.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”)  and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as defendants.  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“Northpoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the ‘636 patent are invalid.  Northpoint has appealed.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 4, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving EchoStar and DISH Network as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California, alleging infringement of U.S. Patent Nos. 6,581,071, 5,813,014, 6,092,080, 5,832,495, 5,832,499, 6,212,527, 6,574,638, 6,549,911, and 6,353,831.  In the operative Third

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Amended Complaint, filed on March 6, 2012, Preservation Technologies dropped its claim arising from U.S. Patent No. 6,581,071 and added a new claim alleging infringement of U.S. Patent No. 6,199,060.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data, which are allegedly provided by the BLOCKBUSTER On Demand service.

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

Retailer Class Actions

During 2000, lawsuits were filed in Colorado state and federal courts attempting to certify nationwide classes on behalf of certain of our retailers.  The plaintiffs requested that the Courts declare certain provisions of, and changes to, alleged agreements between us and the retailers invalid and unenforceable, and to award damages for lost incentives and payments, charge backs and other compensation.  On September 20, 2010, we agreed to a settlement of both lawsuits that provides, among other things, for mutual releases of the claims underlying the litigation, payment by us of up to $60 million, and the option for certain class members to elect to reinstate certain monthly incentive payments, which the parties agreed have an aggregate maximum value of $23 million.  We cannot predict with any degree of certainty how many class members will elect to reinstate these monthly incentive payments.  As a result, a $60 million “Litigation accrual” was recorded as of December 31, 2010 on our Consolidated Balance Sheets.  On February 9, 2011, the court granted final approval of the settlement, and we made a $60 million settlement payment on April 28, 2011.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit alleges infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, one of which is subject to a reexamination request before the U.S. Patent and Trademark Office, which was filed on February 13, 2012.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against DISH Network L.L.C., our wholly-owned subsidiary, as well as DISH Network, and EchoStar, and its subsidiary, EchoStar Technologies L.L.C. in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunications network.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The action was transferred to the United States District Court for the District of Colorado, and on January 10, 2012, Suomen voluntarily dismissed the case against all defendants without prejudice.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted DISH Network’s motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

materially modify certain user-friendly features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TiVo Inc.

In connection with DISH Network’s litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that DISH Network inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the “‘389 patent”) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after DISH Network deployed its original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against DISH Network for violating the Disablement Provision.

On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings - TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar have been dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for a contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.

As previously disclosed, our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million relates to prior periods and the remaining $108 million represents a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, will be expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Consolidated Statements of Operations and Comprehensive Income (Loss) and our Consolidated Balance Sheets, respectively.  The amount of the pre-paid license agreement is being amortized as costs of sales over the six-year term of the agreement.

In addition, under the settlement agreement, TiVo granted DISH Network a license under its ‘389 patent and certain related patents, for the remaining life of those patents, with respect to DISH-branded and co-branded products and services.

DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both DISH Network and EchoStar were defendants in the TiVo lawsuit, DISH Network and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH Network determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

million intellectual property liability limit under the receiver agreement.  DISH Network and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to us for other intellectual property claims that may arise under the receiver agreement. DISH Network and EchoStar also agreed that DISH Network and EchoStar would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

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

Voom

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We are seeking leave to appeal to New York’s highest state court, the Court of Appeals.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

12.       Financial Information for Subsidiary Guarantors

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

13.  Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2011, 2010 and 2009 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2011	$29,650	$94,678	$(112,412)	$11,916
December 31, 2010	$16,372	$115,478	$(102,200)	$29,650
December 31, 2009	$15,207	$112,025	$(110,860)	$16,372

14.  Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2011:
Total revenue	$3,220,590	$3,331,827	$3,250,805	$3,256,824
Operating income (loss)	985,390	710,709	632,210	622,091
Net income (loss)	548,874	349,292	297,001	330,516

Year ended December 31, 2010:
Total revenue	$3,056,662	$3,167,915	$3,206,371	$3,204,789
Operating income (loss)	457,825	526,410	455,386	503,932
Net income (loss)	218,225	255,530	232,293	242,628

15.  Related Party Transactions

Related Party Transactions with DISH Network

On November 6, 2009, the board of directors of DISH Network declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or $894 million in the aggregate.  On December 1, 2009, we paid a dividend of $1.050 billion to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, and our affiliate, for its fair value of approximately $448 million.  We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate.  We recorded the satellite at DOLLC II’s carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to DOC.

During the third quarter 2010, we purchased EchoStar XV from DOLLC II for its fair value of approximately $413 million.  We assumed $18 million in vendor financing and the difference, or $395 million, was paid to our affiliate.  We recorded the satellite at DOLLC II’s carrying value of $278 million and recorded the difference, or $135 million, as a capital distribution to DOC.

On April 19, 2011, we paid a dividend of $1.5 billion to DOC in connection with, among other things, the funding of DISH Network’s investments in DBSD North America and DISH Network’s acquisition of most of the assets of Blockbuster, Inc.

On August 10, 2011, we paid a dividend of $700 million to DOC in connection with, among other things, the funding of the TerreStar Transaction.

On November 1, 2011, the board of directors of DISH Network declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or $893 million in the aggregate.  On November 30, 2011, we paid a dividend of $1.3 billion to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the year ended December 31, 2011, we recorded $4 million of “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the prices charged for products and services provided under the agreements are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

Since the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of the principal agreements that we have entered into with EchoStar that may have an impact on our financial position and results of operations.

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

“Services and other revenue - EchoStar”

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive from DISH Network the following services, among others certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement).  The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Management Services Agreement.  DISH Network entered into a Management Services Agreement with EchoStar pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also serves as EchoStar’s Senior Vice President and Controller.  In addition, R. Stanton Dodge also served as EchoStar’s Executive Vice President, General Counsel and Secretary through November 2011.  EchoStar makes payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by DISH Network’s executive officers performing services for EchoStar under the management services agreement.  EchoStar also reimburses DISH Network

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

for direct out-of-pocket costs incurred by DISH Network for management services provided to EchoStar.  DISH Network and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH Network and EchoStar mutually agree upon.

The management services agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by EchoStar at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to EchoStar, following certain changes in control.

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

Real Estate Lease Agreement.  During 2008, DISH Network entered into a sublease for space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years.  The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provided certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012 (the “Prior Broadcast Agreement”).  We had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminated teleport services for a reason other than our breach, we were obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

Effective January 1, 2012, we and EchoStar entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar will continue to provide broadcast services to us, for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that:  (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  At the commencement of the 2012 Broadcast Agreement the aggregate pricing for the services provided thereunder was substantially the same as the aggregate pricing for the services provided under the Prior Broadcast Agreement at the time of its expiration.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provides certain broadcast services to us in connection with our carriage of certain sports related programming.  The term of this agreement is for ten years.  If we terminate this agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar III, VI, VIII and XII.  We lease certain satellite capacity from EchoStar on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  In August 2010, our lease of EchoStar III terminated when it was replaced by EchoStar XV.

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Network Telesat Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 11.

Under the terms of the DISH Network Telesat Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Network Telesat Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Network Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Network Telesat Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.  The QuetzSat-1 Transponder Agreement will be accounted for as an operating lease.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service at the 77 degree orbital location and continuing through the remainder of the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

service term will expire in November 2021.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we received TT&C services from EchoStar for a period ending on January 1, 2012 (the “Prior TT&C Agreement”).  The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin.  We were able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

On January 1, 2012, we entered into a TT&C agreement pursuant to which we will continue to receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

“Cost of sales — subscriber promotion subsidies — EchoStar”

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers. The table below indicates the dollar value of set-top boxes and other equipment that we purchased from EchoStar as well as the amount of purchases that are included in “Cost of sales — subscriber promotion subsidies — EchoStar” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The remaining amount is included in “Inventory” and “Property and equipment, net” on our Consolidated Balance Sheets.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Set-top boxes and other equipment purchased from EchoStar	$1,158,293	$1,470,173	$1,174,763

Set-top boxes and other equipment purchased from EchoStar included in “Cost of sales – subscriber promotion subsidies – EchoStar”	$249,440	$175,777	$188,793

In connection with the Spin-off, we and EchoStar entered into a receiver agreement pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from EchoStar for a period ending on January 1, 2012 (the “Prior Receiver Agreement”).  The Prior Receiver Agreement allowed us to purchase digital set-top boxes, related accessories and other equipment from EchoStar at cost plus a fixed percentage margin, which varied depending on the nature of the equipment purchased.  Additionally, EchoStar provided us with standard manufacturer warranties for the goods sold under the Prior Receiver Agreement.  We were able to terminate the Prior Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar was able to terminate the Prior Receiver Agreement if certain entities were to acquire us.  The Prior Receiver Agreement also included an indemnification provision, whereby the parties indemnified each other for certain intellectual property matters.

Effective January 1, 2012, we and EchoStar entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which we continue to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be impaired if these costs increase.  At the commencement of the 2012 Receiver Agreement, the aggregate pricing for the digital set-top boxes, related accessories, and other equipment sold under the 2012 Receiver Agreement was substantially the same as the aggregate pricing for the products and equipment sold under the Prior Receiver Agreement at the time of its expiration.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

•                  Cheyenne Lease Agreement.  Effective January 1, 2012, we and EchoStar entered into a lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending on December 31, 2031.

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

Move Networks Services Agreement.  In the fourth quarter 2011, EchoStar granted DISH Network the right to use Move Network’s software and video publishing systems, which facilitate the streaming, downloading and distribution of audio and video content to set-top boxes via the Internet.  The fees for the services provided under this agreement are based upon a fixed fee which varies based upon the number of set-top boxes in a given month that access Move Network’s software.  This

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 180 days notice to EchoStar.

Other Agreements — EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, DISH Network entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

TiVo. On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo Inc.  See Note 11 for further discussion.

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

International Programming Rights Agreement.  During the year ended December 31, 2011 we made no purchases and for the years ended December 31, 2010 and 2009 we purchased $2 million and $8 million, respectively, of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C.  During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million.  South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

Patent Cross-License Agreements.  During December 2011, DISH Network and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, DISH Network and EchoStar may elect to extend their respective Cross-License Agreement independent of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of DISH Network and EchoStar, DISH Network and EchoStar agreed to allocate their respective payments to such third party based on their respective percentage of combined total revenue.

Sprint Settlement Agreement.  On November 3, 2011 DISH Network and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  As of December 31, 2011, EchoStar is currently a holder of certain TerreStar debt instruments.  Pursuant to the terms of the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both DISH Network and EchoStar as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and DISH Network.

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$77,705	$79,547	$81,904

	As of December 31,
	2011	2010
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$5,853	$13,272