Form 10-Q
period 2012-03-31
DISH DBS CORP
filed 2012-05-08
CIK 1042642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

As of May 4, 2012, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

•                  Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

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

•                  We rely on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  DISH Network will be required to make significant additional investments or partner with others to commercialize these assets.

•                  Our parent, DISH Network, made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

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

In this report, the words “DDBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, unless the context otherwise requires.  “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, unless the context otherwise requires.  “EchoStar” refers to EchoStar Corporation and its subsidiaries, unless the context otherwise requires.

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$970,417	$399,072
Marketable investment securities	616,398	668,263
Trade accounts receivable - other, net of allowance for doubtful accounts of $11,253 and $11,916, respectively	744,788	771,055
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	18,889	16,296
Inventory	481,434	509,932
Deferred tax assets	78,532	78,532
Other current assets	133,531	117,792
Total current assets	3,043,989	2,560,942

Noncurrent Assets:
Restricted cash and marketable investment securities	120,670	119,644
Property and equipment, net of accumulated depreciation of $2,893,380 and $2,847,863, respectively	3,088,284	3,122,243
FCC authorizations	679,570	679,570
Other noncurrent assets, net	110,703	121,290
Total noncurrent assets	3,999,227	4,042,747
Total assets	$7,043,216	$6,603,689

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$173,376	$131,305
Trade accounts payable - EchoStar	263,730	222,917
Deferred revenue and other	812,598	809,559
Accrued programming	1,095,491	1,055,925
Litigation accrual	70,999	65,580
Other accrued expenses	544,071	534,832
Current portion of long-term debt and capital lease obligations (Note 7)	33,940	34,630
Total current liabilities	2,994,205	2,854,748

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	7,450,747	7,458,134
Deferred tax liabilities	994,668	988,371
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	183,280	187,407
Total long-term obligations, net of current portion	8,628,695	8,633,912
Total liabilities	11,622,900	11,488,660

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,230,743	1,207,681
Accumulated other comprehensive income (loss)	3,285	(1,450)
Accumulated earnings (deficit)	(5,813,712)	(6,091,202)
Total stockholder’s equity (deficit)	(4,579,684)	(4,884,971)
Total liabilities and stockholder’s equity (deficit)	$7,043,216	$6,603,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Revenue:
Subscriber-related revenue	$3,218,946	$3,195,666
Equipment sales and other revenue	21,613	15,893
Equipment sales, services and other revenue - EchoStar	6,667	9,031
Total revenue	3,247,226	3,220,590

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,764,435	1,692,308
Satellite and transmission expenses:
EchoStar	109,121	108,886
Other	10,574	10,078
Cost of sales - equipment, services and other	22,948	22,072
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	82,274	54,426
Other subscriber promotion subsidies	226,389	226,822
Subscriber acquisition advertising	89,056	73,358
Total subscriber acquisition costs	397,719	354,606
General and administrative expenses - EchoStar	10,428	11,940
General and administrative expenses	160,736	147,860
Litigation expense (Note 8)	—	(340,677)
Depreciation and amortization (Note 5)	197,295	228,126
Total costs and expenses	2,673,256	2,235,199

Operating income (loss)	573,970	985,391

Other Income (Expense):
Interest income	1,692	3,640
Interest expense, net of amounts capitalized	(134,286)	(119,973)
Other, net	2,705	12,568
Total other income (expense)	(129,889)	(103,765)

Income (loss) before income taxes	444,081	881,626
Income tax (provision) benefit, net	(166,591)	(332,751)
Net income (loss)	$277,490	$548,875

Comprehensive Income (Loss):
Net income (loss)	$277,490	$548,875
Unrealized holding gains (losses) on available-for-sale securities, net of tax of zero, respectively	4,735	2,399
Comprehensive income (loss)	$282,225	$551,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$277,490	$548,875
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	197,295	228,126
Realized and unrealized losses (gains) on investments	(2,619)	(12,454)
Non-cash, stock-based compensation	22,087	15,177
Deferred tax expense (benefit)	5,536	218,076
Other, net	1,936	1,429
Change in noncurrent assets	11,230	(4,180)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(4,127)	(8,926)
Changes in current assets and current liabilities, net	181,029	(243,560)
Net cash flows from operating activities	689,857	742,563

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(155,734)	(1,000,772)
Sales and maturities of marketable investment securities	212,334	905,231
Purchases of property and equipment	(167,054)	(232,903)
Change in restricted cash and marketable investment securities	(1,026)	(42,000)
Proceeds from sale of strategic investments	—	10,000
Net cash flows from investing activities	(111,480)	(360,444)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(8,077)	(8,498)
Other	1,045	—
Net cash flows from financing activities	(7,032)	(8,498)

Net increase (decrease) in cash and cash equivalents	571,345	373,621
Cash and cash equivalents, beginning of period	399,072	507,266
Cash and cash equivalents, end of period	$970,417	$880,887

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$114,226	$114,752
Cash received for interest	$1,692	$3,399
Cash paid for income taxes	$4,321	$1,971
Cash paid for income taxes to DISH Network	$161,055	$99,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DDBS,” the “Company,” “we,” “us” and/or “our”) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DDBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service which had 14.071 million subscribers in the United States as of March 31, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of March 31, 2012 and December 31, 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 3.

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

3.     Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consist of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$129,188	$100,075
Current marketable investment securities - other	487,210	568,188
Total current marketable investment securities	616,398	668,263
Restricted marketable investment securities (1)	65,685	54,507
Total marketable investment securities	682,083	722,770

Restricted cash and cash equivalents (1)	54,985	65,137

Total marketable investment securities and restricted cash and cash equivalents	$737,068	$787,907

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

Restricted Cash and Marketable Investment Securities

As of March 31, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 8).

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2012 and December 31, 2011, we had accumulated net unrealized gains of $3 million and net unrealized losses of $1 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” A full valuation allowance has been established against any deferred taxes that are capital in nature. The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$129,188	$—	$—	$—	$100,075	$—	$—	$—
Other (including restricted)	552,895	4,163	(878)	3,285	622,695	2,625	(4,075)	(1,450)
Total	$682,083	$4,163	$(878)	$3,285	$722,770	$2,625	$(4,075)	$(1,450)

As of March 31, 2012, restricted and non-restricted marketable investment securities include debt securities of $628 million with contractual maturities of one year or less and $54 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of March 31, 2012 and December 31,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2011, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds and mortgage backed securities. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$314,649	$(561)	$444,705	$(2,970)
12 months or more	10,416	(317)	33,039	(1,105)
Total	$325,065	$(878)	$477,744	$(4,075)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$680,623	$27,073	$653,550	$—	$162,549	$18,610	$143,939	$—

Debt securities:
VRDNs	$129,188	$—	$129,188	$—	$100,075	$—	$100,075	$—
Other (including restricted)	552,895	—	552,895	—	622,695	—	622,695	—
Total	$682,083	$—	$682,083	$—	$722,770	$—	$722,770	$—

4.     Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Finished goods - DBS	$298,624	$294,722
Raw materials	141,391	183,675
Work-in-process - used	38,160	29,228
Work-in-process - new	3,259	2,307
Total inventory	$481,434	$509,932

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.     Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Equipment leased to customers	$152,443	$182,987
Satellites	32,087	32,091
Buildings, furniture, fixtures, equipment and other	12,765	13,048
Total depreciation and amortization	$197,295	$228,126

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DBS Satellites

We currently utilize 13 DBS satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on five DBS satellites from EchoStar, which are accounted for as operating leases. See Note 10 for further discussion of our satellite leases with EchoStar.  We also lease two DBS satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

Satellite Anomalies

Operation of our pay-TV service requires that we have adequate DBS satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming, particularly by expanding local high definition (“HD”) coverage and offering more HD national channels.  While we generally have had in-orbit DBS satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2012, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Owned Satellites

EchoStar I.  EchoStar I was designed to meet a minimum 12 year useful life. During first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

EchoStar XI.  EchoStar XI was designed to meet a minimum 12-year useful life.  During first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During third quarter 2011 and first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During first quarter 2012, EchoStar determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  While the recent loss of TWTAs did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

Long-Lived DBS Satellite Assets.  We evaluate our DISH branded pay-TV DBS satellite fleet for impairment as one asset group and test for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies are not considered to be significant events that would require evaluation for impairment recognition.  Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.

FCC Authorizations

We currently do not have any satellites positioned at the 148 degree orbital location as a result of the retirement of EchoStar V.  While we have requested the necessary approval from the FCC for the continued use of this orbital location, there can be no assurance that the FCC will determine that our proposed future use of this orbital location complies fully with all licensing requirements.  If the FCC decides to revoke this license, we may be required to write-off its $68 million carrying value.  We cannot predict the outcome or the timing of the FCC’s decision and any associated write-off as a result of the FCC’s decision.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.     Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013	$500,000	$535,625	$500,000	$535,000
6 5/8% Senior Notes due 2014	1,000,000	1,090,000	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	851,970	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,662,750	1,500,000	1,593,750
7 7/8% Senior Notes due 2019	1,400,000	1,610,000	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,005,000	2,000,000	2,140,000
Mortgages and other notes payable	71,535	71,535	71,871	71,871
Subtotal	7,221,535	$7,826,880	7,221,871	$7,807,121
Capital lease obligations (1)	263,152	NA	270,893	NA
Total long-term debt and capital lease obligations (including current portion)	$7,484,687		$7,492,764

(1)          Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

7.     Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance-based stock incentives.  As of March 31, 2012, there were outstanding under these plans stock options to acquire 17.8 million shares of DISH Network’s Class A common stock and 1.2 million restricted stock units associated with our employees.  Stock options granted prior to and on March 31, 2012 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific objectives.  As of March 31, 2012, DISH Network had 72.6 million shares of its Class A common stock available for future grant under its stock incentive plans.

During December 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 17.3 million stock options, affecting approximately 400 of our employees, was reduced by $2.00 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

The following stock awards were outstanding:

	As of March 31, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DDBS employees	17,772,264	1,176,376	729,981	51,620

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Three Months
	Ended March 31, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	17,640,074	$20.38
Granted	411,000	$32.93
Exercised	(246,010)	$11.41
Forfeited and cancelled	(32,800)	$20.36
Total options outstanding, end of period	17,772,264	$18.84
Performance-based options outstanding, end of period (2)	8,092,675	$16.96
Exercisable at end of period	6,613,788	$20.08

(1)          The beginning of period weighted-average exercise price of $20.38 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$1,743	$795

Based on the closing market price of DISH Network Class A common stock on March 31, 2012, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of March 31, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$250,534	$85,008

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Three Months
	Ended March 31, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,179,709	$23.11
Granted	—	$—
Vested	—	$—
Forfeited and cancelled	(3,333)	$25.07
Total restricted stock units outstanding, end of period	1,176,376	$23.11
Restricted Performance Units outstanding, end of period (1)	1,176,376	$23.11

(1)          These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

Long-Term Performance-Based Plans

2005 LTIP. During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a DISH Network-specific subscriber goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2012, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the three months ended March 31, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DDBS employees	$32,020	$24,735
EchoStar awards held by DDBS employees	279	230
Total	$32,299	$24,965

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

2008 LTIP. During 2008, DISH Network adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH Network-specific subscriber and financial goals. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

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

During the first quarter 2011, DISH Network determined that all of the 2008 LTIP performance goals are probable of achievement.  As of March 31, 2012, approximately 45% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 55% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three months ended March 31, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber and financial goals was not probable as of March 31, 2012, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months
	Ended March 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011
	(In thousands)
2008 LTIP	$5,496	$12,804
Other employee performance awards	3,139	75
Total non-cash, stock-based compensation expense recognized for performance based awards	$8,635	$12,879

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2012	$3,304	$3,139
Estimated contingent expense subsequent to 2012	3,445	47,594
Total estimated remaining expense over the term of the plan	$6,749	$50,733

Of the 17.8 million stock options and 1.2 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of March 31, 2012, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of March 31, 2012
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	1,998,500	$21.61
2008 LTIP	3,094,175	$9.88
Other employee performance awards	3,000,000	$21.16
Total	8,092,675	$16.96

Restricted Performance Units and Other
2005 LTIP	254,831
2008 LTIP	21,545
Other employee performance awards	900,000
Total	1,176,376

Stock-Based Compensation

During the three months ended March 31, 2012, we incurred $13 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously. This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Subscriber-related	$837	$977
General and administrative	21,250	14,200
Total non-cash, stock-based compensation	$22,087	$15,177

As of March 31, 2012, our total unrecognized compensation cost related to the non-performance-based unvested stock awards was $28 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 3.9% per year and will be recognized over a weighted-average period of approximately two years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three months ended March 31, 2012 and 2011 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Three Months
Ended March 31,
Stock Options	2012	2011
Risk-free interest rate	0.51% - 1.29%	2.24% - 2.68%
Volatility factor	38.80% - 39.34%	35.82% - 39.59%
Expected term of options in years	3.4 - 5.9	4.9 - 6.3
Weighted-average fair value of options granted	$9.49 - $12.69	$9.16 - $9.81

On December 1, 2011, DISH Network paid a $2.00 cash dividend per share on its outstanding Class A and Class B common stock.  While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

8.     Commitments and Contingencies

Commitments

Wireless Spectrum

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  We may make cash distributions to DISH Network to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network closed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012. While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which DISH Network may need to comply to avail itself of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $169 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s payment obligations under this agreement through 2019.  As of March 31, 2012, the remaining payment obligations under this agreement are the guarantee of $486 million.

As of March 31, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed. As a result, during the three months ended March 31, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million as of March 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Fourth Amended Complaint, filed on March 28, 2012, Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

10.  Related Party Transactions

Related Party Transactions with DISH Network

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three months ended March 31, 2012, we recorded $5 million of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

Since the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar; EchoStar obtains certain products, services and rights from us; and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of the principal agreements with EchoStar that may have an impact on our financial position and results of operations.

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

“Services and other revenue - EchoStar”

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement).  The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Management Services Agreement.  DISH Network entered into a Management Services Agreement with EchoStar pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  In addition, R. Stanton Dodge remains employed by us, but also served as EchoStar’s Executive Vice President, General Counsel and Secretary through November 2011.  EchoStar makes payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by DISH Network’s executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimburses DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to EchoStar.  DISH Network and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH Network and EchoStar mutually agree upon.

The Management Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier:

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  In connection with the Spin-off, we and EchoStar entered into a broadcast agreement pursuant to which EchoStar provided certain broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012 (the “Prior Broadcast Agreement”).  We had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminated teleport services for a reason other than EchoStar’s breach, we were obligated to pay EchoStar the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

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

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We have also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 8.

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Under the terms of the QuetzSat-1 Transponder Agreement, we will make certain monthly payments to EchoStar commencing when the QuetzSat-1 satellite is placed into service at the 77 degree orbital location and continuing through the remainder of the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

Effective January 1, 2012, we entered into a TT&C agreement pursuant to which we will continue to receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes Communications, Inc. (“Hughes”), a wholly-owned subsidiary of EchoStar, entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months
	Ended March 31,
Purchases from EchoStar	2012	2011
	(In thousands)
Set-top boxes and other equipment	$237,365	$272,126

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$82,274	$54,426

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

Effective January 1, 2012, we and EchoStar entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which we continue to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•                  Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•                  Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016 with a renewal option for one additional year.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

TiVo.  On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar have been dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.

DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both DISH Network and EchoStar were defendants in the TiVo lawsuit, DISH Network and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH Network determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the receiver agreement.  DISH Network and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH Network for other intellectual property claims that may arise under the receiver agreement.  DISH Network and EchoStar also agreed that DISH Network and EchoStar would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Sprint Settlement Agreement.  On November 3, 2011, DISH Network and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar was a holder of certain TerreStar debt instruments.  In March 2012, EchoStar’s remaining debt instruments were exchanged for a right to receive a distribution in accordance with the terms of the liquidating trust established pursuant to TerreStar’s chapter 11 plan of liquidation.  Pursuant to the terms of the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,484	$20,729

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$12,925	$5,853

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH added approximately 104,000 net subscribers during the three months ended March 31, 2012, compared to approximately 58,000 net subscriber additions during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our churn rate.  Our average monthly subscriber churn rate for the three months ended March 31, 2012 was 1.35% compared to 1.47% for the same period in 2011.  During the three months ended March 31, 2012, DISH added approximately 673,000 gross new subscribers compared to approximately 681,000 gross new subscribers during the same period in 2011, a decrease of 1.2%.

Our churn rate for the three months ended March 31, 2012 was positively impacted versus the same period in 2011 because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Furthermore, our churn has historically been lower in the first quarter.  In addition to these factors, our churn rate is impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, telecommunications companies continue to grow their customer bases.  Our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty, including, among other things, the weak housing market and lower discretionary spending.

“Net income (loss)” for the three months ended March 31, 2012 was $277 million compared to $549 million for the same period in 2011.  During the three months ended March 31, 2012, “Net income (loss)” decreased primarily due to a reduction in our accrued expenses related to the TiVo Inc. settlement during 2011.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial position and results of operations.  We implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant percentage do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our average subscriber acquisition costs per new subscriber activation.

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper™ receiver that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

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

Future Liquidity

Wireless Spectrum

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009 subject to certain build-out requirements.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  We may make cash distributions to DISH Network to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  Part or all of these licenses may be terminated if the associated FCC build-out requirements are not satisfied.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network closed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012. While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which DISH Network may need to comply to avail itself of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

Voom HD Holdings

If Voom HD Holdings (“Voom”) prevails in its breach of contract suit against our wholly-owned subsidiary, DISH Network L.L.C., we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom filed a lawsuit against DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.

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

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new DISH subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new subscribers from “Subscriber acquisition costs.”

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,218,946	$3,195,666	$23,280	0.7
Equipment sales and other revenue	21,613	15,893	5,720	36.0
Equipment sales, services and other revenue - EchoStar	6,667	9,031	(2,364)	(26.2)
Total revenue	3,247,226	3,220,590	26,636	0.8

Costs and Expenses:
Subscriber-related expenses	1,764,435	1,692,308	72,127	4.3
% of Subscriber-related revenue	54.8%	53.0%
Satellite and transmission expenses - EchoStar	109,121	108,886	235	0.2
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	10,574	10,078	496	4.9
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	22,948	22,072	876	4.0
Subscriber acquisition costs	397,719	354,606	43,113	12.2
General and administrative expenses	171,164	159,800	11,364	7.1
% of Total revenue	5.3%	5.0%
Litigation expense	—	(340,677)	340,677	(100.0)
Depreciation and amortization	197,295	228,126	(30,831)	(13.5)
Total costs and expenses	2,673,256	2,235,199	438,057	19.6

Operating income (loss)	573,970	985,391	(411,421)	(41.8)

Other Income (Expense):
Interest income	1,692	3,640	(1,948)	(53.5)
Interest expense, net of amounts capitalized	(134,286)	(119,973)	(14,313)	(11.9)
Other, net	2,705	12,568	(9,863)	(78.5)
Total other income (expense)	(129,889)	(103,765)	(26,124)	(25.2)

Income (loss) before income taxes	444,081	881,626	(437,545)	(49.6)
Income tax (provision) benefit, net	(166,591)	(332,751)	166,160	49.9
Effective tax rate	37.5%	37.7%
Net income (loss)	$277,490	$548,875	$(271,385)	(49.4)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.071	14.191	(0.120)	(0.8)
DISH Network subscriber additions, gross (in millions)	0.673	0.681	(0.008)	(1.2)
DISH Network subscriber additions, net (in millions)	0.104	0.058	0.046	79.3
Average monthly subscriber churn rate	1.35%	1.47%	(0.12)%	(8.2)
Average monthly revenue per subscriber (“ARPU”)	$76.71	$75.39	$1.32	1.8
Average subscriber acquisition cost per subscriber (“SAC”)	$751	$725	$26	3.6
EBITDA	$773,970	$1,226,085	$(452,115)	(36.9)

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

DISH subscribers.  DISH added approximately 104,000 net subscribers during the three months ended March 31, 2012, compared to approximately 58,000 net subscriber additions during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our churn rate.  Our average monthly subscriber churn rate for the three months ended March 31, 2012 was 1.35% compared to 1.47% for the same period in 2011.  During the three months ended March 31, 2012, DISH added approximately 673,000 gross new subscribers compared to approximately 681,000 gross new subscribers during the same period in 2011, a decrease of 1.2%.

Our churn rate for the three months ended March 31, 2012 was positively impacted versus the same period in 2011 because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Furthermore, our churn has historically been lower in the first quarter.  In addition to these factors, our churn rate is impacted by the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, telecommunications companies continue to grow their customer bases.  Our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty, including, among other things, the weak housing market and lower discretionary spending.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $3.219 billion for the three months ended March 31, 2012, an increase of $23 million or 0.7% compared to the same period in 2011.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $76.71 during the three months ended March 31, 2012 versus $75.39 during the same period in 2011.  The $1.32 or 1.8% increase in ARPU was primarily attributable to our price increase in February 2011 and higher hardware related revenue, partially offset by decreases in premium and pay per view revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.764 billion during the three months ended March 31, 2012, an increase of $72 million or 4.3% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 54.8% and 53.0% of “Subscriber-related revenue” during the three months ended March 31, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $398 million for the three months ended March 31, 2012, an increase of $43 million or 12.2% compared to the same period in 2011.  This increase was primarily attributable to an increase in SAC described below.

SAC.  SAC was $751 during the three months ended March 31, 2012 compared to $725 during the same period in 2011, an increase of $26 or 3.6%.  This increase was primarily attributable to higher acquisition advertising expenses.

During the three months ended March 31, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $107 million and $139 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from an increase in the percentage of redeployed receivers that were installed.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended March 31, 2012 and 2011, these amounts totaled $30 million and $21 million, respectively.

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

Litigation expense.  “Litigation expense” totaled zero during the three months ended March 31, 2012.  During the three months ended March 31, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 8 for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $197 million during the three months ended March 31, 2012, a $31 million or 13.5% decrease compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation on equipment leased to subscribers principally related to less equipment capitalization during the preceding 12 months and less equipment write-offs from disconnecting subscribers.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $134 million during the three months ended March 31, 2012, an increase of $14 million or 11.9% compared to the same period in 2011.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 3/4% Senior Notes due 2021 during the second quarter 2011, partially offset by a decrease in interest expense as a result of the repurchases and redemptions in 2011 of our 6 3/8% Senior Notes due 2011.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $774 million during the three months ended March 31, 2012, a decrease of $452 million or 36.9% compared to the same period in 2011. EBITDA for the three months ended March 31, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
EBITDA	$773,970	$1,226,085
Interest expense, net	(132,594)	(116,333)
Income tax (provision) benefit, net	(166,591)	(332,751)
Depreciation and amortization	(197,295)	(228,126)
Net income (loss)	$277,490	$548,875

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

Income tax (provision) benefit, net.  Our income tax provision was $167 million during the three months ended March 31, 2012, a decrease of $166 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was $277 million during the three months ended March 31, 2012, an decrease of $271 million compared to $549 million for the same period in 2011.  The decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed. As a result, during the three months ended March 31, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million as of March 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  Trial is currently set for August 2012.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Fourth Amended Complaint, filed on March 28, 2012, Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to

PART II — OTHER INFORMATION — Continued

digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On February 15, 2011, the appellate court granted our motion to stay the trial pending our appeal.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  A trial date has not been set.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION — Continued

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our parent, DISH Network, made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  DISH Network will be required to make significant additional investments or partner with others to commercialize these assets.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network closed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM are due on or before May 17, 2012, and reply comments are due on or before June 1, 2012. While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which DISH Network may need to comply to avail itself of any changes to the rules.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

PART II — OTHER INFORMATION — Continued

Item 6.    EXHIBITS

(a)          Exhibits.

10.1*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No.  0-26176) **

10.2*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No.  0-26176) **

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101***

The following materials from the Quarterly Report on Form 10-Q of DDBS for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

☐            Filed herewith.

*              Incorporated by reference.

**                                  Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Date:  May 8, 2012