Form 10-Q
period 2012-06-30
DISH DBS CORP
filed 2012-08-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

As of August 6, 2012, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

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

•                  We depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  These licenses are subject to a pending Federal Communications Commission (“FCC”) proposed rule making proceeding, the outcome and timing of which DISH Network cannot predict.  Depending, among other things, upon the outcome and timing of this regulatory proceeding, DISH Network will be required to make significant additional investments or partner with others to commercialize these assets.

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

•                  Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries,  “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$2,431,519	$399,072
Marketable investment securities (Note 3)	1,419,066	668,263
Trade accounts receivable - other, net of allowance for doubtful accounts of $14,052 and $11,916, respectively	801,807	771,055
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	16,105	16,296
Inventory	482,688	509,932
Deferred tax assets	78,532	78,532
Other current assets	137,041	117,792
Total current assets	5,366,758	2,560,942

Noncurrent Assets:
Restricted cash and marketable investment securities	120,906	119,644
Property and equipment, net of accumulated depreciation of $2,931,557 and $2,847,863, respectively	3,064,223	3,122,243
FCC authorizations	611,794	679,570
Other noncurrent assets, net	109,842	121,290
Total noncurrent assets	3,906,765	4,042,747
Total assets	$9,273,523	$6,603,689

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$142,299	$131,305
Trade accounts payable - EchoStar	247,088	222,917
Deferred revenue and other	817,727	809,559
Accrued programming	1,162,752	1,055,925
Litigation accrual (Note 8)	70,999	65,580
Other accrued expenses	601,233	534,832
Current portion of long-term debt and capital lease obligations (Note 6)	32,568	34,630
Total current liabilities	3,074,666	2,854,748

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 6)	9,342,242	7,458,134
Deferred tax liabilities	1,046,545	988,371
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	159,788	187,407
Total long-term obligations, net of current portion	10,548,575	8,633,912
Total liabilities	13,623,241	11,488,660

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,240,678	1,207,681
Accumulated other comprehensive income (loss)	1,406	(1,450)
Accumulated earnings (deficit)	(5,591,802)	(6,091,202)
Total stockholder’s equity (deficit)	(4,349,718)	(4,884,971)
Total liabilities and stockholder’s equity (deficit)	$9,273,523	$6,603,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscriber-related revenue	$3,289,376	$3,307,003	$6,508,322	$6,502,669
Equipment sales and other revenue	22,567	16,021	44,180	31,914
Equipment sales, services and other revenue - EchoStar	5,678	8,803	12,345	17,834
Total revenue	3,317,621	3,331,827	6,564,847	6,552,417

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,827,204	1,727,091	3,591,639	3,419,399
Satellite and transmission expenses:
EchoStar	106,635	115,466	215,756	224,352
Other	9,611	9,692	20,185	19,770
Cost of sales - equipment, services and other	19,680	18,192	42,628	40,264
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	51,580	62,868	133,854	117,294
Other subscriber promotion subsidies	234,828	211,927	461,217	438,749
Subscriber acquisition advertising	118,293	67,669	207,349	141,027
Total subscriber acquisition costs	404,701	342,464	802,420	697,070
General and administrative expenses - EchoStar	12,273	12,532	22,701	24,472
General and administrative expenses	155,841	137,816	316,577	285,676
Litigation expense (Note 8)	—	23,727	—	(316,949)
Depreciation and amortization (Note 5)	279,438	234,138	476,733	462,264
Total costs and expenses	2,815,383	2,621,118	5,488,639	4,856,318

Operating income (loss)	502,238	710,709	1,076,208	1,696,099

Other Income (Expense):
Interest income	4,250	2,734	5,942	6,374
Interest expense, net of amounts capitalized	(148,830)	(141,205)	(283,116)	(261,178)
Other, net	(797)	(1,069)	1,908	11,499
Total other income (expense)	(145,377)	(139,540)	(275,266)	(243,305)

Income (loss) before income taxes	356,861	571,169	800,942	1,452,794
Income tax (provision) benefit, net	(134,951)	(221,877)	(301,542)	(554,628)
Net income (loss)	$221,910	$349,292	$499,400	$898,166

Comprehensive Income (Loss):
Net income (loss)	$221,910	$349,292	$499,400	$898,166
Unrealized holding gains (losses) on available-for-sale securities, net of tax of zero, respectively	(1,879)	(1,895)	2,856	504
Comprehensive income (loss)	$220,031	$347,397	$502,256	$898,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$499,400	$898,166
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	476,733	462,264
Realized and unrealized losses (gains) on investments	(1,751)	(11,210)
Non-cash, stock-based compensation	28,844	18,860
Deferred tax expense (benefit)	58,640	372,554
Other, net	4,047	3,265
Change in noncurrent assets	20,920	(63,244)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(27,619)	(13,692)
Changes in current assets and current liabilities, net	217,766	(520,616)
Net cash flows from operating activities	1,276,980	1,146,347

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,327,003)	(2,864,894)
Sales and maturities of marketable investment securities	579,056	2,513,687
Purchases of property and equipment	(370,925)	(401,513)
Change in restricted cash and marketable investment securities	(1,262)	19,842
Proceeds from sale of strategic investments	—	10,000
Other	(2,404)	20
Net cash flows from investing activities	(1,122,538)	(722,858)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,900,000	2,000,000
Debt issuance costs	(9,564)	(27,167)
Repayment of long-term debt and capital lease obligations	(17,954)	(17,102)
Capital distribution to affiliate	—	(1,500,000)
Other	5,523	—
Net cash flows from financing activities	1,878,005	455,731

Net increase (decrease) in cash and cash equivalents	2,032,447	879,220
Cash and cash equivalents, beginning of period	399,072	507,266
Cash and cash equivalents, end of period	$2,431,519	$1,386,486

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$268,627	$234,693
Cash received for interest	$5,932	$6,133
Cash paid for income taxes	$18,262	$7,618
Cash paid for income taxes to DISH Network	$249,214	$126,903
Satellites and other assets financed under capital lease obligations	$—	$3,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service which had 14.061 million subscribers in the United States as of June 30, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, asset retirement obligations, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of June 30, 2012 and December 31, 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 3.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 6 for the fair value of our long-term debt.

3.     Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consist of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$46,435	$100,075
Current marketable investment securities - other	1,372,631	568,188
Total current marketable investment securities	1,419,066	668,263
Restricted marketable investment securities (1)	68,657	54,507
Total marketable investment securities	1,487,723	722,770

Restricted cash and cash equivalents (1)	52,249	65,137

Total marketable investment securities and restricted cash and cash equivalents	$1,539,972	$787,907

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 8).

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2012 and December 31, 2011, we had accumulated net unrealized gains of $1 million and net unrealized losses of $1 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$46,435	$—	$—	$—	$100,075	$—	$—	$—
Other (including restricted)	1,441,288	4,234	(2,828)	1,406	622,695	2,625	(4,075)	(1,450)
Total	$1,487,723	$4,234	$(2,828)	$1,406	$722,770	$2,625	$(4,075)	$(1,450)

As of June 30, 2012, restricted and non-restricted marketable investment securities include debt securities of $1.122 billion with contractual maturities of one year or less and $366 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2012 and December 31, 2011, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds and mortgage backed securities.  We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$860,112	$(1,297)	$444,705	$(2,970)
12 months or more	93,550	(1,531)	33,039	(1,105)
Total	$953,662	$(2,828)	$477,744	$(4,075)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,077,026	$38,894	$2,038,132	$—	$162,549	$18,610	$143,939	$—

Debt securities:
VRDNs	$46,435	$—	$46,435	$—	$100,075	$—	$100,075	$—
Other (including restricted)	1,441,288	—	1,441,288	—	622,695	—	622,695	—
Total	$1,487,723	$—	$1,487,723	$—	$722,770	$—	$722,770	$—

4.     Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Finished goods - DBS	$251,589	$294,722
Raw materials	166,247	183,675
Work-in-process - used	64,317	29,228
Work-in-process - new	535	2,307
Total inventory	$482,688	$509,932

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.     Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Equipment leased to customers	$163,474	$189,030	$315,917	$372,017
Satellites	32,087	32,087	64,173	64,178
Buildings, furniture, fixtures, equipment and other	16,101	13,021	28,867	26,069
148 degree orbital location (1)	67,776	—	67,776	—
Total depreciation and amortization	$279,438	$234,138	$476,733	$462,264

(1)                See “FCC Authorizations” below.

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DBS Satellites

We currently utilize 13 DBS satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on five DBS satellites from EchoStar, which are accounted for as operating leases.  See Note 10 for further discussion of our satellite leases with EchoStar.  We also lease two DBS satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life of the satellite or the term of the satellite agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we use, and we will bear the risk associated with any in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  EchoStar I was designed to meet a minimum 12 year useful life.  During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

EchoStar XI.  EchoStar XI was designed to meet a minimum 12-year useful life.  During the first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  EchoStar XIV was designed to meet a minimum 15-year useful life.  During the third quarter 2011 and the first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the spacecraft.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During the first quarter 2012, EchoStar determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  During the second quarter 2012, EchoStar VI lost an additional solar array string, which reduced the total power available for use by the spacecraft.  While the recent losses of TWTAs and the solar array string did not impact current commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

Long-Lived DBS Satellite Assets

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

FCC Authorizations

On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location.  We have not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the second quarter 2012 due to the termination of this license by the FCC.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.     Long-Term Debt

4 5/8% Senior Notes due 2017

On May 16, 2012, we issued $900 million aggregate principal amount of our five-year, 4 5/8% Senior Notes due July 15, 2017 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 5/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing on January 15, 2013.

The 4 5/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of each of the 4 5/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 4 5/8% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 4 5/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 4 5/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 7/8% Senior Notes due 2022

On May 16, 2012, we issued $1.0 billion aggregate principal amount of our ten-year, 5 7/8% Senior Notes due July 15, 2022 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing on January 15, 2013.

On July 26, 2012, we issued an additional $1.0 billion aggregate principal amount of our ten-year, 5 7/8% Senior Notes due July 15, 2022 at an issue price of 100.75% plus accrued interest from May 16, 2012.  These notes were issued as additional notes under the related indenture, pursuant to which we issued on May 16, 2012 $1.0 billion in aggregate principal amount of our 5 7/8% Senior Notes due 2022 discussed above.  These notes and the notes previously issued under the related indenture will be treated as a single class of debt securities under the related indenture.

The 5 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of each of the 5 7/8% Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 5 7/8% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 7/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distributions on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 7/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013	$500,000	$527,500	$500,000	$535,000
6 5/8% Senior Notes due 2014	1,000,000	1,075,330	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	834,375	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,653,750	1,500,000	1,593,750
4 5/8% Senior Notes due 2017	900,000	884,250	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,606,500	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,151,800	2,000,000	2,140,000
5 7/8% Senior Notes due 2022 (1)	1,000,000	1,005,000	—	—
Mortgages and other notes payable	68,800	68,800	71,871	71,871
Subtotal	9,118,800	$9,807,305	7,221,871	$7,807,121
Capital lease obligations (2)	256,010	NA	270,893	NA
Total long-term debt and capital lease obligations (including current portion)	$9,374,810		$7,492,764

(1)          Excludes $1.0 billion in additional 5 7/8% Senior Notes due 2022 issued on July 26, 2012.

(2)          Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

7.     Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance-based stock incentives.  As of June 30, 2012, there were outstanding under these plans stock options to acquire 15.3 million shares of DISH Network’s Class A common stock and 1.1 million restricted stock units associated with our employees.  Stock options granted prior to and on June 30, 2012 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific objectives.  As of June 30, 2012, DISH Network had 72.7 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following stock awards were outstanding:

	As of June 30, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	15,312,107	1,092,581	700,430	44,020

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

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Six Months
	Ended June 30, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	17,640,074	$20.38
Granted	499,500	$32.14
Exercised	(2,440,967)	$18.44
Forfeited and cancelled	(386,500)	$20.32
Total options outstanding, end of period	15,312,107	$18.91
Performance-based options outstanding, end of period (2)	6,531,800	$18.70
Exercisable at end of period	5,926,911	$17.97

(1)          The beginning of period weighted-average exercise price of $20.38 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$9,787	$5,614	$11,530	$6,409

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Based on the closing market price of DISH Network Class A common stock on June 30, 2012, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of June 30, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$151,123	$63,994

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Six Months
	Ended June 30, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,179,709	$23.11
Granted	—	$—
Vested	(24,795)	$22.94
Forfeited and cancelled	(62,333)	$26.20
Total restricted stock units outstanding, end of period	1,092,581	$22.90
Restricted Performance Units outstanding, end of period (1)	1,092,581	$22.90

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable.  Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2012, that assessment could change in the future.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the six months ended June 30, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$31,296	$25,107
EchoStar awards held by DISH DBS employees	5,644	4,627
Total	$36,940	$29,734

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

During the first quarter 2011, DISH Network determined that all of the 2008 LTIP performance goals are probable of achievement.  As of June 30, 2012, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber, operational and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and six

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

months ended June 30, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber and financial goals was not probable as of June 30, 2012, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011	2012	2011
	(In thousands)
2008 LTIP	$2,179	$1,495	$7,457	$14,299
Other employee performance awards	1,433	(87)	4,572	(12)
Total non-cash, stock-based compensation expense recognized for performance-based awards	$3,612	$1,408	$12,029	$14,287

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2012	$1,823	$2,128
Estimated contingent expense subsequent to 2012	1,915	46,559
Total estimated remaining expense over the term of the plan	$3,738	$48,687

Of the 15.3 million stock options and 1.1 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of June 30, 2012, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of June 30, 2012
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	1,881,500	$21.61
2008 LTIP	1,650,300	$10.92
Other employee performance awards	3,000,000	$21.16
Total	6,531,800	$18.70

Restricted Performance Units
2005 LTIP	216,831
2008 LTIP	10,750
Other employee performance awards	865,000
Total	1,092,581

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-Based Compensation

During the six months ended June 30, 2012, we incurred $13 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Subscriber-related	$357	$340	$1,194	$1,317
General and administrative	6,400	3,378	27,650	17,543
Total non-cash, stock-based compensation	$6,757	$3,718	$28,844	$18,860

As of June 30, 2012, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $25 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 3.8% per year and will be recognized over a weighted-average period of approximately two years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and six months ended June 30, 2012 and 2011 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2012	2011	2012	2011
Risk-free interest rate	0.41% - 0.87%	1.76% - 3.18%	0.41% - 1.29%	1.76% - 3.18%
Volatility factor	33.15% - 38.87%	31.74% - 41.00%	33.15% - 39.34%	31.74% - 41.00%
Expected term of options in years	3.1 - 5.8	4.7 - 10.0	3.1 - 5.9	4.7 - 10.0
Weighted-average fair value of options granted	$6.72 - $10.72	$11.33 - $14.77	$6.72 - $12.69	$9.16 - $14.77

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

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012. DISH Network submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which DISH Network may need to comply to avail itself of any changes to the rules.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $148 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for the Nimiq 5 satellite through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s payment obligations under this agreement through 2019.  As of June 30, 2012, the remaining payment obligations under this agreement are the guarantee of $470 million.

As of June 30, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

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

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “‘204 patent”), which is entitled “Community-Selected Content.”  The ‘204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed. As a result, during the six months ended June 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of June 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the AutoHop™ feature, which works in conjunction with the PrimeTime Anytime™ feature, on our Hopper™ set-top boxes.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain HD primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

On July 2, 2012, the Court in our action in the Southern District of New York heard our motion for an anti-suit injunction to enjoin prosecution of the networks’ respective lawsuits in the Central District of California (so that all of the matters could be heard and determined in a single action in the Southern District of New York) and Fox’s, NBC’s and CBS’s motions to dismiss our complaint.  In an order dated July 9, 2012, the Court denied our motion, granted the Fox defendants’ motion and granted, in part, the NBC and CBS defendants’ respective motions to dismiss our complaint, such that only our contract-based claims against the NBC and CBS defendants will proceed in the New York action.  Our claims against the ABC defendants were unaffected by the Court’s order.  ABC has filed a counterclaim against us in the New York action, alleging breach of contract and copyright infringement claims.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”)  and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now closed.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  The Court has stayed all deadlines in the case (trial had been set for August 20, 2012) pending entry of a new Docket Control Order.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary, DISH Network L.L.C., DISH Network, and EchoStar and its wholly-

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “‘725 patent”), which is entitled “List Building System.”  The ‘725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Fifth Amended Complaint, filed on May 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Time Warner Cable, Inc., The Walt Disney Company, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Time Warner Cable Inc. was dismissed from the case on July 19, 2012.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Court granted DISH Network’s motion to stay the case pending two reexamination petitions before the U.S. Patent and Trademark Office.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom HD Holdings (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

9.              Financial Information for Subsidiary Guarantors

Our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries and the stand alone entity DISH DBS has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three and six months ended June 30, 2012, we recorded $5 million and $10 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Blockbuster and Wireless Spectrum Segments.  We provide administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster and Wireless Spectrum business segments.  During the three and six months ended June 30, 2012, the expenses associated with these services were $2 million and $4 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and our key supplier of transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Purchases from EchoStar	2012	2011	2012	2011
	(In thousands)
Set-top boxes and other equipment	$254,350	$270,629	$491,715	$542,755

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$51,580	$62,868	$133,854	$117,294

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements — EchoStar

Tax Sharing Agreement.  In connection with the Spin-off, DISH Network entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

TiVo.  On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our 2011 10-K under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Patent Cross-License Agreements.  During December 2011, DISH Network and EchoStar entered into separate patent cross-license agreements with the same third party whereby: (i) EchoStar and such third party licensed their respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, DISH Network and EchoStar may elect to extend their respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of DISH Network and EchoStar, DISH Network and EchoStar agreed to allocate their respective payments to such third party based on their respective percentage of combined total revenue.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,355	$19,716	$34,839	$40,445

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$6,374	$5,853

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH lost approximately 10,000 net subscribers during the three months ended June 30, 2012, compared to a loss of approximately 135,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations and a lower churn rate.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the second quarter 2012.  During the three months ended June 30, 2012, DISH added approximately 665,000 gross new subscribers compared to approximately 572,000 gross new subscribers during the same period in 2011, an increase of 16.3%.

Our average monthly subscriber churn rate for the three months ended June 30, 2012 was 1.60% compared to 1.67% for the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

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

DISH added approximately 94,000 net subscribers during the six months ended June 30, 2012, compared to a loss of approximately 77,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the six months ended June 30, 2012 was 1.48% compared to 1.57% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the six months ended June 30, 2012, DISH added approximately 1.338 million gross new subscribers compared to approximately 1.253 million gross new subscribers during the same period in 2011, an increase of 6.8%.

“Net income (loss)” for the three and six months ended June 30, 2012 was $222 million and $499 million, respectively, compared to $349 million and $898 million, respectively, for the same periods in 2011.  During the three months ended June 30, 2012, “Net income (loss)” decreased primarily due to higher subscriber-related expenses from higher programming costs, increased advertising associated with our Hopper set-top box and $68 million of depreciation expense related to the 148 degree orbital location during the second quarter 2012.  See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  During the six months ended June 30, 2012, “Net income (loss)” decreased primarily due to higher subscriber-related expenses from higher programming costs, increased advertising associated with our Hopper set-top box, a reversal of our accrued

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

expenses related to the TiVo Inc. settlement during 2011 and $68 million of depreciation expense related to the 148 degree orbital location during the second quarter 2012.

Programming costs represent a large percentage of our “Subscriber-related expenses.”  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Additionally, our gross new subscriber activations and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.  On June 30, 2012, we replaced three AMC Networks channels (IFC, WE and AMC) with HDNet Movies, Style and HDNet.  We notified AMC Networks earlier in the year of our decision not to renew our contract.  This programming change had an immaterial impact on our second quarter churn rate and gross new subscriber activations.  We cannot predict with any certainty the future impact to our gross new subscriber activations and subscriber churn resulting from this programming change.

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

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper™ set-top box that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

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

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (the “Sprint Settlement Agreement”) pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rule making (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012.  DISH Network submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements with which DISH Network may need to comply to avail itself of any changes to the rules.

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

Voom HD Holdings

If Voom HD Holdings (“Voom”) prevails in its breach of contract suit against our wholly-owned subsidiary, DISH Network L.L.C., we could be required to pay substantial damages, which would have a material adverse affect on our financial position and results of operations.  In January 2008, Voom filed a lawsuit against DISH Network

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.

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

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,289,376	$3,307,003	$(17,627)	(0.5)
Equipment sales and other revenue	22,567	16,021	6,546	40.9
Equipment sales, services and other revenue - EchoStar	5,678	8,803	(3,125)	(35.5)
Total revenue	3,317,621	3,331,827	(14,206)	(0.4)

Costs and Expenses:
Subscriber-related expenses	1,827,204	1,727,091	100,113	5.8
% of Subscriber-related revenue	55.5%	52.2%
Satellite and transmission expenses - EchoStar	106,635	115,466	(8,831)	(7.6)
% of Subscriber-related revenue	3.2%	3.5%
Satellite and transmission expenses - Other	9,611	9,692	(81)	(0.8)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	19,680	18,192	1,488	8.2
Subscriber acquisition costs	404,701	342,464	62,237	18.2
General and administrative expenses	168,114	150,348	17,766	11.8
% of Total revenue	5.1%	4.5%
Litigation expense	—	23,727	(23,727)	(100.0)
Depreciation and amortization	279,438	234,138	45,300	19.3
Total costs and expenses	2,815,383	2,621,118	194,265	7.4

Operating income (loss)	502,238	710,709	(208,471)	(29.3)

Other Income (Expense):
Interest income	4,250	2,734	1,516	55.4
Interest expense, net of amounts capitalized	(148,830)	(141,205)	(7,625)	(5.4)
Other, net	(797)	(1,069)	272	25.4
Total other income (expense)	(145,377)	(139,540)	(5,837)	(4.2)

Income (loss) before income taxes	356,861	571,169	(214,308)	(37.5)
Income tax (provision) benefit, net	(134,951)	(221,877)	86,926	39.2
Effective tax rate	37.8%	38.8%
Net income (loss)	$221,910	$349,292	$(127,382)	(36.5)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.061	14.056	0.005	0.0
DISH Network subscriber additions, gross (in millions)	0.665	0.572	0.093	16.3
DISH Network subscriber additions, net (in millions)	(0.010)	(0.135)	0.125	92.6
Average monthly subscriber churn rate	1.60%	1.67%	(0.07)%	(4.2)
Average monthly revenue per subscriber (“ARPU”)	$78.11	$78.06	$0.05	0.1
Average subscriber acquisition cost per subscriber (“SAC”)	$806	$795	$11	1.4
EBITDA	$780,879	$943,778	$(162,899)	(17.3)

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH subscribers.  DISH lost approximately 10,000 net subscribers during the three months ended June 30, 2012, compared to a loss of approximately 135,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations and a lower churn rate.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the second quarter 2012.  During the three months ended June 30, 2012, DISH added approximately 665,000 gross new subscribers compared to approximately 572,000 gross new subscribers during the same period in 2011, an increase of 16.3%.

Our average monthly subscriber churn rate for the three months ended June 30, 2012 was 1.60% compared to 1.67% for the same period in 2011.  While churn improved compared to the same period in 2011, increased competitive pressures could increase churn in the future.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, and our ability to control piracy.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $3.289 billion for the three months ended June 30, 2012, a decrease of $18 million or 0.5% compared to the same period in 2011. This change was primarily related to a decrease in the average number of subscribers during the three months ended June 30, 2012 compared to the same period in 2011.

ARPU.  “Average monthly revenue per subscriber” was $78.11 during the three months ended June 30, 2012 versus $78.06 during the same period in 2011.  The $0.05 or 0.1% increase in ARPU was primarily attributable to higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.827 billion during the three months ended June 30, 2012, an increase of $100 million or 5.8% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 55.5% and 52.2% of “Subscriber-related revenue” during the three months ended June 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $405 million for the three months ended June 30, 2012, an increase of $62 million or 18.2% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $806 during the three months ended June 30, 2012 compared to $795 during the same period in 2011, an increase of $11 or 1.4%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the three months ended June 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $132 million and $112 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in gross new subscriber activations.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2012 and 2011, these amounts totaled $36 million and $21 million, respectively.

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

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled zero during the three months ended June 30, 2012.  During the three months ended June 30, 2011, “Litigation expense” totaled $24 million.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $279 million during the three months ended June 30, 2012, a $45 million or 19.3% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $149 million during the three months ended June 30, 2012, an increase of $8 million or 5.4% compared to the same period in 2011.  This change primarily resulted from net interest expense associated with the issuances and redemption of our senior notes during the three months ended June 30, 2012 and the year ended December 31, 2011.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $781 million during the three months ended June 30, 2012, a decrease of $163 million or 17.3% compared to the same period in 2011. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2012	2011
	(In thousands)
EBITDA	$780,879	$943,778
Interest expense, net	(144,580)	(138,471)
Income tax (provision) benefit, net	(134,951)	(221,877)
Depreciation and amortization	(279,438)	(234,138)
Net income (loss)	$221,910	$349,292

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

Income tax (provision) benefit, net.  Our income tax provision was $135 million during the three months ended June 30, 2012, a decrease of $87 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

Net income (loss).  “Net income (loss)” was $222 million during the three months ended June 30, 2012, a decrease of $127 million compared to $349 million for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,508,322	$6,502,669	$5,653	0.1
Equipment sales and other revenue	44,180	31,914	12,266	38.4
Equipment sales, services and other revenue - EchoStar	12,345	17,834	(5,489)	(30.8)
Total revenue	6,564,847	6,552,417	12,430	0.2

Costs and Expenses:
Subscriber-related expenses	3,591,639	3,419,399	172,240	5.0
% of Subscriber-related revenue	55.2%	52.6%
Satellite and transmission expenses - EchoStar	215,756	224,352	(8,596)	(3.8)
% of Subscriber-related revenue	3.3%	3.5%
Satellite and transmission expenses - Other	20,185	19,770	415	2.1
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	42,628	40,264	2,364	5.9
Subscriber acquisition costs	802,420	697,070	105,350	15.1
General and administrative expenses	339,278	310,148	29,130	9.4
% of Total revenue	5.2%	4.7%
Litigation expense	—	(316,949)	316,949	100.0
Depreciation and amortization	476,733	462,264	14,469	3.1
Total costs and expenses	5,488,639	4,856,318	632,321	13.0

Operating income (loss)	1,076,208	1,696,099	(619,891)	(36.5)

Other Income (Expense):
Interest income	5,942	6,374	(432)	(6.8)
Interest expense, net of amounts capitalized	(283,116)	(261,178)	(21,938)	(8.4)
Other, net	1,908	11,499	(9,591)	(83.4)
Total other income (expense)	(275,266)	(243,305)	(31,961)	(13.1)

Income (loss) before income taxes	800,942	1,452,794	(651,852)	(44.9)
Income tax (provision) benefit, net	(301,542)	(554,628)	253,086	45.6
Effective tax rate	37.6%	38.2%
Net income (loss)	$499,400	$898,166	$(398,766)	(44.4)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.061	14.056	0.005	0.0
DISH Network subscriber additions, gross (in millions)	1.338	1.253	0.085	6.8
DISH Network subscriber additions, net (in millions)	0.094	(0.077)	0.171	*
Average monthly subscriber churn rate	1.48%	1.57%	(0.09)%	(5.7)
Average monthly revenue per subscriber (“ARPU”)	$77.41	$76.72	$0.69	0.9
Average subscriber acquisition cost per subscriber (“SAC”)	$778	$757	$21	2.8
EBITDA	$1,554,849	$2,169,862	$(615,013)	(28.3)

* Percentage is not meaningful.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH subscribers.  DISH added approximately 94,000 net subscribers during the six months ended June 30, 2012, compared to a loss of approximately 77,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the six months ended June 30, 2012 was 1.48% compared to 1.57% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the six months ended June 30, 2012, DISH added approximately 1.338 million gross new subscribers compared to approximately 1.253 million gross new subscribers during the same period in 2011, an increase of 6.8%.

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $6.508 billion for the six months ended June 30, 2012, an increase of $6 million or 0.1% compared to the same period in 2011.  This change was primarily related to the increase in ARPU discussed below.

ARPU.  “Average monthly revenue per subscriber” was $77.41 during the six months ended June 30, 2012 versus $76.72 during the same period in 2011.  The $0.69 or 0.9% increase in ARPU was primarily attributable to our programming package price increase in February 2011 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.592 billion during the six months ended June 30, 2012, an increase of $172 million or 5.0% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 55.2% and 52.6% of “Subscriber-related revenue” during the six months ended June 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $802 million for the six months ended June 30, 2012, an increase of $105 million or 15.1% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $778 during the six months ended June 30, 2012 compared to $757 during the same period in 2011, an increase of $21 or 2.8%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the six months ended June 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $239 million and $251 million, respectively.  This decrease in capital expenditures under our lease program for new subscribers resulted primarily from lower hardware costs per activation.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2012 and 2011, these amounts totaled $66 million and $42 million, respectively.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled zero during the six months ended June 30, 2012.  During the six months ended June 30, 2011, “Litigation expense” totaled a negative $317 million.  During the six months ended June 30, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $477 million during the six months ended June 30, 2012, a $14 million or 3.1% increase compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to $68 million of depreciation expense related to the 148 degree orbital location, partially offset by a decrease in depreciation expense on equipment leased to subscribers.  See Note 5 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $283 million during the six months ended June 30, 2012, an increase of $22 million or 8.4% compared to the same period in 2011.  This change primarily resulted from net interest expense associated with the issuances and redemption of our senior notes during the six months ended June 30, 2012 and the year ended December 31, 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.555 billion during the six months ended June 30, 2012, a decrease of $615 million or 28.3% compared to the same period in 2011.  EBITDA for the six months ended June 30, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2012	2011
	(In thousands)
EBITDA	$1,554,849	$2,169,862
Interest expense, net	(277,174)	(254,804)
Income tax (provision) benefit, net	(301,542)	(554,628)
Depreciation and amortization	(476,733)	(462,264)
Net income (loss)	$499,400	$898,166

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

Income tax (provision) benefit, net.  Our income tax provision was $302 million during the six months ended June 30, 2012, a decrease of $253 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.

Net income (loss).  “Net income (loss)” was $499 million during the six months ended June 30, 2012, a decrease of $399 million compared to $898 million for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 4.           CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “‘204 patent”), which is entitled “Community-Selected Content.”  The ‘204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

PART II — OTHER INFORMATION — Continued

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.

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

On June 21, 2011, the First Department affirmed the New York Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to

PART II — OTHER INFORMATION — Continued

appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On February 6, 2012, ESPN filed a motion seeking $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim, which we have opposed. As a result, during the six months ended June 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of June 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the AutoHop™ feature, which works in conjunction with the PrimeTime Anytime™ feature, on our Hopper™ set-top boxes.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain HD primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

On July 2, 2012, the Court in our action in the Southern District of New York heard our motion for an anti-suit injunction to enjoin prosecution of the networks’ respective lawsuits in the Central District of California (so that all of the matters could be heard and determined in a single action in the Southern District of New York) and Fox’s, NBC’s and CBS’s motions to dismiss our complaint.  In an order dated July 9, 2012, the Court denied our motion, granted the Fox defendants’ motion and granted, in part, the NBC and CBS defendants’ respective motions to dismiss our complaint, such that only our contract-based claims against the NBC and CBS defendants will proceed in the New York action.  Our claims against the ABC defendants were unaffected by the Court’s order.  ABC has filed a counterclaim against us in the New York action, alleging breach of contract and copyright infringement claims.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a

PART II — OTHER INFORMATION — Continued

material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “‘555 patent”) and U.S. Patent No. 5,502,689 (the “‘689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  The ‘555 patent relates to a wireless communications privacy method and system and the ‘689 patent relates to a clock generator capable of shut-down mode and clock generation method.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now closed.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  The Court has stayed all deadlines in the case (trial had been set for August 20, 2012) pending entry of a new Docket Control Order.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary, DISH Network L.L.C., DISH Network, and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “‘725 patent”), which is entitled “List Building System.”  The ‘725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Fifth Amended Complaint, filed on May 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Time Warner Cable, Inc., The Walt Disney Company, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Time Warner Cable Inc. was dismissed from the case on July 19, 2012.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted DISH Network’s motion to stay the case pending two reexamination petitions before the U.S. Patent and Trademark Office.

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

PART II — OTHER INFORMATION — Continued

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service.  At that time, Voom also sought a preliminary injunction to prevent us from terminating the agreement.  The Court denied Voom’s request, finding, among other things, that Voom had not demonstrated that it was likely to prevail on the merits.  In April 2010, we and Voom each filed motions for summary judgment.  Voom later filed two motions seeking discovery sanctions.  On November 9, 2010, the Court issued a decision denying both motions for summary judgment, but granting Voom’s motions for discovery sanctions.  The Court’s decision provides for an adverse inference jury instruction at trial and precludes our damages expert from testifying at trial.  We appealed the grant of Voom’s motion for discovery sanctions to the New York State Supreme Court, Appellate Division, First Department.  On January 31, 2012, the appellate court affirmed the order imposing discovery sanctions and precluding our damages expert from testifying at trial.  We sought leave to appeal to New York’s highest state court, the Court of Appeals, but that motion was denied on April 26, 2012.  The trial date has been set for September 18, 2012.  Voom is claiming over $2.5 billion in damages.  We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, include a detailed discussion of our risk factors.

PART II — OTHER INFORMATION — Continued

Item 6.           EXHIBITS

(a)                               Exhibits.

4.1*

Indenture, relating to the 4 5/8% Senior Notes Due 2017, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.2*

Indenture, relating to the 5 7/8% Senior Notes Due 2022, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.3*

Registration Rights Agreement, relating to the 4 5/8% Senior Notes Due 2017 and the 5 7/8% Senior Notes Due 2022, dated as of May 16, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101**

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date: August 14, 2012