Form 10-Q
period 2012-09-30
DISH DBS CORP
filed 2012-11-13
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 2, 2012, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2012 and December 31, 2011 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	52

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	60

	Signatures	61

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

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

•                  We operate in an extremely competitive environment and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services, the failure of which could negatively impact our business.

i

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

•                  We depend on third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates (or at all) from local network stations.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain wireless spectrum licenses and other assets from DBSD North America and TerreStar.  These licenses are subject to a pending Federal Communications Commission (“FCC”) proposed rulemaking proceeding, the outcome and timing of which DISH Network cannot predict.  Depending, among other things, upon the outcome and timing of this regulatory proceeding, DISH Network will be required to make significant additional investments or partner with others to commercialize these assets.

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

•                  Changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

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

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries,  “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$3,054,881	$399,072
Marketable investment securities (Note 3)	2,172,286	668,263
Trade accounts receivable - other, net of allowance for doubtful accounts of $14,200 and $11,916, respectively	787,232	769,491
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	9,113	16,296
Advances to affiliates	303,642	1,564
Inventory	461,163	509,932
Deferred tax assets	79,583	78,532
Other current assets	140,155	117,792
Total current assets	7,008,055	2,560,942

Noncurrent Assets:
Restricted cash and marketable investment securities	120,906	119,644
Property and equipment, net of accumulated depreciation of $2,946,748 and $2,847,863, respectively	3,038,057	3,122,243
FCC authorizations	611,794	679,570
Other noncurrent assets, net	207,588	121,290
Total noncurrent assets	3,978,345	4,042,747
Total assets	$10,986,400	$6,603,689

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$152,009	$131,305
Trade accounts payable - EchoStar	245,273	222,917
Deferred revenue and other	828,898	809,559
Accrued programming	1,156,740	1,055,925
Accrued interest	202,885	124,907
Litigation accrual (Note 8)	746,999	65,580
Other accrued expenses	471,684	409,925
Current portion of long-term debt and capital lease obligations (Note 6)	31,650	34,630
Total current liabilities	3,836,138	2,854,748

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 6)	10,334,374	7,458,134
Deferred tax liabilities	1,198,391	988,371
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	200,952	187,407
Total long-term obligations, net of current portion	11,733,717	8,633,912
Total liabilities	15,569,855	11,488,660

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,248,065	1,207,681
Accumulated other comprehensive income (loss)	1,001	(1,450)
Accumulated earnings (deficit)	(5,832,521)	(6,091,202)
Total stockholder’s equity (deficit)	(4,583,455)	(4,884,971)
Total liabilities and stockholder’s equity (deficit)	$10,986,400	$6,603,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscriber-related revenue	$3,261,324	$3,225,069	$9,769,646	$9,727,738
Equipment sales and other revenue	26,525	14,518	70,705	46,432
Equipment sales, services and other revenue - EchoStar	4,028	11,218	16,373	29,052
Total revenue	3,291,877	3,250,805	9,856,724	9,803,222

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,811,303	1,700,457	5,402,942	5,119,856
Satellite and transmission expenses:
EchoStar	102,365	108,433	318,121	332,785
Other	10,186	9,657	30,371	29,427
Cost of sales - equipment, services and other	28,091	19,807	70,719	60,071
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	66,689	69,003	200,543	186,297
Other subscriber promotion subsidies	263,458	234,480	724,675	673,229
Subscriber acquisition advertising	122,821	91,024	330,170	232,051
Total subscriber acquisition costs	452,968	394,507	1,255,388	1,091,577
General and administrative expenses - EchoStar	12,502	10,449	35,203	34,921
General and administrative expenses	153,408	150,778	469,985	436,454
Litigation expense (Note 8)	730,457	—	730,457	(316,949)
Depreciation and amortization (Note 5)	212,931	224,507	689,664	686,771
Total costs and expenses	3,514,211	2,618,595	9,002,850	7,474,913

Operating income (loss)	(222,334)	632,210	853,874	2,328,309

Other Income (Expense):
Interest income	9,189	2,682	15,131	9,056
Interest expense, net of amounts capitalized	(182,438)	(152,409)	(465,554)	(413,587)
Other, net	90	(1,049)	1,998	10,450
Total other income (expense)	(173,159)	(150,776)	(448,425)	(394,081)

Income (loss) before income taxes	(395,493)	481,434	405,449	1,934,228
Income tax (provision) benefit, net	154,774	(184,433)	(146,768)	(739,061)
Net income (loss)	$(240,719)	$297,001	$258,681	$1,195,167

Comprehensive Income (Loss):
Net income (loss)	$(240,719)	$297,001	$258,681	$1,195,167
Unrealized holding gains (losses) on available-for-sale securities, net of tax of zero, respectively	(405)	(7,761)	2,451	(7,257)
Comprehensive income (loss)	$(241,124)	$289,240	$261,132	$1,187,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$258,681	$1,195,167
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	689,664	686,771
Realized and unrealized losses (gains) on investments	(1,751)	(10,628)
Non-cash, stock-based compensation	34,936	25,252
Deferred tax expense (benefit)	209,435	566,620
Other, net	6,228	5,356
Change in noncurrent assets	(84,570)	(51,900)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	4,090	(17,723)
Changes in current assets and current liabilities, net	735,625	(633,415)
Net cash flows from operating activities	1,852,338	1,765,500

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,318,530)	(4,199,976)
Sales and maturities of marketable investment securities	830,195	3,801,212
Purchases of property and equipment	(580,935)	(581,936)
Change in restricted cash and marketable investment securities	(1,262)	24,567
Proceeds from sale of strategic investments	—	10,000
Other	104	(46)
Net cash flows from investing activities	(2,070,428)	(946,179)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,900,000	2,000,000
Debt issuance costs	(6,681)	(27,167)
Repayment of long-term debt and capital lease obligations	(26,740)	(26,167)
Repuchases of 6 3/8% Senior Notes due 2011	—	(85,358)
Capital distribution to affiliate	—	(2,200,000)
Other	7,320	4,295
Net cash flows from financing activities	2,873,899	(334,397)

Net increase (decrease) in cash and cash equivalents	2,655,809	484,924
Cash and cash equivalents, beginning of period	399,072	507,266
Cash and cash equivalents, end of period	$3,054,881	$992,190

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$384,525	$351,506
Cash received for interest	$15,131	$8,815
Cash paid for income taxes	$20,582	$11,832
Cash paid for income taxes to DISH Network	$249,214	$48,607
Satellites and other assets financed under capital lease obligations	$—	$3,583
Receipt of marketable investment securities with no cash consideration	$13,237	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service which had 14.042 million subscribers in the United States as of September 30, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a third-party leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

Recent Developments

Voom Settlement Agreement

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom HD Holdings LLC (“Voom”) and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  See further discussion regarding litigation in Note 8.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, a wholly-owned subsidiary of DISH Network, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, asset retirement obligations, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.  We apply the following hierarchy in determining fair value:

•       Level 1, defined as observable inputs being quoted prices in active markets for identical assets, including U.S. treasury notes;

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

As of September 30, 2012 and December 31, 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 3.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 6 for the fair value of our long-term debt.

3.     Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consist of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$128,708	$100,075
Current marketable investment securities - other	2,043,578	568,188
Total current marketable investment securities	2,172,286	668,263
Restricted marketable investment securities (1)	46,317	54,507
Total marketable investment securities	2,218,603	722,770

Restricted cash and cash equivalents (1)	74,589	65,137

Total marketable investment securities and restricted cash and cash equivalents	$2,293,192	$787,907

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

Current Marketable Investment Securities — VRDNs

Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised mainly of investments in municipalities, which are backed by financial institutions or other highly rated obligors that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 8).

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2012 and December 31, 2011, we had accumulated net unrealized gains of $1 million and net unrealized losses of $1 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  A full valuation allowance has been established against any deferred taxes that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$128,708	$—	$—	$—	$100,075	$—	$—	$—
Other (including restricted)	2,078,044	7,164	(4,777)	2,387	622,695	2,625	(4,075)	(1,450)
Equity securities:
Other (1)	11,851	—	(1,386)	(1,386)	—	—	—	—
Total	$2,218,603	$7,164	$(6,163)	$1,001	$722,770	$2,625	$(4,075)	$(1,450)

(1)  In connection with certain commercial arrangements that we entered into during the third quarter 2012, among other things, we received shares of common stock from a single issuer for no cash consideration.

As of September 30, 2012, restricted and non-restricted marketable investment securities include debt securities of $1.611 billion with contractual maturities of one year or less and $596 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of September 30, 2012, the unrealized losses on our investments in equity securities represent investments in a company in the technology industry.  As of September 30, 2012 and December 31, 2011, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$576,530	$(3,867)	$444,705	$(2,970)
12 months or more	43,036	(910)	33,039	(1,105)
Equity Securities:
Less than 12 months	11,851	(1,386)	—	—
12 months or more	—	—	—	—
Total	$631,417	$(6,163)	$477,744	$(4,075)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$2,669,959	$64,491	$2,605,468	$—	$162,549	$18,610	$143,939	$—

Debt securities:
VRDNs	$128,708	$—	$128,708	$—	$100,075	$—	$100,075	$—
Other (including restricted)	2,078,044	—	2,078,044	—	622,695	—	622,695	—

Equity securities	11,851	11,851	—	—	—	—	—	—

Total	$2,218,603	$11,851	$2,206,752	$—	$722,770	$—	$722,770	$—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.     Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Finished goods - DBS	$251,344	$294,722
Raw materials	134,419	183,675
Work-in-process	75,400	31,535
Total inventory	$461,163	$509,932

5.     Property and Equipment and FCC Authorizations

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Equipment leased to customers	$165,959	$180,080	$481,876	$552,097
Satellites	32,087	32,087	96,260	96,265
Buildings, furniture, fixtures, equipment and other	14,885	12,340	43,752	38,409
148 degree orbital location (1)	—	—	67,776	—
Total depreciation and amortization	$212,931	$224,507	$689,664	$686,771

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

Prior to 2012, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry insurance for any of the in-orbit satellites that we use, other than satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  EchoStar I was designed to meet a minimum 12-year useful life. During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

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

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  During September and November 2012, EchoStar XII experienced additional solar array anomalies, which could further reduce the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  We currently operate EchoStar XII in spot beam mode.  If we continue to operate the satellite in the spot beam mode, despite this loss of electrical power, we are still able to maintain our current operational requirements.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  Since the number of useable transponders on EchoStar XII depends on, among other

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, DISH Network entered into a contract for the construction of EchoStar XVIII, a DBS satellite, which is expected to be launched during 2015.  This satellite is expected to replace EchoStar X at the 110 degree orbital location.

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

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$500,000	$525,000	$500,000	$535,000
6 5/8% Senior Notes due 2014	1,000,000	1,077,500	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	841,875	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,653,750	1,500,000	1,593,750
4 5/8% Senior Notes due 2017	900,000	924,750	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,624,000	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,186,260	2,000,000	2,140,000
5 7/8% Senior Notes due 2022	2,000,000	2,065,000	—	—
Mortgages and other notes payable	66,744	66,744	71,871	71,871
Subtotal	10,116,744	$10,964,879	7,221,871	$7,807,121
Capital lease obligations (2)	249,280	NA	270,893	NA
Total long-term debt and capital lease obligations (including current portion)	$10,366,024		$7,492,764

(1)         Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.

(2)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

7.     Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance-based stock incentives.  As of September 30, 2012, there were outstanding under these plans stock options to acquire 14.3 million shares of DISH Network’s Class A common stock and 1.1 million restricted stock units associated with our employees.  Stock options granted prior to and on September 30, 2012 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific objectives.  As of September 30, 2012, DISH Network had 72.7 million shares of its Class A common stock available for future grant under its stock incentive plans.

On December 1, 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 17.3 million stock options, affecting approximately 400 of our employees, was reduced

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

by $2.00 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

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

The following stock awards were outstanding:

	As of September 30, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	14,337,109	1,081,748	673,670	42,954

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Nine Months
	Ended September 30, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	17,640,074	$20.38
Granted	549,500	$32.02
Exercised	(2,979,069)	$17.73
Forfeited and cancelled	(873,396)	$20.31
Total options outstanding, end of period	14,337,109	$19.06
Performance-based options outstanding, end of period (2)	6,411,500	$18.71
Exercisable at end of period	5,235,808	$18.14

(1)         The beginning of period weighted-average exercise price of $20.38 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$3,342	$612	$14,872	$7,021

Based on the closing market price of DISH Network Class A common stock on September 30, 2012, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of September 30, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$167,130	$65,752

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Nine Months
	Ended September 30, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,179,709	$23.11
Granted	—	$—
Vested	(24,795)	$22.94
Forfeited and cancelled	(73,166)	$26.96
Total restricted stock units outstanding, end of period	1,081,748	$22.86
Restricted Performance Units outstanding, end of period (1)	1,081,748	$22.86

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until management concludes achievement of the performance condition is probable. Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2012, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if management had determined that achievement of the goal was probable during the nine months ended September 30, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$31,114	$27,846
EchoStar awards held by DISH DBS employees	5,608	5,122
Total	$36,722	$32,968

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During the first quarter 2011, DISH Network determined that all of the 2008 LTIP performance goals are probable of achievement. As of September 30, 2012, approximately 70% of the 2008 LTIP awards had vested. We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and financial goals was not probable as of September 30, 2012, that assessment could change in the future.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011	2012	2011
	(In thousands)
2008 LTIP	$2,218	$2,365	$9,675	$16,664
Other employee performance awards	1,279	72	5,851	60
Total non-cash, stock-based compensation expense recognized for performance-based awards	$3,497	$2,437	$15,526	$16,724

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2012	$1,038	$738
Estimated contingent expense subsequent to 2012	—	46,516
Total estimated remaining expense over the term of the plan	$1,038	$47,254

Of the 14.3 million stock options and 1.1 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of September 30, 2012, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of September 30, 2012
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	1,878,500	$21.60
2008 LTIP	1,533,000	$10.37
Other employee performance awards	3,000,000	$21.16
Total	6,411,500	$18.71

Restricted Performance Units
2005 LTIP	211,498
2008 LTIP	10,250
Other employee performance awards	860,000
Total	1,081,748

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock-Based Compensation

During the nine months ended September 30, 2012, we incurred $13 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously. This amount is included in the table below. Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Subscriber-related	$312	$335	$1,506	$1,652
General and administrative	5,780	6,057	33,430	23,600
Total non-cash, stock-based compensation	$6,092	$6,392	$34,936	$25,252

As of September 30, 2012, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $21 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.1% per year and will be recognized over a weighted-average period of approximately two years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and nine months ended September 30, 2012 and 2011 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2012 (1)	2011	2012	2011
Risk-free interest rate	0.78%	0.69% - 1.31%	0.41% - 1.29%	0.69% - 3.18%
Volatility factor	38.90%	36.67% - 44.68%	33.15% - 39.34%	31.74% - 44.68%
Expected term of options in years	5.8	3.9 - 6.5	3.1 - 5.9	3.9 - 10.0
Weighted-average fair value of options granted	$11.44	$8.73 - $9.68	$6.72 - $12.69	$8.73 - $14.77

(1)  During the three months ended September 30, 2012, all stock options granted had the same vesting period.

On December 1, 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock. While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time. Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.     Commitments and Contingencies

Commitments

As of September 30, 2012, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$10,116,744	$1,317	$506,114	$1,005,778	$756,160	$1,504,669	$6,342,706
Capital lease obligations	249,280	6,574	24,541	25,207	27,339	30,024	135,595
Interest expense on long-term debt and capital lease obligations	4,283,063	152,903	719,889	656,399	558,625	473,089	1,722,158
Satellite-related obligations	2,085,713	63,294	253,021	252,935	252,852	252,773	1,010,838
Operating lease obligations	170,641	13,661	42,276	30,332	20,940	20,529	42,903
Purchase obligations	3,307,854	1,138,304	486,449	514,486	431,108	311,305	426,202
Total	$20,213,295	$1,376,053	$2,032,290	$2,485,137	$2,047,024	$2,592,389	$9,680,402

On October 21, 2012, we entered into a multi-year affiliation agreement with AMC Networks, as discussed below. The commitments associated with this multi-year affiliation agreement are included under “Purchase obligations” in the table above.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions. The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements. The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request. Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality. On March 21, 2012, the FCC released a notice of proposed rulemaking (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses. Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality. The NPRM was published in the Federal Register on April 17, 2012. Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012. DISH Network submitted filings in the initial comment round and in the reply comment round. While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements, or other conditions with which DISH Network may need to comply to avail itself of any changes to the rules. For example, the FCC may impose certain conditions on the use of DISH Network’s 2 GHz licenses, including, among other things, more stringent out-of-band emission limits or a shift of the S-band uplink by 5 MHz from 2000 — 2020 MHz to 2005 — 2025 MHz. If imposed, these conditions or others, in connection with other related events, could ultimately render a portion of DISH Network’s 2 GHz licenses unusable and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses. We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses. Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations. Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including its ability to partner with others. There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $125 million over approximately the next three years.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for the Nimiq 5 satellite through 2024. We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s payment obligations under this agreement through 2019. As of September 30, 2012, the remaining payment obligations under this agreement that DISH Network guarantees are $454 million.

As of September 30, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California. The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company. The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis. On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice. On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order. The plaintiff class sought rehearing en banc. On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing. On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order. On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012. On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012. The matter is now concluded.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court. Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family. In October 2011, the jury returned a verdict in favor of the defendants. We have appealed.

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

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals. We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action. As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss). On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim. As a result, during the nine months ended September 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

$71 million related to this case as of September 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features on our Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

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

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  Additional venue-related motions are still pending in the NBC actions in New York and California.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion. The Fox plaintiffs have filed a notice of appeal.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now concluded.

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  The Court vacated the August 20, 2012 trial date and has not yet set a new trial date.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Based upon certain settlement discussions between the parties, on November 8, 2012 the Court issued an order that conditionally dismissed this case.  This dismissal is without prejudice and any party may reopen this case if a settlement is not reached.  There can be no assurance that a settlement will be reached and that the case will ultimately be dismissed.  In the event we do not reach a settlement, we intend to vigorously defend the case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, a wholly-owned subsidiary of DISH Network, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless MVDDS Licenses to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three and nine months ended September 30, 2012, we recorded $5 million and $16 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  During each of the three and nine months ended September 30, 2011, we recorded $2 million for these Blockbuster services.

Blockbuster, Wireless Spectrum and Other Segments.  We provide administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Wireless Spectrum and other business segments.  During the three and nine months ended September 30, 2012, the expenses associated with these services were $3 million and $7 million, respectively.  During each of the three and nine months ended September 30, 2011, the expenses associated with these services were $1 million.

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

“Equipment sales - EchoStar”

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2012, we and EchoStar extended this agreement until December 31, 2013.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Satellite Capacity Leased to EchoStar. During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  We and EchoStar mutually agreed to terminate this satellite capacity agreement effective as of July 1, 2012.

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

EchoStar XVI.  We will lease certain satellite capacity from EchoStar on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched during the fourth quarter 2012.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we will receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explore alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar is providing us with alternate capacity at the 77 degree orbital location.  During third quarter 2012, we and EchoStar entered into an agreement pursuant to which we will sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease will be recorded as revenue within “Services and other revenue — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Purchases from EchoStar	2012	2011	2012	2011
	(In thousands)
Set-top boxes and other equipment	$256,935	$339,272	$748,650	$882,027

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$66,689	$69,003	$200,543	$186,297

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

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2012, we exercised our right to renew this agreement for a one-year period ending on December 31, 2013.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.  During the three and nine months ended September 30, 2012, we expensed $4 million and $6 million, respectively, under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  During the three and nine months ended September 30, 2011, we did not record any expense under this agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Voom Settlement Agreement.  On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  EchoStar was a party to the Voom Settlement Agreement solely for the purposes of executing a mutual release of claims with Voom, Cablevision, MSG Holdings, L.P. and The Madison Square Garden Company relating to the Voom programming services.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$17,895	$19,768	$53,624	$60,213

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$15,323	$5,853

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

EXECUTIVE SUMMARY

Overview

DISH lost approximately 19,000 net subscribers during the three months ended September 30, 2012, compared to a loss of approximately 111,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the third quarter 2012.  During the three months ended September 30, 2012, DISH added approximately 739,000 gross new subscribers compared to approximately 656,000 gross new subscribers during the same period in 2011, an increase of 12.7%.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies continue to grow their pay-TV customer bases.  In addition, our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly subscriber churn rate for the three months ended September 30, 2012 was 1.80% compared to 1.83% for the same period in 2011.  While churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

DISH added approximately 75,000 net subscribers during the nine months ended September 30, 2012, compared to a loss of approximately 188,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the nine months ended September 30, 2012 was 1.58% compared to 1.65% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the nine months ended September 30, 2012, DISH added approximately 2.077 million gross new subscribers compared to approximately 1.909 million gross new subscribers during the same period in 2011, an increase of 8.8%.

“Net income (loss)” for the three and nine months ended September 30, 2012 was a loss of $241 million and income of $259 million, respectively, compared to income of $297 million and $1.195 billion, respectively, for the same periods in 2011.  During the three months ended September 30, 2012, “Net income (loss)” decreased primarily due to $730 million of litigation expense, higher subscriber-related expenses from higher programming costs and increased advertising associated with our Hopper set-top box.  During the nine months ended September 30, 2012, “Net income (loss)” decreased primarily due to $730 million of litigation expense, higher subscriber-related expenses from higher programming costs, increased advertising associated with our Hopper set-top box, a reversal

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

of our accrued expenses related to the TiVo Inc. settlement during 2011 and $68 million of depreciation expense related to the 148 degree orbital location during the second quarter 2012.

Our ability to compete successfully will depend on, among other things, our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing subscribers to disconnect our service or cause potential new subscribers to choose not to subscribe to our service.  Additionally, our gross new subscriber activations and subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

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

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number of our customers do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our average subscriber acquisition costs per new subscriber activation.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we recently introduced the Hopper™ set-top box that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.  We are also promoting a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as TV Everywhere™ which utilizes, among other things, online access and Slingbox “placeshifting” technology.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

Operational Liquidity

Like many companies, we make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  However, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile-Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements.  The FCC has not yet acted on the request for waiver of various technical provisions, and DISH Network cannot predict the outcome or timing of any action by the FCC with respect to that waiver request.  Waiver of the integrated service requirement would have allowed DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On March 21, 2012, the FCC released a notice of proposed rulemaking (“NPRM”) that could result in the elimination of the integrated service and other requirements that attach to the 2 GHz licenses.  Among other things, the FCC has proposed to modify DISH Network’s licenses to allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  The NPRM was published in the Federal Register on April 17, 2012.  Initial comments on the NPRM were due on or before May 17, 2012, and reply comments were due on or before June 1, 2012. DISH Network submitted filings in the initial comment round and in the reply comment round.  While the FCC has indicated its intent to complete the NPRM during 2012, DISH Network cannot predict the outcome or timing of the NPRM, including, without limitation, any associated build-out requirements, or other conditions with which DISH Network may need to comply to avail itself of any changes to the rules.  For example, the FCC may impose certain conditions on the use of DISH Network’s 2 GHz licenses, including, among other things, more stringent out-of-band emission limits or a shift of the S-band uplink by 5 MHz from 2000 — 2020 MHz to 2005 — 2025 MHz.  If imposed, these conditions or others, in connection with other related events, could ultimately render a portion of DISH Network’s 2 GHz licenses unusable and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly, which may affect our future financial condition or results of operations.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including its ability to partner with others. There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Voom Settlement Agreement

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom HD Holdings LLC (“Voom”) and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  See further discussion regarding litigation in Note 8 in the Notes to the Condensed Consolidated Financial Statements.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, a wholly-owned subsidiary of DISH Network, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,261,324	$3,225,069	$36,255	1.1
Equipment sales and other revenue	26,525	14,518	12,007	82.7
Equipment sales, services and other revenue - EchoStar	4,028	11,218	(7,190)	(64.1)
Total revenue	3,291,877	3,250,805	41,072	1.3

Costs and Expenses:
Subscriber-related expenses	1,811,303	1,700,457	110,846	6.5
% of Subscriber-related revenue	55.5%	52.7%
Satellite and transmission expenses - EchoStar	102,365	108,433	(6,068)	(5.6)
% of Subscriber-related revenue	3.1%	3.4%
Satellite and transmission expenses - Other	10,186	9,657	529	5.5
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	28,091	19,807	8,284	41.8
Subscriber acquisition costs	452,968	394,507	58,461	14.8
General and administrative expenses	165,910	161,227	4,683	2.9
% of Total revenue	5.0%	5.0%
Litigation expense	730,457	—	730,457	*
Depreciation and amortization	212,931	224,507	(11,576)	(5.2)
Total costs and expenses	3,514,211	2,618,595	895,616	34.2

Operating income (loss)	(222,334)	632,210	(854,544)	*

Other Income (Expense):
Interest income	9,189	2,682	6,507	*
Interest expense, net of amounts capitalized	(182,438)	(152,409)	(30,029)	(19.7)
Other, net	90	(1,049)	1,139	*
Total other income (expense)	(173,159)	(150,776)	(22,383)	(14.8)

Income (loss) before income taxes	(395,493)	481,434	(876,927)	*
Income tax (provision) benefit, net	154,774	(184,433)	339,207	*
Effective tax rate	39.1%	38.3%
Net income (loss)	$(240,719)	$297,001	$(537,720)	*

Other Data:
DISH Network subscribers, as of period end (in millions)	14.042	13.945	0.097	0.7
DISH Network subscriber additions, gross (in millions)	0.739	0.656	0.083	12.7
DISH Network subscriber additions, net (in millions)	(0.019)	(0.111)	0.092	82.9
Average monthly subscriber churn rate	1.80%	1.83%	(0.03)%	(1.6)
Average monthly revenue per subscriber (“ARPU”)	$77.57	$76.99	$0.58	0.8
Average subscriber acquisition cost per subscriber (“SAC”)	$805	$789	$16	2.0
EBITDA	$(9,313)	$855,668	$(864,981)	*

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH subscribers.  DISH lost approximately 19,000 net subscribers during the three months ended September 30, 2012, compared to a loss of approximately 111,000 net subscribers during the same period in 2011.  This decrease in the number of net subscribers lost versus the same period in 2011 resulted from higher gross new subscriber activations.  Higher gross new subscriber activations were primarily due to increased advertising associated with our Hopper set-top box during the third quarter 2012.  During the three months ended September 30, 2012, DISH added approximately 739,000 gross new subscribers compared to approximately 656,000 gross new subscribers during the same period in 2011, an increase of 12.7%.

Our gross new subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies continue to grow their pay-TV customer bases.  In addition, our gross new subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly subscriber churn rate for the three months ended September 30, 2012 was 1.80% compared to 1.83% for the same period in 2011.  While churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  We notified Rainbow Networks earlier in the year of our decision not to renew our contract.  On June 30, 2012, we replaced three Rainbow Networks channels (IFC, WE and AMC) with HDNet Movies, Style and HDNet.  This programming change contributed, in part, to our higher subscriber churn rate during the third quarter relative to the second quarter 2012.  We recently re-launched AMC, IFC, WE, Sundance Channel and Fuse.  Our churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

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

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $3.261 billion for the three months ended September 30, 2012, an increase of $36 million or 1.1% compared to the same period in 2011.  This change was primarily related to the increase in “ARPU” discussed below.

ARPU.  “Average monthly revenue per subscriber” was $77.57 during the three months ended September 30, 2012 versus $76.99 during the same period in 2011.  The $0.58 or 0.8% increase in ARPU was primarily attributable to higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.811 billion during the three months ended September 30, 2012, an increase of $111 million or 6.5% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 55.5% and 52.7% of “Subscriber-related revenue” during the three months ended September 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $453 million for the three months ended September 30, 2012, an increase of $58 million or 14.8% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $805 during the three months ended September 30, 2012 compared to $789 during the same period in 2011, an increase of $16 or 2.0%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the three months ended September 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $142 million and $122 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in gross new subscriber activations.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2012 and 2011, these amounts totaled $38 million and $29 million, respectively.

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

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled $730 million during the three months ended September 30, 2012 related to the Voom Settlement Agreement.  See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $182 million during the three months ended September 30, 2012, an increase of $30 million or 19.7% compared to the same period in 2011.  This change primarily resulted from net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was negative $9 million during the three months ended September 30, 2012, a decrease of $865 million compared to the same period in 2011.  EBITDA for the three months ended September 30, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2012	2011
	(In thousands)
EBITDA	$(9,313)	$855,668
Interest expense, net	(173,249)	(149,727)
Income tax (provision) benefit, net	154,774	(184,433)
Depreciation and amortization	(212,931)	(224,507)
Net income (loss)	$(240,719)	$297,001

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

Income tax (provision) benefit, net.  Our income tax benefit was $155 million during the three months ended September 30, 2012, compared to a $184 million provision during the same period in 2011.  The change was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was a loss of $241 million during the three months ended September 30, 2012, a decrease of $538 million compared to $297 million of income for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$9,769,646	$9,727,738	$41,908	0.4
Equipment sales and other revenue	70,705	46,432	24,273	52.3
Equipment sales, services and other revenue - EchoStar	16,373	29,052	(12,679)	(43.6)
Total revenue	9,856,724	9,803,222	53,502	0.5

Costs and Expenses:
Subscriber-related expenses	5,402,942	5,119,856	283,086	5.5
% of Subscriber-related revenue	55.3%	52.6%
Satellite and transmission expenses - EchoStar	318,121	332,785	(14,664)	(4.4)
% of Subscriber-related revenue	3.3%	3.4%
Satellite and transmission expenses - Other	30,371	29,427	944	3.2
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	70,719	60,071	10,648	17.7
Subscriber acquisition costs	1,255,388	1,091,577	163,811	15.0
General and administrative expenses	505,188	471,375	33,813	7.2
% of Total revenue	5.1%	4.8%
Litigation expense	730,457	(316,949)	1,047,406	*
Depreciation and amortization	689,664	686,771	2,893	0.4
Total costs and expenses	9,002,850	7,474,913	1,527,937	20.4

Operating income (loss)	853,874	2,328,309	(1,474,435)	(63.3)

Other Income (Expense):
Interest income	15,131	9,056	6,075	67.1
Interest expense, net of amounts capitalized	(465,554)	(413,587)	(51,967)	(12.6)
Other, net	1,998	10,450	(8,452)	(80.9)
Total other income (expense)	(448,425)	(394,081)	(54,344)	(13.8)

Income (loss) before income taxes	405,449	1,934,228	(1,528,779)	(79.0)
Income tax (provision) benefit, net	(146,768)	(739,061)	592,293	80.1
Effective tax rate	36.2%	38.2%
Net income (loss)	$258,681	$1,195,167	$(936,486)	(78.4)

Other Data:
DISH Network subscribers, as of period end (in millions)	14.042	13.945	0.097	0.7
DISH Network subscriber additions, gross (in millions)	2.077	1.909	0.168	8.8
DISH Network subscriber additions, net (in millions)	0.075	(0.188)	0.263	*
Average monthly subscriber churn rate	1.58%	1.65%	(0.07)%	(4.2)
Average monthly revenue per subscriber (“ARPU”)	$77.46	$76.81	$0.65	0.8
Average subscriber acquisition cost per subscriber (“SAC”)	$788	$768	$20	2.6
EBITDA	$1,545,536	$3,025,530	$(1,479,994)	(48.9)

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH subscribers.  DISH added approximately 75,000 net subscribers during the nine months ended September 30, 2012, compared to a loss of approximately 188,000 net subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly subscriber churn rate and higher gross new subscriber activations due to increased advertising associated with our Hopper set-top box.  Our average monthly subscriber churn rate for the nine months ended September 30, 2012 was 1.58% compared to 1.65% for the same period in 2011.  Our churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  During the nine months ended September 30, 2012, DISH added approximately 2.077 million gross new subscribers compared to approximately 1.909 million gross new subscribers during the same period in 2011, an increase of 8.8%.

Subscriber-related revenue.  DISH “Subscriber-related revenue” totaled $9.770 billion for the nine months ended September 30, 2012, an increase of $42 million or 0.4% compared to the same period in 2011.  This change was primarily related to the increase in ARPU discussed below.

ARPU.  “Average monthly revenue per subscriber” was $77.46 during the nine months ended September 30, 2012 versus $76.81 during the same period in 2011.  The $0.65 or 0.8% increase in ARPU was primarily attributable to higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.403 billion during the nine months ended September 30, 2012, an increase of $283 million or 5.5% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in customer retention expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates. “Subscriber-related expenses” represented 55.3% and 52.6% of “Subscriber-related revenue” during the nine months ended September 30, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.255 billion for the nine months ended September 30, 2012, an increase of $164 million or 15.0% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.

SAC.  SAC was $788 during the nine months ended September 30, 2012 compared to $768 during the same period in 2011, an increase of $20 or 2.6%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the nine months ended September 30, 2012 and 2011, the amount of equipment capitalized under our lease program for new subscribers totaled $381 million and $373 million, respectively.  This increase in capital expenditures under our lease program for new subscribers resulted primarily from an increase in gross new subscriber activations, partially offset by lower hardware costs per activation.  To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the SAC reduction associated with redeployment of that returned lease equipment.

Our SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2012 and 2011, these amounts totaled $104 million and $71 million, respectively.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled $730 million during the nine months ended September 30, 2012 related to the Voom Settlement Agreement.  During the nine months ended September 30, 2011, “Litigation expense” totaled a negative

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

$317 million.  During the nine months ended September 30, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 1 and 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $466 million during the nine months ended September 30, 2012, an increase of $52 million or 12.6% compared to the same period in 2011.  This change primarily resulted from net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.546 billion during the nine months ended September 30, 2012, a decrease of $1.480 billion or 48.9% compared to the same period in 2011.  EBITDA for the nine months ended September 30, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement.  EBITDA for the nine months ended September 30, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2012	2011
	(In thousands)
EBITDA	$1,545,536	$3,025,530
Interest expense, net	(450,423)	(404,531)
Income tax (provision) benefit, net	(146,768)	(739,061)
Depreciation and amortization	(689,664)	(686,771)
Net income (loss)	$258,681	$1,195,167

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

Income tax (provision) benefit, net.  Our income tax provision was $147 million during the nine months ended September 30, 2012, a decrease of $592 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was $259 million during the nine months ended September 30, 2012, a decrease of $936 million compared to $1.195 billion for the same period in 2011.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION — Continued

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBC Universal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain high-definition feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

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

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all

PART II — OTHER INFORMATION — Continued

claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, during the nine months ended September 30, 2012, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of September 30, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features on our Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

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

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  Additional venue-related motions are still pending in the NBC actions in New York and California.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion. The Fox plaintiffs have filed a notice of appeal.

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

PART II — OTHER INFORMATION — Continued

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now concluded.

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  The Court vacated the August 20, 2012 trial date and has not yet set a new trial date.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

Open-Protocol Remote Device Control.” Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

Based upon certain settlement discussions between the parties, on November 8, 2012 the Court issued an order that conditionally dismissed this case.  This dismissal is without prejudice and any party may reopen this case if a settlement is not reached.  There can be no assurance that a settlement will be reached and that the case will ultimately be dismissed.  In the event we do not reach a settlement, we intend to vigorously defend the case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Voom HD Holdings

In January 2008, Voom filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, a wholly-owned subsidiary of DISH Network, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless MVDDS Licenses to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We have determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million.  The fair value of the MVDDS Licenses will be recorded during the fourth quarter 2012.  The Voom Settlement Agreement is considered a Type I subsequent event and our $730 million estimated fair value of this settlement is recorded as “Litigation expense” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  Additionally, $676 million and $54 million are recorded on our Condensed Consolidated Balance Sheets as “Litigation accrual” and “Accrued Programming,” respectively.  The resulting liability related to the multi-year affiliation agreement will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our

PART II — OTHER INFORMATION — Continued

opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, include a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in these reports.

Changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers. Pursuant to the Cable Act of 1992 (“Cable Act”), cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  On October 5, 2012, the FCC allowed this prohibition to expire. While the decision to allow this prohibition to expire is subject to possible reconsideration by the FCC or review by a court of appeals, there can be no assurances that a reconsideration or appeal will occur. In the event this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any such reconsideration or appeal.

As a result of the expiration of this prohibition on exclusivity, we may be limited in our ability to obtain access at all, or on nondiscriminatory terms, to programming from programmers that are affiliated with cable system operators.  In addition, any other changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on non-discriminatory terms.

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast-NBC Universal, the prohibition on exclusivity will still apply until January 2018.  During that time, the terms of access to Comcast-NBC Universal’s programming will be subject to arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

PART II — OTHER INFORMATION — Continued

Item 6.         EXHIBITS

(a)                                 Exhibits.

4.1*

Registration Rights Agreement, relating to the 5 7/8% Senior Notes due 2022, dated as of July 26, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed July 26, 2012, Commission File No. 333-31929).

10.1*

Settlement Agreement dated as of October 21, 2012 by and between Voom HD Holdings LLC, CSC Holdings, LLC, DISH Network L.L.C., and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation filed November 6, 2012, Commission File No. 0-26176).**

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101***

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2012, filed on November 13, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 13, 2012