Form 10-K
period 2012-12-31
DISH DBS CORP
filed 2013-03-06
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2012 was $0.

As of February 20, 2013, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

Competition and Economic Risks Affecting our Business

•                  We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

•                  Sustained economic weakness, including continued high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•                  Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•                  We face increasing competition from other distributors of unique programming services such as foreign language and sports programming that may limit our ability to maintain subscribers that desire these unique programming services.

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

•                  Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

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

•                  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if one of our satellites fails.

•                  We may have potential conflicts of interest with EchoStar due to DISH Network’s common ownership and management.

•                  We rely on key personnel and the loss of their services may negatively affect our businesses.

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain 2 GHz wireless spectrum licenses and other assets from DBSD North America Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”).  DISH Network will be required to make significant additional investments or partner with others to commercialize these licenses and assets.

•                  Our parent, DISH Network, made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

•                  To the extent our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

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

ii

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

•                  Our ability to distribute video content via the Internet involves regulatory risk.

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

Unless otherwise required by the context, in this report, the words “ DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

PART I

Item 1.         BUSINESS

Brief Description of Our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2012.

We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service, which had 14.056 million subscribers in the United States as of December 31, 2012.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

Business Strategy

Our business strategy is to be the best provider of video services in the United States by providing high-quality products, outstanding customer service, and great value.  We promote DISH branded programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced television programming services.

•                  High-Quality Products.   We offer a wide selection of local and national programming, featuring more national and local HD channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we introduced a new whole-home HD DVR receiver, the Hopper™ set-top box, that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features which allows customers to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.

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

Relationship with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar is a key supplier of transponder capacity and related services to us.  See “Item 1A. Risk Factors” and Note 15 in the

Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC.  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent company, DISH Network, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.dish.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder.  Our code of ethics is available on the website of our parent company, DISH Network, at http://www.dish.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on DISH Network’s website.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected.

Competition and Economic Risks Affecting our Business

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business is primarily focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending.

Competition has intensified in recent years as the pay-TV industry has matured and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon and AT&T continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our core pay-TV business may be limited and our margins may be reduced, which could have a material adverse affect on our business, results of operations, financial condition and cash flow.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is primarily focused on pay-TV services, and we face competition from providers of digital media, including companies that offer online services distributing movies, television shows and other video programming.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services.  For example, online platforms that provide for the distribution and viewing of video programming compete with our pay-TV services.  These online platforms may cause our subscribers to disconnect our services.  In addition, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband and wireless networks have improved.  In addition, consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

Sustained economic weakness, including continued high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2012.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, continued high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) the sustained weak housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Our Pay-TV ARPU could be negatively impacted by aggressive introductory offers by our competitors and the growth of video content being delivered via the Internet.  Furthermore, due to lower levels of disposable income, our customers may downgrade to lower cost programming packages, elect not to purchase premium services or pay per view movies or may disconnect our services and choose to replace them with less expensive alternatives such as video content delivered via the Internet, including, among others, video on demand.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, Comcast and General Electric have joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to their programming networks on nondiscriminatory and fair terms, or at all.  The transaction was approved by the FCC and the Department of Justice in January 2011.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s recent order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming, including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

Operational and Service Delivery Risks Affecting our Business

If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

If we are unable to continue improving our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber activations and an increase in subscriber churn, which could have a material adverse effect on our business, financial condition and results of operations.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.  In the meantime, we may continue to incur higher costs to improve our operational performance.  While we believe that these costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to improve our operational performance, our future gross new subscriber activations and existing subscriber churn may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

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

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be terminated prior to expiration of their original term.  Certain programmers have, in the past, temporarily limited our access to their programming.  For example, during 2012, our gross new subscriber activations and subscriber churn were negatively impacted as a result of multiple programming interruptions and threatened programming interruptions related to contract disputes with several content providers.  We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.

Our local programming strategy faces uncertainty because we may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, there remain stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach their retransmission consent agreements.  In the event a court ultimately determines that we breached the terms of these retransmission consent agreements, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in these actions, there can be no assurance that we will be able to renew our retransmission consent agreements or enter into new agreements with these broadcast networks.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via smartphones and tablets continues to be a significant factor in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  We also implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control.  Interruption and/or failure of any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

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

We currently depend on EchoStar and its subsidiaries, to design, develop and manufacture all of our new set-top boxes and certain related components, and to provide transponder capacity, digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  proper identification of customer need and customer acceptance of products and services;

•                  the development of, approval of and compliance with industry standards;

•                  the significant amount of resources we must devote to the development of new technologies; and

•                  the ability to differentiate our products and services and compete with other companies in the same markets.

If our products and services, including without limitation, our Hopper set-top box, are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.  If the quality of our products and services do not meet our customers’ expectations or our products are found to be defective, then our sales and revenues, and ultimately our reputation, could be negatively impacted.

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

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing what we refer to as “DISH Anywhere.”  We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and solutions for providing digital video services via the Internet.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

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

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of our suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse affect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

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

Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our retailers.  It may be difficult to better align our interests with our resellers’ because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited owned and leased satellite capacity and failures or reduced capacity could adversely affect our business.

Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of the satellites.  Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than the minimum design life.

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

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services.  To accomplish this goal, we need to construct and launch satellites.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

•                  In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if one of our satellites fails” below.

Operational risks.  Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies that have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers’ errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

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

Some decommissioned satellites are in uncontrolled orbits that pass through the geostationary belt at various points, and present hazards to operational satellites, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the owned satellites we use.  We currently do not carry in-orbit insurance on any of our satellites, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

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

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and appoints all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and as one of our directors.  The executive officers and the members of DISH Network’s and our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock. Mr. Ergen owns approximately 47.5% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 51.3% of the EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 79.5% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 6,646,648 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.6% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 14.3% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 12.9% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and us, on the one hand, and EchoStar, on the other hand.  Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both DISH Network and EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

•                  Intercompany agreements with EchoStar.  DISH Network has entered into certain agreements with EchoStar pursuant to which DISH Network provides EchoStar with certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH Network at its cost plus a fixed margin.  In addition, DISH Network has entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  DISH Network and we have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar, among other things, sells set-top boxes and related equipment to DISH Network and us at specified prices.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar in connection with the Spin-off may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

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

•                  Business opportunities.  DISH Network has historically retained, and in the future may acquire, interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by EchoStar.  DISH Network and we may also compete with EchoStar when it or we participate in auctions for spectrum or orbital slots for satellites.  In addition, EchoStar may in the future use its satellites, uplink and transmission assets to compete directly against DISH Network or us in the subscription television business.

Neither we nor DISH Network may be able to resolve any potential conflicts, and, even if either we or DISH Network do so, the resolution may be less favorable than if either we or DISH Network were dealing with an unaffiliated party.  In addition, other than certain joint arrangements between DISH Network and EchoStar, DISH Network does not have any agreements with EchoStar that would prevent it or us from competing with EchoStar.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  To the extent our officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

Acquisition and Capital Structure Risks Affecting our Business

Our parent, DISH Network, made a substantial investment to acquire certain 2 GHz wireless spectrum licenses and other assets from DBSD North America and TerreStar.  DISH Network will be required to make significant additional investments or partner with others to commercialize these licenses and assets.

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (“Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements but did not initially act on DISH Network’s request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s 2 GHz authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying DISH Network’s 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If DISH Network fails to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the 2 GHz Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to DISH Network’s 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect DISH Network’s 2 GHz licenses, there could be a material adverse effect on DISH Network’s ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including DISH Network’s ability to partner with others.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

Our parent, DISH Network, has made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will be required to make significant additional investments or partner with others to commercialize these licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  We may make cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.

There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

To the extent our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of DISH Network’s wireless spectrum licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending upon the nature and scope of such commercialization, build-out and integration efforts, any such investment could vary significantly.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including DISH Network’s ability to partner with others.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

To the extent DISH Network commercializes its wireless spectrum licenses and enters the wireless services industry, a wireless services business presents certain risks.

•                  The wireless services industry is competitive and maturing.  DISH Network has limited experience in the wireless services industry, which is a competitive and maturing industry with incumbent and established competitors such as AT&T, Verizon, T-Mobile and Sprint.  These companies have substantial market share and have more wireless spectrum assets than DISH Network.  Some of these companies have greater financial, marketing and other resources than DISH Network, and have existing cost and operational advantages that DISH Network lacks.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  In addition, the cost of attracting a new customer is generally higher than the cost associated with retention of an existing customer.

•                  DISH Network’s ability to compete effectively would be dependent on a number of factors.  DISH Network’s ability to compete effectively would depend on, among other things, DISH Network’s network quality, capacity and coverage; the pricing of DISH Network’s products and services; the quality of customer service; DISH Network’s development of new and enhanced products and services; the reach and quality of DISH Network’s sales and distribution channels; and capital resources.  It would also depend on how successfully DISH Network anticipates and responds to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors.  It may be difficult for DISH Network to differentiate its products and services from other competitors in the industry, which may limit DISH Network’s ability to attract customers.  DISH Network’s success also may depend on its ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers.  For example, DISH Network may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

•                  DISH Network would depend on third parties to provide it with infrastructure and products and services.  DISH Network would depend on various key suppliers and vendors to provide it, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that DISH Network would need in order to operate a wireless services business and provide products and services to its customers.  For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices.  If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, DISH Network may be unable to provide products and services as and when expected by its customers.  Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in introducing DISH Network’s wireless services.  DISH Network’s efforts would involve significant expense and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and management, and service offerings.  In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which DISH Network would depend, including litigation involving claims of patent infringement, which claims have been growing rapidly in the wireless services industry.

•                  Wireless services and DISH Network’s wireless spectrum licenses are subject to government regulation.  Wireless services and DISH Network’s wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect DISH Network’s business prospects.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that DISH Network’s wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to DISH Network’s licenses and build-out requirements related to DISH Network’s 700 MHz and 2 GHz wireless spectrum licenses, see other Risk Factors above.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities.  To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex.  We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions.  If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

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

These transactions pose substantial risks and require the commitment of significant capital both to complete the acquisitions and to operate the acquired businesses following their acquisition.  These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved, and DISH Network may lose up to the entire value of its investment in these acquisitions and transactions.  Some of the businesses acquired by DISH Network have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings prior to DISH Network’s acquisition.  DISH Network may acquire similar businesses in the future.  There is no assurance that DISH Network will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If DISH Network is unable to successfully address these challenges and risks, our business, financial condition or results of operations may likely suffer.

For example, DISH Network has recently been engaged in discussions regarding a potential strategic transaction with Clearwire Corporation (“Clearwire”).  On January 8, 2013, Clearwire issued a press release summarizing the proposed transaction at that time.  Later that day, DISH Network confirmed that it had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions for a potential strategic transaction at that time disclosed by Clearwire generally provided for the following, among others:  (i) DISH Network would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) DISH Network would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that DISH Network acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that DISH Network will continue discussions with Clearwire or that DISH Network will ultimately be able to conclude a transaction with Clearwire upon the terms outlined above or at all.

To the extent that DISH Network is able to conclude a transaction with Clearwire, it may be required to commit a significant portion of its cash and marketable securities to fund these arrangements, and these commitments may cause DISH Network to defer or curtail investments in its core business, strategic investments, share repurchases or other transactions that it otherwise may have made.  Furthermore, Clearwire has experienced significant operating and financial challenges in its recent history.  Therefore, any investment DISH Network may make in Clearwire will be speculative, and it may lose all of the investment.  In addition, we may be required to raise additional capital to support DISH Network’s investment in Clearwire’s business, if any, and to build out a network to utilize the spectrum acquired, which may not be available on acceptable terms or at all.  We may make cash distributions to, among other things, finance these arrangements, the commercialization of this spectrum and DISH Network’s integration efforts including compliance with regulations applicable to the acquired spectrum.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on a possible transaction with Clearwire or that DISH Network will be able to profitably deploy the spectrum assets.  If DISH Network is unable to successfully address these challenges and risks, our business, financial condition or results of operations will likely suffer.

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

As of December 31, 2012, our total debt, including the debt of our subsidiaries, was $11.864 billion.  Our debt levels could have significant consequences, including:

•                  requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes.  As a result, we would have limited financial and operating flexibility in responding to changing economic and competitive conditions;

•                  limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms; and

•                  placing us at a disadvantage compared to our competitors that are less leveraged.

In addition, we may incur substantial additional debt in the future.  The terms of the indentures relating to our senior notes permit us to incur additional debt.  If new debt is added to our current debt levels, the risks we now face could intensify.

Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, DISH Network’s Chairman, owns approximately 51.0% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 52.1% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 88.0% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 9,886,441 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 2.2% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 4.4% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 3.8% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks Affecting our Business

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

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2012.

We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe.  In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first).  Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications.  Further, it is often not possible to determine definitively whether a claim of infringement is valid.

Our ability to distribute video content via the Internet involves regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing video content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting discrimination against our distribution of content over networks owned by broadband and wireless Internet providers.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2012.

Changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

We purchase a large percentage of our programming from cable-affiliated programmers.  Pursuant to the Cable Act, cable providers had been prohibited from entering into exclusive contracts with cable-affiliated programmers.  The Cable Act directed that this prohibition expire after a certain period of time unless the FCC determined that the prohibition continued to be necessary.  On October 5, 2012, the FCC allowed this prohibition to expire.  While the FCC has issued a Further Notice of Proposed Rulemaking aimed at serving some of the same objectives as the prohibition, there can be no assurances that such protections will be adopted or be as effective as the prohibition if they are adopted.  In the event this decision is reconsidered by the FCC or reviewed by a court of appeals, we cannot predict the timing or outcome of any subsequent FCC decision.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast through its venture with General Electric, NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

In addition, affiliates of certain cable providers have denied us access to sports programming they feed to their cable systems terrestrially, rather than by satellite.  The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be sure that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

The injunction against our retransmission of distant networks, which is currently waived, may be reinstated.

Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”), we have been able to obtain a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may once again provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to continued oversight.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

DBS operations are subject to significant government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”).  The FCC adopted digital carriage rules that required DBS providers to phase in carry-one, carry-all obligations with respect to the carriage of full-power broadcasters’ HD signals by February 17, 2013 in markets in which they elect to provide local channels in HD.  We have met this requirement in all applicable markets.  In addition, STELA has imposed accelerated HD carriage requirements for noncommercial educational stations on DBS providers that do not have a certain contractual relationship with a certain number of such stations.  We have  entered into such contractual relationships with the requisite number of PBS stations to comply with the requirements.  The carriage of additional HD signals on our pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

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

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 15 satellites which are a major component of our DISH pay-TV service.  See further discussion under Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.” The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBCUniversal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice, and the matter is now concluded.

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime and AutoHop features on our Hopper set-top box.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  A venue-related motion is still pending in the NBC action in New York.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of the CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and

AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling place-shifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”) and that dropped as defendants Ford Motor Company, General Electric Company, JVC Americas Corporation, Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., and TomTom, Inc.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now concluded.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  A new trial date has not yet been set.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice any other claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary, DISH Network L.L.C., DISH Network, and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of

Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.” The 725 patent relates to a system for building an inventory of audio/visual works. Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On February 28, 2013, we and the EchoStar defendants entered into a settlement agreement with Premier International Associates under which we and the EchoStar defendants will make an immaterial payment in exchange for a license to certain patents and patent applications.  Upon payment, Premier International Associates will dismiss the action against us and the EchoStar defendants with prejudice.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey™ set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the U.S. Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control” and Monsoon Multimedia was dismissed.  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 21, 2012, we and the EchoStar defendants entered into a settlement agreement with Vigilos under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.  The case has been dismissed with prejudice.

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, a wholly-owned subsidiary of DISH Network, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom

Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations”.  The fair value of the Voom Settlement Agreement was assessed at $730 million and is recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 20, 2013, all 1,015 issued and outstanding shares of our common stock were held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network and our direct parent company.  There is currently no established trading market for our common stock.

Cash and Other Dividends.  During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, and our affiliate, for its fair value of approximately $448 million.  We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate.  We recorded the satellite at DOLLC II’s carrying value of $317 million and recorded the difference, or $131 million, as a capital distribution to DOC.

During the third quarter 2010, we purchased EchoStar XV from DOLLC II for its fair value of approximately $413 million.  We assumed $18 million in vendor financing and the difference, or $395 million, was paid to our affiliate. We recorded the satellite at DOLLC II’s carrying value of $278 million and recorded the difference, or $135 million, as a capital distribution to DOC.

On April 19, 2011, we paid a dividend of $1.500 billion to DOC in connection with, among other things, the funding of DISH Network’s investments in DBSD North America and DISH Network’s acquisition of most of the assets of Blockbuster, Inc.

On August 10, 2011, we paid a dividend of $700 million to DOC, in connection with, among other things, the funding of the TerreStar Transaction.

On November 1, 2011, the board of directors of DISH Network declared a dividend of $2.00 per share on its outstanding Class A and Class B common stock, or $893 million in the aggregate.  On November 30, 2011, we paid a dividend of $1.300 billion to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

On October 1, 2012, we made a distribution to DOC of the assets and liabilities associated with the satellite broadband business with a fair value of $66 million.  This distribution resulted in a reduction in our historical net assets of $9 million and a deemed dividend of $57 million.

On December 2, 2012, the board of directors of DISH Network declared a dividend of $1.00 per share on its outstanding Class A and Class B common stock, or $453 million in the aggregate.  On December 27, 2012, we paid a dividend of $850 million to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

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

EXECUTIVE SUMMARY

Overview

DISH added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV subscriber churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  During the year ended December 31, 2012, DISH added approximately 2.739 million gross new Pay-TV subscribers compared to approximately 2.576 million gross new Pay-TV subscribers during the same period in 2011, an increase of 6.3%.

Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly Pay-TV subscriber churn rate for the year ended December 31, 2012 was 1.57% compared to 1.63% for the same period in 2011.  Our Pay-TV subscriber churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While Pay-TV subscriber churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  Our Pay-TV subscriber churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

“Net income (loss)” for the year ended December 31, 2012 was $484 million, compared to $1.526 billion for the same period in 2011.  During the year ended December 31, 2012, “Net income (loss)” decreased primarily due to $730 million of litigation expense related to the Voom Settlement Agreement, higher subscriber-related expenses primarily from higher programming costs, increased advertising associated with our Hopper set-top box and the reversal of our accrued expenses related to the TiVo Inc. settlement during 2011.

Our ability to compete successfully will depend on, among other things, our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, our gross new Pay-TV subscriber activations and Pay-TV subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

As the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we completed the replacement of our Security Access Devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to expect that our third party distributors and retailers will adhere to our business rules.

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

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number of our customers do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

From time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

To maintain and enhance our competitiveness over the long term, we introduced the Hopper set-top box, that allows, among other things, recorded programming to be viewed in HD in multiple rooms.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features which allows customers to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new subscriber activations.

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

Future Liquidity

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the DBSD Transaction and the TerreStar Transaction, pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements but did not initially act on DISH Network’s request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s 2 GHz authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying DISH Network’s 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If DISH Network fails to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the 2 GHz Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to DISH Network’s 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect DISH Network’s 2 GHz licenses, there could be a material adverse effect on DISH Network’s ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including DISH Network’s ability to partner with others.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  We may make cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

DISH Network has recently been engaged in discussions regarding a potential strategic transaction with Clearwire.  On January 8, 2013, Clearwire issued a press release summarizing the proposed transaction at that time.  Later that day, DISH Network confirmed that it had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions for a potential strategic transaction at that time disclosed by Clearwire generally provided for the following, among others:  (i) DISH Network would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) DISH Network would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that DISH Network acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that DISH Network will continue discussions with Clearwire or that DISH Network will ultimately be able to conclude a transaction with Clearwire upon the terms outlined above or at all.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

To the extent that DISH Network is able to conclude a transaction with Clearwire, it may be required to commit a significant portion of its cash and marketable securities to fund these arrangements, and these commitments may cause DISH Network to defer or curtail investments in its core business, strategic investments, share repurchases or other transactions that it otherwise may have made.  Furthermore, Clearwire has experienced significant operating and financial challenges in its recent history.  Therefore, any investment DISH Network may make in Clearwire will be speculative, and it may lose all of the investment.  In addition, we may be required to raise additional capital to support DISH Network’s investment in Clearwire’s business, if any, and to build out a network to utilize the spectrum acquired, which may not be available on acceptable terms or at all.  We may make cash distributions to, among other things, finance these arrangements, the commercialization of this spectrum and DISH Network’s integration efforts including compliance with regulations applicable to the acquired spectrum.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on a possible transaction with Clearwire or that DISH Network will be able to profitably deploy the spectrum assets.  If DISH Network is unable to successfully address these challenges and risks, our business, financial condition or results of operations will likely suffer.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, broadband services, equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.  On October 1, 2012, the assets and liabilities associated with the satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to the satellite broadband business.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to Pay-TV subscribers.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.  During the fourth quarter 2012, certain expenses related to the acquisition of new broadband subscribers for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.  On October 1, 2012, the assets and liabilities associated with the satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to the satellite broadband business.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment domestically and to Pay-TV subscribers.  In addition, this category includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new Pay-TV subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising. During the fourth quarter 2012, certain expenses related to the acquisition of new broadband subscribers for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.  We exclude the value of equipment capitalized under our lease program for new Pay-TV and broadband subscribers from “Subscriber acquisition costs.”  On October 1, 2012, the assets and liabilities associated with the satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to the satellite broadband business.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the Pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with our broadband services, plus the value of equipment capitalized under our lease program for new Pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, we have elected to provide Pay-TV SAC rather than SAC, defined below, as we believe Pay-TV SAC provides a more meaningful metric.

SAC.  Historically, we have calculated SAC as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new subscribers, divided by gross new subscriber activations.  This metric included the cost (e.g., subsidized and capitalized equipment) of acquiring Pay-TV subscribers and certain costs of acquiring broadband subscribers.  We also included all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, we have elected to discontinue providing SAC as we believe Pay-TV SAC, which excludes broadband subscriber acquisition costs, provides a more meaningful metric.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss)” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss)” in our discussion of “Results of Operations” below.

“Pay-TV subscribers.”  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Effective during the first quarter 2011, we made two changes to this calculation methodology compared to prior periods.  Beginning February 1, 2011, the retail price of our DISH America programming package was used in the calculation rather than America’s Top 120 programming package, which had been used in prior periods.  We also determined that two of our commercial business lines, which had previously been included in the described calculation, could be more accurately reflected through actual subscriber counts.  The net impact of these two changes was to increase our subscriber count by approximately 6,000 subscribers in the first quarter 2011.  Prior period Pay-TV subscriber counts have not been adjusted for this revised commercial accounts calculation as the impacts were immaterial.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, we have elected to provide Pay-TV ARPU rather than APRU, defined below, as we believe Pay-TV ARPU provides a more meaningful metric.

Average monthly revenue per subscriber (“ARPU”).  Historically, we have calculated ARPU by dividing average monthly “Subscriber-related revenue” for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers was calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month was calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, we have elected to discontinue providing ARPU as we believe Pay-TV ARPU, which excludes revenue from broadband services, provides a more meaningful metric.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating Pay-TV subscriber churn, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,038,349	$12,959,025	$79,324	0.6
Equipment sales and other revenue	96,185	64,547	31,638	49.0
Equipment sales, services and other revenue - EchoStar	17,066	36,474	(19,408)	(53.2)
Total revenue	13,151,600	13,060,046	91,554	0.7

Costs and Expenses:
Subscriber-related expenses	7,246,104	6,841,760	404,344	5.9
% of Subscriber-related revenue	55.6%	52.8%
Satellite and transmission expenses - EchoStar	419,888	441,613	(21,725)	(4.9)
% of Subscriber-related revenue	3.2%	3.4%
Satellite and transmission expenses - Other	40,392	39,341	1,051	2.7
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	96,240	79,563	16,677	21.0
Subscriber acquisition costs	1,660,685	1,503,476	157,209	10.5
General and administrative expenses	666,217	615,887	50,330	8.2
% of Total revenue	5.1%	4.7%
Litigation expense	730,457	(316,949)	1,047,406	*
Depreciation and amortization	898,682	904,955	(6,273)	(0.7)
Total costs and expenses	11,758,665	10,109,646	1,649,019	16.3

Operating income (loss)	1,392,935	2,950,400	(1,557,465)	(52.8)

Other Income (Expense):
Interest income	22,431	13,209	9,222	69.8
Interest expense, net of amounts capitalized	(647,298)	(552,036)	(95,262)	(17.3)
Other, net	2,124	10,957	(8,833)	(80.6)
Total other income (expense)	(622,743)	(527,870)	(94,873)	(18.0)

Income (loss) before income taxes	770,192	2,422,530	(1,652,338)	(68.2)
Income tax (provision) benefit, net	(285,926)	(896,847)	610,921	68.1
Effective tax rate	37.1%	37.0%
Net income (loss)	$484,266	$1,525,683	$(1,041,417)	(68.3)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.056	13.967	0.089	0.6
Pay-TV subscriber additions, gross (in millions)	2.739	2.576	0.163	6.3
Pay-TV subscriber additions, net (in millions)	0.089	(0.166)	0.255	*
Pay-TV average monthly subscriber churn rate	1.57%	1.63%	(0.06)%	(3.7)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$784	$770	$14	1.8
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$77.10	$76.45	$0.65	0.9
EBITDA	$2,293,741	$3,866,312	$(1,572,571)	(40.7)

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV subscriber churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  During the year ended December 31, 2012, DISH added approximately 2.739 million gross new Pay-TV subscribers compared to approximately 2.576 million gross new Pay-TV subscribers during the same period in 2011, an increase of 6.3%.

Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies have continued to grow their pay-TV customer bases.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our average monthly Pay-TV subscriber churn rate for the year ended December 31, 2012 was 1.57% compared to 1.63% for the same period in 2011.  Our Pay-TV subscriber churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While Pay-TV subscriber churn improved compared to the same period in 2011, churn continues to be adversely affected by the increased competitive pressures discussed above.  Our Pay-TV subscriber churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as existing Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.038 billion for the year ended December 31, 2012, an increase of $79 million or 0.6% compared to the same period in 2011.  The change in “Subscriber-related revenue” from the previous year was primarily related to the increase in Pay-TV ARPU discussed below.  On October 1, 2012, the assets and liabilities associated with the satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to the satellite broadband business.  Included in Subscriber-related revenue” is $55 million and $72 million of revenue related to our broadband services for the years ended December 31, 2012 and 2011, respectively.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Pay-TV ARPU.  “Pay-TV average monthly revenue per subscriber” was $77.10 during the year ended December 31, 2012 versus $76.45 during the same period in 2011.  The $0.65 or 0.9% increase in Pay-TV ARPU was primarily attributable to higher hardware related revenue.  The following table details Pay-TV ARPU by quarter for the year ended December 31, 2012.

Pay-TV ARPU	Pay-TV ARPU

First Quarter, 2012	$76.24
Second Quarter, 2012	77.59
Third Quarter, 2012	76.99
Fourth Quarter, 2012	77.59
Year-to-date, 2012	77.10

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $7.246 billion during the year ended December 31, 2012, an increase of $404 million or 5.9% compared to the same period in 2011.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 55.6% and 52.8% of “Subscriber-related revenue” during the year ended December 31, 2012 and 2011, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.  During the fourth quarter 2012, $6 million of expenses related to the acquisition of new broadband subscribers for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.  On October 1, 2012, the assets and liabilities associated with the satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to the satellite broadband business.  Included in “Subscriber-related expenses” is $24 million and $27 million of costs related to our broadband services for the years ended December 31, 2012 and 2011, respectively.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.661 billion for the year ended December 31, 2012, an increase of $157 million or 10.5% compared to the same period in 2011.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.  The $1.661 billion of subscriber acquisition costs includes $6 million of expenses related to the acquisition of new broadband subscribers for the period beginning January 1, 2012 through September 30, 2012 that were previously included in “Subscriber-related expenses” and were reclassified to “Subscriber acquisition costs.”  These amounts associated with our broadband services for 2011 were immaterial.  On October 1, 2012, the assets and liabilities associated with the satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to the satellite broadband business.  Included in “Subscriber acquisition costs” is $18 million and zero of costs related to our broadband services for the years ended December 31, 2012 and 2011, respectively.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Pay-TV SAC.  Pay-TV SAC was $784 during the year ended December 31, 2012 compared to $770 during the same period in 2011, an increase of $14 or 1.8%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.  The following table details Pay-TV SAC by quarter for the year ended December 31, 2012.

Pay-TV SAC	Pay-TV SAC

First Quarter, 2012	$747
Second Quarter, 2012	800
Third Quarter, 2012	797
Fourth Quarter, 2012	791
Year-to-date, 2012	784

During the years ended December 31, 2012 and 2011, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $506 million and $480 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from an increase in gross new Pay-TV subscribers.  Capital expenditures resulting from our equipment lease program for new Pay-TV subscribers were partially mitigated by the redeployment of equipment returned by disconnecting lease program Pay-TV subscribers.

To remain competitive we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the Pay-TV SAC reduction associated with redeployment of that returned lease equipment.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

During the years ended December 31, 2012 and 2011, these amounts totaled $140 million and $96 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Litigation expense.  “Litigation expense” related to legal settlements, judgments or accruals associated with certain significant litigation totaled $730 million during the year ended December 31, 2012 related to the Voom Settlement Agreement.  During the year ended December 31, 2011, “Litigation expense” totaled a negative $317 million.  During the year ended December 31, 2011, we reversed $341 million related to the April 29, 2011 settlement agreement with TiVo, which was previously recorded as an expense.  See Note 11 and Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $899 million during the year ended December 31, 2012, a $6 million or 0.7% decrease compared to the same period in 2011.  This change in “Depreciation and amortization” expense was primarily due to a decrease in depreciation expense on equipment leased to subscribers, partially offset by $68 million of depreciation expense related to the 148 degree orbital location in 2012 and an increase in depreciation expense associated with additional assets which were placed in service to support DISH Network.  See Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $647 million during the year ended December 31, 2012, an increase of $95 million or 17.3% compared to the same period in 2011.  This change primarily resulted from an increase in net interest expense associated with the issuances and redemption of our senior notes during 2012 and 2011.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.294 billion during the year ended December 31, 2012, a decrease of $1.573 billion or 40.7% compared to the same period in 2011.  EBITDA for year ended December 31, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement and an increase in “Subscriber-related expense.”  EBITDA for the year ended December 31, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2012	2011
	(In thousands)
EBITDA	$2,293,741	$3,866,312
Interest expense, net	(624,867)	(538,827)
Income tax (provision) benefit, net	(285,926)	(896,847)
Depreciation and amortization	(898,682)	(904,955)
Net income (loss)	$484,266	$1,525,683

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

Income tax (provision) benefit, net.  Our income tax provision was $286 million during the year ended December 31, 2012, a decrease of $611 million compared to the same period in 2011.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was $484 million during the year ended December 31, 2012, a decrease of $1.042 billion compared to $1.526 billion for the same period in 2011.  The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$12,959,025	$12,538,950	$420,075	3.4
Equipment sales and other revenue	64,547	59,607	4,940	8.3
Equipment sales, services and other revenue - EchoStar	36,474	37,180	(706)	(1.9)
Total revenue	13,060,046	12,635,737	424,309	3.4

Costs and Expenses:
Subscriber-related expenses	6,841,760	6,675,095	166,665	2.5
% of Subscriber-related revenue	52.8%	53.2%
Satellite and transmission expenses - EchoStar	441,613	418,286	23,327	5.6
% of Subscriber-related revenue	3.4%	3.3%
Satellite and transmission expenses - Other	39,341	39,776	(435)	(1.1)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	79,563	76,295	3,268	4.3
Subscriber acquisition costs	1,503,476	1,652,992	(149,516)	(9.0)
General and administrative expenses	615,887	620,924	(5,037)	(0.8)
% of Total revenue	4.7%	4.9%
Litigation expense	(316,949)	225,456	(542,405)	*
Depreciation and amortization	904,955	983,360	(78,405)	(8.0)
Total costs and expenses	10,109,646	10,692,184	(582,538)	(5.4)

Operating income (loss)	2,950,400	1,943,553	1,006,847	51.8

Other Income (Expense):
Interest income	13,209	13,744	(535)	(3.9)
Interest expense, net of amounts capitalized	(552,036)	(470,890)	(81,146)	(17.2)
Other, net	10,957	581	10,376	*
Total other income (expense)	(527,870)	(456,565)	(71,305)	(15.6)

Income (loss) before income taxes	2,422,530	1,486,988	935,542	62.9
Income tax (provision) benefit, net	(896,847)	(538,312)	(358,535)	(66.6)
Effective tax rate	37.0%	36.2%
Net income (loss)	$1,525,683	$948,676	$577,007	60.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.967	14.133	(0.166)	(1.2)
Pay-TV subscriber additions, gross (in millions)	2.576	3.052	(0.476)	(15.6)
Pay-TV subscriber additions, net (in millions)	(0.166)	0.033	(0.199)	*
Average monthly subscriber churn rate	1.63%	1.76%	(0.13)%	(7.4)
Average subscriber acquisition cost per subscriber (“SAC”)	$771	$776	$(5)	(0.6)
Average monthly revenue per subscriber (“ARPU”)	$76.93	$73.32	$3.61	4.9
EBITDA	$3,866,312	$2,927,494	$938,818	32.1

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH lost approximately 166,000 net Pay-TV subscribers during the year ended December 31, 2011, compared to a gain of approximately 33,000 net new Pay-TV subscribers during the same period in 2010.  The change versus the prior year primarily resulted from a decline in gross new Pay-TV subscriber activations.  During the year ended December 31, 2011, DISH added approximately 2.576 million gross new Pay-TV subscribers compared to approximately 3.052 million gross new Pay-TV subscribers during the same period in 2010, a decrease of 15.6%.

Our gross activations and net Pay-TV subscriber additions were negatively impacted during the year ended December 31, 2011 compared to the same period in 2010 as a result of increased competitive pressures, including aggressive marketing and the effectiveness of certain competitors’ promotional offers, which included an increased level of programming discounts.  In addition, telecommunications companies continue to grow their respective customer bases.  Our gross activations and net Pay-TV subscriber additions continue to be adversely affected during the year ended December 31, 2011 by sustained economic weakness and uncertainty, including, among other things, the weak housing market in the United States combined with lower discretionary spending.

Our Pay-TV churn rate for the year ended December 31, 2011 was 1.63%, compared to 1.76% for the same period in 2010.  While our Pay-TV churn rate improved compared to the same period in 2010, our Pay-TV churn rate continues to be adversely affected by the increased competitive pressures discussed above.  In general, our Pay-TV churn rate is impacted by the quality of Pay-TV subscribers acquired in past quarters, our ability to provide outstanding customer service, and our ability to control piracy.

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

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

	For the Years Ended
	December 31,
	2011	2010
	(In thousands)
EBITDA	$3,866,312	$2,927,494
Interest expense, net	(538,827)	(457,146)
Income tax (provision) benefit, net	(896,847)	(538,312)
Depreciation and amortization	(904,955)	(983,360)
Net income (loss)	$1,525,683	$948,676

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

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $5.694 billion, all of which was invested in (a) cash; (b) variable rate demand notes (“VRDNs”) convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio, however, we normally hold these investments to maturity.  Based on our December 31, 2012 current non-strategic investment portfolio of $5.694 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2012 of 0.6%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $2 million in annual interest income.

Restricted Cash and Marketable Investment Securities

As of December 31, 2012, we had $122 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2012 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2012, we had long-term debt of $11.615 billion, excluding capital lease obligations, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $12.783 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $288 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of December 31, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $75 million.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.            OTHER INFORMATION

None.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2013.  KPMG served as our independent registered public accounting firm for the fiscal year ended December 31, 2012.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2012 and 2011

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended
	December 31,
	2012	2011
Audit Fees (1)	$2,225,000	$2,490,000
Audit-Related Fees (2)	329,117	555,269
Total Audit and Audit-Related Fees	2,554,117	3,045,269
Tax Fees (3)	1,752,765	867,299
All Other Fees	—	—
Total Fees	$4,306,882	$3,912,568

(1)  Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting. The fees for 2011 have been adjusted to account for payments owed for 2011 that were not billed until 2012.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2012 and 2011 were pre-approved by the Audit Committee of DISH Network.

PART IV

Item 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements	Page

		Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2
		Consolidated Balance Sheets at December 31, 2012 and 2011	F-3
		Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	F-4
		Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2010, 2011 and 2012	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-6
		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

	(3)	Exhibits

Exhibit No.	Description

3.1(a)*	Articles of Incorporation of DISH DBS (incorporated by reference to Exhibit 3.4(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

3.1(b)*

Certificate of Amendment of the Articles of Incorporation of DISH DBS, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of DISH DBS for the year ended December 31, 2003, Commission File No.333-31929).

3.1(c)*

Amendment of the Articles of Incorporation of DISH DBS, effective December 12, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of DISH DBS filed December 12, 2008, Registration No. 333-31929).

3.1(d)*	Bylaws of DISH DBS (incorporated by reference to Exhibit 3.4(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-31929).

4.1*

Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between DISH DBS and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 1, 2004, Commission File No. 0-26176).

4.2*

Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DISH DBS Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed February 3, 2006, Commission File No. 0-26176).

4.3*

Indenture, relating to the 7% Senior Notes Due 2013, dated as of October 18, 2006 between DISH DBS Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 18, 2006, Commission File No. 0-26176).

4.4*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DISH DBS Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No.0-26176).

4.5*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.6*

Indenture, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.7*

Registration Rights Agreement, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. and Jefferies & Company, Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.8*

Indenture, relating to the 4 5/8% Senior Notes Due 2017, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.9*

Indenture, relating to the 5 7/8% Senior Notes Due 2022, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.10*

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

4.11*

Registration Rights Agreement, relating to the 5 7/8% Senior Notes due 2022, dated as of July 26, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed July 26, 2012, Commission File No. 333-31929).

4.12*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012, Commission File No. 333-31929).

4.13*

Registration Rights Agreement, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012, Commission File No. 333-31929).

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

10.26*

Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.27*

Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No.0-26176).**

10.28*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.29*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.30*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.31*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.32*

Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.5 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.33*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

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

10.47*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.48*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference from Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.49*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.50*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).****

10.51*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.52*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No.  0-26176) ****

10.53*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No.  0-26176) ****

10.54*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).****

10.55*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 0-26176).**

10.56*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference from Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).****

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ***

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2012, filed on March 6, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman	March 6, 2013
Charles W. Ergen

/s/ Joseph P. Clayton	President and Chief Executive Officer	March 6, 2013
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	March 6, 2013
Robert E. Olson	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 6, 2013
James DeFranco

/s/ R. Stanton Dodge	Director	March 6, 2013
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

DISH DBS Corporation:

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of DISH DBS Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 6, 2013

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$3,424,387	$399,072
Marketable investment securities (Note 4)	2,269,670	668,263
Trade accounts receivable - other, net of allowance for doubtful accounts of $13,834 and $11,916, respectively	823,374	771,055
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	19,924	16,296
Inventory	464,393	509,932
Deferred tax assets (Note 8)	91,722	78,532
Other current assets	117,157	117,792
Total current assets	7,210,627	2,560,942

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	121,661	119,644
Property and equipment, net (Note 6)	3,007,384	3,122,243
FCC authorizations	635,794	679,570
Other noncurrent assets, net	198,992	121,290
Total noncurrent assets	3,963,831	4,042,747
Total assets	$11,174,458	$6,603,689

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$221,839	$131,305
Trade accounts payable - EchoStar	262,843	222,917
Deferred revenue and other	832,518	809,559
Accrued programming	1,092,346	1,055,925
Accrued interest	224,383	124,907
Litigation accrual (Note 11)	70,999	65,580
Other accrued expenses	440,990	409,925
Current portion of long-term debt and capital lease obligations (Note 7)	534,787	34,630
Total current liabilities	3,680,705	2,854,748

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 7)	11,328,944	7,458,134
Deferred tax liabilities (Note 8)	1,184,349	988,371
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	242,360	187,407
Total long-term obligations, net of current portion	12,755,653	8,633,912
Total liabilities	16,436,358	11,488,660

Commitments and Contingencies (Note 11)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,254,814	1,207,681
Accumulated other comprehensive income (loss)	6,080	(1,450)
Accumulated earnings (deficit)	(6,522,794)	(6,091,202)
Total stockholder’s equity (deficit)	(5,261,900)	(4,884,971)
Total liabilities and stockholder’s equity (deficit)	$11,174,458	$6,603,689

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Subscriber-related revenue	$13,038,349	$12,959,025	$12,538,950
Equipment sales and other revenue	96,185	64,547	59,607
Equipment sales, services and other revenue - EchoStar	17,066	36,474	37,180
Total revenue	13,151,600	13,060,046	12,635,737

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	7,246,104	6,841,760	6,675,095
Satellite and transmission expenses:
EchoStar	419,888	441,613	418,286
Other	40,392	39,341	39,776
Cost of sales - equipment, services and other	96,240	79,563	76,295
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	264,208	249,440	175,777
Other subscriber acquisition costs	1,396,477	1,254,036	1,477,215
Total subscriber acquisition costs	1,660,685	1,503,476	1,652,992
General and administrative expenses - EchoStar	49,878	45,188	47,429
General and administrative expenses	616,339	570,699	573,495
Litigation expense (Note 11)	730,457	(316,949)	225,456
Depreciation and amortization (Note 6)	898,682	904,955	983,360
Total costs and expenses	11,758,665	10,109,646	10,692,184

Operating income (loss)	1,392,935	2,950,400	1,943,553

Other Income (Expense):
Interest income	22,431	13,209	13,744
Interest expense, net of amounts capitalized	(647,298)	(552,036)	(470,890)
Other, net	2,124	10,957	581
Total other income (expense)	(622,743)	(527,870)	(456,565)

Income (loss) before income taxes	770,192	2,422,530	1,486,988
Income tax (provision) benefit, net (Note 8)	(285,926)	(896,847)	(538,312)
Net income (loss)	$484,266	$1,525,683	$948,676

Comprehensive Income (Loss):
Net income (loss)	$484,266	$1,525,683	$948,676
Unrealized holding gains (losses) on available-for-sale securities	8,047	(5,215)	(68)
Deferred income tax (expense) benefit	(517)	—	—
Comprehensive income (loss)	$491,796	$1,520,468	$948,608

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings
	Stock	Capital	Income (Loss)	(Deficit)	Total
Balance, December 31, 2009	$—	$1,154,614	$3,833	$(4,789,759)	$(3,631,312)
Capital distribution to affiliate	—	—	—	(266,699)	(266,699)
Non-cash, stock-based compensation	—	15,387	—	—	15,387
Income tax (expense) benefit related to stock awards and other	—	559	—	—	559
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(68)	—	(68)
Capital transaction with EchoStar in connection with purchases of strategic investments, net of tax of $2,895 (Note 15)	—	—	—	(9,103)	(9,103)
Net income (loss)	—	—	—	948,676	948,676
Balance, December 31, 2010	$—	$1,170,560	$3,765	$(4,116,885)	$(2,942,560)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(3,500,000)	(3,500,000)
Non-cash, stock-based compensation	—	31,163	—	—	31,163
Income tax (expense) benefit related to stock awards and other	—	5,958	—	—	5,958
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(5,215)	—	(5,215)
Net income (loss)	—	—	—	1,525,683	1,525,683
Balance, December 31, 2011	$—	$1,207,681	$(1,450)	$(6,091,202)	$(4,884,971)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(915,858)	(915,858)
Non-cash, stock-based compensation	—	38,573	—	—	38,573
Income tax (expense) benefit related to stock awards and other	—	8,560	—	—	8,560
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	8,047	—	8,047
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(517)	—	(517)
Net income (loss)	—	—	—	484,266	484,266
Balance, December 31, 2012	$—	$1,254,814	$6,080	$(6,522,794)	$(5,261,900)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$484,266	$1,525,683	$948,676
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	898,682	904,955	983,360
Realized and unrealized losses (gains) on investments	(1,751)	(10,758)	—
Non-cash, stock-based compensation	38,573	31,163	15,387
Deferred tax expense (benefit) (Note 8)	169,308	582,519	182,859
Other, net	8,440	7,781	375
Change in noncurrent assets	(74,835)	37,986	443
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	45,498	(28,425)	(98,131)
Changes in current assets and current liabilities:
Trade accounts receivable - other	(55,048)	18,173	(41,311)
Allowance for doubtful accounts	1,918	(17,735)	13,279
Trade accounts receivable - EchoStar	(3,628)	(2,141)	24,192
Inventory	84,151	(56,063)	(228,625)
Other current assets	635	(5,723)	(8,781)
Trade accounts payable - other	93,392	(31,614)	20,200
Trade accounts payable - EchoStar	39,926	(15,712)	(31,913)
Deferred revenue and other	23,239	5,822	(11,913)
Litigation expense accrual (Note 11 and Note 15)	5,419	(316,949)	225,456
Litigation settlement payments (Note 11)	—	(350,000)	—
Accrued programming and other accrued expenses	196,219	(10,600)	151,427
Net cash flows from operating activities	1,954,404	2,268,362	2,144,980

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,969,832)	(4,286,081)	(4,352,377)
Sales and maturities of marketable investment securities	1,389,709	5,205,514	4,468,529
Purchases of property and equipment	(778,742)	(765,490)	(1,547,523)
Change in restricted cash and marketable investment securities	(2,017)	12,751	(3,921)
Purchase of strategic investments included in noncurrent other investment securities	—	—	(11,742)
Purchase of FCC Licenses	(24,000)	—	—
Proceeds from sale of strategic investments	—	10,000	4,000
Other	105	(46)	703
Net cash flows from investing activities	(2,384,777)	176,648	(1,442,331)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	4,400,000	2,000,000	—
Debt issuance costs	(13,246)	(27,261)	—
Repurchases and redemption of 6 3/8% Senior Notes due 2011	—	(1,000,000)	—
Repayment of long-term debt and capital lease obligations	(34,890)	(32,716)	(26,910)
Dividend to DISH Orbital Corporation	(907,230)	(3,500,000)	—
Capital distribution to affiliate	—	—	(266,699)
Other	11,054	6,773	—
Net cash flows from financing activities	3,455,688	(2,553,204)	(293,609)

Net increase (decrease) in cash and cash equivalents	3,025,315	(108,194)	409,040
Cash and cash equivalents, beginning of period	399,072	507,266	98,226
Cash and cash equivalents, end of period	$3,424,387	$399,072	$507,266

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service, which had 14.056 million subscribers in the United States as of December 31, 2012.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2012 and 2011 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

Declines in the fair value of debt and equity investments below cost basis are generally accounted for as follows:

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

Trade Accounts Receivable

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2012.

Intangible Assets

We do not amortize indefinite lived intangible assets, but test these assets for impairment annually or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

•                  FCC licenses are a non-depleting asset;

•                  existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;

•                  replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•                  maintenance expenditures to obtain future cash flows are not significant;

•                  FCC licenses are not technologically dependent; and

•                  we intend to use these assets indefinitely.

DBS FCC Licenses.  We combine all of our indefinite lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2012, we determined that the estimated fair value of the DBS FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As of December 31, 2012 and 2011, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities, excluding the “Current portion of long-term debt and capital lease obligations,” is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of our private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes. See Note 7 for the fair value of our long-term debt.

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense ratably over the terms of the respective notes (see Note 7).

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenue from our pay-TV service is recognized when programming is broadcast to subscribers.  Payments received from pay-TV subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for pay-TV equipment rental, including DVRs, additional outlets and fees for receivers with multiple tuners, and our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

Certain of our existing and new subscriber promotions include programming discounts.  Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber.

We offer our customers the opportunity to download movies for a specific viewing period or permanently purchase a movie from our web-site.  We recognize revenue when the movie is successfully downloaded by the customer, which, based on our current technology, occurs at the time the customer plays the movie for the first time.

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new pay-TV subscribers through third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•                  “Cost of sales — subscriber promotion subsidies - EchoStar” includes the cost of our receiver systems sold to retailers and other distributors of our equipment and receiver systems sold directly by us to subscribers.

•                  “Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies and advertising and marketing expenses related to the acquisition of new pay-TV subscribers.

We characterize amounts paid to our independent retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber acquisition costs.”  Our payments for equipment buydowns represent a partial or complete return of the retailer’s purchase price and are, therefore, netted against the proceeds received from the retailer.  We report the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber acquisition costs.”  Net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are not recognized as revenue.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV subscribers are expensed as incurred.  During the years ended December 31, 2012, 2011 and 2010, we recorded advertising costs of $429 million, $329 million and $373 million, respectively,

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

within “Other subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Equipment Lease Programs

Pay-TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our pay-TV service.  Most of our new Pay-TV subscribers choose to lease equipment and thus we retain title to such equipment.  Equipment leased to new and existing Pay-TV subscribers is capitalized and depreciated over their estimated useful lives.

3.     Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash paid for interest	$537,512	$545,406	$472,586
Cash received for interest	22,431	11,468	13,744
Cash paid for income taxes	20,624	14,661	12,978
Cash paid for income taxes to DISH Network	272,599	384,462	428,591
Vendor financing	—	—	40,000
Satellites and other assets financed under capital lease obligations	5,857	10,548	5,282
Receipt of marketable investment securities with no cash consideration	13,237	—	—
Net satellite broadband assets distributed to DISH Network	8,628	—	—

4.     Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$124,007	$100,075
Current marketable investment securities - other	2,145,663	568,188
Total current marketable investment securities	2,269,670	668,263
Restricted marketable investment securities (1)	49,044	54,507
Total marketable investment securities	2,318,714	722,770

Restricted cash and cash equivalents (1)	72,617	65,137

Total marketable investment securities and restricted cash and cash equivalents	$2,391,331	$787,907

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Restricted Cash and Marketable Investment Securities

As of December 31, 2012 and 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation (See Note 11).

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2012 and 2011, we had accumulated net unrealized gains of $6 million and net unrealized losses of $1 million net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2012				2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$124,007	$—	$—	$—	$100,075	$—	$—	$—
Other (including restricted)	2,181,064	7,335	(1,144)	6,191	622,695	2,625	(4,075)	(1,450)
Equity securities:
Other (1)	13,643	406	—	406	—	—	—	—
Total	$2,318,714	$7,741	$(1,144)	$6,597	$722,770	$2,625	$(4,075)	$(1,450)

(1)  In connection with certain commercial arrangements that we entered into during the third quarter 2012, among other things, we received shares of common stock from a single issuer for no cash consideration.

As of December 31, 2012, restricted and non-restricted marketable investment securities include debt securities of $1.866 billion with contractual maturities within one year and $439 million with contractual maturities after one year through five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of December 31, 2012 and 2011, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2012		2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$724,739	$(865)	$444,705	$(2,970)
12 months or more	29,045	(279)	33,039	(1,105)
Total	$753,784	$(1,144)	$477,744	$(4,075)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$3,014,946	$59,386	$2,955,560	$—	$162,549	$18,610	$143,939	$—

Debt securities:
VRDNs	$124,007	$—	$124,007	$—	$100,075	$—	$100,075	$—
Other (including restricted)	2,181,064	—	2,181,064	—	622,695	—	622,695	—

Equity securities	13,643	13,643	—	—	—	—	—	—

Total	$2,318,714	$13,643	$2,305,071	$—	$722,770	$—	$722,770	$—

5.     Inventory

Inventory consists of the following:

	As of December 31,
	2012	2011
	(In thousands)
Finished goods - DBS	$259,274	$294,722
Raw materials	122,758	183,675
Work-in-process	82,361	31,535
Total inventory	$464,393	$509,932

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.     Property and Equipment

Property and equipment consists of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2012	2011
		(In thousands)
Equipment leased to customers	2-5	$3,424,911	$3,496,154
EchoStar I	12	201,607	201,607
EchoStar VII	15	177,000	177,000
EchoStar X	15	177,192	177,192
EchoStar XI	15	200,198	200,198
EchoStar XIV	15	316,541	316,541
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	580,588	506,736
Buildings and improvements	1-40	74,398	70,716
Land	—	5,207	4,447
Construction in progress	—	20,469	42,038
Total property and equipment		5,955,588	5,970,106
Accumulated depreciation		(2,948,204)	(2,847,863)
Property and equipment, net		$3,007,384	$3,122,243

Construction in progress consists of the following:

	As of December 31,
	2012	2011
	(In thousands)
Software related projects	$6,088	$20,149
Other	14,381	21,889
Construction in progress	$20,469	$42,038

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Equipment leased to customers	$649,394	$725,904	$822,442
Satellites	123,431	128,352	110,510
Buildings, furniture, fixtures, equipment and other	58,081	50,699	50,408
148 degree orbital location (1)	67,776	—	—
Total depreciation and amortization	$898,682	$904,955	$983,360

(1)           See “FCC Authorizations” below.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

We did not record any capitalized interest during the years ended December 31, 2012, 2011 or 2010.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellites

DBS Satellites.  We currently utilize 15 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we own and depreciate over the useful life of each satellite.  We currently utilize capacity on seven satellites from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar I (1)	December 1995	77	12
EchoStar VII (2)	February 2002	119	15
EchoStar X (2)	February 2006	110	15
EchoStar XI (2)	July 2008	110	15
EchoStar XIV	March 2010	119	15
EchoStar XV	July 2010	61.5	15

Leased from EchoStar:
EchoStar VI (1)(4)	July 2000	77	NA
EchoStar VIII (1)(3)(4)	August 2002	77	NA
EchoStar IX (1)(3)	August 2003	121	NA
EchoStar XII (1)(4)	July 2003	61.5	NA
Nimiq 5 (1)(3)	September 2009	72.7	NA
EchoStar XVI (1)	November 2012	61.5	NA
QuetzSat-1 (1)(3)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 15 for further discussion of our Related Party Transactions with EchoStar.

(2)         During the fourth quarter 2012, the estimated useful life of these satellites was extended from 12 years to 15 years on a prospective basis based on management’s assessment of, among other things, these satellites’ useful lives, technological obsolescence risk, estimated remaining fuel life and estimated useful lives of our other owned and leased DBS satellites.  This increase in the estimated useful life of these satellites had an immaterial effect on our results of operations.

(3)        We lease a portion of the capacity on these satellites.

(4)        We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

QuetzSat-1.  During 2008, we entered into a transponder service agreement with EchoStar expiring in November 2021 for the lease of 24 DBS transponders on QuetzSat-1, which is accounted for as an operating lease.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 by EchoStar.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location, and we commenced commercial operations at that location in February 2013.  See Note 15.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, DISH Network entered into a contract with SS/L for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  This satellite is expected to be launched during 2015.

Satellite Anomalies

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2012, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See Note 2 “Long-Lived Assets” for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar I.  During the first quarter 2012, we determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from our uplink center for transmission back to our customers by the satellite.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated during 2007.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter 2012, we determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

EchoStar XI.  During the first quarter 2012, we determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter 2011 and the first quarter 2012, we determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not reduce the estimated useful life of the satellite to less than 15 years or impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

EchoStar VI.  Prior to 2012, EchoStar VI experienced solar array anomalies which impacted the commercial operation of the satellite.  EchoStar VI also previously experienced the loss of traveling wave tube amplifiers (“TWTAs”).  During the first quarter 2012, EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost to five.  During the second quarter 2012, EchoStar VI lost an additional solar array string, which reduced the total power available for use by the satellite.  While the recent losses of TWTAs and the solar array strings did not impact current commercial operation of the satellite, there can be no assurance that future anomalies will not impact its commercial operation.

EchoStar XII.  Prior to 2012, EchoStar XII experienced solar array anomalies that reduced the total power available for use by the satellite.  During September and November 2012 and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the total power available for use by the satellite.  An investigation of the anomalies is continuing.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  This satellite is currently in-service and projected to be an in-orbit spare effective March 1, 2013.

FCC Authorizations.  On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location.  We had not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) in the second quarter 2012 due to the termination of this license by the FCC.

7.     Long-Term Debt

7% Senior Notes due 2013

The 7% Senior Notes mature October 1, 2013 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2012.  Interest accrues at an annual rate of 7% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•            incur additional debt;

•            pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

•                  pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the collateral securing such indebtedness.

The indenture related to the 7 3/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

The indenture related to the 7 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or make distribution on DISH DBS’ capital stock or repurchase DISH DBS’ capital stock;

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

7 7/8% Senior Notes due 2019

The 7 7/8% Senior Notes mature September 1, 2019.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

5 % Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5 % Senior Notes due March 15, 2023 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 % and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year, commencing on September 15, 2013.

The 5 % Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to March 15, 2016, we may also redeem up to 35.0% of each of the 5 % Senior Notes at specified premiums with the net cash proceeds from certain equity offerings or capital contributions.

The 5 % Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 % Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 % Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
7% Senior Notes due 2013	April 1 and October 1	$35,000
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	500,000	521,875	500,000	535,000
6 5/8% Senior Notes due 2014	1,000,000	1,078,500	1,000,000	1,060,000
7 3/4% Senior Notes due 2015	750,000	844,725	750,000	817,500
7 1/8% Senior Notes due 2016	1,500,000	1,683,750	1,500,000	1,593,750
4 5/8% Senior Notes due 2017	900,000	940,500	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,669,500	1,400,000	1,589,000
6 3/4% Senior Notes due 2021	2,000,000	2,280,000	2,000,000	2,140,000
5 7/8% Senior Notes due 2022	2,000,000	2,150,000	—	—
5 % Senior Notes due 2023	1,500,000	1,548,750	—	—
Mortgages and other notes payable	65,427	65,427	71,871	71,871
Subtotal	11,615,427	$12,783,027	7,221,871	$7,807,121
Capital lease obligations (2)	248,304	NA	270,893	NA
Total long-term debt and capital lease obligations (including current portion)	$11,863,731		$7,492,764

(1)         Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2012.

(2)         Disclosure regarding fair value of capital leases is not required.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Satellites and other capital lease obligations	$248,304	$270,893
8% note payable for EchoStar VII satellite vendor financing, payable over 13 years from launch	4,891	6,286
6% note payable for EchoStar X satellite vendor financing, payable over 15 years from launch	9,022	9,968
6% note payable for EchoStar XI satellite vendor financing, payable over 15 years from launch	14,211	15,106
6% note payable for EchoStar XIV satellite vendor financing, payable over 15 years from launch	20,053	21,055
6% note payable for EchoStar XV satellite vendor financing, payable over 15 years from launch	16,407	17,227
Mortgages and other unsecured notes payable due in installments through 2017 with interest rates ranging from approximately 2% to 13%	843	2,229
Total	313,731	342,764
Less current portion	(34,787)	(34,630)
Other long-term debt and capital lease obligations, net of current portion	$278,944	$308,134

Capital Lease Obligations

Anik F3.  Anik F3, an FSS satellite, was launched and commenced commercial operation during April 2007.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the Ku-band capacity on Anik F3 for a period of 15 years.

Ciel II.  Ciel II, a Canadian DBS satellite, was launched in December 2008 and commenced commercial operation during February 2009.  This satellite is accounted for as a capital lease and depreciated over the term of the satellite service agreement.  We have leased 100% of the capacity on Ciel II for an initial 10 year term.

As of December 31, 2012 and 2011, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $194 million and $151 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 2012 are as follows (in thousands):

For the Years Ending December 31,
2013	$82,121
2014	77,775
2015	75,970
2016	75,970
2017	75,970
Thereafter	238,299
Total minimum lease payments	626,105
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(288,999)
Net minimum lease payments	337,106
Less: Amount representing interest	(88,802)
Present value of net minimum lease payments	248,304
Less: Current portion	(28,674)
Long-term portion of capital lease obligations	$219,630

The summary of future maturities of our outstanding long-term debt as of December 31, 2012 is included in the commitments table in Note 11.

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

As of December 31, 2012, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $4 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2017.  In addition, there are $7 million of tax benefits related to credit carryforwards which are offset by a valuation allowance.  The credit carryforwards begin to expire in the year 2022.

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2012, 2011 and 2010 were $273 million, $384 million and $429 million, respectively.

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current (provision) benefit:
Federal	$(127,291)	$(277,920)	$(286,491)
State	10,673	(36,408)	(68,962)
	(116,618)	(314,328)	(355,453)
Deferred (provision) benefit:
Federal	(126,561)	(553,393)	(195,869)
State	(42,747)	(35,887)	18,711
Decrease (increase) in valuation allowance	—	6,761	(5,701)
	(169,308)	(582,519)	(182,859)
Total benefit (provision)	$(285,926)	$(896,847)	$(538,312)

The actual tax provisions for 2012, 2011 and 2010 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2012	2011	2010
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.7)	(2.0)	(2.5)
Stock option compensation	0.2	—	0.3
Other	0.4	(0.3)	1.0
Decrease (increase) in valuation allowance	—	0.3	—
Total benefit (provision) for income taxes	(37.1)	(37.0)	(36.2)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$—	$3,500
Unrealized losses on investments	—	4,442
Accrued expenses	70,464	63,188
Stock-based compensation	24,405	23,000
Deferred revenue	62,071	45,556
Total deferred tax assets	156,940	139,686
Valuation allowance	(6,903)	(11,114)
Deferred tax asset after valuation allowance	150,037	128,572

Deferred tax liabilities:
Depreciation and amortization	(1,185,819)	(1,020,045)
Unrealized gains on investments	(738)	—
State taxes net of federal effect	(29,129)	(6,070)
Other long-term liabilities	(26,978)	(26,944)
Total deferred tax liabilities	(1,242,664)	(1,053,059)
Net deferred tax asset (liability)	$(1,092,627)	$(924,487)

Current portion of net deferred tax asset	$91,722	$78,532
Current portion of net deferred tax liability	—	(14,648)
Noncurrent portion of net deferred tax asset (liability)	(1,184,349)	(988,371)
Total net deferred tax asset (liability)	$(1,092,627)	$(924,487)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2002 due to the carryover of previously incurred net operating losses.  We are currently under a federal income tax examination for fiscal year 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2012	2011	2010
	(In thousands)
Balance as of beginning period	$190,935	$170,226	$199,172
Additions based on tax positions related to the current year	5,949	9,836	7,382
Reductions based on tax positions related to current years	—	(1,170)	—
Additions based on tax positions related to prior years	1,581	16,610	11,507
Reductions based on tax positions related to prior years	(3,461)	—	(43,141)
Reductions based on tax positions related to settlements with taxing authorities	—	(1,185)	(493)
Reductions based on tax positions related to the lapse of the statute of limitations	(9,335)	(3,382)	(4,201)
Balance as of end of period	$185,669	$190,935	$170,226

We have $174 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2012, we recorded $6 million in interest and penalty expense to earnings.  During the years ended December 31, 2011 and 2010, we recorded $1 million and $4

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

million in interest and penalty benefit to earnings, respectively.  Accrued interest and penalties were $15 million and $9 million at December 31, 2012 and 2011, respectively.  The above table excludes these amounts.

9.              Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue 1.8 million shares of Class A common stock.  At December 31, 2012, DISH Network had 0.2 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2012, 2011 and 2010, employee purchases of Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

401(k) Employee Savings Plan

DISH Network sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by DISH Network, subject to a maximum annual contribution of $1,500 per employee.  Effective January 1, 2013, the maximum annual contribution will increase to $2,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  DISH Network’s board of directors also may authorize an annual discretionary contribution to the plan with authorization by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in DISH Network’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2012	2011	2010
	(In thousands)
Matching contributions, net of forfeitures	$2,750	$1,521	$1,598
Discretionary stock contributions, net of forfeitures	$23,772	$22,331	$24,954

10.       Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2012, there were outstanding under these plans stock options to acquire 13.0 million shares of DISH Network’s Class A common stock and 1.1 million restricted stock units associated with our employees.  Stock options granted prior to and on December 31, 2012 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific objectives.  As of December 31, 2012, DISH Network had 72.7 million shares of its Class A common stock available for future grant under its stock incentive plans.

During December 2009, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 20, 2009.  In light of such dividend, during February 2010, the exercise price of 16.9 million stock options, affecting approximately 400 of our employees, was reduced by $2.00 per share (the “2009

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2009 Stock Option Adjustment.

On December 1, 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 17.3 million stock options, affecting approximately 400 of our employees, was reduced by $2.00 per share (the “2011 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2011 Stock Option Adjustment.

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

The following stock awards were outstanding:

	As of December 31, 2012
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	13,018,490	1,076,748	644,972	42,954

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

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2012 are as follows:

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ —	-	$ 10.00	2,869,406	4.76	$7.11	1,433,956	4.83	$7.10
$10.00	-	$ 15.00	422,001	5.62	$12.25	84,001	5.98	$12.17
$15.00	-	$ 20.00	2,606,985	6.69	$16.58	462,684	3.99	$18.01
$20.00	-	$ 25.00	4,009,998	3.84	$21.59	1,425,998	3.01	$21.86
$25.00	-	$ 30.00	2,332,100	7.89	$28.49	665,350	6.47	$28.26
$30.00	-	$ 35.00	741,000	7.15	$32.54	236,500	4.40	$32.37
$35.00	-	$ 40.00	37,000	9.69	$36.38	2,000	4.25	$36.10
$ —	-	$ 40.00	13,018,490	5.60	$18.99	4,310,489	4.39	$17.92

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	17,640,074	$20.38	18,447,004	$17.76	18,094,235	$20.86
Granted	589,500	$32.25	3,198,500	$28.52	2,450,500	$18.34
Exercised	(4,406,888)	$18.51	(1,640,462)	$12.36	(408,231)	$9.99
Forfeited and cancelled (2)	(804,196)	$20.34	(2,364,968)	$12.11	(1,689,500)	$21.69
Total options outstanding, end of period	13,018,490	$18.99	17,640,074	$20.38	18,447,004	$17.76
Performance based options outstanding, end of period (3)	6,400,700	$18.71	8,022,975	$18.89	9,907,250	$15.29
Exercisable at end of period	4,310,489	$17.92	6,387,798	$21.73	5,325,753	$22.70

(1)         The beginning of period weighted-average exercise price for the year ended December 31, 2012 of $20.38 does not reflect the 2011 Stock Option Adjustment, which occurred subsequent to December 31, 2011.  The beginning of period weighted-average exercise price for the year ended December 31, 2010 of $20.86 does not reflect the 2009 Stock Option Adjustment, which occurred subsequent to December 31, 2009.

(2)         Certain of these stock options include options that were granted to individuals who transferred to and/or from another DISH Network subsidiary not a part of DISH DBS.

(3)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised during the years ended December 31, 2012, 2011 and 2010 as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$22,898	$9,786	$1,665

Based on the closing market price of DISH Network Class A common stock on December 31, 2012, the aggregate intrinsic value of stock options associated with our employees was as follows:

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	As of December 31, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$226,617	$79,656

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,179,709	$23.11	1,271,984	$22.06	857,719	$25.04
Granted	—	$—	300,000	$30.67	600,000	$18.15
Vested	(24,795)	$22.94	(14,705)	$11.09	—	$—
Forfeited and cancelled	(78,166)	$27.20	(377,570)	$26.23	(185,735)	$23.07
Total restricted stock units outstanding, end of period	1,076,748	$22.82	1,179,709	$23.11	1,271,984	$22.06
Restricted Performance Units outstanding, end of period (1)	1,076,748	$22.82	1,179,709	$23.11	1,271,984	$22.06

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until DISH Network concludes achievement of the performance condition is probable. Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2012, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if DISH Network had determined that achievement of the goal was probable during the year ended December 31, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$31,114	$28,499
EchoStar awards held by DISH DBS employees	5,608	5,251
Total	$36,722	$33,750

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2008 LTIP. During 2008, DISH Network adopted a long-term, performance based stock incentive plan (the “2008 LTIP”). The 2008 LTIP provides stock options and restricted stock units, either alone or in combination, which vest based on DISH Network-specific subscriber and financial goals. Exercise of the stock awards is contingent on achieving these goals by December 31, 2015.

Although no awards vest until DISH Network attains the performance goals, compensation related to the 2008 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the remaining goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

During the first quarter 2011, DISH Network determined that all of the 2008 LTIP performance goals are probable of achievement.  As of December 31, 2012, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber, operational and financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and financial goals was not probable as of December 31, 2012, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards is as follows:

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2013	$1,778	$2,677
Estimated contingent expense subsequent to 2013	—	42,804
Total estimated remaining expense over the term of the plan	$1,778	$45,481

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2012	2011	2010
	(In thousands)
2008 LTIP	$9,025	$18,944	$2,984
Other employee performance awards	7,471	144	271
Total non-cash, stock-based compensation expense recognized for performance based awards	$16,496	$19,088	$3,255

Of the 13.0 million stock options and 1.1 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2012, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2012
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	1,878,500	$21.60
2008 LTIP	1,522,200	$10.32
Other employee performance awards	3,000,000	$21.16
Total	6,400,700	$18.71

Restricted Performance Units
2005 LTIP	211,498
2008 LTIP	10,250
Other employee performance awards	855,000
Total	1,076,748

Stock-Based Compensation

During the year ended December 31, 2012 and December 31, 2010, we incurred an initial charge of $13 million and $3 million, respectively, of additional non-cash, stock-based compensation expense in connection with the 2011 Stock Option Adjustment and 2009 Stock Option Adjustment discussed previously.  These amounts are included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2012, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Subscriber-related	$1,607	$1,914	$1,160
General and administrative	36,966	29,249	14,227
Total non-cash, stock based compensation	$38,573	$31,163	$15,387

As of December 31, 2012, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $19 million and includes compensation expense that we will recognize for EchoStar stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.0% per year and will be recognized over a weighted-average period of approximately two years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Valuation

The fair value of each stock option for the years ended December 31, 2012, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2012	2011	2010
Risk-free interest rate	0.41% - 1.29%	0.36% - 3.18%	1.50% - 2.89%
Volatility factor	33.15% - 39.50%	31.74% - 45.56%	33.33% - 38.63%
Expected term of options in years	3.1 - 5.9	3.6 - 10.0	5.2 - 7.5
Weighted-average fair value of options granted	$6.72 - $13.79	$8.73 - $14.77	$6.83 - $8.14

On December 28, 2012 and December 1, 2011, DISH Network paid a $1.00 and a $2.00 cash dividend per share on its outstanding Class A and Class B common stock, respectively.  While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

On December 2, 2012, DISH Network declared a dividend of $1.00 per share on its outstanding Class A and Class B common stock.  The dividend was paid in cash on December 28, 2012 to shareholders of record on December 14, 2012.  In light of such dividend, DISH Network’s Board of Directors and Executive Compensation Committee of the Board of Directors, which administers DISH Network’s stock incentive plans, determined to adjust the exercise price of certain stock options issued under the plans by decreasing the exercise price by $0.77 per share; provided, that the exercise price of eligible stock options will not be reduced below $1.00.  As a result of this adjustment, a majority of the stock options outstanding as of December 31, 2012 were adjusted subsequent to the year ended December 31, 2012.  This adjustment will result in additional incremental non-cash, stock-based compensation expense of $7 million, of which $4 million will be expensed during the first quarter 2013 and $3 million will be expensed over the remaining vesting period.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

11.       Commitments and Contingencies

Commitments

As of December 31, 2012, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt obligations	$11,615,427	$506,113	$1,005,778	$756,160	$1,504,669	$904,903	$6,937,804
Capital lease obligations	248,304	28,674	26,672	27,339	30,024	32,958	102,637
Interest expense on long-term debt and capital lease obligations	4,896,519	773,734	731,413	633,625	548,088	491,652	1,718,007
Satellite-related obligations	2,041,536	253,354	253,279	253,209	253,144	242,777	785,773
Operating lease obligations	170,837	44,436	32,891	23,460	19,142	7,022	43,886
Purchase obligations	3,454,868	1,758,113	519,671	436,293	314,589	165,059	261,143
Total	$22,427,491	$3,364,424	$2,569,704	$2,130,086	$2,669,656	$1,844,371	$9,849,250

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

In addition, the table above does not include $186 million of liabilities associated with unrecognized tax benefits which were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2012. We do not expect any portion of this amount to be paid or settled within the next twelve months.

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  In addition, during the fourth quarter 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into a mutual release and settlement agreement (“Sprint Settlement Agreement”) pursuant to which all issues then being disputed relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar.  Pursuant to the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.  The total consideration to acquire these assets was approximately $2.860 billion.  This amount includes $1.364 billion for the DBSD Transaction, $1.382 billion for the TerreStar Transaction, and the net payment of $114 million to Sprint pursuant to the Sprint Settlement Agreement.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  The FCC denied DISH Network’s requests for waiver of the integrated service and spare satellite requirements but did not initially act on DISH Network’s request for waiver of the various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making (“NPRM”) proposing the elimination of the integrated service, spare satellite and various technical requirements attached to the 2 GHz licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s 2 GHz authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which will become effective on March 7, 2013, modifying DISH Network’s 2 GHz licenses to add terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum for terrestrial services.  These limitations could, among other things, impact the finalization of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If DISH Network fails to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the 2 GHz Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to DISH Network’s 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect DISH Network’s 2 GHz licenses, there could be a material adverse effect on DISH Network’s ability to commercialize the 2 GHz licenses.

As a result of the completion of the DBSD Transaction and the TerreStar Transaction, DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including DISH Network’s ability to partner with others.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that we will be able to profitably deploy the assets represented by these spectrum licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  We may make cash distributions to, among other things, finance the commercialization of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum represented by the 700 MHz licenses.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $111 million over approximately the next 26 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of its obligation under this agreement through 2019.  As of December 31, 2012, the remaining obligation under this agreement is the guarantee of $438 million.

As of December 31, 2012, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2013 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, satellite and transponder leases, engineering and for products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain guaranteed fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Rent Expense

Total rent expense for operating leases was $252 million, $267 million and $263 million in 2012, 2011 and 2010, respectively.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future.  We may not be aware of all intellectual property rights that our products or services may potentially infringe.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite system.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.” The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.

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

Channel Bundling Class Action

During 2007, a purported class of cable and satellite subscribers filed an antitrust action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Central District of California.  The suit also names as defendants DirecTV, Comcast, Cablevision, Cox, Charter, Time Warner, Inc., Time Warner Cable, NBCUniversal, Viacom, Fox Entertainment Group and Walt Disney Company.  The suit alleges, among other things, that the defendants engaged in a conspiracy to provide customers with access only to bundled channel offerings as opposed to giving customers the ability to purchase channels on an “a la carte” basis.  On October 16, 2009, the District Court entered an order granting the defendants’ motion to dismiss with prejudice.  On June 3, 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order.  The plaintiff class sought rehearing en banc.  On October 31, 2011, the Ninth Circuit issued an order vacating the previous June 3, 2011 order, directing that a 3-judge panel be reconstituted, and denying the plaintiff class’ motion for rehearing.  On March 30, 2012, the reconstituted panel of the Ninth Circuit again affirmed the District Court’s order.  On April 10, 2012, the plaintiff class again filed a petition for rehearing en banc, which was denied on May 4, 2012.  On August 2, 2012, the plaintiff class filed a petition seeking review by the United States Supreme Court, which was denied on November 5, 2012.  The matter is now concluded.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice, and the matter is now concluded.

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants.  We have appealed.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the New York State Supreme Court, Appellate Division, First Department affirmed the partial grant of ESPN’s motion on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court affirmed the prior grant of ESPN’s motion and ruled that we owe the full amount of approximately $66 million under the

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  This reflects our estimated exposure for ESPN’s counterclaim.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime and AutoHop features on our Hopper set-top box.  The PrimeTime Anytime feature allows a user of our Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving the NBC parties are pending in both New York and California.  A venue-related motion is still pending in the NBC action in New York.  The NBC plaintiffs have filed an amended complaint in their California action adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of the CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling place-shifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On December 9, 2011, Norman filed a first amended complaint that added Ricoh Americas Corporation and dropped Brother International Corporation as a defendant.  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, in addition to adding Belkin International, Inc., BMW of North America LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., ViewSonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE USA, Inc., and ZTE Solutions, Inc.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”) and that dropped as defendants Ford Motor Company, General Electric Company, JVC Americas Corporation, Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., and TomTom, Inc.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against DISH Network, EchoStar and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in DISH Network’s favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now concluded.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving EchoStar and DISH Network as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  A new trial date has not yet been set.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice any other claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary, DISH Network L.L.C., DISH Network, and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.” The 725 patent relates to a system for building an inventory of audio/visual works. Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On February 28, 2013, we and the EchoStar defendants entered into a settlement agreement with Premier International Associates under which we and the EchoStar defendants will make an immaterial payment in exchange for a license to certain patents and patent applications.  Upon payment, Premier International Associates will dismiss the action against us and the EchoStar defendants with prejudice.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Sixth Amended Complaint, filed on or about August 24, 2012, Preservation Technologies also names Netflix, Inc., Facebook, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc. and Yahoo! Inc. as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey™ set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the U.S. Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar, two EchoStar subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., our wholly-owned subsidiary, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control” and Monsoon Multimedia was dismissed.  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 21, 2012, we and the EchoStar defendants entered into a settlement agreement with Vigilos under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.  The case has been dismissed with prejudice.

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary, DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

On October 21, 2012, we entered into a confidential settlement agreement and release (the “Voom Settlement Agreement”) with Voom and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  Pursuant to the terms of the Voom Settlement Agreement, among other things:  (i) the litigation between the parties relating to the Voom programming services was dismissed with prejudice and the parties released each other for all claims against each other related thereto; (ii) we agreed to pay $700 million in cash to Voom; (iii) DISH Media Holdings Corporation, a wholly-owned subsidiary of DISH Network, agreed to enter into an agreement to transfer its ownership interest in Voom to Rainbow Programming Holdings, LLC, an affiliate of Voom; and (iv) an affiliate of Cablevision agreed to enter into an agreement to transfer certain of its wireless multichannel video distribution and data service licenses (the “MVDDS Licenses”) to us.  The transfer of the MVDDS Licenses is subject to FCC and other regulatory approvals.  On October 23, 2012, we paid Voom $700 million.

Separately, we entered into a multi-year affiliation agreement with AMC Network Entertainment LLC, WE: Women’s Entertainment LLC, The Independent Film Channel, The Sundance Channel L.L.C, each of which are subsidiaries of AMC Networks Inc., and Fuse Channel LLC, a subsidiary of The Madison Square Garden Company, for the carriage of AMC, WE, IFC, Sundance Channel and the Fuse channel.

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and will be amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations”.  The fair value of the Voom Settlement Agreement was assessed at $730 million and is recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

13.  Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2012, 2011 and 2010 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2012	$11,916	$116,742	$(114,824)	$13,834
December 31, 2011	$29,650	$94,678	$(112,412)	$11,916
December 31, 2010	$16,372	$115,478	$(102,200)	$29,650

14.  Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2012:
Total revenue	$3,247,226	$3,317,621	$3,291,877	$3,294,876
Operating income (loss)	573,970	502,238	(222,334)	539,061
Net income (loss)	277,490	221,910	(240,719)	225,585

Year ended December 31, 2011:
Total revenue	$3,220,590	$3,331,827	$3,250,805	$3,256,824
Operating income (loss)	985,390	710,709	632,210	622,091
Net income (loss)	548,874	349,292	297,001	330,516

15.  Related Party Transactions

Related Party Transactions with DISH Network

During the second quarter 2010, we purchased EchoStar XIV from DISH Orbital II L.L.C. (“DOLLC II”), an indirect wholly-owned subsidiary of DISH Network, and our affiliate, for its fair value of approximately $448 million.  We assumed $22 million in vendor financing and the difference, or $426 million, was paid to our affiliate.  We recorded the satellite at DOLLC

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On October 1, 2012, we made a distribution to DOC of the assets and liabilities associated with the satellite broadband business with a fair value of $66 million.  This distribution resulted in a reduction in our historical net assets of $9 million and a deemed dividend of $57 million.

On December 2, 2012, the board of directors of DISH Network declared a dividend of $1.00 per share on its outstanding Class A and Class B common stock, or $453 million in the aggregate.  On December 27, 2012, we paid a dividend of $850 million to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the year ended December 31, 2012 and 2011, we recorded $21 million and $4 million, respectively, of “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.

Blockbuster, Wireless Spectrum and Other Operations.  We provide administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Wireless Spectrum and other operations.  During the years ended December 31, 2012 and 2011, the expenses associated with these services were $11 million and $2 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a key supplier of transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of the principal agreements with EchoStar that may have an impact on our financial position and results of operations.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

“Services and other revenue - EchoStar”

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by EchoStar at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to EchoStar, following certain changes in control.

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

Real Estate Lease Agreements.  Since the Spin-off, DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Varick Sublease Agreement.  During 2008, DISH Network subleased certain space at 185 Varick Street, New York, New York to EchoStar for a period of approximately seven years.

El Paso Lease Agreement.  During 2012, DISH Network leased certain space at 1285 Joe Battle Blvd. El Paso, Texas to EchoStar for a period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Effective January 1, 2012, we and EchoStar entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that:  (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XV.  EchoStar XV is owned by us and is operated at the 61.5 degree orbital location.  The FCC has granted EchoStar a temporary authorization to operate the satellite at the 61.5 degree orbital location.  For so long as EchoStar XV remains in

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

service at the 61.5 degree orbital location, we are obligated to pay EchoStar a fee, which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During 2009, EchoStar entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During 2009, EchoStar also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which we currently receive service from EchoStar on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  DISH Network has also guaranteed certain obligations of EchoStar under the Telesat Transponder Agreement.  See discussion under “Guarantees” in Note 11.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease will be recorded as revenue within “Services and other revenue — EchoStar” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

Effective January 1, 2012, we entered into a new TT&C agreement pursuant to which we receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Years Ended December 31,
Purchases from EchoStar	2012	2011	2010
	(In thousands)
Set-top boxes and other equipment	$1,028,588	$1,158,293	$1,470,173

Set-top boxes and other equipment included in “Cost of sales — subscriber promotion subsidies — EchoStar”	$264,208	$249,440	$175,777

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

Effective January 1, 2012, we and EchoStar entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.  During the year ended December 31, 2012, we expensed $7 million under this agreement which is included in “Cost of sales — equipment, merchandise, services, rental and other” on our Consolidated Statement of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we did not record any expense under this agreement.

TiVo. On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar were dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.

Our total litigation accrual for TiVo was $517 million as of December 31, 2010.  As a result of the settlement agreement, during 2011, we reversed $335 million of this accrual and made a payment of approximately $290 million for our portion of the initial payment to TiVo.  Of this amount, approximately $182 million related to periods prior to 2011 and the remaining $108 million represented a prepayment.  Our $108 million prepayment and our $190 million share of the remaining payments, a total of $298 million, is being expensed ratably as a subscriber-related expense from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.  In connection with our TiVo settlement, TiVo agreed to advertise and market certain of our products and services.  As a result, during 2011, $6 million was recognized as a reduction of litigation expense and we recorded a pre-paid marketing asset on our Consolidated Statements of Operations and Comprehensive Income (Loss) and our Consolidated Balance Sheets, respectively, which is being amortized as costs of sales over the term of the agreement.

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

Because both DISH Network and EchoStar were defendants in the TiVo lawsuit, DISH Network and EchoStar were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH Network determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify EchoStar for substantially all liability arising from this lawsuit.  EchoStar contributed an amount equal to its $5 million intellectual property liability limit under the receiver agreement.  DISH Network and EchoStar further agreed that EchoStar’s $5 million contribution would not exhaust EchoStar’s liability to DISH Network for other intellectual property claims that may arise under the receiver agreement.  DISH Network and EchoStar also agreed that DISH Network would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that EchoStar is responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by EchoStar.

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

International Programming Rights Agreement.  During the years ended December 31, 2012 and 2011, we made no purchases and for the year ended December 31, 2010, we purchased $2 million of certain international rights for sporting events from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss), of which EchoStar only retained a certain portion.

Acquisition of South.com, L.L.C.  During October 2010, we purchased all of South.com, L.L.C. from EchoStar and another party for $5 million.  South.com, L.L.C. is an entity that holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Sprint Settlement Agreement.  On November 3, 2011, DISH Network and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to the DBSD Transaction and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to the costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  EchoStar was a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between it and Sprint relating to the Sprint Clearing Costs.  EchoStar was a holder of certain TerreStar debt instruments.  In March 2012, EchoStar’s remaining debt instruments were exchanged for a right to receive a distribution in accordance with the terms of the liquidating trust established pursuant to TerreStar’s chapter 11 plan of liquidation.  Pursuant to the terms of the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$72,549	$77,705	$79,547

	As of December 31,
	2012	2011
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$21,930	$5,853