Form 10-Q
period 2013-03-31
DISH DBS CORP
filed 2013-05-13
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

As of May 3, 2013, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

ii

Risks Relating to DISH Network’s Proposed Merger with Sprint Nextel Corporation (“Sprint”)

•                  If DISH Network completes its proposed merger with Sprint, and we raise additional indebtedness to finance the proposed merger, our total debt outstanding will increase.

•                  If DISH Network completes its proposed merger with Sprint, we may raise additional indebtedness to support DISH Network’s investment in Sprint’s business.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,920,967	$3,424,387
Marketable investment securities	2,796,885	2,269,670
Trade accounts receivable - other, net of allowance for doubtful accounts of $11,881 and $13,834, respectively	847,837	819,520
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	6,830	19,924
Advances to affiliates	299,639	3,854
Inventory	469,549	464,393
Deferred tax assets	91,722	91,722
Other current assets	113,321	117,157
Total current assets	7,546,750	7,210,627

Noncurrent Assets:
Restricted cash and marketable investment securities	78,685	121,661
Property and equipment, net of accumulated depreciation of $2,986,338 and $2,948,204, respectively	3,006,118	3,007,384
FCC authorizations	635,794	635,794
Other noncurrent assets, net	185,384	198,992
Total noncurrent assets	3,905,981	3,963,831
Total assets	$11,452,731	$11,174,458

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$219,305	$221,839
Trade accounts payable - EchoStar	301,999	262,843
Deferred revenue and other	879,576	832,518
Accrued programming	1,151,761	1,092,346
Accrued interest	197,554	224,383
Litigation accrual	—	70,999
Other accrued expenses	423,367	440,990
Current portion of long-term debt and capital lease obligations	533,478	534,787
Total current liabilities	3,707,040	3,680,705

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,321,938	11,328,944
Deferred tax liabilities	1,194,328	1,184,349
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	272,856	242,360
Total long-term obligations, net of current portion	12,789,122	12,755,653
Total liabilities	16,496,162	16,436,358

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,265,583	1,254,814
Accumulated other comprehensive income (loss)	7,549	6,080
Accumulated earnings (deficit)	(6,316,563)	(6,522,794)
Total stockholder’s equity (deficit)	(5,043,431)	(5,261,900)
Total liabilities and stockholder’s equity (deficit)	$11,452,731	$11,174,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Revenue:
Subscriber-related revenue	$3,310,355	$3,218,946
Equipment sales and other revenue	24,618	21,613
Equipment sales, services and other revenue - EchoStar	1,285	6,667
Total revenue	3,336,258	3,247,226

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,887,593	1,762,934
Satellite and transmission expenses:
EchoStar	110,993	109,121
Other	9,981	10,574
Cost of sales - equipment, services and other	19,996	22,948
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	70,064	84,769
Other subscriber acquisition costs	359,654	314,451
Total subscriber acquisition costs	429,718	399,220
General and administrative expenses - EchoStar	12,786	10,428
General and administrative expenses	145,582	160,736
Depreciation and amortization (Note 5)	205,496	197,295
Total costs and expenses	2,822,145	2,673,256

Operating income (loss)	514,113	573,970

Other Income (Expense):
Interest income	7,208	1,692
Interest expense, net of amounts capitalized	(195,766)	(134,286)
Other, net	128	2,705
Total other income (expense)	(188,430)	(129,889)

Income (loss) before income taxes	325,683	444,081
Income tax (provision) benefit, net	(119,452)	(166,591)
Net income (loss)	$206,231	$277,490

Comprehensive Income (Loss):
Net income (loss)	$206,231	$277,490
Unrealized holding gains (losses) on available-for-sale securities	2,610	4,735
Deferred income tax (expense) benefit	(1,141)	—
Comprehensive income (loss)	$207,700	$282,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$206,231	$277,490
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	205,496	197,295
Realized and unrealized losses (gains) on investments	—	(2,619)
Non-cash, stock-based compensation	10,219	22,087
Deferred tax expense (benefit)	8,839	5,536
Other, net	3,303	1,936
Change in noncurrent assets	11,400	11,230
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	30,496	(4,127)
Changes in current assets and current liabilities, net	(257,937)	181,029
Net cash flows from operating activities	218,047	689,857

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,301,005)	(155,734)
Sales and maturities of marketable investment securities	776,400	212,334
Purchases of property and equipment	(231,908)	(167,054)
Change in restricted cash and marketable investment securities	42,976	(1,026)
Net cash flows from investing activities	(713,537)	(111,480)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(8,315)	(8,077)
Other	385	1,045
Net cash flows from financing activities	(7,930)	(7,032)

Net increase (decrease) in cash and cash equivalents	(503,420)	571,345
Cash and cash equivalents, beginning of period	3,424,387	399,072
Cash and cash equivalents, end of period	$2,920,967	$970,417

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$219,247	$114,226
Cash received for interest	$7,208	$1,692
Cash paid for income taxes	$300	$4,321
Cash paid for income taxes to DISH Network	$106,445	$161,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service, which had 14.092 million subscribers in the United States as of March 31, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of March 31, 2013 and December 31, 2012, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable (net of allowance for doubtful accounts), and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 3.

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

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV subscribers are expensed as incurred.  During the three months ended March 31, 2013 and 2012, we recorded advertising costs of $114 million and $89 million, respectively, within “Other subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.              Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consist of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$122,542	$124,007
Current marketable investment securities - other	2,674,343	2,145,663
Total current marketable investment securities	2,796,885	2,269,670
Restricted marketable investment securities (1)	64,065	49,044
Total marketable investment securities	2,860,950	2,318,714

Restricted cash and cash equivalents (1)	14,620	72,617

Total marketable investment securities and restricted cash and cash equivalents	$2,875,570	$2,391,331

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

Current Marketable Investment Securities — Other

Our current marketable investment securities portfolio includes investments in various equity and debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 8 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2013 and December 31, 2012, we had accumulated net unrealized gains of $8 million and $6 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2013				As of December 31, 2012
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$122,542	$—	$—	$—	$124,007	$—	$—	$—
Other (including restricted)	2,723,022	8,094	(1,036)	7,058	2,181,064	7,335	(1,144)	6,191
Equity securities:
Other (1)	15,386	2,149	—	2,149	13,643	406	—	406
Total	$2,860,950	$10,243	$(1,036)	$9,207	$2,318,714	$7,741	$(1,144)	$6,597

(1) In connection with certain commercial arrangements that we entered into during the third quarter 2012, among other things, we received shares of common stock from a single issuer for no cash consideration.

As of March 31, 2013, restricted and non-restricted marketable investment securities include debt securities of $2.445 billion with contractual maturities within one year and $401 million with contractual maturities after one year through five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of March 31, 2013 and December 31, 2012, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds. We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,213,859	$(734)	$724,739	$(865)
12 months or more	7,337	(302)	29,045	(279)
Total	$1,221,196	$(1,036)	$753,784	$(1,144)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$2,325,046	$2,597	$2,322,449	$—	$3,014,946	$59,386	$2,955,560	$—

Debt securities:
VRDNs	$122,542	$—	$122,542	$—	$124,007	$—	$124,007	$—
Other (including restricted)	2,723,022	—	2,723,022	—	2,181,064	—	2,181,064	—

Equity securities	15,386	15,386	—	—	13,643	13,643	—	—

Total	$2,860,950	$15,386	$2,845,564	$—	$2,318,714	$13,643	$2,305,071	$—

4.              Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Finished goods - DBS	$267,393	$259,274
Raw materials	89,387	122,758
Work-in-process	112,769	82,361
Total inventory	$469,549	$464,393

5.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Equipment leased to customers	$163,118	$152,443
Satellites	27,171	32,087
Buildings, furniture, fixtures, equipment and other	15,207	12,765
Total depreciation and amortization	$205,496	$197,295

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

DBS Satellites

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

Satellite Anomalies

Operation of our DISH branded pay-TV service requires that we have adequate DBS satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit DBS satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Prior to 2013, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar XII.  Prior to 2012, EchoStar XII experienced solar array anomalies that reduced the total power available for use by the satellite.  During September and November 2012 and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the total power available for use by the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  This satellite is currently not in service and serves as an in-orbit spare.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.              Long-Term Debt

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

The 4 1/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to April 1, 2016, we may also redeem up to 35.0% of the 4 1/4% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 4 1/4% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to DISH DBS’ and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 4 1/4% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 4 1/4% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

The 5 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to May 1, 2016, we may also redeem up to 35.0% of the 5 1/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 5 1/8% Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

unsecured senior debt; and

•                  ranked effectively junior to DISH DBS’ and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indenture related to the 5 1/8% Senior Notes contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 1/8% Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$500,000	$513,350	$500,000	$521,875
6 5/8% Senior Notes due 2014	1,000,000	1,063,750	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	815,385	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,668,750	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	933,750	900,000	940,500
7 7/8% Senior Notes due 2019	1,400,000	1,664,250	1,400,000	1,669,500
6 3/4% Senior Notes due 2021	2,000,000	2,220,000	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	2,102,000	2,000,000	2,150,000
5 % Senior Notes due 2023	1,500,000	1,485,000	1,500,000	1,548,750
Mortgages and other notes payable	65,082	65,082	65,427	65,427
Subtotal	11,615,082	$12,531,317	11,615,427	$12,783,027
Capital lease obligations (2)	240,334	NA	248,304	NA
Total long-term debt and capital lease obligations (including current portion)	$11,855,416		$11,863,731

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.     Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2013, there were outstanding under these plans stock options to acquire 14.6 million shares of DISH Network’s Class A common stock and 2.0 million restricted stock units associated with our employees.  Stock options granted prior to March 31, 2013 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific objectives.  As of March 31, 2013, DISH Network had 70.0 million shares of its Class A common stock available for future grant under its stock incentive plans.

On December 28, 2012, DISH Network paid a dividend in cash of $1.00 per share on its outstanding Class A and Class B common stock to shareholders of record on December 14, 2012.  In light of such dividend, during January 2013, the exercise price of 12.9 million stock options, affecting approximately 400 of our employees, was reduced by $0.77 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of March, 31, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of March 31, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	14,589,595	2,011,748	787,232	42,288

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Three Months
	Ended March 31, 2013
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	13,018,490	$18.99
Granted	1,870,000	$36.40
Exercised	(271,895)	$18.05
Forfeited and cancelled	(27,000)	$18.55
Total options outstanding, end of period	14,589,595	$20.55
Performance-based options outstanding, end of period (2)	8,262,300	$22.11
Exercisable at end of period	4,518,294	$17.43

(1)         The beginning of period weighted-average exercise price of $18.99 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and other employee performance awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$1,622	$1,743

Based on the closing market price of DISH Network Class A common stock on March 31, 2013, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of March 31, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$253,104	$92,468

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Three Months
	Ended March 31, 2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,076,748	$22.82
Granted	935,000	$36.40
Vested	—	$—
Forfeited and cancelled	—	$—
Total restricted stock units outstanding, end of period	2,011,748	$29.13
Restricted Performance Units outstanding, end of period (1)	2,011,748	$29.13

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and other employee performance awards below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until DISH Network concludes achievement of the performance condition is probable. Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth. Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2013, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if DISH Network had determined that achievement of the goal was probable during the three months ended March 31, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$32,321	$29,856
EchoStar awards held by DISH DBS employees	5,591	5,256
Total	$37,912	$35,112

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

During the first quarter 2011, DISH Network determined that all of the 2008 LTIP performance goals are probable of achievement.  As of March 31, 2013, approximately 70% of the 2008 LTIP awards had vested.  We are recognizing the associated non-cash stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period for vesting of the approximately 30% of the awards remaining, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

2013 LTIP.  During 2013, DISH Network adopted a long-term, performance-based stock incentive plan (the “2013 LTIP”).  The 2013 LTIP provides stock options and restricted stock units in combination, which vest based on DISH Network -specific subscriber and financial goals.  Exercise of the stock awards is contingent on achieving these goals by September 30, 2022.  Regardless of when achieved, no vesting will occur or payment will be made under the 2013 LTIP for any performance goals prior to March 31, 2014.

Although no awards vest until DISH Network attains the performance goals, compensation related to the 2013 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the goals.  If the goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  Consequently, while it was determined that achievement of any of these goals was not probable as of March 31, 2013, that assessment could change in the future.

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three months ended March 31, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and financial goals was not probable as of March 31, 2013, that assessment could change in the future.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The non-cash stock-based compensation expense associated with these awards is as follows:

	For the Three Months
	Ended March 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012
	(In thousands)
2008 LTIP	$1,781	$5,496
2013 LTIP	—	—
Other employee performance awards	2,001	3,139
Total non-cash, stock-based compensation expense recognized for performance based awards	$3,782	$8,635

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2008 LTIP	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2013	$938	$—	$1,789
Estimated contingent expense subsequent to 2013	—	64,826	43,185
Total estimated remaining expense over the term of the plan	$938	$64,826	$44,974

Of the 14.6 million stock options and 2.0 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of March 31, 2013, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of March 31, 2013
Performance-Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	1,878,500	$20.83
2008 LTIP	1,513,800	$9.47
2013 LTIP	1,870,000	$36.40
Other employee performance awards	3,000,000	$20.39
Total	8,262,300	$22.11

Restricted Performance Units
2005 LTIP	211,498
2008 LTIP	10,250
2013 LTIP	935,000
Other employee performance awards	855,000
Total	2,011,748

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock-Based Compensation

During the three months ended March 31, 2013, we incurred $4 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously. This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Subscriber-related	$444	$837
General and administrative	9,775	21,250
Total non-cash, stock-based compensation	$10,219	$22,087

As of March 31, 2013, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $18 million.  This cost is based on an estimated future forfeiture rate of approximately 4.3% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three months ended March 31, 2013 and 2012 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2013 (1)	2012
Risk-free interest rate	1.93%	0.51% - 1.29%
Volatility factor	32.37%	38.80% - 39.34%
Expected term of options in years	10.0	3.4 - 5.9
Weighted-average fair value of options granted	$16.37	$9.49 - $12.69

(1)  During the three months ended March 31, 2013, all stock options granted had the same vesting period.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

8.              Commitments and Contingencies

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s 2 GHz licenses to expand its terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If DISH Network fails to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the 2 GHz Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to DISH Network’s 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect DISH Network’s 2 GHz licenses, there could be a material adverse effect on DISH Network’s ability to commercialize the 2 GHz licenses.

DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization and build-out of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including DISH Network’s ability to partner with others.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  We may make cash distributions to, among other things, finance the commercialization and build-out of these licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum associated with the 700 MHz licenses.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $90 million over approximately the next 23 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under their satellite transponder service agreement through 2019.  As of March 31, 2013, the remaining obligation of DISH Network’s guarantee is $422 million.

As of March 31, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

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

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We intend to further appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest, which amounts we may be able to recover if our further appeals are successful.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of our Hopper® set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Sling placeshifting functionality and Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed, and oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit on June 3, 2013.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, among others.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”).  In the fourth amended complaint, filed on April 8, 2013, Norman added claims against us for infringement of U.S. Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  In the operative fifth amended complaint, filed on May 1, 2013, in addition to us, Norman names Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of  United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary, DISH Network L.L.C., DISH Network and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International Associates dismissed the action against us and the EchoStar defendants with prejudice, pursuant to a settlement under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 6, 2014.

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

9.              Financial Information for Subsidiary Guarantors

Our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries and the stand-alone entity DISH DBS has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

10.       Related Party Transactions

Related Party Transactions with DISH Network

On October 1, 2012, we made a distribution to DOC of the assets and liabilities associated with our satellite broadband business with a fair value of $66 million.  This distribution resulted in a reduction in our historical net assets of $9 million and a deemed dividend of $57 million.

On December 2, 2012, the board of directors of DISH Network declared a dividend of $1.00 per share on its outstanding Class A and Class B common stock, or $453 million in the aggregate.  On December 27, 2012, we paid a dividend of $850 million to DOC to fund the payment of DISH Network’s dividend and other potential DISH Network cash needs.

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three months ended March 31, 2013 and 2012, we recorded $4 million and $5 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.

Blockbuster, Wireless and Other Operations.  We provide administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Wireless and other operations.  During the three months ended March 31, 2013 and 2012, the expenses associated with these services for each period were $2 million.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial position and results of operations.

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

Real Estate Lease Agreements.  Since the Spin-off, DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

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

“Satellite and transmission expenses — EchoStar”

Broadcast Agreement.  Effective January 1, 2012, we and EchoStar entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  We have the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to EchoStar.  If we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer lease capacity from EchoStar on EchoStar VI and VIII.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease is recorded as revenue within “Services and other revenue — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month-to-month lease and can be terminated by either party upon 30 days prior notice.

•                  Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2012, we exercised our right to renew this agreement for a one-year period ending on December 31, 2013.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to EchoStar.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XIP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our XiP line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our XiP line of set-top boxes for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XIP Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended March 31, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $297 million and $237 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes Communications, Inc. (“Hughes”) entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes.  During the three months ended March 31, 2013 and 2012, we expensed $1 million under this agreement which is included in “Cost of sales — equipment, services other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$22,019	$17,484

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$23,615	$21,930

11.       Subsequent Events

Sprint Merger Proposal

On April 15, 2013, DISH Network announced that it had submitted a merger proposal to the Board of Directors of Sprint for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that DISH Network’s proposal will be accepted by Sprint or that DISH Network will ultimately be able to complete a transaction with Sprint upon terms acceptable to DISH Network.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders, and other customary closing conditions.

To the extent that DISH Network completes the proposed merger with Sprint, it will be required to commit a majority of its cash and marketable securities, and it will incur significant additional indebtedness, including indebtedness incurred by us to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause DISH Network and us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, DISH Network may be required to spend additional capital or raise additional capital to support DISH Network’s investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  We may raise additional indebtedness and make cash distributions to DISH Network to, among other things, finance the proposed merger with Sprint and to support DISH Network’s investment in Sprint’s business.  There can be no assurance that DISH Network will be able to achieve its business and financial goals following the proposed merger with Sprint or that achievement of these goals will benefit us.  If DISH Network is unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see Item 1A, “Risk Factors - Risks Relating to DISH Network’s Proposed Merger with Sprint.”

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH added approximately 36,000 net Pay-TV subscribers during the three months ended March 31, 2013, compared to the addition of approximately 104,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended March 31, 2013 was 1.47% compared to 1.35% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by the increased competitive pressures discussed below.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2013, DISH added approximately 654,000 gross new Pay-TV subscribers compared to the addition of approximately 673,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.8%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

“Net income (loss)” for the three months ended March 31, 2013 was $206 million compared to $277 million for the same period in 2012.  During the three months ended March 31, 2013, “Net income (loss)” decreased primarily due to an increase in subscriber-related expenses and subscriber acquisition costs, partially offset by the programming package price increase in February 2013.

Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices, among other things.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, our gross new Pay-TV subscriber activations and Pay-TV subscriber churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

As the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box, that a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated products designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated products will positively affect our results of operations or our gross new Pay-TV subscriber activations.

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

copyrights.  Subsequently, Fox has alleged that the Sling placeshifting functionality and Hopper Transfers™ feature of our second generation Hopper set-top-box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Future Liquidity

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100.0%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of 2 GHz wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s 2 GHz licenses to expand its terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “2 GHz Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “2 GHz Final Build-out Requirement”).  If DISH Network fails to meet the 2 GHz Interim Build-out Requirement, the 2 GHz Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the 2 GHz Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC is currently considering rules for a spectrum band that is adjacent to DISH Network’s 2 GHz licenses, known as the “H Block.”  If the FCC adopts rules for the H block that do not adequately protect DISH Network’s 2 GHz licenses, there could be a material adverse effect on DISH Network’s ability to commercialize the 2 GHz licenses.

DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance these acquisitions and may make additional cash distributions to, among other things, finance the commercialization and build-out of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Additionally, recent consolidation in the wireless telecommunications industry, may, among other things, limit DISH Network’s available options, including DISH Network’s ability to partner with others.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.  To commercialize these licenses and satisfy the associated FCC build-out requirements, DISH Network will be required to make significant additional investments or partner with others.  Depending on the nature and scope of such commercialization and build-out, any such investment or partnership could vary significantly.  We may make cash distributions to, among other things, finance the commercialization and build-out of these licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these investments and profitably deploy the spectrum associated with the 700 MHz licenses.

Sprint Merger Proposal

On April 15, 2013, DISH Network announced that it had submitted a merger proposal to the Board of Directors of Sprint Nextel Corporation (“Sprint”) for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that DISH Network’s proposal will be accepted by Sprint or that DISH Network will ultimately be able to complete a transaction with Sprint upon terms acceptable to DISH Network.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders, and other customary closing conditions.

To the extent that DISH Network completes the proposed merger with Sprint, it will be required to commit a majority of its cash and marketable securities, and it will incur significant additional indebtedness, including indebtedness incurred by us to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause DISH Network and us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, DISH Network may be required to spend additional capital or raise additional capital to support DISH Network’s investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  We may raise additional indebtedness and make cash distributions to DISH Network to, among other things, finance the proposed merger with Sprint and to support DISH Network’s investment in Sprint’s business.  There can be no assurance that DISH Network will be able to achieve its business and financial goals following the proposed merger with Sprint or that achievement of these goals will benefit us.  If DISH Network is unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see Item 1A, “Risk Factors - Risks Relating to DISH Network’s Proposed Merger with Sprint.”

Clearwire Proposal

On January 8, 2013, Clearwire Corporation (“Clearwire”) issued a press release summarizing a strategic transaction that DISH Network had proposed at that time.  Later that day, DISH Network confirmed that it had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions disclosed by Clearwire generally provided for the following, among other things:  (i) DISH Network would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) DISH Network would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that DISH Network acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that DISH Network will continue discussions with Clearwire or that DISH Network will ultimately be able to complete a transaction with Clearwire upon the terms outlined above or at all.  In connection with DISH Network’s merger proposal for Sprint, DISH Network has stated that it expects Sprint’s pending merger with Clearwire to be completed if DISH Network’s proposal is accepted.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription television services, broadband services, equipment rental fees and other hardware related fees, including fees for DVRs, fees for broadband equipment, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV and broadband services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention, other variable subscriber expenses and monthly wholesale fees paid to broadband providers.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers.  In addition, this category includes costs related to equipment sales, services, and other agreements with EchoStar.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Subscriber acquisition costs.  In addition to leasing receivers, we generally subsidize installation and all or a portion of the cost of our receiver systems to attract new Pay-TV subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of receiver systems to retailers and other third party distributors of our equipment, the cost of subsidized sales of receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new Pay-TV and broadband subscribers from “Subscriber acquisition costs.”  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

“Pay-TV subscribers.”  We include customers obtained through direct sales, third party retailers and other third party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,310,355	$3,218,946	$91,409	2.8
Equipment sales and other revenue	24,618	21,613	3,005	13.9
Equipment sales, services and other revenue - EchoStar	1,285	6,667	(5,382)	(80.7)
Total revenue	3,336,258	3,247,226	89,032	2.7

Costs and Expenses:
Subscriber-related expenses	1,887,593	1,762,934	124,659	7.1
% of Subscriber-related revenue	57.0%	54.8%
Satellite and transmission expenses - EchoStar	110,993	109,121	1,872	1.7
% of Subscriber-related revenue	3.4%	3.4%
Satellite and transmission expenses - Other	9,981	10,574	(593)	(5.6)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	19,996	22,948	(2,952)	(12.9)
Subscriber acquisition costs	429,718	399,220	30,498	7.6
General and administrative expenses	158,368	171,164	(12,796)	(7.5)
% of Total revenue	4.7%	5.3%
Depreciation and amortization	205,496	197,295	8,201	4.2
Total costs and expenses	2,822,145	2,673,256	148,889	5.6

Operating income (loss)	514,113	573,970	(59,857)	(10.4)

Other Income (Expense):
Interest income	7,208	1,692	5,516	*
Interest expense, net of amounts capitalized	(195,766)	(134,286)	(61,480)	(45.8)
Other, net	128	2,705	(2,577)	(95.3)
Total other income (expense)	(188,430)	(129,889)	(58,541)	(45.1)

Income (loss) before income taxes	325,683	444,081	(118,398)	(26.7)
Income tax (provision) benefit, net	(119,452)	(166,591)	47,139	28.3
Effective tax rate	36.7%	37.5%
Net income (loss)	$206,231	$277,490	$(71,259)	(25.7)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.092	14.071	0.021	0.1
Pay-TV subscriber additions, gross (in millions)	0.654	0.673	(0.019)	(2.8)
Pay-TV subscriber additions, net (in millions)	0.036	0.104	(0.068)	(65.4)
Pay-TV average monthly subscriber churn rate	1.47%	1.35%	0.12%	8.9
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$747	$135	18.1
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$78.54	$76.24	$2.30	3.0
EBITDA (in thousands)	$719,737	$773,970	$(54,233)	(7.0)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Pay-TV subscribers.  DISH added approximately 36,000 net Pay-TV subscribers during the three months ended March 31, 2013, compared to the addition of approximately 104,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended March 31, 2013 was 1.47% compared to 1.35% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by the increased competitive pressures discussed below.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2013, DISH added approximately 654,000 gross new Pay-TV subscribers compared to the addition of approximately 673,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.8%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.310 billion for the three months ended March 31, 2013, an increase of $91 million or 2.8% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to a satellite broadband business.  Included in Subscriber-related revenue” is $17 million of revenue related to broadband services for the three months ended March 31, 2012.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV ARPU.  “Pay-TV average monthly revenue per subscriber” was $78.54 during the three months ended March 31, 2013 versus $76.24 during the same period in 2012.  The $2.30 or 3.0% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.888 billion during the three months ended March 31, 2013, an increase of $125 million or 7.1% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 57.0% and 54.8% of “Subscriber-related revenue” during the three months ended March 31, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  Included in “Subscriber-related expenses” is $8 million of costs related to our broadband services for the three months ended March 31, 2012.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $430 million for the three months ended March 31, 2013, an increase of $30 million or 7.6% compared to the same period in 2012.  This increase was primarily attributable to the increase in gross new subscriber activations and SAC described below.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  Included in “Subscriber acquisition costs” is $4 million of costs related to our broadband services for the three months ended March 31, 2012.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $882 during the three months ended March 31, 2013 compared to $747 during the same period in 2012, an increase of $135 or 18.1%.  This increase was primarily attributable to increased advertising and equipment costs.  Advertising costs were up $44 per activation reflecting increased brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.  Other non-capitalized subscriber acquisition costs increased $25 per activation primarily due to increases in the level of inventory subsidies provided to third party sales channels.  Capitalized equipment costs increased $66 per activation, primarily due to three factors.  First, the percentage of new subscriber activations with new Hopper receiver systems increased.  Second, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.  Finally, for new subscriber activations with set-top boxes other than the Hopper set-top boxes, we disproportionately deployed new rather than remanufactured set-top boxes during the first quarter 2013.

During the three months ended March 31, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $147 million and $107 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended March 31, 2013 and 2012, these amounts totaled $45 million and $30 million, respectively.

We have been deploying receivers that utilize 8PSK modulation technology and receivers that utilize MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression and a smaller but still significant number do not have receivers that use 8PSK modulation.  We may choose to invest significant capital to accelerate the conversion of customers to MPEG-4 and/or 8PSK to realize the bandwidth benefits sooner.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

technology.  This limits our ability to redeploy MPEG-2 receivers and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our SAC.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

General and administrative expenses.  “General and administrative expenses” totaled $158 million during the three months ended March 31, 2013, a $13 million or 7.5% decrease compared to the same period in 2012.  This decrease was primarily related to a reduction in costs to support the DISH pay-TV service.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $196 million during the three months ended March 31, 2013, an increase of $61 million or 45.8% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $720 million during the three months ended March 31, 2013, a decrease of $54 million or 7.0% compared to the same period in 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
EBITDA	$719,737	$773,970
Interest expense, net	(188,558)	(132,594)
Income tax (provision) benefit, net	(119,452)	(166,591)
Depreciation and amortization	(205,496)	(197,295)
Net income (loss)	$206,231	$277,490

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

Income tax (provision) benefit, net.  Our income tax provision was $119 million during the three months ended March 31, 2013, a decrease of $47 million compared to the same period in 2012.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss).  “Net income (loss)” was $206 million during the three months ended March 31, 2013, a decrease of $71 million compared to $277 million for the same period in 2012.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II – OTHER INFORMATION – Continued

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We intend to further appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing is disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, during 2011, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest, which amounts we may be able to recover if our further appeals are successful.  We intend to vigorously prosecute and defend this case.

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of our Hopper® set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH

PART II – OTHER INFORMATION – Continued

Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Sling placeshifting functionality and Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed, and oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit on June 3, 2013.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013.

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

Norman IP Holdings, Inc.

On September 15, 2011, Norman IP Holdings, Inc. (“Norman”) filed a patent infringement complaint against Brother International Corporation and Lexmark International Corporation in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”).  On January 27, 2012, Norman filed a second amended complaint that added DISH Network as a defendant, among others.  On February 8, 2013, Norman filed a third amended complaint that added claims against us alleging infringement of U.S. Patent No. 5,530,597 (the “597 patent”).  In the fourth amended complaint, filed on April 8, 2013, Norman added claims against us for infringement of U.S. Patent Nos. 5,608,873

PART II – OTHER INFORMATION – Continued

(the “873 patent”) and 5,771,394 (the “394 patent”).  In the operative fifth amended complaint, filed on May 1, 2013, in addition to us, Norman names Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants.

The 555 patent relates to a wireless communications privacy method and system, the 689 patent relates to a clock generator capable of shut-down mode and clock generation method, and the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 5, 2015.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the U.S. Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH web site and call center management systems infringe these patents.  Pragmatus has

PART II – OTHER INFORMATION – Continued

brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary, DISH Network L.L.C., DISH Network and EchoStar and its wholly-owned subsidiary, EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International Associates dismissed the action against us and the EchoStar defendants with prejudice, pursuant to a settlement under which we and the EchoStar defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that our BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The trial date has been set for January 6, 2014.

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

PART II – OTHER INFORMATION – Continued

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Acquisition and Capital Structure Risks Affecting our Business

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities.  To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex.  We may not be able to identify or complete attractive acquisition or investment opportunities.  If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

We may be unable to obtain regulatory approvals required to complete proposed acquisitions and other strategic transactions on a timely basis.  Furthermore, the conditions imposed for obtaining any necessary approvals could prevent or delay the completion of such transactions.  We may not be able to complete such transactions, and any transactions that we are able to identify and complete may involve a number of risks, including:

•                  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•                  possible adverse effects on our operating results during the integration process;

•                  a degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

•                  our possible inability to achieve the intended objectives of the transaction; and

•                  the risks associated with complying with regulations applicable to the acquired business, which may result in incremental expenses.

In addition, we may not be able to successfully or profitably integrate and manage our newly acquired operations.  We may not be able to implement uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses.  To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on acceptable terms.  In addition, we may make cash distributions to DISH Network to finance acquisitions and investments that will not be part of our business.

For example, DISH Network completed the acquisition of most of the assets of Blockbuster, Inc. (“Blockbuster”) in April 2011.  DISH Network also completed the DBSD Transaction and the TerreStar Transaction on March 9, 2012.  We have made cash distributions to DISH Network to finance the acquisitions of Blockbuster, DBSD North

PART II – OTHER INFORMATION – Continued

America and TerreStar, and we may make additional cash distributions to, among other things, finance acquisitions that may occur from time to time, including compliance with regulations applicable to the acquired businesses.

In addition to committing capital to complete the acquisitions, substantial capital may be required to operate the acquired businesses following their acquisition.  These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved.  Some of the businesses acquired by DISH Network have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings prior to DISH Network’s acquisition.  DISH Network may acquire similar businesses in the future.  There is no assurance that DISH Network will be able to successfully address the challenges and risks encountered by these businesses following their acquisition.  If DISH Network is unable to successfully address these challenges and risks, our business, financial condition and/or results of operations may suffer.

Sprint.  On April 15, 2013, DISH Network announced that it had submitted a merger proposal to the Board of Directors of Sprint Nextel Corporation (“Sprint”) for a total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in stock.  Under this proposal, Sprint shareholders would receive $7.00 per share, based upon the closing price of DISH Network shares on April 12, 2013, consisting of $4.76 per share in cash and 0.05953 DISH Network shares per Sprint share.  The equity portion would represent approximately 32% ownership in the combined DISH Network/Sprint.  There is no assurance that DISH Network’s proposal will be accepted by Sprint or that DISH Network will ultimately be able to complete a transaction with Sprint upon terms acceptable to DISH Network.  The proposed merger would be subject to, among other things, certain regulatory approvals, approval by Sprint’s shareholders, and other customary closing conditions.

To the extent that DISH Network completes the proposed merger with Sprint, it will be required to commit a majority of its cash and marketable securities, and it will incur significant additional indebtedness, including indebtedness incurred by us to finance the cash consideration and possibly to refinance certain existing debt.  These commitments may cause DISH Network and us to defer or curtail other strategic investments, investments in our pay-TV business or other transactions.  The incurrence of indebtedness to finance the proposed merger with Sprint, together with Sprint’s existing indebtedness, will increase the leverage of the combined company.  In addition, DISH Network may be required to spend additional capital or raise additional capital to support DISH Network’s investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  We may raise additional indebtedness and make cash distributions to DISH Network to, among other things, finance the proposed merger with Sprint and to support DISH Network’s investment in Sprint’s business.  There can be no assurance that DISH Network will be able to achieve its business and financial goals following the proposed merger with Sprint or that achievement of these goals will benefit us.  If DISH Network is unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.  For additional information, see “Risks Relating to DISH Network’s Proposed Merger with Sprint” below.

Clearwire.  On January 8, 2013, Clearwire Corporation (“Clearwire”) issued a press release summarizing a strategic transaction that DISH Network had proposed at that time.  Later that day, DISH Network confirmed that it had formally approached Clearwire with respect to a potential strategic transaction on the terms and conditions generally outlined in Clearwire’s press release.  The terms and conditions disclosed by Clearwire generally provided for the following, among other things:  (i) DISH Network would acquire approximately 24% of Clearwire’s total spectrum, for approximately $2.2 billion; and (ii) DISH Network would make an offer to purchase up to all of Clearwire’s outstanding shares at a price of $3.30 per share in cash.  This offer would be subject to certain conditions, including that DISH Network acquire no less than 25% of the fully-diluted shares of Clearwire and receive certain governance and minority protection rights.  There is no assurance that DISH Network will continue discussions with Clearwire or that DISH Network will ultimately be able to complete a transaction with Clearwire upon the terms outlined above or at all.  In connection with DISH Network’s merger proposal for Sprint, DISH Network has stated that it expects Sprint’s pending merger with Clearwire to be completed if DISH Network’s proposal is accepted.

PART II – OTHER INFORMATION – Continued

Risks Relating to DISH Network’s Proposed Merger with Sprint Nextel Corporation (“Sprint”)

If DISH Network completes its proposed merger with Sprint, and we raise additional indebtedness to finance the proposed merger, our total debt outstanding will increase.

As of March 31, 2013 after giving effect to the issuance of $2.3 billion of our senior notes in April 2013, we had approximately $14.2 billion in total debt outstanding.  DISH Network currently estimates that it will need to incur approximately $12.1 billion of indebtedness to finance the proposed merger.  If we raise additional indebtedness to finance DISH Network’s proposed merger with Sprint, our total debt outstanding will increase.  Our debt levels could have important consequences to us, including without limitation:

•                  making it more difficult for us to satisfy our obligations, including our debt service obligations;

•                  increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates;

•                  limiting our ability to raise additional debt financing on attractive terms;

•                  requiring us to dedicate a substantial portion of our cash to interest and principal payments, thereby reducing the amount of cash we have available for other purposes;

•                  limiting our financial and operating flexibility in responding to changing economic and competitive conditions;

•                  limiting our ability to adjust to changing market conditions; and

•                  placing us at a disadvantage compared to our competitors that are currently less leveraged.

If new debt is added to our current debt levels, the risks we now face could intensify.  Any of these risks could have an adverse effect on our business, financial position and/or results of operations.

If DISH Network completes its proposed merger with Sprint, we may raise additional indebtedness to support DISH Network’s investment in Sprint’s business.

If DISH Network completes its proposed merger, DISH Network may be required to spend additional capital or raise additional capital to support its investment in Sprint’s business and to continue the build-out of a wireless network, which may not be available on acceptable terms.  We may raise additional indebtedness and make cash distributions to DISH Network to, among other things, support DISH Network’s investment in Sprint’s business.  In addition, there can be no assurance that DISH Network will be able to achieve its business and financial goals following its proposed merger with Sprint or that achievement of these goals will benefit us.  If DISH Network is unable to successfully address these challenges and risks, among others, our business, financial condition and/or results of operations may suffer.

PART II – OTHER INFORMATION – Continued

Item 6.         EXHIBITS

(a)                                 Exhibits.

4.1*

Indenture, relating to the 5 1/8% Senior Notes due 2020, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 0-26176).

4.2*

Indenture, relating to the 4 1/4% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 0-26176).

4.3*

Registration Rights Agreement, relating to the 5 1/8% Senior Notes due 2020 and the 4 1/4% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of DISH Network Corporation filed April 5, 2013, Commission File No. 0-26176).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2013, filed on May 13, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.**

☐                                    Filed herewith.

*                                         Incorporated by reference.

**                                  In accordance with Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

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

Date: May 13, 2013