Form 10-Q
period 2013-06-30
DISH DBS CORP
filed 2013-08-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of August 5, 2013, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”).  DISH Network will need to make significant additional investments or partner with others to commercialize these licenses and assets.

•                  Our parent, DISH Network, made a substantial investment to acquire certain 700 MHz wireless spectrum licenses and will need to make significant additional investments or partner with others to commercialize these licenses.

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

•                  Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,084,747	$3,424,387
Marketable investment securities	4,075,835	2,269,670
Trade accounts receivable - other, net of allowance for doubtful accounts of $13,481 and $13,834, respectively	841,761	819,520
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	17,618	19,924
Advances to affiliates	359,301	3,854
Inventory	496,016	464,393
Deferred tax assets	91,722	91,722
Other current assets	125,067	117,157
Total current assets	10,092,067	7,210,627

Noncurrent Assets:
Restricted cash and marketable investment securities	78,580	121,661
Property and equipment, net of accumulated depreciation of $3,009,018 and $2,948,204, respectively	2,989,389	3,007,384
FCC authorizations	635,794	635,794
Other noncurrent assets, net	226,127	198,992
Total noncurrent assets	3,929,890	3,963,831
Total assets	$14,021,957	$11,174,458

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$237,249	$221,839
Trade accounts payable - EchoStar	311,345	262,843
Deferred revenue and other	863,926	832,518
Accrued programming	1,182,386	1,092,346
Accrued interest	261,488	224,383
Litigation accrual	—	70,999
Other accrued expenses	428,015	440,990
Current portion of long-term debt and capital lease obligations	533,056	534,787
Total current liabilities	3,817,465	3,680,705

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,612,614	11,328,944
Deferred tax liabilities	1,220,337	1,184,349
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	177,552	242,360
Total long-term obligations, net of current portion	15,010,503	12,755,653
Total liabilities	18,827,968	16,436,358

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,275,076	1,254,814
Accumulated other comprehensive income (loss)	1,594	6,080
Accumulated earnings (deficit)	(6,082,681)	(6,522,794)
Total stockholder’s equity (deficit)	(4,806,011)	(5,261,900)
Total liabilities and stockholder’s equity (deficit)	$14,021,957	$11,174,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscriber-related revenue	$3,412,233	$3,289,376	$6,722,588	$6,508,322
Equipment sales and other revenue	23,950	22,567	48,568	44,180
Equipment sales, services and other revenue - EchoStar	8,739	5,678	10,024	12,345
Total revenue	3,444,922	3,317,621	6,781,180	6,564,847

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,893,046	1,825,061	3,780,639	3,587,995
Satellite and transmission expenses:
EchoStar	123,725	106,635	234,718	215,756
Other	10,104	9,611	20,085	20,185
Cost of sales - equipment, services and other	20,720	19,680	40,716	42,628
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	60,650	51,500	130,714	136,269
Other subscriber acquisition costs	334,845	355,344	694,499	669,795
Total subscriber acquisition costs	395,495	406,844	825,213	806,064
General and administrative expenses - EchoStar	19,788	12,273	32,574	22,701
General and administrative expenses	152,718	155,841	298,300	316,577
Depreciation and amortization (Note 5)	228,165	279,438	433,661	476,733
Total costs and expenses	2,843,761	2,815,383	5,665,906	5,488,639

Operating income (loss)	601,161	502,238	1,115,274	1,076,208

Other Income (Expense):
Interest income	9,742	4,250	16,950	5,942
Interest expense, net of amounts capitalized	(247,461)	(148,830)	(443,227)	(283,116)
Other, net	65	(797)	193	1,908
Total other income (expense)	(237,654)	(145,377)	(426,084)	(275,266)

Income (loss) before income taxes	363,507	356,861	689,190	800,942
Income tax (provision) benefit, net	(129,625)	(134,951)	(249,077)	(301,542)
Net income (loss)	$233,882	$221,910	$440,113	$499,400

Comprehensive Income (Loss):
Net income (loss)	$233,882	$221,910	$440,113	$499,400
Unrealized holding gains (losses) on available-for-sale securities	(7,612)	(1,879)	(5,002)	2,856
Deferred income tax (expense) benefit	1,657	—	516	—
Comprehensive income (loss)	$227,927	$220,031	$435,627	$502,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$440,113	$499,400
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	433,661	476,733
Realized and unrealized losses (gains) on investments	—	(1,751)
Non-cash, stock-based compensation	14,776	28,844
Deferred tax expense (benefit)	12,922	58,640
Other, net	10,756	4,047
Change in noncurrent assets	21,845	20,920
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(67,462)	(27,619)
Changes in advances to affiliates	(355,447)	(691)
Changes in current assets and current liabilities, net	82,783	218,457
Net cash flows from operating activities	593,947	1,276,980

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,373,406)	(1,327,003)
Sales and maturities of marketable investment securities	1,562,239	579,056
Purchases of property and equipment	(449,823)	(370,925)
Change in restricted cash and marketable investment securities	43,081	(1,262)
Other	5,632	(2,404)
Net cash flows from investing activities	(2,212,277)	(1,122,538)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,300,000	1,900,000
Proceeds from issuance of restricted debt	2,600,000	—
Redemption of restricted debt	(2,600,000)	—
Funding of restricted debt escrow	(2,596,750)	—
Release of restricted debt escrow	2,596,771	—
Debt issuance costs	(11,427)	(9,564)
Repayment of long-term debt and capital lease obligations	(19,131)	(17,954)
Other	9,227	5,523
Net cash flows from financing activities	2,278,690	1,878,005

Net increase (decrease) in cash and cash equivalents	660,360	2,032,447
Cash and cash equivalents, beginning of period	3,424,387	399,072
Cash and cash equivalents, end of period	$4,084,747	$2,431,519

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$403,925	$268,627
Cash received for interest	$16,516	$5,932
Cash paid for income taxes	$717	$18,262
Cash paid for income taxes to DISH Network	$228,660	$249,214
Transfer of regulatory authorization from EchoStar	$23,148	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service, which had 14.014 million subscribers in the United States as of June 30, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

As of June 30, 2013 and December 31, 2012, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable (net of allowance for doubtful accounts), and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 3 for the fair value of our marketable investment securities.

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

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV subscribers are expensed as incurred.  During the three months ended June 30, 2013 and 2012, we recorded advertising costs of $119 million and $118 million, respectively, and during the six months ended June 30, 2013 and 2012, we recorded advertising costs of $233 million and $207 million, respectively.  Advertising costs are included in “Other subscriber acquisition costs” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Deferred Cost of Sales

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they, among other things, commit to a two-year contract.  The costs of the iPad 2 are recorded as short-term or long-term deferred cost of sales expense within “Other current assets” and “Other noncurrent assets, net,” respectively, on our Condensed Consolidated Balance Sheets and are amortized on a straight-line basis over the related contract term to “Cost of sales — equipment, merchandise, services, rental and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.              Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consist of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$153,825	$124,007
Current marketable investment securities - other	3,922,010	2,145,663
Total current marketable investment securities	4,075,835	2,269,670
Restricted marketable investment securities (1)	73,751	49,044
Total marketable investment securities	4,149,586	2,318,714

Restricted cash and cash equivalents (1)	4,829	72,617

Total marketable investment securities and restricted cash and cash equivalents	$4,154,415	$2,391,331

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

Current Marketable Investment Securities — Other

Our current marketable investment securities portfolio includes investments in various debt and equity instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 8 for further information.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2013 and December 31, 2012, we had accumulated net unrealized gains of $2 million and $6 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2013				As of December 31, 2012
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$153,825	$—	$—	$—	$124,007	$—	$—	$—
Other (including restricted)	3,981,712	5,794	(5,012)	782	2,181,064	7,335	(1,144)	6,191
Equity securities:
Other (1)	14,049	812	—	812	13,643	406	—	406
Total	$4,149,586	$6,606	$(5,012)	$1,594	$2,318,714	$7,741	$(1,144)	$6,597

(1)  In connection with certain commercial arrangements that we entered into during the third quarter 2012, among other things, we received shares of common stock from a single issuer for no cash consideration.

As of June 30, 2013, restricted and non-restricted marketable investment securities included debt securities of $3.274 billion with contractual maturities within one year and $862 million with contractual maturities after one year through five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2013 and December 31, 2012, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds. We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$2,811,860	$(4,404)	$724,739	$(865)
12 months or more	45,544	(608)	29,045	(279)
Total	$2,857,404	$(5,012)	$753,784	$(1,144)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$3,517,520	$3,671	$3,513,849	$—	$3,014,946	$59,386	$2,955,560	$—

Debt securities:
VRDNs	$153,825	$—	$153,825	$—	$124,007	$—	$124,007	$—
Other (including restricted)	3,981,712	—	3,981,712	—	2,181,064	—	2,181,064	—

Equity securities	14,049	14,049	—	—	13,643	13,643	—	—

Total	$4,149,586	$14,049	$4,135,537	$—	$2,318,714	$13,643	$2,305,071	$—

During the six months ended June 30, 2013, we had no transfers in and out of Level 1 and Level 2 fair value measurements.

4.              Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Finished goods - DBS	$254,202	$259,274
Raw materials	141,899	122,758
Work-in-process	99,915	82,361
Total inventory	$496,016	$464,393

5.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Equipment leased to customers	$186,815	$163,474	$349,933	$315,917
Satellites	27,170	32,087	54,341	64,173
Buildings, furniture, fixtures, equipment and other	14,180	16,101	29,387	28,867
148 degree orbital location	—	67,776	—	67,776
Total depreciation and amortization	$228,165	$279,438	$433,661	$476,733

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

Prior to 2013, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See “Long-Lived DBS Satellite Assets” below for further discussion of evaluation of impairment of our DISH branded pay-TV DBS satellite fleet.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  EchoStar has informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar has reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

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

6.              Long-Term Debt

5% Senior Notes due 2017

On May 28, 2013, we issued $1.25 billion aggregate principal amount of our four-year, 5% Senior Notes due May 15, 2017 at an issue price of 100%.  The net proceeds from the 5% Senior Notes due 2017 were placed into escrow to finance a portion of the cash consideration for DISH Network’s proposed merger with Sprint Corporation (“Sprint”).  On June 21, 2013, DISH Network abandoned its efforts to acquire Sprint and, on June 24, 2013, we redeemed all of the 5% Senior Notes due 2017 at a redemption price equal to 100% of the aggregate principal amount of the 5% Senior Notes due 2017, plus accrued and unpaid interest.

During each of the three and six months ended June 30, 2013, we recorded $7 million in interest expense and deferred financing costs related to the issuance and redemption of our 5% Senior Notes due 2017 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

The 4 1/4% Senior Notes due 2018 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to April 1, 2016, we may also redeem up to 35.0% of the 4 1/4% Senior Notes due 2018 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 4 1/4% Senior Notes due 2018 are:

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

The indenture related to the 4 1/4% Senior Notes due 2018 contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 4 1/4% Senior Notes due 2018 at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

The 5 1/8% Senior Notes due 2020 are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to May 1, 2016, we may also redeem up to 35.0% of the 5 1/8% Senior Notes due 2020 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

The 5 1/8% Senior Notes due 2020 are:

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

The indenture related to the 5 1/8% Senior Notes due 2020 contains restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indenture, we would be required to make an offer to repurchase all or any part of a holder’s 5 1/8% Senior Notes due 2020 at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

6 1/4% Senior Notes due 2023

On May 28, 2013, we issued $1.35 billion aggregate principal amount of our ten-year, 6 1/4% Senior Notes due May 15, 2023 at an issue price of 100%.  The net proceeds from the 6 1/4% Senior Notes due 2023 were placed into escrow to finance a portion of the cash consideration for DISH Network’s proposed merger with Sprint.  On June 21, 2013, DISH Network abandoned its efforts to acquire Sprint and, on June 24, 2013, we redeemed all of the 6 1/4% Senior Notes due 2023 at a redemption price equal to 101% of the aggregate principal amount of the 6 1/4% Senior Notes due 2023, plus accrued and unpaid interest.

During each of the three and six months ended June 30, 2013, we recorded $23 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$500,000	$505,950	$500,000	$521,875
6 5/8% Senior Notes due 2014	1,000,000	1,042,500	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	811,875	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,623,750	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	906,750	900,000	940,500
4 1/4% Senior Notes due 2018	1,200,000	1,161,000	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,555,750	1,400,000	1,669,500
5 1/8% Senior Notes due 2020	1,100,000	1,097,250	—	—
6 3/4% Senior Notes due 2021	2,000,000	2,130,000	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	2,030,000	2,000,000	2,150,000
5 % Senior Notes due 2023	1,500,000	1,447,500	1,500,000	1,548,750
Mortgages and other notes payable	62,166	62,166	65,427	65,427
Subtotal	13,912,166	$14,374,491	11,615,427	$12,783,027
Capital lease obligations (2)	233,504	NA	248,304	NA
Total long-term debt and capital lease obligations (including current portion)	$14,145,670		$11,863,731

(1)         Our 7% Senior Notes with an aggregate principal balance of $500 million mature on October 1, 2013.

(2)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

7.              Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2013, there were outstanding under these plans stock options to acquire 13.4 million shares of DISH Network’s Class A common stock and 1.9 million restricted stock units associated with our employees.  Stock options granted prior to June 30, 2013 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of June 30, 2013, DISH Network had 69.6 million shares of its Class A common stock available for future grant under its stock incentive plans.

On December 28, 2012, DISH Network paid a dividend in cash of $1.00 per share on its outstanding Class A and Class B common stock to shareholders of record on December 14, 2012.  In light of such dividend, during January 2013, the exercise price of 12.9 million stock options, affecting approximately 400 of our employees, was reduced

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

by $0.77 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of June 30, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of June 30, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	13,367,380	1,896,498	615,041	42,288

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Six Months
	Ended June 30, 2013
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	13,018,490	$18.99
Granted	2,206,500	$36.68
Exercised	(1,781,010)	$14.43
Forfeited and cancelled	(76,600)	$18.58
Total options outstanding, end of period	13,367,380	$21.61
Performance-based options outstanding, end of period (2)	6,518,500	$24.96
Exercisable at end of period	4,987,579	$16.74

(1)         The beginning of period weighted-average exercise price of $18.99 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and other employee performance awards below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$14,586	$9,787	$16,208	$11,530

Based on the closing market price of DISH Network Class A common stock on June 30, 2013, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of June 30, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$278,029	$128,577

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Six Months
	Ended June 30, 2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,076,748	$22.82
Granted	985,000	$36.48
Vested	(125,250)	$29.07
Forfeited and cancelled	(40,000)	$32.82
Total restricted stock units outstanding, end of period	1,896,498	$29.29
Restricted Performance Units outstanding, end of period (1)	1,896,498	$29.29

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until DISH Network concludes achievement of the performance condition is probable.  Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2013, that assessment could change in the future.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if DISH Network had determined that achievement of the goal was probable during the six months ended June 30, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$32,321	$30,280
EchoStar awards held by DISH DBS employees	5,591	5,334
Total	$37,912	$35,614

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

2008 LTIP.  During 2008, DISH Network adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on DISH Network-specific subscriber and financial goals.

As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested and all the associated non-cash stock-based compensation expense had been recognized on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Although no awards vested until DISH Network attained the performance goals, compensation related to the 2008 LTIP had been recorded based on DISH Network’s assessment of the probability of meeting the remaining goals.  We recognized the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goals.

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

Although no awards vest until DISH Network attains the performance goals, compensation related to the 2013 LTIP will be recorded based on DISH Network’s assessment of the probability of meeting the goals.  If the goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  While it was determined that achievement of any of these goals was not probable as of June 30, 2013, that assessment could change in the future.

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber, operational and/or financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

will begin recognizing the associated non-cash, stock-based compensation expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and six months ended June 30, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of June 30, 2013, that assessment could change in the future.

The non-cash stock-based compensation expense associated with these awards was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012	2013	2012
	(In thousands)
2008 LTIP	$938	$2,179	$2,719	$7,457
Other employee performance awards	862	1,433	2,863	4,572
Total non-cash, stock-based compensation expense recognized for performance-based awards	$1,800	$3,612	$5,582	$12,029

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2013	$—	$271
Estimated contingent expense subsequent to 2013	67,024	43,074
Total estimated remaining expense over the term of the plan	$67,024	$43,345

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Of the 13.4 million stock options and 1.9 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of June 30, 2013, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of June 30, 2013
Performance-Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	1,878,500	$20.83
2013 LTIP	1,940,000	$36.48
Other employee performance awards	2,700,000	$19.55
Total	6,518,500	$24.96

Restricted Performance Units
2005 LTIP	211,498
2013 LTIP	970,000
Other employee performance awards	715,000
Total	1,896,498

Stock-Based Compensation

In connection with DISH Network’s 2012 Stock Option Adjustment, discussed previously, we recognized incremental non-cash, stock-based compensation expense of $4 million during the first quarter 2013 and will expense an additional $3 million over the remaining vesting period of the respective stock awards.

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Subscriber-related	$225	$357	$669	$1,194
General and administrative	4,332	6,400	14,107	27,650
Total non-cash, stock-based compensation	$4,557	$6,757	$14,776	$28,844

As of June 30, 2013, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $18 million.  This cost is based on an estimated future forfeiture rate of approximately 4.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Valuation

The fair value of each stock option for the three and six months ended June 30, 2013 and 2012 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2013	2012	2013	2012
Risk-free interest rate	0.91% - 1.86%	0.41% - 0.87%	0.91% - 1.93%	0.41% - 1.29%
Volatility factor	32.44% - 39.87%	33.15% - 38.87%	32.37% - 39.87%	33.15% - 39.34%
Expected term of options in years	5.7 - 9.8	3.1 - 5.8	5.7 - 10.0	3.1 - 5.9
Weighted-average fair value of options granted	$14.49 - $16.85	$6.72 - $10.72	$14.49 - $16.85	$6.72 - $12.69

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

8.              Commitments and Contingencies

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s AWS-4 licenses to expand its terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-out Requirement, the AWS-4 Final Build-out Requirement

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the AWS-4 Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to DISH Network’s AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  On June 12, 2013, DISH Network filed a request with the FCC for an extension of the 700 MHz Interim Build-out Requirement.  DISH Network cannot predict the timing or outcome of any FCC action on its extension request.  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $77 million over approximately the next 20 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under their satellite transponder service agreement through 2019.  As of June 30, 2013, the remaining obligation of DISH Network’s guarantee is $407 million.

As of June 30, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We have sought leave to further appeal.

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

Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries (“LightSquared”), filed an adversary proceeding against DISH Network, L-Band, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the LightSquared pending bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York, which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SP Special Opportunities, LLC, an entity controlled by Mr. Ergen.  Harbinger has alleged damages in excess of $4 billion.  We are not a party to this proceeding and have been advised by DISH Network and L-Band that they intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties are pending in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed this order.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013 and the court has not ruled on the motion.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, or are in breach of any of the retransmission consent agreements, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in the September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.  Our motion to dismiss is pending, and a trial date in the 2011 Action has been set for January 5, 2015.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as U.S. Patent No. 5,608,873 (the “873 patent”) and U.S. Patent Number 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

The 689 patent, which is asserted in the 2011 Action and the 2013 Action, relates to a clock generator capable of shut-down mode and clock generation method.  In the 2013 Action, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 8, 2013, we and TQP Development filed a joint motion to dismiss all claims in the action with prejudice.

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three and six months ended June 30, 2013, we recorded $4 million and $8 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  During the three and six months ended June 30, 2012, we recorded $5 million and $10 million for these Blockbuster services, respectively.

Blockbuster, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Wireless and other operations.  During the three and six months ended June 30, 2013, the expenses associated with these services were $2 million and $5 million, respectively.  During the three and six months ended June 30, 2012, the expenses associated with these services were $2 million and $4 million, respectively.

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

“Equipment sales, services and other revenue - EchoStar”

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

Management Services Agreement.  In connection with the Spin-off, DISH Network entered into a Management Services Agreement with EchoStar pursuant to which DISH Network has made certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  EchoStar makes payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by DISH Network’s executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimburses DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to EchoStar.  DISH Network and EchoStar evaluate all charges for reasonableness at least annually and make any adjustments to these charges as DISH Network and EchoStar mutually agree upon.

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier:

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(i) by EchoStar at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to EchoStar, following certain changes in control.  Effective June 15, 2013, the Management Services Agreement was terminated by EchoStar.

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain satellite capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leases certain satellite capacity from us on EchoStar I.  We and EchoStar mutually agreed to terminate this satellite capacity agreement effective as of July 1, 2012.

EchoStar XV.  During May 2013, we began leasing certain satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Subject to certain conditions, (i) this lease terminates on February 1, 2014, (ii) EchoStar has certain rights to extend the service term of this lease for three years, and (iii) we have the right to terminate this lease prior to the date of expiration and have the satellite relocated from the 45 degree orbital location.

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer leased capacity from EchoStar on EchoStar VI and VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease terminates on February 1, 2014.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 of the DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease back to EchoStar five of the 24 DBS transponders on the QuetzSat-1 satellite.  Rental income generated from this sublease is recorded as revenue within “Equipment sales, services and other revenue — EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  We will make a payment to EchoStar in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, during May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of:  (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

For the three months ended June 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $309 million and $253 million, respectively.  For the six months ended June 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $606 million and $491 million, respectively.  These

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

Tax Sharing Agreement.  In connection with the Spin-off, DISH Network entered into a tax sharing agreement with EchoStar which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the Internal Revenue Service (“IRS”) in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar is solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the tax sharing agreement, among other things, and in connection with DISH Network’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, DISH Network and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar $83 million of the tax benefit DISH Network received or will receive.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc. (“Hughes”), entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to HNS.  During the three months ended June 30, 2013 and 2012, we expensed $2 million under this agreement which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2013 and 2012, we expensed $3 million under this agreement.  The RUS Agreement expired during June 2013 when the Grant Funds were exhausted.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$24,547	$17,355	$46,566	$34,839

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$20,188	$21,930

11.       Subsequent Events

On July 23, 2013, L-Band Acquisition, LLC (“L-Band”), a wholly-owned subsidiary of DISH Network, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by L-Band of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  DISH Network is a party to the PSA solely with respect to certain guaranty obligations.  DISH Network’s Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, L-Band and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

L-Band’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures to be proposed in connection with the LightSquared LP Plan.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been negotiated with, or executed by, the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  DISH Network would be a party to the Proposed APA solely with respect to certain guaranty obligations.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On August 6, 2013, Harbinger filed an adversary proceeding against DISH Network, L-Band, EchoStar, Mr. Ergen, other affiliates of Mr. Ergen, and certain other parties, in the Bankruptcy Court.  See Note 8 for further information.

We may make cash distributions to DISH Network to, among other things, finance the proposed purchase by L-Band of substantially all of the assets of the LightSquared LP Entities and to finance the commercialization and build-out requirements of the acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will ultimately be able to complete the acquisition contemplated under the Proposed APA.  Further, to the extent that DISH Network completes the acquisition contemplated under the Proposed APA, there can be no assurance that DISH Network would be able to develop and implement a business model that would realize a return on the acquired assets or that DISH Network would be able to profitably deploy the acquired assets.  If DISH Network is unable to successfully address these challenges and risks, its business, financial condition or results of operations could suffer.

Furthermore, if DISH Network enters into the Proposed APA, funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, DISH Network would have the right to direct and require a sale of some or all of the assets of the LightSquared Entities to a third party and DISH Network would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than amounts DISH Network would have funded under the Proposed APA.  Therefore, if DISH Network fails to obtain these necessary regulatory approvals, it may suffer significant financial losses.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH lost approximately 78,000 net Pay-TV subscribers during the three months ended June 30, 2013, compared to the loss of approximately 10,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers lost versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.

During the three months ended June 30, 2013, DISH added approximately 624,000 gross new Pay-TV subscribers compared to the addition of approximately 665,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 6.2%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2013 was 1.67% compared to 1.60% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

DISH lost approximately 42,000 net Pay-TV subscribers during the six months ended June 30, 2013, compared to the addition of approximately 94,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  Our Pay-TV churn rate for the six months ended June 30, 2013 was 1.57% compared to 1.48% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  During the six months ended June 30, 2013, DISH added approximately 1.278 million gross new Pay-TV subscribers compared to approximately 1.338 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 4.5%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

“Net income (loss)” for the three and six months ended June 30, 2013 was $234 million and $440 million, respectively, compared to $222 million and $499 million, respectively, for the same period in 2012.  During the three months ended June 30, 2013, net income increased primarily due to the programming package price increase in February 2013, partially offset by an increase in interest expense related to the issuance of debt in 2012 and the issuance and redemption of debt in 2013, and an increase in subscriber-related expenses.  During the six months ended June 30, 2013, net income decreased primarily due to an increase in subscriber-related expenses and interest expense, partially offset by the programming package price increase in February 2013.  The three and six months

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

ended June 30, 2012 were unfavorably impacted by the $68 million of depreciation expense related to the 148 degree orbital location.

Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices, among other things.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box, that a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  We recently introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they lease a Hopper with Sling set-top box and subscribe to America’s Top 120, DishLATINO Plus or a higher programming package and commit to a two-year contract  (“the iPad promotion”).

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their copyrights.  Subsequently, Fox has alleged that the Hopper Transfers™ feature of our second generation Hopper set-top-box infringes its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite the weak economic conditions.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

Future Liquidity

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year, 4 1/4% Senior Notes due April 1, 2018 at an issue price of 100%.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year, commencing on October 1, 2013.

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash, in arrears on May 1 and November 1 of each year, commencing on November 1, 2013.

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s AWS-4 licenses to expand its terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandate certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-out Requirement, the AWS-4 Final Build-out Requirement will be accelerated by one year, from March 2020 to March 2019.  If DISH Network fails to meet the AWS-4 Final Build-out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement will terminate.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to DISH Network’s AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  These licenses mandate certain interim and final build-out requirements.  By June 2013, DISH Network must provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-out Requirement”).  By the end of DISH Network’s license term (June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-out Requirement”).  DISH Network recently notified the FCC of its plans to commence signal coverage in select cities within certain of these areas, but DISH Network has not yet developed plans for providing signal coverage and offering service in all of these areas.  If DISH Network fails to meet the 700 MHz Interim Build-out Requirement, the term of DISH Network’s licenses will be reduced, from June 2019 to June 2017, and DISH Network could face possible fines and the reduction of license area(s).  On June 12, 2013, DISH Network filed a request with the FCC for an extension of the 700 MHz Interim Build-out Requirement.  DISH Network cannot predict the timing or outcome of any FCC action on its extension request.  If DISH Network fails to meet the 700 MHz Final Build-out Requirement, DISH Network’s authorization for each license area in which it fails to meet the requirement will terminate.

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as other hardware sales to Pay-TV subscribers related to the iPad promotion.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” principally includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as the cost of other hardware sales to Pay-TV subscribers related to the iPad promotion.  In addition, this category includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,412,233	$3,289,376	$122,857	3.7
Equipment sales and other revenue	23,950	22,567	1,383	6.1
Equipment sales, services and other revenue - EchoStar	8,739	5,678	3,061	53.9
Total revenue	3,444,922	3,317,621	127,301	3.8

Costs and Expenses:
Subscriber-related expenses	1,893,046	1,825,061	67,985	3.7
% of Subscriber-related revenue	55.5%	55.5%
Satellite and transmission expenses - EchoStar	123,725	106,635	17,090	16.0
% of Subscriber-related revenue	3.6%	3.2%
Satellite and transmission expenses - Other	10,104	9,611	493	5.1
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	20,720	19,680	1,040	5.3
Subscriber acquisition costs	395,495	406,844	(11,349)	(2.8)
General and administrative expenses	172,506	168,114	4,392	2.6
% of Total revenue	5.0%	5.1%
Depreciation and amortization	228,165	279,438	(51,273)	(18.3)
Total costs and expenses	2,843,761	2,815,383	28,378	1.0

Operating income (loss)	601,161	502,238	98,923	19.7

Other Income (Expense):
Interest income	9,742	4,250	5,492	*
Interest expense, net of amounts capitalized	(247,461)	(148,830)	(98,631)	(66.3)
Other, net	65	(797)	862	*
Total other income (expense)	(237,654)	(145,377)	(92,277)	(63.5)

Income (loss) before income taxes	363,507	356,861	6,646	1.9
Income tax (provision) benefit, net	(129,625)	(134,951)	5,326	3.9
Effective tax rate	35.7%	37.8%
Net income (loss)	$233,882	$221,910	$11,972	5.4

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.014	14.061	(0.047)	(0.3)
Pay-TV subscriber additions, gross (in millions)	0.624	0.665	(0.041)	(6.2)
Pay-TV subscriber additions, net (in millions)	(0.078)	(0.010)	(0.068)	*
Pay-TV average monthly subscriber churn rate	1.67%	1.60%	0.07%	4.4
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$800	$82	10.3
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.90	$77.59	$3.31	4.3
EBITDA (in thousands)	$829,391	$780,879	$48,512	6.2

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH lost approximately 78,000 net Pay-TV subscribers during the three months ended June 30, 2013, compared to the loss of approximately 10,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers lost versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.

During the three months ended June 30, 2013, DISH added approximately 624,000 gross new Pay-TV subscribers compared to the addition of approximately 665,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 6.2%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2013 was 1.67% compared to 1.60% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.412 billion for the three months ended June 30, 2013, an increase of $123 million or 3.7% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to a satellite broadband business.  Included in “Subscriber-related revenue” was $18 million of revenue related to broadband services for the three months ended June 30, 2012.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV ARPU.  Pay-TV ARPU was $80.90 during the three months ended June 30, 2013 versus $77.59 during the same period in 2012.  The $3.31 or 4.3% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue, partially offset by a decrease in pay-per-view revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.893 billion during the three months ended June 30, 2013, an increase of $68 million or 3.7% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $8 million of expense related to our broadband services for the three months ended June 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Subscriber-related expenses” represented 55.5% of “Subscriber-related revenue” during each of the three months ended June 30, 2013 and 2012.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of subscribers to whom we provide the respective content.  Our programming expenses will continue to increase to the extent we are successful in growing our subscriber base.  In addition, our “Subscriber-related expenses” may face further upward pressure from price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $124 million during the three months ended June 30, 2013, an increase of $17 million or 16.0% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $395 million for the three months ended June 30, 2013, a decrease of $11 million or 2.8% compared to the same period in 2012.  This decrease was primarily attributable to a decrease in our gross new Pay-TV subscriber activations during the period, partially offset by the increase in Pay-TV SAC described below.  Included in “Subscriber acquisition costs” was $6 million of expenses related to our broadband services for the three months ended June 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $882 during the three months ended June 30, 2013 compared to $800 during the same period in 2012, an increase of $82 or 10.3%.  This increase was primarily attributable to increased advertising and equipment costs.  Advertising costs were up $12 per activation reflecting increased brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.  Capitalized equipment costs increased $49 per activation, primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.

During the three months ended June 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $154 million and $132 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2013 and 2012, these amounts totaled $32 million and $36 million, respectively.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $228 million during the three months ended June 30, 2013, a $51 million or 18.3% decrease compared to the same period in 2012.  The change in “Depreciation and amortization” expense was primarily due to the $68 million of depreciation expense related to the 148 degree orbital location during 2012, partially offset by increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems in the second quarter 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $247 million during the three months ended June 30, 2013, an increase of $99 million or 66.3% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013, as well as the redemption of debt during the second quarter of 2013.  Included in “Interest expense, net of amounts capitalized” for the three months ended June 30, 2013 was $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $829 million during the three months ended June 30, 2013, an increase of $49 million or 6.2% compared to the same period in 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2013	2012
	(In thousands)
EBITDA	$829,391	$780,879
Interest expense, net	(237,719)	(144,580)
Income tax (provision) benefit, net	(129,625)	(134,951)
Depreciation and amortization	(228,165)	(279,438)
Net income (loss)	$233,882	$221,910

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

Income tax (provision) benefit, net.  Our income tax provision was $130 million during the three months ended June 30, 2013, a decrease of $5 million compared to the same period in 2012.  The decrease in the provision was primarily related to a decrease in our effective tax rate, partially offset by an increase in “Income (loss) before income taxes.”  Our effective tax rate was favorably impacted by the recent audit settlement with the IRS related to periods prior to 2009.

Net income (loss).  “Net income (loss)” was $234 million during the three months ended June 30, 2013, an increase of $12 million compared to $222 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$6,722,588	$6,508,322	$214,266	3.3
Equipment sales and other revenue	48,568	44,180	4,388	9.9
Equipment sales, services and other revenue - EchoStar	10,024	12,345	(2,321)	(18.8)
Total revenue	6,781,180	6,564,847	216,333	3.3

Costs and Expenses:
Subscriber-related expenses	3,780,639	3,587,995	192,644	5.4
% of Subscriber-related revenue	56.2%	55.1%
Satellite and transmission expenses - EchoStar	234,718	215,756	18,962	8.8
% of Subscriber-related revenue	3.5%	3.3%
Satellite and transmission expenses - Other	20,085	20,185	(100)	(0.5)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	40,716	42,628	(1,912)	(4.5)
Subscriber acquisition costs	825,213	806,064	19,149	2.4
General and administrative expenses	330,874	339,278	(8,404)	(2.5)
% of Total revenue	4.9%	5.2%
Depreciation and amortization	433,661	476,733	(43,072)	(9.0)
Total costs and expenses	5,665,906	5,488,639	177,267	3.2

Operating income (loss)	1,115,274	1,076,208	39,066	3.6

Other Income (Expense):
Interest income	16,950	5,942	11,008	*
Interest expense, net of amounts capitalized	(443,227)	(283,116)	(160,111)	(56.6)
Other, net	193	1,908	(1,715)	(89.9)
Total other income (expense)	(426,084)	(275,266)	(150,818)	(54.8)

Income (loss) before income taxes	689,190	800,942	(111,752)	(14.0)
Income tax (provision) benefit, net	(249,077)	(301,542)	52,465	17.4
Effective tax rate	36.1%	37.6%
Net income (loss)	$440,113	$499,400	$(59,287)	(11.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.014	14.061	(0.047)	(0.3)
Pay-TV subscriber additions, gross (in millions)	1.278	1.338	(0.060)	(4.5)
Pay-TV subscriber additions, net (in millions)	(0.042)	0.094	(0.136)	*
Pay-TV average monthly subscriber churn rate	1.57%	1.48%	0.09%	6.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$882	$773	$109	14.1
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$79.72	$76.92	$2.80	3.6
EBITDA (in thousands)	$1,549,128	$1,554,849	$(5,721)	(0.4)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH lost approximately 42,000 net Pay-TV subscribers during the six months ended June 30, 2013, compared to the addition of approximately 94,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from an increase in our Pay-TV churn rate and lower gross new Pay-TV subscriber activations.  Our Pay-TV churn rate for the six months ended June 30, 2013 was 1.57% compared to 1.48% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.  During the six months ended June 30, 2013, DISH added approximately 1.278 million gross new Pay-TV subscribers compared to approximately 1.338 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 4.5%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $6.723 billion for the six months ended June 30, 2013, an increase of $214 million or 3.3% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $35 million of revenue related to broadband services for the six months ended June 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV ARPU.  Pay-TV ARPU was $79.72 during the six months ended June 30, 2013 versus $76.92 during the same period in 2012.  The $2.80 or 3.6% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $3.781 billion during the six months ended June 30, 2013, an increase of $193 million or 5.4% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $15 million of expense related to our broadband services for the six months ended June 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Subscriber-related expenses” represented 56.2% and 55.1% of “Subscriber-related revenue” during the six months ended June 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $235 million during the six months ended June 30, 2013, an increase of $19 million or 8.8% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $825 million for the six months ended June 30, 2013, an increase of $19 million or 2.4% compared to the same period in 2012.  This change was primarily attributable to an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $10 million of expense related to our broadband services for the six months ended June 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $882 during the six months ended June 30, 2013 compared to $773 during the same period in 2012, an increase of $109 or 14.1%.  This increase was primarily attributable to increased advertising and equipment costs.  Advertising costs were up $28 per activation reflecting increased brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.  Capitalized equipment costs increased $57 per activation, primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.

During the six months ended June 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $301 million and $239 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2013 and 2012, these amounts totaled $77 million and $66 million, respectively.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $434 million during the six months ended June 30, 2013, a $43 million or 9.0% decrease compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due the $68 million of depreciation expense related to the 148 degree orbital location during in 2012, partially offset by increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems in the second quarter 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $443 million during the six months ended June 30, 2013, an increase of $160 million or 56.6% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013 as well as the redemption of debt during the second quarter of 2013.  Included in “Interest expense, net of amounts capitalized” for the six months ended June 30, 2013 was $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.549 billion during the six months ended June 30, 2013, a decrease of $6 million or 0.4% compared to the same period in 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2013	2012
	(In thousands)
EBITDA	$1,549,128	$1,554,849
Interest expense, net	(426,277)	(277,174)
Income tax (provision) benefit, net	(249,077)	(301,542)
Depreciation and amortization	(433,661)	(476,733)
Net income (loss)	$440,113	$499,400

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Income tax (provision) benefit, net.  Our income tax provision was $249 million during the six months ended June 30, 2013, a decrease of $52 million compared to the same period in 2012.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate was favorably impacted by the recent audit settlement with the IRS related to periods prior to 2009.

Net income (loss).  “Net income (loss)” was $440 million during the six months ended June 30, 2013, a decrease of $59 million compared to $499 million for the same period in 2012.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION — Continued

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We have sought leave to further appeal.

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

Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries (“LightSquared”), filed an adversary proceeding against DISH Network, L-Band, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the LightSquared pending bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York, which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SP Special Opportunities, LLC, an entity controlled by Mr. Ergen.  Harbinger has alleged damages in excess of $4 billion.  We are not a party to this proceeding and have been advised by DISH Network and L-Band that they intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION — Continued

Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties are pending in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties are pending in California.  The NBC plaintiffs and Fox plaintiffs have filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.  Additionally, both the ABC and CBS parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed this order.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  A hearing on that motion was held on April 19, 2013 and the court has not ruled on the motion.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, or are in breach of any of the retransmission consent agreements, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us

PART II — OTHER INFORMATION — Continued

with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in the September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.  Our motion to dismiss is pending, and a trial date in the 2011 Action has been set for January 5, 2015.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as U.S. Patent No. 5,608,873 (the “873 patent”) and U.S. Patent Number 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

The 689 patent, which is asserted in the 2011 Action and the 2013 Action, relates to a clock generator capable of shut-down mode and clock generation method.  In the 2013 Action, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

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

PART II — OTHER INFORMATION — Continued

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 8, 2013, we and TQP Development filed a joint motion to dismiss all claims in the action with prejudice.

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

PART II — OTHER INFORMATION — Continued

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 include a detailed discussion of our risk factors.

Item 6.         EXHIBITS

(a)                                 Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 14, 2013