Form 10-Q
period 2013-09-30
DISH DBS CORP
filed 2013-11-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 13, 2013, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	56

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	65

	Signatures	66

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,633,274	$3,424,387
Marketable investment securities	3,981,481	2,269,670
Trade accounts receivable - other, net of allowance for doubtful accounts of $16,237 and $13,834, respectively	853,673	819,520
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	28,466	19,924
Advances to affiliates	—	3,854
Inventory	523,622	464,393
Deferred tax assets	91,722	91,722
Other current assets	130,581	117,157
Total current assets	10,242,819	7,210,627

Noncurrent Assets:
Restricted cash and marketable investment securities	82,780	121,661
Property and equipment, net of accumulated depreciation of $3,044,085 and $2,948,204, respectively	2,991,936	3,007,384
FCC authorizations	635,794	635,794
Other noncurrent assets, net	256,143	198,992
Total noncurrent assets	3,966,653	3,963,831
Total assets	$14,209,472	$11,174,458

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$235,743	$221,839
Trade accounts payable - EchoStar	308,228	262,843
Deferred revenue and other	836,781	832,518
Accrued programming	1,199,513	1,092,346
Accrued interest	232,400	224,383
Litigation accrual	—	70,999
Other accrued expenses	459,978	440,990
Current portion of long-term debt and capital lease obligations	484,232	534,787
Total current liabilities	3,756,875	3,680,705

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,604,384	11,328,944
Deferred tax liabilities	1,273,862	1,184,349
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	165,726	242,360
Total long-term obligations, net of current portion	15,043,972	12,755,653
Total liabilities	18,800,847	16,436,358

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,291,042	1,254,814
Accumulated other comprehensive income (loss)	10,704	6,080
Accumulated earnings (deficit)	(5,896,154)	(6,522,794)
Total DISH DBS stockholder’s equity (deficit)	(4,594,408)	(5,261,900)
Noncontrolling interest	3,033	—
Total stockholder’s equity (deficit)	(4,591,375)	(5,261,900)
Total liabilities and stockholder’s equity (deficit)	$14,209,472	$11,174,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscriber-related revenue	$3,408,510	$3,261,324	$10,131,098	$9,769,646
Equipment sales and other revenue	24,834	26,525	73,402	70,705
Equipment sales, services and other revenue - EchoStar	15,516	4,028	25,540	16,373
Total revenue	3,448,860	3,291,877	10,230,040	9,856,724

Costs and Expenses (exclusive of depreciation shown separately below - Note 5):
Subscriber-related expenses	1,938,142	1,808,833	5,718,781	5,396,828
Satellite and transmission expenses:
EchoStar	129,994	102,365	364,712	318,121
Other	9,951	10,186	30,036	30,371
Cost of sales - equipment, services and other	24,073	28,091	64,789	70,719
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	61,853	67,720	192,567	203,989
Other subscriber acquisition costs	388,904	387,718	1,083,403	1,057,513
Total subscriber acquisition costs	450,757	455,438	1,275,970	1,261,502
General and administrative expenses - EchoStar	17,722	12,502	50,296	35,203
General and administrative expenses	154,378	153,408	452,678	469,985
Litigation expense	—	730,457	—	730,457
Depreciation and amortization (Note 5)	229,749	212,931	663,410	689,664
Total costs and expenses	2,954,766	3,514,211	8,620,672	9,002,850

Operating income (loss)	494,094	(222,334)	1,609,368	853,874

Other Income (Expense):
Interest income	10,255	9,189	27,205	15,131
Interest expense, net of amounts capitalized	(220,596)	(182,438)	(663,823)	(465,554)
Other, net	75	90	268	1,998
Total other income (expense)	(210,266)	(173,159)	(636,350)	(448,425)

Income (loss) before income taxes	283,828	(395,493)	973,018	405,449
Income tax (provision) benefit, net	(97,151)	154,774	(346,228)	(146,768)
Net income (loss)	186,677	(240,719)	626,790	258,681
Less: Net income (loss) attributable to noncontrolling interest	150	—	150	—
Net income (loss) attributable to DISH DBS	$186,527	$(240,719)	$626,640	$258,681

Comprehensive Income (Loss):
Net income (loss)	$186,677	$(240,719)	$626,790	$258,681
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	12,730	(405)	7,728	2,451
Deferred income tax (expense) benefit, net	(3,620)	—	(3,104)	—
Total other comprehensive income (loss), net of tax	9,110	(405)	4,624	2,451
Comprehensive income (loss)	195,787	(241,124)	631,414	261,132
Less: Comprehensive income (loss) attributable to noncontrolling interest	150	—	150	—
Comprehensive income (loss)	$195,637	$(241,124)	$631,264	$261,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$626,790	$258,681
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	663,410	689,664
Realized and unrealized losses (gains) on investments	—	(1,751)
Non-cash, stock-based compensation	25,328	34,936
Deferred tax expense (benefit)	62,826	209,435
Other, net	12,725	6,228
Change in noncurrent assets	(11,057)	(84,570)
Change in long-term deferred revenue, distribution and carriage payments and other long-term liabilities	(80,368)	4,090
Changes in current assets and current liabilities, net	40,513	735,625
Net cash flows from operating activities	1,340,167	1,852,338

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(4,540,346)	(2,318,530)
Sales and maturities of marketable investment securities	2,836,263	830,195
Purchases of property and equipment	(688,007)	(580,935)
Change in restricted cash and marketable investment securities	38,881	(1,262)
Other	(10,521)	104
Net cash flows from investing activities	(2,363,730)	(2,070,428)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,300,000	2,900,000
Proceeds from issuance of restricted debt	2,600,000	—
Repurchases of 7% Senior Notes due 2013	(48,552)
Redemption of restricted debt	(2,600,000)	—
Funding of restricted debt escrow	(2,596,750)	—
Release of restricted debt escrow	2,596,771	—
Debt issuance costs	(11,427)	(6,681)
Repayment of long-term debt and capital lease obligations	(27,633)	(26,740)
Other	20,041	7,320
Net cash flows from financing activities	2,232,450	2,873,899

Net increase (decrease) in cash and cash equivalents	1,208,887	2,655,809
Cash and cash equivalents, beginning of period	3,424,387	399,072
Cash and cash equivalents, end of period	$4,633,274	$3,054,881

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$662,264	$384,525
Cash received for interest	$26,771	$15,131
Cash paid for income taxes	$751	$20,582
Cash paid for income taxes to DISH Network	$274,894	$249,214
Satellites and other assets financed under capital lease obligations	$904	$—
Receipt of marketable investment securities with no cash consideration	$—	$13,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service, which had 14.049 million subscribers in the United States as of September 30, 2013.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As of September 30, 2013 and December 31, 2012, the carrying value for cash and cash equivalents, marketable investment securities, trade accounts receivable (net of allowance for doubtful accounts), and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 3 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 6 for the fair value of our long-term debt.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV subscribers are expensed as incurred.  During the three months ended September 30, 2013 and 2012, we recorded advertising costs of $111 million and $123 million, respectively, and during the nine months ended September 30, 2013 and 2012, we recorded advertising costs of $344 million and $330 million, respectively.  Advertising costs are included in “Other subscriber acquisition costs” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Deferred Cost of Sales

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they, among other things, commit to a two-year contract.  The costs of the iPad 2 are recorded as short-term or long-term deferred cost of sales expense within “Other current assets” and “Other noncurrent assets, net,” respectively, on our Condensed Consolidated Balance Sheets and are amortized on a straight-line basis over the related contract term to “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  This standard is effective for reporting periods beginning after December 15, 2013, with early adoption permitted.  We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position or results of operations.

3.     Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$143,665	$124,007
Current marketable investment securities - other	3,837,816	2,145,663
Total current marketable investment securities	3,981,481	2,269,670
Restricted marketable investment securities (1)	59,670	49,044
Total marketable investment securities	4,041,151	2,318,714

Restricted cash and cash equivalents (1)	23,110	72,617

Total marketable investment securities and restricted cash and cash equivalents	$4,064,261	$2,391,331

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

Current Marketable Investment Securities — Other

Our current marketable investment securities portfolio includes investments in various debt and equity instruments including corporate bonds.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Restricted Cash and Marketable Investment Securities

As of September 30, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 8 for further information.

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2013 and December 31, 2012, we had accumulated net unrealized gains of $14 million and $7 million, respectively.  These amounts, net of related tax effect, were $11 million and $6 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2013				As of December 31, 2012
	Fair	Unrealized			Fair	Unrealized
	Value	Gains	Losses	Net	Value	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$143,665	$—	$—	$—	$124,007	$—	$—	$—
Other (including restricted)	3,874,652	6,182	(1,454)	4,728	2,181,064	7,335	(1,144)	6,191
Equity securities:
Other (1)	22,834	9,597	—	9,597	13,643	406	—	406
Total	$4,041,151	$15,779	$(1,454)	$14,325	$2,318,714	$7,741	$(1,144)	$6,597

(1)  In connection with certain commercial arrangements that we entered into during the third quarter 2012, among other things, we received shares of common stock from a single issuer for no cash consideration.

As of September 30, 2013, restricted and non-restricted marketable investment securities included debt securities of $3.398 billion with contractual maturities within one year and $620 million with contractual maturities after one year through five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2013 and December 31, 2012, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,605,223	$(903)	$724,739	$(865)
12 months or more	77,496	(551)	29,045	(279)
Total	$1,682,719	$(1,454)	$753,784	$(1,144)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$4,077,784	$277,438	$3,800,346	$—	$3,014,946	$59,386	$2,955,560	$—

Debt securities:
VRDNs	$143,665	$—	$143,665	$—	$124,007	$—	$124,007	$—
Other (including restricted)	3,874,652	—	3,874,652	—	2,181,064	—	2,181,064	—

Equity securities	22,834	22,834	—	—	13,643	13,643	—	—

Total	$4,041,151	$22,834	$4,018,317	$—	$2,318,714	$13,643	$2,305,071	$—

During the nine months ended September 30, 2013, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4.     Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Finished goods - DBS	$282,556	$259,274
Raw materials	116,108	122,758
Work-in-process	124,958	82,361
Total inventory (1)	$523,622	$464,393

(1)         The increase in “Total inventory” as of September 30, 2013 primarily related to an increase in Hopper® set-top boxes and broadband equipment.

5.     Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Equipment leased to customers	$188,524	$165,959	$538,457	$481,876
Satellites	27,171	32,087	81,512	96,260
Buildings, furniture, fixtures, equipment and other	14,054	14,885	43,441	43,752
148 degree orbital location (1)	—	—	—	67,776
Total depreciation and amortization	$229,749	$212,931	$663,410	$689,664

(1)         During the second quarter 2012, we recorded $68 million of “Depreciation and amortization” expense related to the termination of the license by the FCC for use the 148 degree orbital location.

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

EchoStar XVIII Launch Service.  Pursuant to the Professional Services Agreement DISH Network entered into with EchoStar in 2010, DISH Network has the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for it, which includes the procurement of satellite launch services.  During November 2012, EchoStar entered into an agreement with ArianeSpace S.A. (“Ariane”) for certain launch services, pursuant to which DISH Network was designated in September 2013 by EchoStar to receive certain launch services from Ariane.  During October 2013, DISH Network entered into an agreement directly with Ariane for these launch services.  In total, DISH Network expects to pay EchoStar and Ariane approximately $120 million for

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

these launch services.  DISH Network plans to use these launch services for EchoStar XVIII, a DBS satellite with spot beam technology designed, among other things, for HD programming.  EchoStar XVIII is expected to be launched during 2015.

Satellite Anomalies.  Operation of our DISH branded pay-TV service requires that we have adequate DBS satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit DBS satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  During the third quarter 2013, EchoStar informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

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

During the second quarter 2013, we recorded $7 million in interest expense and deferred financing costs related to the issuance and redemption of our 5% Senior Notes due 2017 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

During the second quarter 2013, we recorded $23 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 as “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	$451,448	$451,498	$500,000	$521,875
6 5/8% Senior Notes due 2014	1,000,000	1,055,050	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	821,100	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,649,595	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	920,250	900,000	940,500
4 1/4% Senior Notes due 2018	1,200,000	1,203,000	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,598,100	1,400,000	1,669,500
5 1/8% Senior Notes due 2020	1,100,000	1,081,135	—	—
6 3/4% Senior Notes due 2021	2,000,000	2,108,600	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	2,019,900	2,000,000	2,150,000
5 % Senior Notes due 2023	1,500,000	1,393,125	1,500,000	1,548,750
Mortgages and other notes payable	60,347	60,347	65,427	65,427
Subtotal	13,861,795	$14,361,700	11,615,427	$12,783,027
Capital lease obligations (2)	226,821	NA	248,304	NA
Total long-term debt and capital lease obligations (including current portion)	$14,088,616		$11,863,731

(1)         During the three months ended September 30, 2013, we repurchased $49 million of our 7% Senior Notes due 2013 in open market transactions.  On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

(2)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

7.              Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2013, there were outstanding under these plans stock options to acquire 12.3 million shares of DISH Network’s Class A common stock and 1.9 million restricted stock units associated with our employees.  Stock options granted prior to September 30, 2013 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of September 30, 2013, DISH Network had 69.7 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of September 30, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of September 30, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	12,321,736	1,878,998	547,361	42,288

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Nine Months
	Ended September 30, 2013
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	13,018,490	$18.99
Granted	2,206,500	$36.68
Exercised	(2,806,854)	$14.37
Forfeited and cancelled	(96,400)	$29.20
Total options outstanding, end of period	12,321,736	$22.33
Performance-based options outstanding, end of period (2)	6,483,500	$24.94
Exercisable at end of period	4,042,335	$17.50

(1)         The beginning of period weighted-average exercise price of $18.99 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2013 LTIP and Other Employee Performance Awards below.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$16,452	$3,342	$32,660	$14,872

Based on the closing market price of DISH Network Class A common stock on September 30, 2013, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of September 30, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$279,491	$111,219

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Nine Months
	Ended September 30, 2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,076,748	$22.82
Granted	985,000	$36.48
Vested	(135,250)	$29.19
Forfeited and cancelled	(47,500)	$32.78
Total restricted stock units outstanding, end of period	1,878,998	$29.27
Restricted Performance Units outstanding, end of period (1)	1,878,998	$29.27

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2013 LTIP and Other Employee Performance Awards below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until DISH Network concludes achievement of the performance condition is probable.  Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2013, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if DISH Network had determined that achievement of the goal was probable during the nine months ended September 30, 2013, we would

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$32,321	$30,629
EchoStar awards held by DISH DBS employees	5,591	5,402
Total	$37,912	$36,031

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

2008 LTIP.  During 2008, DISH Network adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on DISH Network-specific subscriber and financial goals.  As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested.

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

During the third quarter 2013, DISH Network determined that 20% of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non cash, stock based compensation expense for the three and nine months ended September 30, 2013, as indicated in the table below titled “Non Cash, Stock Based Compensation Expense Recognized.”

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of September 30, 2013, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012	2013	2012
	(In thousands)
2008 LTIP	$—	$2,218	$2,719	$9,675
2013 LTIP	6,567	$—	6,567	$—
Other employee performance awards	1,186	1,279	4,049	5,851
Total non-cash, stock-based compensation expense recognized for performance-based awards	$7,753	$3,497	$13,335	$15,526

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Remaining expense estimated to be recognized during 2013	$2,234	$231
Estimated contingent expense subsequent to 2013	58,223	41,929
Total estimated remaining expense over the term of the plan	$60,457	$42,160

Of the 12.3 million stock options and 1.9 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of September 30, 2013, the following awards were outstanding pursuant to the performance-based stock incentive plans:

	As of September 30, 2013
	Number of Awards	Weighted- Average Exercise Price
Performance-Based Stock Options
2005 LTIP	1,878,500	$20.83
2013 LTIP	1,935,000	$36.48
Other employee performance awards	2,670,000	$19.46
Total	6,483,500	$24.94

Restricted Performance Units
2005 LTIP	211,498
2013 LTIP	967,500
Other employee performance awards	700,000
Total	1,878,998

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

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Subscriber-related	$941	$312	$1,610	$1,506
General and administrative	9,611	5,780	23,718	33,430
Total non-cash, stock-based compensation	$10,552	$6,092	$25,328	$34,936

As of September 30, 2013, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $15 million.  This cost is based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option granted for the three and nine months ended September 30, 2013 and 2012 was originally estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2013 (1)	2012 (2)	2013	2012
Risk-free interest rate	N/A	0.78%	0.91% - 1.93%	0.41% - 1.29%
Volatility factor	N/A	38.90%	32.37% - 39.87%	33.15% - 39.34%
Expected term of options in years	N/A	5.8	5.7 - 10.0	3.1 - 5.9
Weighted-average fair value of options granted	N/A	$11.44	$14.49 - $16.85	$6.72 - $12.69

(1)  During the three months ended September 30, 2013, there were no stock options granted.

(2)  During the three months ended September 30, 2012, all stock options granted had the same vesting period.

On December 28, 2012 and December 1, 2011, DISH Network paid a $1.00 and a $2.00 cash dividend per share on its outstanding Class A and Class B common stock, respectively.  While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

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

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s AWS-4 authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s AWS-4 licenses to expand its terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandated certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  Based on an extension request DISH Network filed with the FCC, as discussed below, these build-out requirements may change.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to DISH Network’s AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, DISH Network was required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, DISH Network was required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  In connection with DISH Network’s letter, DISH Network also filed a petition and an extension request with the FCC that outlined certain conditions upon which it would support the Interoperability Solution.

On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses would provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize its 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network may be subject to automatic license termination for the geographic portion of each license in which it is not providing service.

Also in connection with DISH Network’s support of the Interoperability Solution, DISH Network requested that the FCC modify its AWS-4 spectrum licenses to provide flexibility to repurpose 20 MHz of DISH Network’s uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Waiver”), and extend the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “AWS-4 Extension”).  The FCC, however, has not yet issued a ruling on the AWS-4 Waiver or the AWS-4 Extension, and DISH Network cannot predict the timing or outcome of any FCC action on the AWS-4 Waiver or the AWS-4 Extension.  As a precaution, DISH Network intends to appeal the Interoperability Solution Order, reserving its right to withdraw the appeal in the event the FCC grants the AWS-4 Waiver and the AWS-4 Extension.

If the FCC grants the AWS-4 Extension and DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the AWS-4 Final Build-Out Requirement, its terrestrial authorization for each license area in which it fails to meet the requirement may terminate.

In addition, contingent upon the FCC approving the AWS-4 Waiver and the AWS-4 Extension at least 30 days prior to the commencement of the FCC’s planned H Block auction, DISH Network agreed to participate in the H Block auction and bid at least a net clearing price equal to an aggregate nationwide reserve price established by the FCC, not to exceed $0.50 per MHz/POP (approximately $1.56 billion).

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of the acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

LightSquared LP

On July 23, 2013, L-Band Acquisition, LLC (“LBAC”), a wholly-owned subsidiary of DISH Network, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by LBAC of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  DISH Network is a party to the PSA solely with respect to certain guaranty obligations.  DISH Network’s Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, LBAC and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

LBAC’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures that were approved by the Bankruptcy Court on October 1, 2013 as further discussed below.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been accepted or executed by the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  DISH Network would be a party to the Proposed APA solely with respect to certain guaranty obligations.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries, filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the Bankruptcy Court.  On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  See “Contingencies” in this Note 8 for further information.

On October 1, 2013, the Bankruptcy Court issued an order confirming LBAC as a qualified bidder and establishing certain bid protections for LBAC, including payment of a break-up fee of $52 million and reimbursement of expenses of up to $2 million in the event LBAC is not the successful bidder at auction.  Further, the Bankruptcy Court’s order established, among other things: (i) bid procedures for the sale of all or substantially all of the assets of the LightSquared LP Entities; (ii) November 20, 2013 as the deadline for potential bidders to submit bids (the “Bid Deadline”), subject to extension under certain circumstances, but in no event beyond November 25, 2013; and (iii) if a qualified bid is received prior to the Bid Deadline, November 25, 2013 as the date to hold an auction to solicit higher or otherwise better bids for the LightSquared LP Entities’ assets, subject to extension under certain circumstances, but in no event beyond December 6, 2013.  The Bankruptcy Court also scheduled a confirmation hearing on December 10, 2013 to consider the sale of the LightSquared LP Entities’ assets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We may make cash distributions to DISH Network to, among other things, finance the proposed purchase by LBAC of substantially all of the assets of the LightSquared LP Entities and to finance the commercialization and build-out requirements of the acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will ultimately be able to complete the acquisition contemplated under the Proposed APA.  Further, to the extent that DISH Network completes the acquisition contemplated under the Proposed APA, there can be no assurance that DISH Network would be able to develop and implement a business model that would realize a return on the acquired assets or that DISH Network would be able to profitably deploy the acquired assets.  If DISH Network is unable to successfully address these challenges and risks, its business, financial condition or results of operations could suffer.

Furthermore, if DISH Network enters into the Proposed APA, funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, DISH Network would have the right to direct and require a sale of some or all of the assets of the LightSquared LP Entities to a third party and DISH Network would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than DISH Network’s proposed funding for the purchase.  Therefore, if DISH Network fails to obtain these necessary regulatory approvals, it may suffer significant financial losses.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $63 million over approximately the next 17 months.

In addition, during the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under their satellite transponder service agreement through 2019.  As of September 30, 2013, the remaining obligation of DISH Network’s guarantee is $391 million.

As of September 30, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which we made an immaterial payment in exchange for a license to EchoStar and us of certain patents and patent applications.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network, its wholly-owned subsidiary, dishNET Satellite Broadband L.L.C., and our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC. in the United States District Court for the Central District of California.  The complaint alleges infringement of U.S. Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media Technologies”) filed complaints against DISH Network, AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275.  The patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  The parties have submitted a stipulation to adjourn our appeal pending resolution of a motion by ESPN to strike our appeal.

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T, Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SP Special Opportunities, LLC (“SPSO”), an entity controlled by Mr. Ergen.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than DISH Network, LBAC and EchoStar.  Harbinger has alleged damages in excess of $4 billion.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  The Bankruptcy Court Judge granted leave for LightSquared to file an amended pleading solely related to certain contract and other related claims under the credit agreement pursuant to which SPSO made certain purchases of LightSquared secured debt and dismissed all other claims alleged by LightSquared in the adversary proceeding.

DISH Network and LBAC intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  The Fox plaintiffs appealed and, on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and, on September 18, 2013, the New York court denied that motion.  The ABC plaintiffs have filed a notice of appeal.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.

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

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, an alleged shareholder of DISH Network, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of DISH Network’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to DISH Network as a result of certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  Jacksonville PFPF claims that the debt purchases created a conflict of interest and allegedly put at risk DISH Network’s bid to acquire LightSquared’s spectrum assets at the auction that will occur in connection with the LightSquared bankruptcy proceeding.  Jacksonville PFPF further claims that most members of DISH Network’s Board of Directors are not sufficiently independent from Mr. Ergen to guide DISH Network through the LightSquared auction process.  Jacksonville PFPF is seeking an unspecified amount of damages and a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing DISH Network’s ongoing efforts to acquire

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

assets of LightSquared in the bankruptcy proceeding.  The Court has set a hearing on the preliminary injunction motion for November 25, 2013.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Five alleged shareholders have filed duplicative putative derivative complaints in state and federal courts alleging the same claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.  On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice.

DISH Network has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

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

On October 18, 2013, the parties stipulated that Norman will dismiss all of its claims against DISH Network L.L.C. in the 2011 Action, and re-assert them in the 2013 Action.  The 689 patent relates to a clock generator capable of

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

shut-down mode and clock generation method, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that the BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  We expect that these entities will seek injunctive and monetary relief.  The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries.  While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three and nine months ended September 30, 2013, we recorded $3 million and $11 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  During the three and nine months ended September 30, 2012, we recorded $6 million and $16 million for these Blockbuster services, respectively.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three and nine months ended September 30, 2013, we received revenue associated with these services of $5 million and $11 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three and nine months ended September 30, 2012, we did not receive revenue associated with these services.

Blockbuster, Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its broadband business.

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

“Equipment sales, services and other revenue — EchoStar”

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2013, we and EchoStar extended this agreement until December 31, 2014.  EchoStar may terminate

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

Management Services Agreement.  In connection with the Spin-off, DISH Network entered into a Management Services Agreement with EchoStar pursuant to which DISH Network has made certain of its officers available to provide services (which were primarily legal and accounting services) to EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014.  Effective June 15, 2013, the Management Services Agreement was terminated by EchoStar.  EchoStar made payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to any such officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time spent by DISH Network’s executive officers performing services for EchoStar under the Management Services Agreement.  EchoStar also reimbursed DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to EchoStar.  DISH Network and EchoStar evaluated all charges for reasonableness at least annually and made any adjustments to these charges as DISH Network and EchoStar mutually agreed upon.

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

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Subject to certain conditions, (i) this lease terminates on February 1, 2014, (ii) EchoStar has certain rights to extend the service term of this lease for three years, and (iii) we have the right to terminate this lease prior to the date of expiration and have the satellite relocated from the 45 degree orbital location.

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

American Fork Occupancy License Agreement.  During 2013, DISH Network subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  During the third quarter 2013, we made a $23 million payment to EchoStar in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset of $20 million in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value of $3 million as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

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

•                  Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2013, we exercised our right to renew this agreement for a one-year period ending on December 31, 2014.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms. This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

For the three months ended September 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $341 million and $247 million, respectively.  For the nine months ended September 30, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $947 million and $738 million, respectively.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

In light of the tax sharing agreement, among other things, and in connection with DISH Network’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, DISH Network and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar $83 million of the tax benefit DISH Network received or will receive.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit. In addition, during the third quarter 2013, DISH Network and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between DISH Network and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc. (“Hughes”), entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS.  The RUS Agreement expired during June 2013 when the Grant Funds were exhausted.  During the three months ended September 30, 2012, we expensed $4 million under this agreement which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2013 and 2012, we expensed $3 million and $6 million, respectively, under this agreement.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$22,563	$17,895	$69,129	$53,624

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$18,923	$21,930

11.  Subsequent Events

7% Senior Notes due 2013

On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

Overview

DISH added approximately 35,000 net Pay-TV subscribers during the three months ended September 30, 2013, compared to the loss of approximately 19,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers added versus the same period in 2012 resulted primarily from a decrease in our Pay-TV churn rate.

Our Pay-TV churn rate for the three months ended September 30, 2013 was 1.66% compared to 1.80% for the same period in 2012.  While our Pay-TV churn rate improved compared to the same period in 2012, churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended September 30, 2013, DISH added approximately 734,000 gross new Pay-TV subscribers compared to the addition of approximately 739,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 0.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

DISH lost approximately 7,000 net Pay-TV subscribers during the nine months ended September 30, 2013, compared to the addition of approximately 75,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.  During the nine months ended September 30, 2013, DISH added approximately 2.012 million gross new Pay-TV subscribers compared to approximately 2.077 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 3.1%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.  Our Pay-TV churn rate for the nine months ended September 30, 2013 was 1.60% compared to 1.58% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.

“Net income (loss) attributable to DISH DBS” for the three months ended September 30, 2013 and 2012 was income of $187 million and a loss of $241 million, respectively.  During the three months ended September 30, 2013, “Net income (loss) attributable to DISH DBS” increased primarily due to the programming package price increase in February 2013 compared to the same period in 2012.  These increases were partially offset by an increase in subscriber-related expenses and interest expense.  In addition, the three months ended September 30, 2012 was negatively impacted by $730 million of litigation expense related to the Voom Settlement Agreement.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

“Net income (loss) attributable to DISH DBS” for the nine months ended September 30, 2013 and 2012 was $627 million and $259 million, respectively.  During the nine months ended September 30, 2013, “Net income (loss) attributable to DISH DBS” increased primarily due to the programming package price increase in February 2013 compared to the same period in 2012, partially offset by an increase in subscriber-related expenses, subscriber acquisition costs and interest expense.  In addition, the nine months ended September 30, 2012 was negatively impacted by $730 million of litigation expense related to the Voom Settlement Agreement.

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that utilizes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they lease a Hopper with Sling set-top box and subscribe to America’s Top 120, DishLATINO Plus or a higher programming package and commit to a two-year contract  (the “iPad promotion”).

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Future Liquidity

6 5/8% Senior Notes due 2014

Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

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

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s AWS-4 authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s AWS-4 licenses to expand its terrestrial operating authority.  The FCC’s order of modification has imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  The new rules also mandated certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  Based on an extension request DISH Network filed with the FCC, as discussed below, these build-out requirements may change.  In addition, the FCC has adopted rules for a spectrum band that is adjacent to DISH Network’s AWS-4 licenses, known as the “H Block.”  Depending on the outcome of the standard-setting process for the H Block, the rules that the FCC adopted could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, DISH Network was required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, DISH Network was required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  In connection with DISH Network’s letter, DISH Network also filed a petition and an extension request with the FCC that outlined certain conditions upon which it would support the Interoperability Solution.

On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses would provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize its 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network may be subject to automatic license termination for the geographic portion of each license in which it is not providing service.

Also in connection with DISH Network’s support of the Interoperability Solution, DISH Network requested that the FCC modify its AWS-4 spectrum licenses to provide flexibility to repurpose 20 MHz of DISH Network’s uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Waiver”), and extend the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “AWS-4 Extension”).  The FCC, however, has not yet issued a ruling on the AWS-4 Waiver or the AWS-4 Extension, and DISH Network cannot predict the timing or outcome of any FCC action on the AWS-4 Waiver or the AWS-4 Extension.  As a precaution, DISH Network intends to appeal the Interoperability Solution Order, reserving its right to withdraw the appeal in the event the FCC grants the AWS-4 Waiver and the AWS-4 Extension.

If the FCC grants the AWS-4 Extension and DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the AWS-4 Final Build-Out Requirement, its terrestrial authorization for each license area in which it fails to meet the requirement may terminate.

In addition, contingent upon the FCC approving the AWS-4 Waiver and the AWS-4 Extension at least 30 days prior to the commencement of the FCC’s planned H Block auction, DISH Network agreed to participate in the H Block auction and bid at least a net clearing price equal to an aggregate nationwide reserve price established by the FCC, not to exceed $0.50 per MHz/POP (approximately $1.56 billion).

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of the acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

LightSquared LP

On July 23, 2013, L-Band Acquisition, LLC (“LBAC”), a wholly-owned subsidiary of DISH Network, formed to make a bid to acquire assets of LightSquared LP, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP, which contemplates the purchase by LBAC of substantially all of the assets of the LightSquared LP Entities (as defined below) for a purchase price of $2.22 billion in cash, plus the assumption of certain liabilities pursuant to the terms and conditions of a proposed asset purchase agreement (the “Proposed APA”).  SP Special Opportunities, LLC, an entity controlled by Charles W. Ergen, our Chairman, is a senior secured lender to LightSquared LP and holds a substantial portion of LightSquared LP’s senior secured debt.  DISH Network is a party to the PSA solely with respect to certain guaranty obligations.  DISH Network’s Board of Directors (the “Board”) approved entering into the PSA, which would implement the Proposed APA, based, among other things, on the recommendation of a special committee of the Board (the “Special Committee”) and a fairness opinion that was prepared by a financial advisory firm at the request of the Special Committee.

Pursuant to the PSA, LBAC and such lenders have agreed, subject to the terms and conditions set forth therein, to support and pursue confirmation of a plan of reorganization (the “LightSquared LP Plan”) for LightSquared LP and certain of its subsidiaries that are debtors and debtors in possession (collectively, the “LightSquared LP Entities”) in pending bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12-12080 (SCC).

LBAC’s purchase offer under the LightSquared LP Plan is subject to the submission of higher and better offers in accordance with certain bid procedures that were approved by the Bankruptcy Court on October 1, 2013 as further discussed below.  In addition, the LightSquared LP Plan is subject to confirmation by the Bankruptcy Court.  The Proposed APA has not been accepted or executed by the LightSquared LP Entities.  Consummation of the acquisition contemplated under the Proposed APA is subject to, among other things, Bankruptcy Court, FCC and Canadian federal Department of Industry (“Industry Canada”) approvals.  However, funding of the purchase price under the Proposed APA is not conditioned upon receipt of approvals from the FCC or Industry Canada.  DISH Network would be a party to the Proposed APA solely with respect to certain guaranty obligations.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries, filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the Bankruptcy Court.  On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  See Note 8 in the Notes to the Condensed Consolidated Financial Statements for further information.

On October 1, 2013, the Bankruptcy Court issued an order confirming LBAC as a qualified bidder and establishing certain bid protections for LBAC, including payment of a break-up fee of $52 million and reimbursement of expenses of up to $2 million in the event LBAC is not the successful bidder at auction.  Further, the Bankruptcy Court’s order established, among other things: (i) bid procedures for the sale of all or substantially all of the assets of the LightSquared LP Entities; (ii) November 20, 2013 as the deadline for potential bidders to submit bids (the “Bid Deadline”), subject to extension under certain circumstances, but in no event beyond November 25, 2013; and (iii) if a qualified bid is received prior to the Bid Deadline, November 25, 2013 as the date to hold an auction to solicit higher or otherwise better bids for the LightSquared LP Entities’ assets, subject to extension under certain

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

circumstances, but in no event beyond December 6, 2013.  The Bankruptcy Court also scheduled a confirmation hearing on December 10, 2013 to consider the sale of the LightSquared LP Entities’ assets.

We may make cash distributions to DISH Network to, among other things, finance the proposed purchase by LBAC of substantially all of the assets of the LightSquared LP Entities and to finance the commercialization and build-out requirements of the acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to the acquired licenses.  There can be no assurance that DISH Network will ultimately be able to complete the acquisition contemplated under the Proposed APA.  Further, to the extent that DISH Network completes the acquisition contemplated under the Proposed APA, there can be no assurance that DISH Network would be able to develop and implement a business model that would realize a return on the acquired assets or that DISH Network would be able to profitably deploy the acquired assets.  If DISH Network is unable to successfully address these challenges and risks, its business, financial condition or results of operations could suffer.

Furthermore, if DISH Network enters into the Proposed APA, funding of the purchase price is not conditioned upon receipt of approvals from the FCC or Industry Canada.  If the required approvals are not obtained, subject to certain exceptions, DISH Network would have the right to direct and require a sale of some or all of the assets of the LightSquared LP Entities to a third party and DISH Network would be entitled to the proceeds of such a sale.  These proceeds could, however, be substantially less than DISH Network’s proposed funding for the purchase.  Therefore, if DISH Network fails to obtain these necessary regulatory approvals, it may suffer significant financial losses.

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable investments accounted for at fair value, and equity in earnings and losses of our affiliates.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to DISH DBS” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax (provision) benefit, net” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to DISH DBS” in our discussion of “Results of Operations” below.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,408,510	$3,261,324	$147,186	4.5
Equipment sales and other revenue	24,834	26,525	(1,691)	(6.4)
Equipment sales, services and other revenue - EchoStar	15,516	4,028	11,488	*
Total revenue	3,448,860	3,291,877	156,983	4.8

Costs and Expenses:
Subscriber-related expenses	1,938,142	1,808,833	129,309	7.1
% of Subscriber-related revenue	56.9%	55.5%
Satellite and transmission expenses - EchoStar	129,994	102,365	27,629	27.0
% of Subscriber-related revenue	3.8%	3.1%
Satellite and transmission expenses - Other	9,951	10,186	(235)	(2.3)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	24,073	28,091	(4,018)	(14.3)
Subscriber acquisition costs	450,757	455,438	(4,681)	(1.0)
General and administrative expenses	172,100	165,910	6,190	3.7
% of Total revenue	5.0%	5.0%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	229,749	212,931	16,818	7.9
Total costs and expenses	2,954,766	3,514,211	(559,445)	(15.9)

Operating income (loss)	494,094	(222,334)	716,428	*

Other Income (Expense):
Interest income	10,255	9,189	1,066	(11.6)
Interest expense, net of amounts capitalized	(220,596)	(182,438)	(38,158)	(20.9)
Other, net	75	90	(15)	16.7
Total other income (expense)	(210,266)	(173,159)	(37,107)	(21.4)

Income (loss) before income taxes	283,828	(395,493)	679,321	*
Income tax (provision) benefit, net	(97,151)	154,774	(251,925)	*
Effective tax rate	34.2%	39.1%
Net income (loss)	186,677	(240,719)	427,396	*
Less: Net income (loss) attributable to noncontrolling interest	150	—	150	*
Net income (loss) attributable to DISH DBS	$186,527	$(240,719)	$427,246	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.049	14.042	0.007	*
Pay-TV subscriber additions, gross (in millions)	0.734	0.739	(0.005)	(0.7)
Pay-TV subscriber additions, net (in millions)	0.035	(0.019)	0.054	*
Pay-TV average monthly subscriber churn rate	1.66%	1.80%	(0.14)%	(7.8)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$842	$797	$45	5.6
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$81.05	$76.99	$4.06	5.3
EBITDA (in thousands)	$723,768	$(9,313)	$733,081	*

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH added approximately 35,000 net Pay-TV subscribers during the three months ended September 30, 2013, compared to the loss of approximately 19,000 net Pay-TV subscribers during the same period in 2012.  The increase in the number of net Pay-TV subscribers added versus the same period in 2012 resulted primarily from a decrease in our Pay-TV churn rate.

Our Pay-TV churn rate for the three months ended September 30, 2013 was 1.66% compared to 1.80% for the same period in 2012.  While our Pay-TV churn rate improved compared to the same period in 2012, churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes and our ability to control piracy and other forms of fraud.

During the three months ended September 30, 2013, DISH added approximately 734,000 gross new Pay-TV subscribers compared to the addition of approximately 739,000 gross new Pay-TV subscribers during the same period in 2012, a decrease of 0.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.409 billion for the three months ended September 30, 2013, an increase of $147 million or 4.5% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to a satellite broadband business.  Included in “Subscriber-related revenue” was $20 million of revenue related to broadband services for the three months ended September 30, 2012.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV ARPU.  Pay-TV ARPU was $81.05 during the three months ended September 30, 2013 versus $76.99 during the same period in 2012.  The $4.06 or 5.3% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013, higher hardware related revenue and pay-per-view revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $1.938 billion during the three months ended September 30, 2013, an increase of $129 million or 7.1% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $8 million of expense related to our broadband services for the three months ended September 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Subscriber-related expenses” represented 56.9% and 55.5% of “Subscriber-related revenue” during the three months ended September 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $130 million during the three months ended September 30, 2013, an increase of $28 million or 27.0% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $451 million for the three months ended September 30, 2013, a decrease of $5 million or 1.0% compared to the same period in 2012.  Included in “Subscriber acquisition costs” was $8 million of expenses related to our broadband services for the three months ended September 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $842 during the three months ended September 30, 2013 compared to $797 during the same period in 2012, an increase of $45 or 5.6%.  This increase was primarily attributable to increased equipment costs.  Capitalized equipment costs increased $35 per activation, primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.

During the three months ended September 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $166 million and $142 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2013 and 2012, these amounts totaled $28 million and $38 million, respectively.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Litigation expense.  “Litigation expense” related to the Voom Settlement Agreement totaled $730 million during the three months ended September 30, 2012.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $230 million during the three months ended September 30, 2013, a $17 million or 7.9% increase compared to the same period in 2012.  The change in “Depreciation and amortization” expense was primarily related to increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $221 million during the three months ended September 30, 2013, an increase of $38 million or 20.9% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for further information.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $724 million during the three months ended September 30, 2013, an increase of $733 million compared to the same period in 2012.  EBITDA for the three months ended September 30, 2012 was negatively impacted by $730 million of “Litigation expense” related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2013	2012
	(In thousands)
EBITDA	$723,768	$(9,313)
Interest expense, net	(210,341)	(173,249)
Income tax (provision) benefit, net	(97,151)	154,774
Depreciation and amortization	(229,749)	(212,931)
Net income (loss) attributable to DISH DBS	$186,527	$(240,719)

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

Income tax (provision) benefit, net.  Our income tax provision was $97 million during the three months ended September 30, 2013, a change of $252 million compared to a $155 million benefit during the same period in 2012.  This change was primarily related to the increase in “Income (loss) before income taxes,” partially offset by a decrease in our effective tax rate.

Net income (loss) attributable to DISH DBS.  “Net income (loss) attributable to DISH DBS” was income of $187 million during the three months ended September 30, 2013, an increase of $427 million compared to a loss of $241 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,131,098	$9,769,646	$361,452	3.7
Equipment sales and other revenue	73,402	70,705	2,697	3.8
Equipment sales, services and other revenue - EchoStar	25,540	16,373	9,167	56.0
Total revenue	10,230,040	9,856,724	373,316	3.8

Costs and Expenses:
Subscriber-related expenses	5,718,781	5,396,828	321,953	6.0
% of Subscriber-related revenue	56.4%	55.2%
Satellite and transmission expenses - EchoStar	364,712	318,121	46,591	14.6
% of Subscriber-related revenue	3.6%	3.3%
Satellite and transmission expenses - Other	30,036	30,371	(335)	(1.1)
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	64,789	70,719	(5,930)	(8.4)
Subscriber acquisition costs	1,275,970	1,261,502	14,468	1.1
General and administrative expenses	502,974	505,188	(2,214)	(0.4)
% of Total revenue	4.9%	5.1%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	663,410	689,664	(26,254)	(3.8)
Total costs and expenses	8,620,672	9,002,850	(382,178)	(4.2)

Operating income (loss)	1,609,368	853,874	755,494	88.5

Other Income (Expense):
Interest income	27,205	15,131	12,074	(79.8)
Interest expense, net of amounts capitalized	(663,823)	(465,554)	(198,269)	(42.6)
Other, net	268	1,998	(1,730)	(86.6)
Total other income (expense)	(636,350)	(448,425)	(187,925)	(41.9)

Income (loss) before income taxes	973,018	405,449	567,569	*
Income tax (provision) benefit, net	(346,228)	(146,768)	(199,460)	*
Effective tax rate	35.6%	36.2%
Net income (loss)	626,790	258,681	368,109	*
Less: Net income (loss) attributable to noncontrolling interest	150	—	150	*
Net income (loss) attributable to DISH DBS	$626,640	$258,681	$367,959	*

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.049	14.042	0.007	*
Pay-TV subscriber additions, gross (in millions)	2.012	2.077	(0.065)	(3.1)
Pay-TV subscriber additions, net (in millions)	(0.007)	0.075	(0.082)	*
Pay-TV average monthly subscriber churn rate	1.60%	1.58%	0.02%	1.3
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$868	$782	$86	11.0
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.16	$76.94	$3.22	4.2
EBITDA (in thousands)	$2,272,896	$1,545,536	$727,360	47.1

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH lost approximately 7,000 net Pay-TV subscribers during the nine months ended September 30, 2013, compared to the addition of approximately 75,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 resulted from lower gross new Pay-TV subscriber activations and an increase in our Pay-TV churn rate.  During the nine months ended September 30, 2013, DISH added approximately 2.012 million gross new Pay-TV subscribers compared to approximately 2.077 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 3.1%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.  Our Pay-TV churn rate for the nine months ended September 30, 2013 was 1.60% compared to 1.58% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we had a programming package price increase in the first quarter 2013 and did not during the same period in 2012.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.131 billion for the nine months ended September 30, 2013, an increase of $361 million or 3.7% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.  Included in “Subscriber-related revenue” was $55 million of revenue related to broadband services for the nine months ended September 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have revenue related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV ARPU.  Pay-TV ARPU was $80.16 during the nine months ended September 30, 2013 versus $76.94 during the same period in 2012.  The $3.22 or 4.2% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $5.719 billion during the nine months ended September 30, 2013, an increase of $322 million or 6.0% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming and retention costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Included in “Subscriber-related expenses” was $24 million of expense related to our broadband services for the nine months ended September 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  “Subscriber-related expenses” represented 56.4% and 55.2% of “Subscriber-related revenue” during the nine months ended September 30, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $365 million during the nine months ended September 30, 2013, an increase of $47 million or 14.6% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in first quarter 2013.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.276 billion for the nine months ended September 30, 2013, an increase of $14 million or 1.1% compared to the same period in 2012.  This change was primarily attributable to an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.  Included in “Subscriber acquisition costs” was $18 million of expenses related to our broadband services for the nine months ended September 30, 2012.  On October 1, 2012, the assets and liabilities associated with our satellite broadband business were distributed to DISH Network.  As a result, beginning in the

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

fourth quarter 2012, we no longer have costs related to a satellite broadband business.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $868 during the nine months ended September 30, 2013 compared to $782 during the same period in 2012, an increase of $86 or 11.0%.  This increase was primarily attributable to increased equipment and advertising costs.  Capitalized equipment costs increased primarily due to an increase in the percentage of new subscriber activations with new Hopper receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.  Advertising costs increased due to brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.

During the nine months ended September 30, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $467 million and $381 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2013 and 2012, these amounts totaled $105 million and $104 million, respectively.

Litigation expense.  “Litigation expense” related to the Voom Settlement Agreement totaled $730 million during the nine months ended September 30, 2012.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $663 million during the nine months ended September 30, 2013, a $26 million or 3.8% decrease compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to the $68 million of depreciation expense related to the 148 degree orbital location during the second quarter 2012, partially offset by increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $664 million during the nine months ended September 30, 2013, an increase of $198 million or 42.6% compared to the same period in 2012.  This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2012 and 2013 as well as the redemption of debt during the second quarter of 2013.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.273 billion during the nine months ended September 30, 2013, an increase of $727 million or 47.1% compared to the same period in 2012.  The nine months ended September 30, 2012 was negatively impacted by $730 million of “Litigation expense” related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2013	2012
	(In thousands)
EBITDA	$2,272,896	$1,545,536
Interest expense, net	(636,618)	(450,423)
Income tax (provision) benefit, net	(346,228)	(146,768)
Depreciation and amortization	(663,410)	(689,664)
Net income (loss) attributable to DISH DBS	$626,640	$258,681

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

Income tax (provision) benefit, net.  Our income tax provision was $346 million during the nine months ended September 30, 2013, an increase of $199 million compared to the same period in 2012.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH DBS.  “Net income (loss) attributable to DISH DBS” was $627 million during the nine months ended September 30, 2013, an increase of $368 million compared to $259 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  This standard is effective for reporting periods beginning after December 15, 2013, with early adoption permitted.  We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position or results of operations.

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

PART II — OTHER INFORMATION — Continued

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary, Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.”  The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which we made an immaterial payment in exchange for a license to EchoStar and us of certain patents and patent applications.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network, its wholly-owned subsidiary, dishNET Satellite Broadband L.L.C., and our wholly-owned subsidiary, DISH Network L.L.C., as well as EchoStar subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC. in the United States District Court for the Central District of California.  The complaint alleges infringement of U.S. Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media Technologies”) filed complaints against DISH Network, AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275.  The patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

ESPN

During 2008, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  The parties have submitted a stipulation to adjourn our appeal pending resolution of a motion by ESPN to strike our appeal.

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T, Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

PART II — OTHER INFORMATION — Continued

Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), the majority and controlling shareholders of LightSquared Inc. and its subsidiaries, filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman), other affiliates of Mr. Ergen, and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SP Special Opportunities, LLC (“SPSO”), an entity controlled by Mr. Ergen.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than DISH Network, LBAC and EchoStar.  Harbinger has alleged damages in excess of $4 billion.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s adversary proceeding in their entirety.  The Bankruptcy Court Judge granted leave for LightSquared to file an amended pleading solely related to certain contract and other related claims under the credit agreement pursuant to which SPSO made certain purchases of LightSquared secured debt and dismissed all other claims alleged by LightSquared in the adversary proceeding.

DISH Network and LBAC intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION — Continued

parties have filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  The Fox plaintiffs appealed and, on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and, on September 18, 2013, the New York court denied that motion.  The ABC plaintiffs have filed a notice of appeal.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against:  (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.

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

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, an alleged shareholder of DISH Network, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of DISH Network’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to DISH Network as a result of certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  Jacksonville PFPF claims that the debt purchases created a conflict of interest and allegedly put at risk DISH Network’s bid to acquire LightSquared’s spectrum assets at the auction that will occur in connection with the LightSquared bankruptcy proceeding.  Jacksonville PFPF further claims that most members of DISH Network’s Board of Directors are not sufficiently independent from Mr. Ergen to guide DISH Network through the LightSquared auction process.  Jacksonville PFPF is seeking an unspecified amount of damages and a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing DISH Network’s ongoing efforts to acquire assets of LightSquared in the bankruptcy proceeding.  The Court has set a hearing on the preliminary injunction motion for November 25, 2013.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

PART II — OTHER INFORMATION — Continued

Five alleged shareholders have filed duplicative putative derivative complaints in state and federal courts alleging the same claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.  On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice.

DISH Network has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 5,592,555 (the “555 patent”), U.S. Patent No. 5,530,597 (the “597 patent”) and U.S. Patent No. 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary, DISH Network L.L.C., replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

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

On October 18, 2013, the parties stipulated that Norman will dismiss all of its claims against DISH Network L.L.C. in the 2011 Action, and re-assert them in the 2013 Action.  The 689 patent relates to a clock generator capable of shut-down mode and clock generation method, the 555 patent relates to a wireless communications privacy method and system, the 597 patent relates to an interrupt enable circuit that allows devices to exit processes without using a hardware reset, the 873 patent relates to a device and method for providing inter-processor communication in a multi-processor architecture, and the 394 patent relates to a servo loop control apparatus having a master

PART II — OTHER INFORMATION — Continued

microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast, AT&T, Sprint, Frontier Communications, Bright House, UPS, FedEx, GM and Ford.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

PART II — OTHER INFORMATION — Continued

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that the BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe U.S. Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets, and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP Development”) filed suit against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,412,730 titled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP Development is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Waste Disposal Inquiry

The California Attorney General and the Alameda County (California) District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  We expect that these entities will seek injunctive and monetary relief.  The investigation appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries.  While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

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

PART II — OTHER INFORMATION — Continued

Item 6.         EXHIBITS

(a)                                 Exhibits.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

                                      Filed herewith.

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

Date: November 14, 2013