Form 10-K
period 2013-12-31
DISH DBS CORP
filed 2014-03-24
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2013 was $0.

As of March 19, 2014, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

•                  If our gross new subscriber activations decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

•                  Programming expenses are increasing and could adversely affect our future financial condition and results of operations.

•                  We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

•                  We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

•                  We may be required to make substantial additional investments to maintain competitive programming offerings.

•                  Any failure or inadequacy of our information technology infrastructure could disrupt or harm our business.

i

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  We have limited satellite capacity and failures or reduced capacity could adversely affect our business.

•                  Our satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) and to acquire certain 700 MHz wireless spectrum licenses.  DISH Network will need to make significant additional investments or partner with others to commercialize these licenses and assets.

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

ii

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

iii

PART I

Item 1.         BUSINESS

Brief Description of Our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2013.

We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service in the United States.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

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

•                  High-Quality Products.  We offer a wide selection of local and national programming, featuring more national and local high-definition (“HD”) channels than most pay-TV providers.  We have been a technology leader in our industry, introducing award-winning DVRs, dual tuner receivers, 1080p video on demand, and external hard drives.  To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box during the first quarter 2012, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere,™ that includes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  We recently introduced the Super Joey™ receiver.  A consumer can use, at his or her option, the Super Joey combined with the Hopper to record up to eight shows at the same time.

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

Relationship with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction discussed in Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides a majority of our transponder capacity and is a key supplier of related services to us.  See “Item 1A. Risk Factors” and Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for more information.

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

Competition has intensified in recent years as the pay-TV industry has matured and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon Communications Inc. (“Verizon”) and AT&T Inc. (“AT&T”) continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our core pay-TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty.  Economic weakness and uncertainty persisted during 2013.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, continued high unemployment and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) a downturn in the housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to sustained economic weakness, including, among others, our pay-in-advance subscribers.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  During March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

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

If our gross new subscriber activations decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

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

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

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

We depend on others to provide the programming that we offer to our subscribers and, if we lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

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

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach their retransmission consent agreements.  In the event a court ultimately determines that we breached the terms of these retransmission consent agreements, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  See Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.  Even if we ultimately prevail in these actions, there can be no assurance that we will be able to renew our retransmission consent agreements or enter into new agreements with these broadcast networks.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via smartphones and tablets continues to be a significant factor in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures or cyber attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2011, we implemented new interactive voice response and in-home appointment scheduling systems.  We also implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  We are relying on third parties for developing key components of these systems and ongoing service after their implementation.  Third parties may experience errors, cyber attacks or disruptions that could adversely impact us and over which we may have limited control.  Interruption and/or failure of any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure may be vulnerable to cyber attacks including, among other things, unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could have a security impact.  If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

We currently depend on EchoStar and its subsidiaries, to design, develop and manufacture all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our sole supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides a majority of our transponder capacity and is a key supplier of related services to us.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2014.  We have an option, but not the obligation, to extend this contract for one additional year.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

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

If we were to switch to another provider of set-top boxes, we may have to implement additional infrastructure to support the set-top boxes purchased from such new provider, which could significantly increase our costs.  In addition, differences in, among other things, the user interface between set-top boxes provided by EchoStar and those of any other provider could cause subscriber confusion, which could increase our costs and have a material adverse effect on our gross new subscriber activations and subscriber churn.  Furthermore, switching to a new provider of set-top boxes may cause a reduction in our supply of set-top boxes and thus delay our ability to ship set-top boxes, which could have a material adverse effect on our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

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

If our products and services, including without limitation, our Hopper and Joey® set-top boxes, are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.  If the quality of our products and services do not meet our customers’ expectations or our products are found to be defective, then our sales and revenues, and ultimately our reputation, could be negatively impacted.

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

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

Our sole supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of our suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.

Increases in theft of our signal or our competitors’ signals could, in addition to reducing gross new subscriber activations, also cause subscriber churn to increase.  We use microchips embedded in credit card-sized cards, called “smart cards” or Security Access Devices.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Sustained economic weakness may create greater incentive for signal theft and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to sustained economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our retailers.  It may be difficult to better align our interests with our retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business.

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

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than the minimum design life.

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

Our satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services.  To accomplish this goal, from time to time, new satellites need to be built and launched.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

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

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and appoints all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar, which may lead to conflicting interests.  DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and as one of our directors.  The executive officers and the members of DISH Network’s and our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 47.1% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 50.2% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 80.8% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 5,738,471 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 6.4% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 11.9% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 11.0% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and us, on the one hand, and EchoStar, on the other hand.  Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both DISH Network and EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.

•                  Intercompany agreements with EchoStar.  DISH Network has entered into certain agreements with EchoStar pursuant to which DISH Network has provided or provides EchoStar with certain professional services for which EchoStar pays DISH Network at its cost plus a fixed margin.  In addition, DISH Network has entered into a number of intercompany agreements covering matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  DISH Network and we have also entered into certain commercial agreements with EchoStar pursuant to which EchoStar, among other things, sells set-top boxes and related equipment to DISH Network and us at specified prices.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

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

Acquisition and Capital Structure Risks Affecting our Business

Our parent, DISH Network, made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America and TerreStar and to acquire certain 700 MHz wireless spectrum licenses.  DISH Network will need to make significant additional investments or partner with others to commercialize these licenses and assets.

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

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s AWS-4 authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying its AWS-4 licenses to expand DISH Network’s terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, DISH Network was required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final

Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the Modified AWS-4 Final Build-Out Requirement, its terrestrial authorization for each license area in which it fails to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for DISH Network’s AWS-4 spectrum licenses to allow DISH Network to repurpose 20 MHz of its uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement were conditioned upon DISH Network bidding at least a net clearing price equal to the aggregate reserve price of $1.564 billion in the auction of wireless spectrum known as the “H Block.”  If DISH Network failed to meet this bidding condition, or if DISH Network fails to notify the FCC whether it intends to use its uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The H Block auction commenced January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder of all 176 H Block wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion, and, on March 14, 2014, DISH Network filed an application with the FCC to acquire these H Block spectrum licenses.  The FCC has not issued any of the H Block spectrum licenses to DISH Network, as such issuance depends upon, among other things, the FCC’s review and approval of DISH Network’s application.  DISH Network cannot predict the timing or the outcome of the FCC’s review of its application.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  The remaining balance of DISH Network’s winning bid of approximately $1.236 billion for the H Block spectrum licenses is due March 28, 2014.  In the event the FCC ultimately issues the H Block licenses to DISH Network, the FCC will also require that DISH Network pay approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint Corporation (“Sprint”) for clearance costs associated with the upper H Block spectrum within 30 days of the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim and final build-out requirements.  Within four years after the FCC issues the H Block spectrum licenses, the licensee must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  Within ten years after the FCC issues the H Block spectrum licenses, the licensee must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If the licensee fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from ten years to eight years) for each H Block license area in which it fails to meet the requirement.  If the licensee fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block spectrum license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the

Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses would provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize DISH Network’s 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts, including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to acquired licenses.  We expect to pay a dividend of approximately $650 million to DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network and our direct parent company, in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 H Block wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

To the extent our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

DISH Network will likely be required to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of DISH Network’s wireless spectrum licenses and DISH Network’s integration efforts including compliance with regulations applicable to these licenses.  Depending upon the nature and scope of such commercialization, build-out and integration efforts, any such investment could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum investments or that DISH Network will be able to profitably deploy the assets represented by these spectrum investments.

To the extent DISH Network commercializes its wireless spectrum licenses and enters the wireless services industry, a wireless services business presents certain risks.

•                  The wireless services industry is competitive and maturing.  DISH Network has limited experience in the wireless services industry, which is a competitive and maturing industry with incumbent and established competitors such as Verizon, AT&T, Sprint and T-Mobile USA Inc. (“T-Mobile”).  These companies have substantial market share and have more wireless spectrum assets than DISH Network.  Some of these companies have greater financial, marketing and other resources than DISH Network, and have existing cost and operational advantages that DISH Network lacks.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  In addition, the cost of attracting a new customer is generally higher than the cost associated with retention of an existing customer.

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

•                  Wireless services and DISH Network’s wireless spectrum licenses are subject to government regulation.  Wireless services and DISH Network’s wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect DISH Network’s business prospects.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that DISH Network’s wireless spectrum licenses will be renewed.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to DISH Network’s wireless spectrum licenses, including build-out requirements, see other Risk Factors above.

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

•                  a high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business.  In addition, we make cash distributions to DISH Network to finance acquisitions or investments that will not be part of our business.

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

As of December 31, 2013, our total debt, including the debt of our subsidiaries, was $13.629 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, DISH Network’s Chairman, owns approximately 48.9% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 50.8% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 85.1% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 16,992,813 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 3.7% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 7.2% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 6.5% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks Affecting our Business

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  See Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet, we are increasingly distributing video content to our subscribers via the Internet.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting blocking and discrimination against our distribution of content over networks owned by broadband and wireless Internet providers, as applicable.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2013.

Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at non-discriminatory rates.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time-Warner expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time-Warner’s programming, or to obtain it on non-discriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

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

Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”), we obtained a waiver of a court injunction that previously prevented us from retransmitting certain distant network signals under a statutory copyright license.  Because of that waiver, we may provide distant network signals to eligible subscribers.  To qualify for that waiver, we are required to provide local service in all 210 local markets in the U.S. on an ongoing basis.  This condition poses a significant strain on our capacity.  Moreover, we may lose that waiver if we are found to have failed to provide local service in any of the 210 local markets.  If we lose the waiver, the injunction could be reinstated.  Furthermore, depending on the severity of the failure, we may also be subject to other sanctions, which may include, among other things, damages.  Pursuant to STELA, our compliance with certain conditions of the waiver is subject to continued oversight.

We are subject to significant regulatory oversight, and changes in applicable regulatory requirements, including any adoption or modification of laws or regulations relating to the Internet, could adversely affect our business.

DBS operations are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In addition, there is a pending rulemaking before the FCC regarding whether to require DBS providers to carry all broadcast stations in a local market in both standard definition and HD if they carry any station in that market in both standard definition and HD.  If we were required to carry multiple versions of each broadcast station, we would have to dedicate more of our finite satellite capacity to each broadcast station.  We cannot predict the timing or outcome of this rulemaking process.

There can be no assurance that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.                     PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Pine Brook, New Jersey			X
Customer call center and general offices, Tulsa, Oklahoma			X
Customer call center, Alvin, Texas			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call, warehouse, service, and remanufacturing center, El Paso, Texas	X
Service and remanufacturing center, Englewood, Colorado		X
Service and remanufacturing center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse, Denver, Colorado	X
Warehouse and distribution center, Atlanta, Georgia			X

(1)         See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 14 satellites which are a major component of our DISH pay-TV service.  See further discussion under Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.” The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which DISH Network made an immaterial payment in exchange for a license to DISH Network and EchoStar of certain patents and patent applications.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop feature in our Hopper set-top box infringes the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc., Comcast Corp., DirecTV, Time Warner Cable Inc., Cox Communications, Inc., Level 3 Communications, Inc., Akamai Technologies, Inc., Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network, AT&T Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice.

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc., AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Sirius XM Radio Inc., Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ESPN

During 2008, our wholly-owned subsidiary DISH Network L.L.C. filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  On March 6, 2014, pursuant to a settlement and release agreement between the parties, we dismissed our appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing was disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during 2011.  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest.  As a result of the parties’ settlement and release, no further appeals are possible, and this matter is now concluded.

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of our Hopper set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims have proceeded in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties in California.

California Actions

The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.  The Fox claims are set for trial on January 13, 2015.

New York Actions

Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

As previously disclosed in our public filings, L-Band Acquisition, LLC (“LBAC”), DISH Network’s wholly-owned subsidiary, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP (the “LightSquared LP Lenders”) on July 23, 2013, which contemplated the purchase by LBAC of substantially all of the assets of LightSquared LP and certain of its subsidiaries (the “LBAC Bid”) that are debtors and debtors in possession in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).

Pursuant to the PSA, LBAC was entitled to terminate the PSA in certain circumstances, certain of which required three business days’ written notice, including, without limitation, in the event that certain milestones specified in the PSA were not met.  On January 7, 2014, LBAC delivered written notice of termination of the PSA to the LightSquared LP Lenders. As a result, the PSA terminated effective on January 10, 2014, and the LBAC Bid was withdrawn.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than DISH Network, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against LBAC and DISH Network in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.

DISH Network and LBAC intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of DISH Network, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of DISH Network’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to DISH Network in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims allege that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above has been withdrawn.  Jacksonville PFPF further claims that most members of DISH Network’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with DISH Network’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing DISH Network’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which as noted above has been withdrawn.

Five alleged shareholders have filed substantially similar putative derivative complaints in state and federal courts alleging the same or substantially similar claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  The United States District Court for the District of Nevada has stayed the action by Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan until April 16, 2014.

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”), in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,592,555 (the “555 patent”), 5,530,597 (the “597 patent”) and 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary DISH Network L.L.C. replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as United States Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the

2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC, in the United States District Court for the Central District of California, alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the United States Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  No trial date is currently set.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware, alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast Corporation, AT&T Inc., Sprint Spectrum LP dba Sprint PCS, Frontier Communications Corp., Bright House Networks L.L.C., United Parcel Services Inc., FedEx Corporation, General Motors Company and Ford Motor Company.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, and EchoStar and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International dismissed the action against us and the EchoStar entities with prejudice, pursuant to a settlement under which we and the EchoStar entities made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that the BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey set-top boxes infringe United States Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted DISH Network’s motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

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

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and is being amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations.”  The fair value of the Voom Settlement Agreement was assessed at $730 million and was recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 19, 2014, all 1,015 issued and outstanding shares of our common stock were held by DOC.  There is currently no established trading market for our common stock.

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

We expect to pay a dividend of approximately $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 H Block wireless spectrum licenses in the H Block auction.  See Note 11 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

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

EXECUTIVE SUMMARY

Overview

DISH Network added approximately 1,000 net Pay-TV subscribers during the year ended December 31, 2013, compared to the addition of approximately 89,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from lower gross new Pay-TV subscriber activations.  During the year ended December 31, 2013, DISH Network activated approximately 2.666 million gross new Pay-TV subscribers compared to approximately 2.739 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

DISH Network’s Pay-TV churn rate for the year ended December 31, 2013 was 1.58% compared to 1.57% for the same period in 2012.  The Pay-TV churn rate was negatively impacted in part because we increased our programming package price in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  The Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

“Net income (loss) attributable to DISH DBS” for the years ended December 31, 2013 and 2012 was $825 million and $484 million, respectively.  During the year ended December 31, 2013, “Net income (loss) attributable to DISH DBS” increased primarily due to the programming package price increase in February 2013, partially offset by an increase in subscriber-related expenses, subscriber acquisition costs and interest expense in 2013.  In addition, the year ended December 31, 2012 was negatively impacted by $730 million of litigation expense related to the Voom Settlement Agreement.  See Note 11 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Furthermore, gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

As the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  We implemented a new billing system as well as new sales and customer care systems in the first quarter 2012.  To improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance.

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper set-top box during first quarter 2012, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that includes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  We recently introduced the Super Joey receiver.  A consumer can use, at his or her option, the Super Joey combined with the Hopper to record up to eight shows at the same time.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

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

During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  See Note 11 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further information.

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

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s MSS “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s AWS-4 authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying its AWS-4 licenses to expand DISH Network’s terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, DISH Network was required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the Modified AWS-4 Final Build-Out Requirement, its terrestrial authorization for each license area in which it fails to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for DISH Network’s AWS-4 spectrum licenses to allow DISH Network to repurpose 20 MHz of its uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement were conditioned upon DISH Network bidding at least a net clearing price equal to the aggregate reserve price of $1.564 billion in the auction of wireless spectrum known as the “H Block.”  If DISH Network failed to meet this bidding condition, or if DISH Network fails to notify the FCC whether it intends to use its uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The H Block auction commenced January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder of all 176 H Block wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion, and, on March 14, 2014, DISH Network filed an application with the FCC to acquire these H Block spectrum licenses.  The FCC has not issued any of the H Block spectrum licenses to DISH Network, as such issuance depends upon, among other things, the FCC’s review and approval of DISH Network’s application.  DISH Network cannot predict the timing or the outcome of the FCC’s review of its application.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  The remaining balance of DISH Network’s winning bid of approximately $1.236 billion for the H Block spectrum licenses is due March 28, 2014.  In the event the FCC ultimately issues the H Block licenses to DISH Network, the FCC will also require that DISH Network pay approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum within 30 days of the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

and final build-out requirements.  Within four years after the FCC issues the H Block spectrum licenses, the licensee must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  Within ten years after the FCC issues the H Block spectrum licenses, the licensee must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If the licensee fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from ten years to eight years) for each H Block license area in which it fails to meet the requirement.  If the licensee fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block spectrum license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses would provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize DISH Network’s 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts, including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to acquired licenses.  We expect to pay a dividend of approximately $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 H Block wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

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

Subscriber-related expenses.  “Subscriber-related expenses” principally include programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third party distributors of our equipment domestically and to Pay-TV subscribers, as well as the cost of other hardware sales to Pay-TV subscribers related to the iPad promotion.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease Pay-TV receiver systems, we also subsidize certain costs to attract new Pay-TV subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of Pay-TV receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of Pay-TV receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  We exclude the value of equipment capitalized under our lease program for new Pay-TV subscribers from “Subscriber acquisition costs.”

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  DISH Network’s Pay-TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with its broadband services, plus the value of equipment capitalized under the lease program for new Pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  DISH Network includes all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as it believes it is a more comprehensive measure of how much we are spending to acquire subscribers.  DISH Network also includes all new Pay-TV subscribers in its calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, DISH Network elected to provide Pay-TV SAC rather than SAC, defined below, as it believes Pay-TV SAC provides a more meaningful metric.

SAC.  Historically, DISH Network has calculated SAC as “Subscriber acquisition costs,” plus the value of equipment capitalized under the lease program for new subscribers, divided by gross new subscriber activations.  This metric included the cost (e.g., subsidized and capitalized equipment) of acquiring Pay-TV subscribers and certain costs of acquiring broadband subscribers.  DISH Network also included all new Pay-TV subscribers in its calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  During the fourth quarter 2012, DISH Network elected to discontinue providing SAC as it believes Pay-TV SAC, which excludes broadband subscriber acquisition costs, provides a more meaningful metric.

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

“Pay-TV subscribers.”  DISH Network includes customers obtained through direct sales, third-party retailers and other third-party distribution relationships in its Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in the Pay-TV subscriber count.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  DISH Network calculates Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue,” excluding revenue from broadband services, for the period by the average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, DISH Network elected to provide Pay-TV ARPU rather than APRU, defined below, as it believes Pay-TV ARPU provides a more meaningful metric.

Average monthly revenue per subscriber (“ARPU”).  Historically, DISH Network has calculated ARPU by dividing average monthly “Subscriber-related revenue” for the period by the average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers was calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month was calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.  During the fourth quarter 2012, DISH Network elected to discontinue providing ARPU as it believes Pay-TV ARPU, which excludes revenue from broadband services, provides a more meaningful metric.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  DISH Network calculates Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$13,559,511	$13,038,611	$520,900	4.0
Equipment sales and other revenue	92,618	95,923	(3,305)	(3.4)
Equipment sales, services and other revenue - EchoStar	43,483	17,066	26,417	*
Total revenue	13,695,612	13,151,600	544,012	4.1

Costs and Expenses:
Subscriber-related expenses	7,677,111	7,246,104	431,007	5.9
% of Subscriber-related revenue	56.6%	55.6%
Satellite and transmission expenses - EchoStar	487,011	419,888	67,123	16.0
% of Subscriber-related revenue	3.6%	3.2%
Satellite and transmission expenses - Other	40,472	40,392	80	0.2
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	85,627	96,240	(10,613)	(11.0)
Subscriber acquisition costs	1,684,736	1,660,685	24,051	1.4
General and administrative expenses	687,122	666,217	20,905	3.1
% of Total revenue	5.0%	5.1%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	905,987	898,682	7,305	0.8
Total costs and expenses	11,568,066	11,758,665	(190,599)	(1.6)

Operating income (loss)	2,127,546	1,392,935	734,611	52.7

Other Income (Expense):
Interest income	38,214	22,431	15,783	70.4
Interest expense, net of amounts capitalized	(878,550)	(647,298)	(231,252)	(35.7)
Other, net	(2,833)	2,124	(4,957)	*
Total other income (expense)	(843,169)	(622,743)	(220,426)	(35.4)

Income (loss) before income taxes	1,284,377	770,192	514,185	66.8
Income tax (provision) benefit, net	(459,655)	(285,926)	(173,729)	(60.8)
Effective tax rate	35.8%	37.1%
Net income (loss)	824,722	484,266	340,456	70.3
Less: Net income (loss) attributable to noncontrolling interest	(300)	—	(300)	*
Net income (loss) attributable to DISH DBS	$825,022	$484,266	$340,756	70.4

DISH Network Data:
Pay-TV subscribers, as of period end (in millions)	14.057	14.056	0.001	0.0
Pay-TV subscriber additions, gross (in millions)	2.666	2.739	(0.073)	(2.7)
Pay-TV subscriber additions, net (in millions)	0.001	0.089	(0.088)	(98.9)
Pay-TV average monthly subscriber churn rate	1.58%	1.57%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$866	$784	$82	10.5
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.37	$76.98	$3.39	4.4

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH Network added approximately 1,000 net Pay-TV subscribers during the year ended December 31, 2013, compared to the addition of approximately 89,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from lower gross new Pay-TV subscriber activations.  During the year ended December 31, 2013, DISH Network activated approximately 2.666 million gross new Pay-TV subscribers compared to approximately 2.739 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

DISH Network’s Pay-TV churn rate for the year ended December 31, 2013 was 1.58% compared to 1.57% for the same period in 2012.  The Pay-TV churn rate was negatively impacted in part because we increased our programming package price in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  The Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.560 billion for the year ended December 31, 2013, an increase of $521 million or 4.0% compared to the same period in 2012.  The change in “Subscriber-related revenue” from the same period in 2012 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  DISH Network’s Pay-TV ARPU was $80.37 during the year ended December 31, 2013 versus $76.98 during the same period in 2012.  The $3.39 or 4.4% increase in Pay-TV ARPU was primarily attributable to the programming package price increase in February 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $7.677 billion during the year ended December 31, 2013, an increase of $431 million or 5.9% compared to the same period in 2012.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 56.6% and 55.6% of “Subscriber-related revenue” during the years ended December 31, 2013 and 2012, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, our “Subscriber-related expenses” may face further upward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $487 million during the year ended December 31, 2013, an increase of $67 million or 16.0% compared to the same period in 2012.  The increase in “Satellite and transmission expenses — EchoStar” is primarily related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in the first quarter 2013.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.685 billion for the year ended December 31, 2013, an increase of $24 million or 1.4% compared to the same period in 2012.  This change was primarily attributable to an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.

Pay-TV SAC.  DISH Network’s Pay-TV SAC was $866 during the year ended December 31, 2013 compared to $784 during the same period in 2012, an increase of $82 or 10.5%.  This increase was primarily attributable to increased equipment and advertising costs.  Capitalized equipment costs increased primarily due to an increase in the percentage of new subscriber activations with new Hopper and Hopper with Sling receiver systems.  In addition, the Hopper with Sling set-top box cost per unit is currently higher than the original Hopper set-top box.  Advertising costs increased due to brand spending related to the launch of our new Hopper with Sling set-top box in February 2013.

During the years ended December 31, 2013 and 2012, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $621 million and $506 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from the factors described above.

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

The Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2013 and 2012, these amounts totaled $135 million and $140 million, respectively.

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

Litigation expense.  “Litigation expense” related to the Voom Settlement Agreement totaled $730 million during the year ended December 31, 2012.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $906 million during the year ended December 31, 2013, a $7 million or 0.8% increase compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.  The expense in 2012 was impacted by the $68 million of depreciation expense related to the 148 degree orbital location.  See Note 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $879 million during year ended December 31, 2013, an increase of $231 million or 35.7% compared to the same period in 2012.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

This change primarily resulted from an increase in interest expense associated with the issuance of debt during 2013 and 2012, partially offset by the redemption of debt during 2013.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $3.031 billion during the year ended December 31, 2013, an increase of $737 million or 32.1% compared to the same period in 2012.  EBITDA for the year ended December 31, 2012 was negatively impacted by $730 million of “Litigation expense” related to the Voom Settlement Agreement.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2013	2012
	(In thousands)
EBITDA	$3,031,000	$2,293,741
Interest expense, net	(840,336)	(624,867)
Income tax (provision) benefit, net	(459,655)	(285,926)
Depreciation and amortization	(905,987)	(898,682)
Net income (loss) attributable to DISH DBS	$825,022	$484,266

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

Income tax (provision) benefit, net.  Our income tax provision was $460 million during the year ended December 31, 2013, an increase of $174 million compared to the same period in 2012.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.” This increase was partially offset by a decrease in the effective tax rate as a result of a decrease in state income taxes.

Net income (loss) attributable to DISH DBS.  “Net income (loss) attributable to DISH DBS” was $825 million during the year ended December 31, 2013, an increase of $341 million compared to $484 million for the same period in 2012.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$13,038,611	$12,959,025	$79,586	0.6
Equipment sales and other revenue	95,923	64,547	31,376	48.6
Equipment sales, services and other revenue - EchoStar	17,066	36,474	(19,408)	(53.2)
Total revenue	13,151,600	13,060,046	91,554	0.7

Costs and Expenses:
Subscriber-related expenses	7,246,104	6,841,760	404,344	5.9
% of Subscriber-related revenue	55.6%	52.8%
Satellite and transmission expenses - EchoStar	419,888	441,613	(21,725)	(4.9)
% of Subscriber-related revenue	3.2%	3.4%
Satellite and transmission expenses - Other	40,392	39,341	1,051	2.7
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	96,240	79,563	16,677	21.0
Subscriber acquisition costs	1,660,685	1,503,476	157,209	10.5
General and administrative expenses	666,217	615,887	50,330	8.2
% of Total revenue	5.1%	4.7%
Litigation expense	730,457	(316,949)	1,047,406	*
Depreciation and amortization	898,682	904,955	(6,273)	(0.7)
Total costs and expenses	11,758,665	10,109,646	1,649,019	16.3

Operating income (loss)	1,392,935	2,950,400	(1,557,465)	(52.8)

Other Income (Expense):
Interest income	22,431	13,209	9,222	69.8
Interest expense, net of amounts capitalized	(647,298)	(552,036)	(95,262)	(17.3)
Other, net	2,124	10,957	(8,833)	(80.6)
Total other income (expense)	(622,743)	(527,870)	(94,873)	(18.0)

Income (loss) before income taxes	770,192	2,422,530	(1,652,338)	(68.2)
Income tax (provision) benefit, net	(285,926)	(896,847)	610,921	68.1
Effective tax rate	37.1%	37.0%
Net income (loss)	484,266	1,525,683	(1,041,417)	(68.3)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—
Net income (loss) attributable to DISH DBS	$484,266	$1,525,683	$(1,041,417)	(68.3)

DISH Network Data:
Pay-TV subscribers, as of period end (in millions)	14.056	13.967	0.089	0.6
Pay-TV subscriber additions, gross (in millions)	2.739	2.576	0.163	6.3
Pay-TV subscriber additions, net (in millions)	0.089	(0.166)	0.255	*
Pay-TV average monthly subscriber churn rate	1.57%	1.63%	(0.06)%	(3.7)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$784	$770	$14	1.8
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$76.98	$76.43	$0.55	0.7

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH Network added approximately 89,000 net Pay-TV subscribers during the year ended December 31, 2012, compared to a loss of approximately 166,000 net Pay-TV subscribers during the same period in 2011.  The increase versus the same period in 2011 primarily resulted from a decrease in our average monthly Pay-TV churn rate and higher gross new Pay-TV subscriber activations due primarily to increased advertising associated with our Hopper set-top box.  During the year ended December 31, 2012, DISH Network activated approximately 2.739 million gross new Pay-TV subscribers compared to approximately 2.576 million gross new Pay-TV subscribers during the same period in 2011, an increase of 6.3%.

Our gross new Pay-TV subscriber activations continued to be negatively impacted by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Telecommunications companies continued to grow their pay-TV customer bases.  In addition, our gross new Pay-TV subscriber activations continued to be adversely affected by sustained economic weakness and uncertainty.

DISH Network’s average monthly Pay-TV churn rate for the year ended December 31, 2012 was 1.57% compared to 1.63% for the same period in 2011.  The Pay-TV churn rate was positively impacted in part because we did not have a programming package price increase in the first quarter 2012, but did during the same period in 2011.  While Pay-TV churn improved compared to the same period in 2011, churn continued to be adversely affected by the increased competitive pressures discussed above.  The Pay-TV churn rate was also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, the aggressiveness of competitor subscriber acquisition efforts, and our ability to control piracy and other forms of fraud.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $13.039 billion for the year ended December 31, 2012, an increase of $80 million or 0.6% compared to the same period in 2011.  The change in “Subscriber-related revenue” from the previous year was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  DISH Network’s “Pay-TV average monthly revenue per subscriber” was $76.98 during the year ended December 31, 2012 versus $76.43 during the same period in 2011.  The $0.55 or 0.7% increase in Pay-TV ARPU was primarily attributable to higher hardware related revenue.

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

Pay-TV SAC.  DISH Network’s Pay-TV SAC was $784 during the year ended December 31, 2012 compared to $770 during the same period in 2011, an increase of $14 or 1.8%.  This increase was primarily attributable to increased advertising associated with our Hopper set-top box.

During the years ended December 31, 2012 and 2011, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $506 million and $480 million, respectively.  This increase in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from an increase in gross new Pay-TV subscribers.

The Pay-TV SAC calculation did not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that was made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2012 and 2011, these amounts totaled $140 million and $96 million, respectively.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.294 billion during the year ended December 31, 2012, a decrease of $1.573 billion or 40.7% compared to the same period in 2011.  EBITDA for the year ended December 31, 2012 was unfavorably impacted by $730 million of litigation expense related to the Voom Settlement Agreement and an increase in “Subscriber-related expense.”  EBITDA for the year ended December 31, 2011 was favorably impacted by the reversal of $341 million of “Litigation expense” related to the April 29, 2011 settlement agreement with TiVo, which had been previously recorded as an expense prior to the first quarter 2011.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2012	2011
	(In thousands)
EBITDA	$2,293,741	$3,866,312
Interest expense, net	(624,867)	(538,827)
Income tax (provision) benefit, net	(285,926)	(896,847)
Depreciation and amortization	(898,682)	(904,955)
Net income (loss) attributable to DISH DBS	$484,266	$1,525,683

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

Net income (loss) attributable to DISH DBS.  “Net income (loss) attributable to DISH DBS” was $484 million during the year ended December 31, 2012, a decrease of $1.042 billion compared to $1.526 billion for the same period in 2011.  The decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $8.412 billion, all of which was invested in (a) cash; (b) variable rate demand notes (“VRDNs”) convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio, however, we normally hold these investments to maturity.  Based on our December 31, 2013 current non-strategic investment portfolio of $8.412 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2013 of 0.5%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $3 million in annual interest income.

Restricted Cash and Marketable Investment Securities

As of December 31, 2013, we had $83 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2013 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2013, we had long-term debt of $13.409 billion, excluding capital lease obligations, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.026 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $318 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of December 31, 2013, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $82 million.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  Such amounts, however, are typically insignificant.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.            OTHER INFORMATION

None.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2013.  KPMG served as our independent registered public accounting firm for the fiscal year ended December 31, 2013.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2013 and 2012

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended
	December 31,
	2013	2012
Audit Fees (1)	$2,125,000	$2,225,000
Audit-Related Fees (2)	385,135	329,117
Total Audit and Audit-Related Fees	2,510,135	2,554,117
Tax Fees (3)	2,281,718	1,752,765
Total Fees	$4,791,853	$4,306,882

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2013 and 2012 were pre-approved by the Audit Committee of DISH Network.

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

4.1*

Indenture, relating to the 6 5/8% Senior Notes Due 2014, dated October 1, 2004 between DISH DBS and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed October 1, 2004, Commission File No. 0-26176).

4.2*

Indenture, relating to the 7 1/8% Senior Notes Due 2016, dated as of February 2, 2006 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed February 3, 2006, Commission File No. 0-26176).

4.3*

Indenture, relating to the 7 3/4% Senior Notes Due 2015, dated as of May 27, 2008 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 28, 2008, Commission File No.0-26176).

4.4*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.5*

Indenture, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 000-26176).

4.6*

Indenture, relating to the 4 5/8% Senior Notes Due 2017, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.7*

Indenture, relating to the 5 7/8% Senior Notes Due 2022, dated as of May 16, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.8*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 between DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012, Commission File No. 333-31929).

4.9*

Indenture, relating to the 5 1/8% Senior Notes due 2020, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed April 5, 2013, Commission File No. 333-31929).

4.10*

Indenture, relating to the 4 1/4% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed April 5, 2013, Commission File No. 333-31929).

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No.0-26176).***

10.3*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No.0-26176).***

10.4*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No.0-26176).***

10.5*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).***

10.6*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).***

10.7*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).***

10.8*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).***

10.9*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No.0-26176).***

10.10*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No.0-26176).***

10.11*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No.0-26176).***

10.12*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).***

10.13*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).***

10.14*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).***

10.15*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).***

10.16*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).***

10.17*

Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2005, Commission File No.0-26176).**

10.18*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No.0-26176).***

10.19*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No.0-26176).***

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

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).**

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).**

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).**

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).**

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to Appendix D to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 000-26176).**

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

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

10.50*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.51*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.52*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.53*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.54*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.55*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 0-26176).**

10.56*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference from Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2013, filed on March 24, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  March 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman	March 24, 2014
Charles W. Ergen

/s/ Joseph P. Clayton	President and Chief Executive Officer	March 24, 2014
Joseph P. Clayton	(Principal Executive Officer)

/s/ Robert E. Olson	Executive Vice President and Chief Financial Officer	March 24, 2014
Robert E. Olson	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 24, 2014
James DeFranco

/s/ R. Stanton Dodge	Director	March 24, 2014
R. Stanton Dodge

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

DISH DBS Corporation:

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of DISH DBS Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 24, 2014

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,294,475	$3,424,387
Marketable investment securities (Note 4)	4,117,326	2,269,670
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,981 and $13,834, respectively	859,986	823,374
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	52,602	19,924
Inventory	512,646	464,393
Deferred tax assets (Note 8)	65,457	91,722
Other current assets	143,564	117,157
Total current assets	10,046,056	7,210,627

Noncurrent Assets:
Restricted cash and marketable investment securities (Note 4)	82,780	121,661
Property and equipment, net (Note 6)	2,979,323	3,007,384
FCC authorizations	635,794	635,794
Other noncurrent assets, net	258,754	198,992
Total noncurrent assets	3,956,651	3,963,831
Total assets	$14,002,707	$11,174,458

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$257,950	$221,839
Trade accounts payable - EchoStar	338,788	262,843
Deferred revenue and other	824,478	832,518
Accrued programming	1,238,610	1,092,346
Accrued interest	232,732	224,383
Litigation accrual (Note 11)	—	70,999
Other accrued expenses	457,775	440,990
Current portion of long-term debt and capital lease obligations (Note 7)	1,032,607	534,787
Total current liabilities	4,382,940	3,680,705

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion (Note 7)	12,596,608	11,328,944
Deferred tax liabilities (Note 8)	1,247,375	1,184,349
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	159,684	242,360
Total long-term obligations, net of current portion	14,003,667	12,755,653
Total liabilities	18,386,607	16,436,358

Commitments and Contingencies (Note 11)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,300,101	1,254,814
Accumulated other comprehensive income (loss)	11,189	6,080
Accumulated earnings (deficit)	(5,697,772)	(6,522,794)
Total DISH DBS stockholder’s equity (deficit)	(4,386,482)	(5,261,900)
Noncontrolling interest	2,582	—
Total stockholder’s equity (deficit)	(4,383,900)	(5,261,900)
Total liabilities and stockholder’s equity (deficit)	$14,002,707	$11,174,458

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Subscriber-related revenue	$13,559,511	$13,038,611	$12,959,025
Equipment sales and other revenue	92,618	95,923	64,547
Equipment sales, services and other revenue - EchoStar	43,483	17,066	36,474
Total revenue	13,695,612	13,151,600	13,060,046

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	7,677,111	7,246,104	6,841,760
Satellite and transmission expenses:
EchoStar	487,011	419,888	441,613
Other	40,472	40,392	39,341
Cost of sales - equipment, services and other	85,627	96,240	79,563
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies - EchoStar	252,178	264,208	249,440
Other subscriber acquisition costs	1,432,558	1,396,477	1,254,036
Total subscriber acquisition costs	1,684,736	1,660,685	1,503,476
General and administrative expenses - EchoStar	69,224	49,878	45,188
General and administrative expenses	617,898	616,339	570,699
Litigation expense (Note 11)	—	730,457	(316,949)
Depreciation and amortization (Note 6)	905,987	898,682	904,955
Total costs and expenses	11,568,066	11,758,665	10,109,646

Operating income (loss)	2,127,546	1,392,935	2,950,400

Other Income (Expense):
Interest income	38,214	22,431	13,209
Interest expense, net of amounts capitalized	(878,550)	(647,298)	(552,036)
Other, net	(2,833)	2,124	10,957
Total other income (expense)	(843,169)	(622,743)	(527,870)

Income (loss) before income taxes	1,284,377	770,192	2,422,530
Income tax (provision) benefit, net (Note 8)	(459,655)	(285,926)	(896,847)
Net income (loss)	824,722	484,266	1,525,683
Less: Net income (loss) attributable to noncontrolling interest	(300)	—	—
Net income (loss) attributable to DISH DBS	$825,022	$484,266	$1,525,683

Comprehensive Income (Loss):
Net income (loss)	$824,722	$484,266	$1,525,683
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	8,781	8,047	(5,215)
Deferred income tax (expense) benefit, net	(3,672)	(517)	—
Total other comprehensive income (loss), net of tax	5,109	7,530	(5,215)
Comprehensive income (loss)	829,831	491,796	1,520,468
Less: Comprehensive income (loss) attributable to noncontrolling interest	(300)	—	—
Comprehensive income (loss) attributable to DISH DBS	$830,131	$491,796	$1,520,468

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interest	Total
Balance, December 31, 2010	$—	$1,170,560	$3,765	$(4,116,885)	$—	$(2,942,560)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(3,500,000)	—	(3,500,000)
Non-cash, stock-based compensation	—	31,163	—	—	—	31,163
Income tax (expense) benefit related to stock awards and other	—	5,958	—	—	—	5,958
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(5,215)	—	—	(5,215)
Net income (loss) attributable to DISH DBS	—	—	—	1,525,683	—	1,525,683
Balance, December 31, 2011	$—	$1,207,681	$(1,450)	$(6,091,202)	$—	$(4,884,971)
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(915,858)	—	(915,858)
Non-cash, stock-based compensation	—	38,573	—	—	—	38,573
Income tax (expense) benefit related to stock awards and other	—	8,560	—	—	—	8,560
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	8,047	—	—	8,047
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(517)	—	—	(517)
Net income (loss) attributable to DISH DBS	—	—	—	484,266	—	484,266
Balance, December 31, 2012	$—	$1,254,814	$6,080	$(6,522,794)	$—	$(5,261,900)
Non-cash, stock-based compensation	—	29,647	—	—	—	29,647
Income tax (expense) benefit related to stock awards and other	—	18,788	—	—	—	18,788
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	8,781	—	—	8,781
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(3,672)	—	—	(3,672)
Capital distribution to EchoStar	—	(3,148)	—	—	—	(3,148)
Noncontrolling interest recognized with acquisition of a controlling interest in subsidiary	—	—	—	—	2,882	2,882
Net income (loss) attributable to noncontrolling interest	—	—	—	—	(300)	(300)
Net income (loss) attributable to DISH DBS	—	—	—	825,022	—	825,022
Balance, December 31, 2013	$—	$1,300,101	$11,189	$(5,697,772)	$2,582	$(4,383,900)

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$824,722	$484,266	$1,525,683
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	905,987	898,682	904,955
Realized and unrealized losses (gains) on investments	—	(1,751)	(10,758)
Non-cash, stock-based compensation	29,647	38,573	31,163
Deferred tax expense (benefit) (Note 8)	71,405	169,308	582,519
Other, net	(82,032)	(20,897)	17,342
Changes in current assets and current liabilities:
Trade accounts receivable - other	(36,867)	(55,048)	18,173
Allowance for doubtful accounts	2,147	1,918	(17,735)
Trade accounts receivable - EchoStar	(32,678)	(3,628)	(2,141)
Inventory	(18,437)	84,151	(56,063)
Other current assets	(26,407)	635	(5,723)
Trade accounts payable - other	32,620	93,392	(31,614)
Trade accounts payable - EchoStar	75,945	39,926	(15,712)
Deferred revenue and other	(8,040)	23,239	5,822
Litigation expense accrual (Note 11 and Note 15)	—	5,419	(316,949)
Litigation settlement payments (Note 11 and Note 15)	(70,999)	—	(350,000)
Accrued programming and other accrued expenses	163,308	196,219	(10,600)
Net cash flows from operating activities	1,830,321	1,954,404	2,268,362

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	(1,838,875)	(1,580,123)	919,433
Purchases of property and equipment	(925,203)	(778,742)	(765,490)
Change in restricted cash and marketable investment securities	38,881	(2,017)	12,751
Other, net	(12,235)	(23,895)	9,954
Net cash flows from investing activities	(2,737,432)	(2,384,777)	176,648

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,300,000	4,400,000	2,000,000
Proceeds from issuance of restricted debt	2,600,000	—	—
Repurchases and redemption of 7% Senior Notes due 2013	(500,000)	—	—
Redemption of restricted debt	(2,600,000)	—	—
Funding of restricted debt escrow	(2,596,750)	—	—
Release of restricted debt escrow	2,596,771	—	—
Debt issuance costs	(11,146)	(13,246)	(27,261)
Repurchases and redemption of 6 3/8% Senior Notes due 2011	—	—	(1,000,000)
Repayment of long-term debt and capital lease obligations	(35,586)	(34,890)	(32,716)
Dividend to DISH Orbital Corporation	—	(907,230)	(3,500,000)
Other, net	23,910	11,054	6,773
Net cash flows from financing activities	1,777,199	3,455,688	(2,553,204)

Net increase (decrease) in cash and cash equivalents	870,088	3,025,315	(108,194)
Cash and cash equivalents, beginning of period	3,424,387	399,072	507,266
Cash and cash equivalents, end of period	$4,294,475	$3,424,387	$399,072

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded direct broadcast satellite (“DBS”) pay-TV service in the United States.  The DISH branded pay-TV service consists of Federal Communications Commission (“FCC”) licenses authorizing us to use DBS and Fixed Satellite Service (“FSS”) spectrum, our satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

2.              Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interest.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2013 and 2012 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

Property and Equipment

Property and equipment are stated at amortized cost less impairment losses, if any. The costs of satellites under construction, including interest and certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from one to 40 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Impairment of Long-Lived Assets

We review our long-lived assets and identifiable finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment recognized is the difference between the carrying value and the fair value as estimated using discounted cash flows.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2013.

Indefinite Lived Intangible Assets

We do not amortize indefinite lived intangible assets, but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise.  Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment as described above for long-lived assets.  Our intangible assets with indefinite lives primarily consist of FCC licenses.  Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

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

DBS FCC Licenses.  We combine all of our indefinite lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2013, we determined that the estimated fair value of the DBS FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

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

Accounting for Uncertainty in Income Taxes

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty. We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled. We adjust our estimates periodically for ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of December 31, 2013 and 2012, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense ratably over the terms of the respective notes.  See Note 7.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.

Revenue from our pay-TV service is recognized when programming is broadcast to subscribers.  Payments received from our Pay-TV subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from 18 months to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for pay-TV equipment rental and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

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

Subscriber-Related Expenses

The cost of television programming distribution rights is generally incurred on a per subscriber basis and various upfront carriage payments are recognized when the related programming is distributed to subscribers.  Long-term flat rate programming contracts are charged to expense using the straight-line method over the term of the agreement.  The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament.  “Subscriber-related expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) principally include programming expenses, costs for pay-TV services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.  These costs are recognized as the services are performed or as incurred.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber acquisition costs.”  Net proceeds from the sale of subscriber related equipment pursuant to our subscriber acquisition promotions are not recognized as revenue.

Advertising Costs

Our advertising costs associated with acquiring new Pay-TV subscribers are expensed as incurred.  During the years ended December 31, 2013, 2012 and 2011, we recorded advertising costs of $448 million, $429 million and $329 million, respectively, within “Other subscriber acquisition costs” and “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Deferred Cost of Sales

On May 22, 2013, we launched a promotion whereby qualifying new Pay-TV subscribers may choose either an Apple® iPad® 2 or programming credits when they, among other things, commit to a two-year contract.  The costs of the iPad 2 are recorded as short-term or long-term deferred cost of sales expense within “Other current assets” and “Other noncurrent assets, net,” respectively, on our Consolidated Balance Sheets and are amortized on a straight-line basis over the related contract term to “Cost of sales — equipment, services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

3.              Statements of Cash Flow Data

The following presents our supplemental cash flow statement disclosure.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash paid for interest	$875,006	$537,512	$545,406
Cash received for interest	36,242	22,431	11,468
Cash paid for income taxes	1,351	20,624	14,661
Cash paid for income taxes to DISH Network	433,120	272,599	384,462
Satellites and other assets financed under capital lease obligations	1,070	5,857	10,548
Receipt of marketable investment securities with no cash consideration	—	13,237	—
Net satellite broadband assets distributed to DISH Network	—	8,628	—

Our parent, DISH Network, provides a centralized system for the management of our cash and marketable investment securities as it does for all of its subsidiaries, among other reasons, to maximize yield of the portfolio.  As a result, the cash and marketable investment securities included on our Consolidated Balance Sheets is a component or portion of the overall cash and marketable investment securities portfolio included on DISH Network’s Consolidated Balance Sheets and managed by DISH Network.  We are reflecting the purchases and sales of marketable investment securities on a net basis for each year presented on our Consolidated Statements of Cash Flows as we believe the net presentation is more meaningful to our cash flows from investing activities.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.              Marketable Investment Securities and Restricted Cash and Cash Equivalents

Our marketable investment securities and restricted cash and cash equivalents consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$105,854	$124,007
Current marketable investment securities - other	4,011,472	2,145,663
Total current marketable investment securities	4,117,326	2,269,670
Restricted marketable investment securities (1)	63,902	49,044
Total marketable investment securities	4,181,228	2,318,714

Restricted cash and cash equivalents (1)	18,878	72,617

Total marketable investment securities and restricted cash and cash equivalents	$4,200,106	$2,391,331

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.  See Note 2 for further discussion.

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

Restricted Cash and Marketable Investment Securities

As of December 31, 2013 and 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 11 for further information.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2013 and 2012, we had accumulated net unrealized gains of $15 million and $7 million, respectively.  These amounts, net of related tax effect, were $11 million and $6 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2013				2012
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$105,854	$—	$—	$—	$124,007	$—	$—	$—
Other (including restricted)	4,048,851	5,447	(3,355)	2,092	2,181,064	7,335	(1,144)	6,191
Equity securities:
Other (1)	26,523	13,286	—	13,286	13,643	406	—	406
Total	$4,181,228	$18,733	$(3,355)	$15,378	$2,318,714	$7,741	$(1,144)	$6,597

(1)  In connection with certain commercial arrangements that we entered into during the third quarter 2012, among other things, we received shares of common stock from a single issuer for no cash consideration.

As of December 31, 2013, restricted and non-restricted marketable investment securities included debt securities of $3.819 billion with contractual maturities within one year, $314 million with contractual maturities extending longer than one year through and including five years, $1 million with contractual maturities extending longer than five years through and including ten years and $21 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2013 and 2012, the unrealized losses on our investments in debt securities primarily represented investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2013		2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$2,002,239	$(2,820)	$724,739	$(865)
12 months or more	38,043	(535)	29,045	(279)
Total	$2,040,282	$(3,355)	$753,784	$(1,144)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2013				2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$3,743,328	$275,277	$3,468,051	$—	$3,014,946	$59,386	$2,955,560	$—

Debt securities:
VRDNs	$105,854	$—	$105,854	$—	$124,007	$—	$124,007	$—
Other (including restricted)	4,048,851	—	4,048,851	—	2,181,064	—	2,181,064	—

Equity securities	26,523	26,523	—	—	13,643	13,643	—	—

Total	$4,181,228	$26,523	$4,154,705	$—	$2,318,714	$13,643	$2,305,071	$—

During the year ended December 31, 2013, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.     Inventory

Inventory consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Finished goods	$299,975	$259,274
Raw materials	102,563	122,758
Work-in-process	110,108	82,361
Total (1)	$512,646	$464,393

(1)         The increase in inventory as of December 31, 2013 primarily related to an increase in Hopper® and Joey® set-top boxes and broadband equipment.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.     Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2013	2012
		(In thousands)
Equipment leased to customers	2-5	$3,496,994	$3,424,911
EchoStar I	12	201,607	201,607
EchoStar VII	15	177,000	177,000
EchoStar X	15	177,192	177,192
EchoStar XI	15	200,198	200,198
EchoStar XIV	15	316,541	316,541
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	600,439	580,588
Buildings and improvements	1-40	80,439	74,398
Land	-	5,504	5,207
Construction in progress	-	39,043	20,469
Total property and equipment		6,072,434	5,955,588
Accumulated depreciation		(3,093,111)	(2,948,204)
Property and equipment, net		$2,979,323	$3,007,384

Construction in progress consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Computer hardware projects	$20,216	$2,115
Software projects	15,017	6,088
Other	3,810	12,266
Construction in progress	$39,043	$20,469

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Equipment leased to customers	$739,266	$649,394	$725,904
Satellites	108,682	123,431	128,352
Buildings, furniture, fixtures, equipment and other	58,039	58,081	50,699
148 degree orbital location (1)	—	67,776	—
Total depreciation and amortization	$905,987	$898,682	$904,955

(1)           See “FCC Authorizations” below.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

We did not record any capitalized interest during the years ended December 31, 2013, 2012 or 2011.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellites

DBS Satellites.  As of December 31, 2013, we utilized 14 satellites in geostationary orbit approximately 22,300 miles above the equator, six of which we owned and depreciated over the useful life of each satellite.  As of December 31, 2013, we utilized capacity on six satellites from EchoStar, which were accounted for as operating leases.  As of December 31, 2013, we also leased two satellites from third parties, which were accounted for as capital leases and were depreciated over the shorter of the economic life or the term of the satellite agreement.

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar I (1)(5)	December 1995	77	12
EchoStar VII (2)(5)	February 2002	119	15
EchoStar X (2)(5)	February 2006	110	15
EchoStar XI (2)(5)	July 2008	110	15
EchoStar XIV (5)	March 2010	119	15
EchoStar XV	July 2010	45	15

Leased from EchoStar:
EchoStar VIII (1)(3)(4)	August 2002	77	NA
EchoStar IX (1)(3)	August 2003	121	NA
EchoStar XII (1)(4)	July 2003	61.5	NA
Nimiq 5 (1)(3)	September 2009	72.7	NA
EchoStar XVI (1)	November 2012	61.5	NA
QuetzSat-1 (1)(3)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 15 for further discussion of our Related Party Transactions with EchoStar.

(2)         During the fourth quarter 2012, the estimated useful life of these satellites was extended from 12 years to 15 years on a prospective basis based on management’s assessment of, among other things, these satellites’ useful lives, technological obsolescence risk, estimated remaining fuel life and estimated useful lives of our other DBS satellites.  This increase in the estimated useful life of these satellites had an immaterial effect on our results of operations.

(3)         We lease a portion of the capacity on these satellites.

(4)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(5)         On February 20, 2014, we entered into agreements with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 16 for further discussion of our Subsequent Events.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.  In addition, see Note 16 for further discussion of our Subsequent Events.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, DISH Network entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, DISH Network entered into an agreement with ArianeSpace S.A. for launch services for this satellite, which is expected to be launched during 2015.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Prior to 2013, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  Recent developments with respect to certain of our satellites are discussed below.

Leased Satellites

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available.  During the third quarter 2013, EchoStar informed us that EchoStar XII will likely experience further loss of available electrical power that will impact its operational capability, and EchoStar reduced the remaining estimated useful life of the satellite to 18 months.  Pursuant to our satellite lease agreement with EchoStar, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS which provides service to the continental United States, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  This satellite is currently not in service and serves as an in-orbit spare.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.     Long-Term Debt

7% Senior Notes due 2013

During September 2013, we repurchased $49 million of our 7% Senior Notes due 2013 in open market transactions.  On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the second quarter 2013, we recorded $7 million in interest expense and deferred financing costs related to the issuance and redemption of our 5% Senior Notes due 2017 as “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year, 5 1/8% Senior Notes due May 1, 2020 at an issue price of 100%.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

•                 merge or consolidate with another company; and

•                 transfer or sell assets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

During the second quarter 2013, we recorded $23 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 as “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5 % Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5 % Senior Notes due March 15, 2023 at an issue price of 100.0%.  Interest accrues at an annual rate of 5 % and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year.

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

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
6 5/8% Senior Notes due 2014	April 1 and October 1	$66,250
7 3/4% Senior Notes due 2015	May 31 and November 30	$58,125
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 % Senior Notes due 2013 (1)	—	—	500,000	521,875
6 5/8% Senior Notes due 2014 (2)	1,000,000	1,040,200	1,000,000	1,078,500
7 3/4% Senior Notes due 2015	750,000	813,750	750,000	844,725
7 1/8% Senior Notes due 2016	1,500,000	1,657,500	1,500,000	1,683,750
4 5/8% Senior Notes due 2017	900,000	946,962	900,000	940,500
4 1/4% Senior Notes due 2018	1,200,000	1,221,792	—	—
7 7/8% Senior Notes due 2019	1,400,000	1,603,000	1,400,000	1,669,500
5 1/8% Senior Notes due 2020	1,100,000	1,104,950	—	—
6 3/4% Senior Notes due 2021	2,000,000	2,122,500	2,000,000	2,280,000
5 7/8% Senior Notes due 2022	2,000,000	1,997,500	2,000,000	2,150,000
5 % Senior Notes due 2023	1,500,000	1,458,090	1,500,000	1,548,750
Mortgages and other notes payable	59,313	59,313	65,427	65,427
Subtotal	13,409,313	$14,025,557	11,615,427	$12,783,027
Capital lease obligations (3)	219,902	NA	248,304	NA
Total long-term debt and capital
lease obligations (including current portion)	$13,629,215		$11,863,731

(1)         During September 2013, we repurchased $49 million of our 7% Senior Notes due 2013 in open market transactions.  On October 1, 2013, we redeemed the remaining $451 million principal balance of our 7% Senior Notes due 2013.

(2)         Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2013.

(3)         Disclosure regarding fair value of capital leases is not required.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Satellites and other capital lease obligations	$219,902	$248,304
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates ranging from approximately 6% to 13%	59,313	65,427
Total	279,215	313,731
Less current portion	(32,607)	(34,787)
Other long-term debt and capital lease obligations, net of current portion	$246,608	$278,944

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

As of December 31, 2013 and 2012, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $236 million and $194 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2013 are as follows (in thousands):

For the Years Ended December 31,
2014	$77,944
2015	76,007
2016	76,007
2017	76,007
2018	75,982
Thereafter	162,331
Total minimum lease payments	544,278
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(254,832)
Net minimum lease payments	289,446
Less: Amount representing interest	(69,544)
Present value of net minimum lease payments	219,902
Less: Current portion	(26,829)
Long-term portion of capital lease obligations	$193,073

The summary of future maturities of our outstanding long-term debt as of December 31, 2013 is included in the commitments table in Note 11.  In addition, see Note 16 for further discussion of our Subsequent Events.

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

As of December 31, 2013, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $5 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2017.  In addition, there are $11 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The credit carryforwards begin to expire in the year 2022.

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2013, 2012 and 2011 were $433 million, $273 million and $384 million, respectively.

The components of the (provision for) benefit from income taxes were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current (provision) benefit:
Federal	$(361,662)	$(127,291)	$(277,920)
State	(13,272)	10,673	(36,408)
Foreign	(13,316)	—	—
	(388,250)	(116,618)	(314,328)
Deferred (provision) benefit:
Federal	(65,955)	(126,561)	(553,393)
State	(5,450)	(42,747)	(35,887)
Decrease (increase) in valuation allowance	—	—	6,761
	(71,405)	(169,308)	(582,519)
Total benefit (provision)	$(459,655)	$(285,926)	$(896,847)

The actual tax provisions for 2013, 2012 and 2011 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Years Ended December 31,
	2013	2012	2011
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(1.0)	(2.7)	(2.0)
Other	0.2	0.6	(0.3)
Decrease (increase) in valuation allowance	—	—	0.3
Total benefit (provision) for income taxes	(35.8)	(37.1)	(37.0)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012, were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$10,645	$9,565
Accrued expenses	48,416	75,996
Stock-based compensation	23,006	26,351
Deferred revenue	54,331	67,023
Total deferred tax assets	136,398	178,935
Valuation allowance	(7,469)	(7,656)
Deferred tax asset after valuation allowance	128,929	171,279

Deferred tax liabilities:
Depreciation and amortization	(1,272,014)	(1,234,003)
Unrealized gains on investments	(2,204)	(773)
Other liabilities	(36,629)	(29,130)
Total deferred tax liabilities	(1,310,847)	(1,263,906)
Net deferred tax asset (liability)	$(1,181,918)	$(1,092,627)

Current portion of net deferred tax asset	$65,457	$91,722
Noncurrent portion of net deferred tax asset (liability)	(1,247,375)	(1,184,349)
Total net deferred tax asset (liability)	$(1,181,918)	$(1,092,627)

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2002 due to the carryover of previously incurred net operating losses.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2013	2012	2011
	(In thousands)
Balance as of beginning of period	$185,669	$190,935	$170,226
Additions based on tax positions related to the current year	9,533	5,949	9,836
Reductions based on tax positions related to current years	—	—	(1,170)
Additions based on tax positions related to prior years	66,307	1,581	16,610
Reductions based on tax positions related to prior years	—	(3,461)	—
Reductions based on tax positions related to settlements with taxing authorities	(103,311)	—	(1,185)
Reductions based on tax positions related to the lapse of the statute of limitations	(12,314)	(9,335)	(3,382)
Balance as of end of period	$145,884	$185,669	$190,935

We have $146 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2013 and 2012, we recorded $8 million and $6 million in interest and penalty expense to earnings, respectively.  During the year ended December 31, 2011, we recorded $1 million in interest and penalty benefit to earnings.  Accrued interest and penalties were $13 million and $15 million at December 31, 2013 and 2012, respectively.  The above table excludes these amounts.

9.              Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2013, DISH Network had 1.1 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2013, 2012 and 2011, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

401(k) Employee Savings Plan

DISH Network sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by DISH Network, subject to a maximum annual contribution of $2,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  DISH Network’s board of directors may also authorize an annual discretionary contribution to the 401(k) Plan with authorization by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in DISH Network’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2013	2012	2011
	(In thousands)
Matching contributions, net of forfeitures	$5,994	$2,750	$1,521
Discretionary stock contributions, net of forfeitures	$26,096	$23,772	$22,331

10.       Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2013, there were outstanding under these plans stock options to acquire 11.9 million shares of DISH Network’s Class A common stock and 1.9 million restricted stock units associated with our employees.  Stock options granted on or prior to December 31, 2013 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of December 31, 2013, DISH Network had 69.7 million shares of its Class A common stock available for future grant under its stock incentive plans.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees except for the 2005 LTIP performance awards, which were determined not to be probable as of December 31, 2013.  See discussion of the 2005 LTIP below.

The following stock awards were outstanding:

	As of December 31, 2013
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	11,938,090	1,863,165	542,048	41,622

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2013 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ —	-	$ 10.00	1,514,885	3.79	$6.33	1,411,885	3.68	$6.33
$10.01	-	$ 15.00	138,286	5.49	$12.16	23,085	5.28	$12.75
$15.01	-	$ 20.00	3,860,300	4.12	$17.37	426,700	2.75	$17.72
$20.01	-	$ 25.00	1,560,312	4.06	$21.47	893,412	2.62	$21.34
$25.01	-	$ 30.00	2,238,007	7.09	$27.80	1,200,907	6.64	$27.71
$30.01	-	$ 35.00	437,800	6.95	$32.04	88,300	5.29	$31.82
$35.01	-	$ 40.00	2,159,500	9.03	$36.64	7,000	9.01	$36.40
$40.01	-	$ 45.00	10,000	4.50	$42.52	10,000	4.50	$42.52
$45.01	-	$ 50.00	19,000	9.36	$45.68	—	—	$—
$ —	-	$ 50.00	11,938,090	5.65	$22.49	4,061,289	4.28	$17.88

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	13,018,490	$18.99	17,640,074	$20.38	18,447,004	$17.76
Granted	2,225,500	$36.75	589,500	$32.25	3,198,500	$28.52
Exercised	(3,172,900)	$14.70	(4,406,888)	$18.51	(1,640,462)	$12.36
Forfeited and cancelled	(133,000)	$30.25	(804,196)	$20.34	(2,364,968)	$12.11
Total options outstanding, end of period	11,938,090	$22.49	13,018,490	$18.99	17,640,074	$20.38
Performance based options outstanding, end of period (2)	6,468,500	$24.92	6,400,700	$18.71	8,022,975	$18.89
Exercisable at end of period	4,061,289	$17.88	4,310,489	$17.92	6,387,798	$21.73

(1)         The beginning of period weighted-average exercise price for the year ended December 31, 2013 of $18.99 does not reflect the 2012 Stock Option Adjustment, which occurred subsequent to December 31, 2012.  The beginning of period weighted-average exercise price for the year ended December 31, 2012 of $20.38 does not reflect the 2011 Stock Option Adjustment, which occurred subsequent to December 31, 2011.

(2)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$37,583	$22,898	$9,786

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Based on the closing market price of DISH Network Class A common stock on December 31, 2013, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2013
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$422,987	$162,600

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,076,748	$22.82	1,179,709	$23.11	1,271,984	$22.06
Granted	990,000	$36.53	—	$—	300,000	$30.67
Vested	(135,250)	$29.19	(24,795)	$22.94	(14,705)	$11.09
Forfeited and cancelled	(68,333)	$32.91	(78,166)	$27.20	(377,570)	$26.23
Total restricted stock units outstanding, end of period	1,863,165	$29.27	1,076,748	$22.82	1,179,709	$23.11
Restricted Performance Units outstanding, end of period (1)	1,863,165	$29.27	1,076,748	$22.82	1,179,709	$23.11

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until DISH Network concludes achievement of the performance condition is probable.  Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2013, that assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if DISH Network had determined that achievement of the goal was probable during the year ended December 31, 2013, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion (1)
	(In thousands)
DISH Network awards held by DISH DBS employees	$32,251	$31,124
EchoStar awards held by DISH DBS employees	5,575	5,497
Total	$37,826	$36,621

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

During the third quarter 2013, DISH Network determined that 20% of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non cash, stock based compensation expense for the year ended December 31, 2013, as indicated in the table below titled “Non Cash, Stock Based Compensation Expense Recognized.”

Other Employee Performance Awards.  In addition to the above long-term, performance stock incentive plans, DISH Network has other stock awards that vest based on certain other DISH Network-specific subscriber, operational and/or financial goals.  Exercise of these stock awards is contingent on achieving certain performance goals.

Additional compensation related to these awards will be recorded based on DISH Network’s assessment of the probability of meeting the remaining performance goals.  If the remaining goals are probable of being achieved, we will begin recognizing the associated non-cash, stock-based compensation expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) over the estimated period to achieve the goal.  See the table below titled “Estimated Remaining Non-Cash, Stock-Based Compensation Expense.”

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, recorded non-cash, stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of December 31, 2013, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2013	2012	2011
	(In thousands)
2008 LTIP	$2,719	$9,025	$18,944
2013 LTIP	8,137	—	—
Other employee performance awards	4,045	7,471	144
Total non-cash, stock-based compensation expense recognized for performance based awards	$14,901	$16,496	$19,088

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2014	$5,460	$432
Estimated contingent expense subsequent to 2014	52,311	38,817
Total estimated remaining expense over the term of the plan	$57,771	$39,249

Of the 11.9 million stock options and 1.9 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2013, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2013
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP	1,878,500	$20.83
2013 LTIP	1,920,000	$36.53
Other employee performance awards	2,670,000	$19.46
Total	6,468,500	$24.92

Restricted Performance Units
2005 LTIP	208,165
2013 LTIP	960,000
Other employee performance awards	695,000
Total	1,863,165

Stock-Based Compensation

During the years ended December 31, 2013 and 2012, we incurred an initial charge related to vested options of $4 million and $13 million, respectively, of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment and the 2011 Stock Option Adjustment discussed previously.  These amounts are included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2013, 2012 and 2011 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Subscriber-related	$1,947	$1,607	$1,914
General and administrative	27,700	36,966	29,249
Total non-cash, stock based compensation	$29,647	$38,573	$31,163

As of December 31, 2013, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $12 million.  This cost was based on an estimated future forfeiture rate of approximately 3.7% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2013, 2012 and 2011 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2013	2012	2011
Risk-free interest rate	0.91% - 2.66%	0.41% - 1.29%	0.36% - 3.18%
Volatility factor	32.37% - 39.87%	33.15% - 39.50%	31.74% - 45.56%
Expected term of options in years	5.6 - 10.0	3.1 - 5.9	3.6 - 10.0
Weighted-average fair value of options granted	$14.49 - $21.09	$ 6.72 - $13.79	$ 8.73 - $14.77

On December 28, 2012 and December 1, 2011, DISH Network paid a $1.00 and a $2.00 cash dividend per share on its outstanding Class A and Class B common stock, respectively.  While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

11.       Commitments and Contingencies

Commitments

As of December 31, 2013, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Long-term debt obligations	$13,409,313	$1,005,778	$756,159	$1,504,669	$904,903	$1,205,197	$8,032,607
Capital lease obligations	219,902	26,829	27,372	30,058	32,994	36,175	66,474
Interest expense on long-term debt and capital lease obligations	4,718,745	838,801	741,005	655,467	599,028	528,620	1,355,824
Satellite-related obligations	1,717,153	250,741	230,225	230,138	225,464	225,246	555,339
Operating lease obligations	179,355	45,868	36,204	31,793	15,150	8,438	41,902
Purchase obligations	3,019,689	1,826,577	444,657	322,253	165,059	136,059	125,084
Total	$23,264,157	$3,994,594	$2,235,622	$2,774,378	$1,942,598	$2,139,735	$10,177,230

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will result in operating lease obligations of $148 million due 2014, $175 million due 2015, $123 million due 2016, $102 million due 2017, $102 million due 2018 and $329 million due thereafter.  These obligations are not included in the table

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

above.  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will also result in a reduction of our long-term debt obligations associated with our in-orbit incentive payments of $5 million due 2014, $5 million due 2015, $4 million due 2016, $4 million due 2017, $4 million due 2018 and $22 million due thereafter and a reduction in our interest expense associated with our in-orbit incentive payments of $3 million due 2014, $2 million due 2015, $2 million due 2016, $2 million due 2017, $1 million due 2018 and $5 million due thereafter.  See Note 16 for further discussion of our Subsequent Events.

In addition, the table above does not include $146 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2013.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Wireless Spectrum

On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network completed the acquisitions of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with the AWS-4 licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s AWS-4 authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying its AWS-4 licenses to expand DISH Network’s terrestrial operating authority.  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize these licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, DISH Network was required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).  On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the Modified AWS-4 Final Build-Out Requirement, its terrestrial authorization for each license area in which it fails to meet the requirement may terminate.

The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for DISH Network’s AWS-4 spectrum licenses to allow DISH Network to repurpose 20 MHz of its uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”). The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement were conditioned upon DISH Network bidding at least a net clearing price equal to the aggregate reserve price of $1.564 billion in the auction of wireless spectrum known as the “H Block.”  If DISH Network failed to meet this bidding condition, or if DISH Network fails to notify the FCC whether it intends to use its uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.  The H Block auction commenced January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder of all 176 H Block wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion, and, on March 14, 2014, DISH Network filed an application with the FCC to acquire these H Block spectrum licenses.  The FCC has not issued any of the H Block spectrum licenses to DISH Network, as

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

such issuance depends upon, among other things, the FCC’s review and approval of DISH Network’s application.  DISH Network cannot predict the timing or the outcome of the FCC’s review of its application.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  The remaining balance of DISH Network’s winning bid of approximately $1.236 billion for the H Block spectrum licenses is due March 28, 2014.  In the event the FCC ultimately issues the H Block licenses to DISH Network, the FCC will also require that DISH Network pay approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum within 30 days of the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim and final build-out requirements.  Within four years after the FCC issues the H Block spectrum licenses, the licensee must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  Within ten years after the FCC issues the H Block spectrum licenses, the licensee must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If the licensee fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from ten years to eight years) for each H Block license area in which it fails to meet the requirement.  If the licensee fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block spectrum license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of DISH Network’s uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

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

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 (rather than the previous deadline of June 2013), DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 (rather than the previous deadline of June 2019), DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses would provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize DISH Network’s 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of these licenses and DISH Network’s integration efforts, including compliance with regulations applicable to the acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts including compliance with regulations

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

applicable to acquired licenses.  We expect to pay a dividend of approximately $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 H Block wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

Guarantees

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $50 million over approximately the next 14 months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2013, the remaining obligation of the DISH Network guarantee was $375 million.

As of December 31, 2013, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2014 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, engineering services and products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above. The terms of our contracts typically range from one to ten years with annual rate increases. Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base. In addition, our margins may face further downward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.

Rent Expense

Total rent expense for operating leases was $303 million, $252 million and $267 million in 2013, 2012 and 2011, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

c4cast.com, Inc.

On May 7, 2012, c4cast.com, Inc. filed a complaint against DISH Network and its wholly-owned subsidiary Blockbuster L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.” The 204 patent relates to systems, methods and techniques for providing resources to participants over an electronic network.  On August 29, 2013, c4cast.com, Inc. dismissed the action with prejudice, pursuant to a settlement under which DISH Network made an immaterial payment in exchange for a license to DISH Network and EchoStar of certain patents and patent applications.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710 (the “710 patent”), 7,421,032 (the “032 patent”), 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799 (the “799 patent”), entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop feature in our Hopper set-top box infringes the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc., Comcast Corp., DirecTV, Time Warner Cable Inc., Cox Communications, Inc., Level 3 Communications, Inc., Akamai Technologies, Inc., Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network, AT&T Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against our wholly-owned subsidiary DISH Network L.L.C., as well as EchoStar, EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar, and DirecTV, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,044,382,

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone Systems, LLC voluntarily dismissed the action against us and the EchoStar entities without prejudice.

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc., AT&T, Inc., Charter Communications, Inc., Comcast Corp., Cox Communications, Inc., DirecTV, Sirius XM Radio Inc., Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ESPN

During 2008, our wholly-owned subsidiary DISH Network L.L.C. filed a lawsuit against ESPN, Inc., ESPN Classic, Inc., ABC Cable Networks Group, Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleges that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  On March 6, 2014, pursuant to a settlement and release agreement between the parties, we dismissed our appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we are liable for some of the amount alleged to be owing but that the actual amount owing was disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owe the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owe approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed does not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during 2011.  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest.  As a result of the parties’ settlement and release, no further appeals are possible, and this matter is now concluded.

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc., Comcast Corp., DirecTV, TiVo, Inc., and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of our Hopper set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks’ filing various counterclaims and amended complaints, the claims have proceeded in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties in California.

California Actions

The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion and on October 22, 2013, the Fox plaintiffs filed a notice of appeal.  The Fox claims are set for trial on January 13, 2015.

New York Actions

Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

As previously disclosed in our public filings, L-Band Acquisition, LLC (“LBAC”), DISH Network’s wholly-owned subsidiary, entered into a Plan Support Agreement (the “PSA”) with certain senior secured lenders to LightSquared LP (the “LightSquared LP Lenders”) on July 23, 2013, which contemplated the purchase by LBAC of substantially all of the assets of LightSquared LP and certain of its subsidiaries (the “LBAC Bid”) that are debtors and debtors in possession in

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).

Pursuant to the PSA, LBAC was entitled to terminate the PSA in certain circumstances, certain of which required three business days’ written notice, including, without limitation, in the event that certain milestones specified in the PSA were not met.  On January 7, 2014, LBAC delivered written notice of termination of the PSA to the LightSquared LP Lenders. As a result, the PSA terminated effective on January 10, 2014, and the LBAC Bid was withdrawn.

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than DISH Network, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against LBAC and DISH Network in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.

DISH Network and LBAC intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of DISH Network, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of DISH Network’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its operative amended complaint, Jacksonville PFPF claims that Mr. Ergen breached his fiduciary duty to DISH Network in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims allege that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above has been withdrawn.  Jacksonville PFPF further claims that most members of DISH Network’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with DISH Network’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing DISH Network’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which as noted above has been withdrawn.

Five alleged shareholders have filed substantially similar putative derivative complaints in state and federal courts alleging the same or substantially similar claims.  On September 18, 2013, DCM Multi-Manager Fund, LLC filed a duplicative putative derivative complaint in the District Court for Clark County, Nevada, which was consolidated with the Jacksonville PFPF action on October 9, 2013.  Between September 25, 2013 and October 2, 2013, City of Daytona Beach

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Police Officers and Firefighters Retirement System, Louisiana Municipal Police Employees’ Retirement System and Iron Worker Mid-South Pension Fund filed duplicative putative derivative complaints in the United States District Court for the District of Colorado.  Also on October 2, 2013, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan filed its complaint in the United States District Court for the District of Nevada.  None of the plaintiffs in these actions is seeking a preliminary injunction.

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  The United States District Court for the District of Nevada has stayed the action by Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan until April 16, 2014.

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”), in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,592,555 (the “555 patent”), 5,530,597 (the “597 patent”) and 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC, Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary DISH Network L.L.C. replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

In addition, on May 10, 2013, Norman filed a separate patent infringement complaint (the “2013 Action”) against us in the United States District Court for the Eastern District of Texas, asserting infringement of the 555, 597 and 689 patents, as well as United States Patent Nos. 5,608,873 (the “873 patent”) and 5,771,394 (the “394 patent”).  The infringement claims asserted in the 2013 Action relate to different DISH products than Norman identified in the 2011 Action.  On June 26, 2013, we filed a motion to dismiss the 2013 Action, because Norman failed to join necessary parties.  Our motion to dismiss is pending, and no trial date has been set for the 2013 Action.

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

Olympic Developments AG, LLC

On January 20, 2011, Olympic Developments AG, LLC (“Olympic”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., Atlantic Broadband, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications Holdings I, LLC, CSC Holdings, LLC, GCI Communication Corp., Insight Communications Company, Inc., Knology, Inc., Mediacom Communications Corporation and RCN Telecom Services, LLC, in the United States District Court for the Central District of California, alleging infringement of United States Patent Nos. 5,475,585 and 6,246,400.  The patents relate to on-demand services.  Olympic is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On June 13, 2011, the case was transferred to the Northern District of California.  On November 7, 2011, the case was stayed pending reexamination by the United States Patent and Trademark Office.  On March 12, 2013, Olympic voluntarily dismissed its claims against us without prejudice.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network, EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  No trial date is currently set.

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

Pragmatus Telecom, LLC

On December 5, 2012, Pragmatus Telecom, LLC (“Pragmatus”) filed a patent infringement lawsuit against DISH Network in the United States District Court for the District of Delaware, alleging infringement of United States Patent Nos. 6,311,231, 6,668,286, and 7,159,043.  Pragmatus alleges that the click-to-chat and click-to-call customer support features of the DISH website and call center management systems infringe these patents.  Pragmatus has brought similar complaints against more than 40 other companies, including Comcast Corporation, AT&T Inc., Sprint Spectrum LP dba Sprint PCS, Frontier Communications Corp., Bright House Networks L.L.C., United Parcel Services Inc., FedEx Corporation, General Motors Company and Ford Motor Company.  Pragmatus is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 5, 2013, Pragmatus voluntarily dismissed with prejudice all claims in the action relating to allegedly infringing features provided by certain of our vendors.  Pragmatus also voluntarily dismissed without prejudice all remaining claims in the action.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, and EchoStar and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.”  The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International dismissed the action against us and the EchoStar entities with prejudice, pursuant to a settlement

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

under which we and the EchoStar entities made an immaterial payment in exchange for a license to certain patents and patent applications.

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc., Hulu, LLC, AT&T Services, Inc., Cox Communications, Inc., Disney Online, American Broadcasting Companies, Inc., Yahoo! Inc., Wal-Mart Stores, Inc., Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that the BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey set-top boxes infringe United States Patent Nos. 5,813,014, 5,832,499, 6,092,080, 6,353,831, 6,574,638, 6,199,060, 5,832,495, 6,549,911, 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary, DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted DISH Network’s motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On April 4, 2012, TQP Development, LLC (“TQP”) filed suit against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On August 9, 2013, all claims in the action were dismissed with prejudice.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Voom HD Holdings

In January 2008, Voom HD Holdings LLC (“Voom”) filed a lawsuit against our wholly-owned subsidiary DISH Network L.L.C., in New York Supreme Court, alleging breach of contract and other claims arising from our termination of the affiliation agreement governing carriage of certain Voom HD channels on the DISH branded pay-TV service and seeking over $2.5 billion in damages.

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

Since the Voom Settlement Agreement and the multi-year affiliation agreement were entered into contemporaneously, we accounted for all components of both agreements at fair value in the context of the Voom Settlement Agreement.  We determined the fair value of the multi-year affiliation agreement and the MVDDS Licenses using a market-based approach and a probability-weighted discounted cash flow analysis, respectively.  Based on market data and similar agreements we have with other content providers, we allocated $54 million of the payments under the multi-year affiliation agreement to the fair value of the Voom Settlement Agreement.  The resulting liability was recorded on our Consolidated Balance Sheets as “Accrued Programming” and is being amortized as contra “Subscriber-related expenses” on a straight-line basis over the term of the agreement.  Evaluating all potential uses for the MVDDS Licenses, we assessed their fair value at $24 million and recorded these on our Consolidated Balance Sheets as “FCC Authorizations.”  The fair value of the Voom Settlement Agreement was assessed at $730 million and was recorded as “Litigation expense” on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

13.       Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2013, 2012 and 2011 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2013	$13,834	$125,664	$(123,517)	$15,981
December 31, 2012	$11,916	$116,742	$(114,824)	$13,834
December 31, 2011	$29,650	$94,678	$(112,412)	$11,916

14.       Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2013:
Total revenue	$3,336,258	$3,444,922	$3,448,860	$3,465,572
Operating income (loss)	514,113	601,161	494,094	518,178
Net income (loss) attributable to DISH DBS	206,231	233,882	186,527	198,382

Year ended December 31, 2012:
Total revenue	$3,247,226	$3,317,621	$3,291,877	$3,294,876
Operating income (loss)	573,970	502,238	(222,334)	539,061
Net income (loss) attributable to DISH DBS	277,490	221,910	(240,719)	225,585

15.       Related Party Transactions

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

We expect to pay a dividend of approximately $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 H Block wireless spectrum licenses in the H Block auction.  See Note 11 for further information.

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the year ended December 31, 2013, 2012 and 2011, we recorded $11 million, $21 million and $4 million, respectively, of “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the year ended December 31, 2013, we received revenue associated with these services of $15 million in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the years ended December 31, 2012 and 2011, we did not receive revenue associated with these services.

Blockbuster, Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.  During the years ended December 31, 2013, 2012 and 2011, the costs associated with these services were $10 million, $11 million and $2 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, EchoStar has operated as a separate public company, and we have no continued ownership interest in EchoStar.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a key supplier of a majority of our transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

In connection with and following the Spin-off, we and EchoStar have entered into certain agreements pursuant to which we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from us, and we and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with EchoStar in the future.  The following is a summary of the terms of our principal agreements with EchoStar that may have an impact on our financial condition and results of operations.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009,

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period until January 1, 2015 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which EchoStar leased certain satellite capacity from us on EchoStar I.  We and EchoStar mutually agreed to terminate this satellite capacity agreement effective as of July 1, 2012.

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease was converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  Upon termination, EchoStar is responsible, among other things, for relocating this satellite from the 45 degree orbital location back to the 61.5 degree orbital location.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Effective January 1, 2012, we and EchoStar entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which EchoStar provides broadcast services to us for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that:  (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) EchoStar’s cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if we terminate the teleport services provided under the 2012 Broadcast Agreement for a reason other than EchoStar’s breach, we are generally obligated to reimburse EchoStar for any direct costs EchoStar incurs related to any such termination that it cannot reasonably mitigate.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  See Note 16 for further information regarding certain satellite capacity leased from EchoStar.  The term of each lease is set forth below:

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and we no longer leased capacity from EchoStar on EchoStar VI and VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease was converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the third quarter 2012, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  During the third quarter 2013, we made a $23 million payment to EchoStar in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded EchoStar’s net book value of this asset of $20 million in “Other noncurrent assets, net” on our Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value of $3 million as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the 2012 TT&C Agreement to cease the provision of TT&C services from EchoStar for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.

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

•                  Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•                  Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016, with a renewal option for one additional year.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

For the years ended December 31, 2013, 2012 and 2011, we purchased set-top boxes and other equipment from EchoStar of $1.242 billion, $1.005 billion and $1.158 billion, respectively.  Included in these amounts for 2012 and 2013 are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

In light of the tax sharing agreement, among other things, and in connection with DISH Network’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter 2013, DISH Network and EchoStar agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’ examination of these consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar $83 million of the tax benefit DISH Network received or will receive.  This resulted in a reduction of DISH Network’s recorded unrecognized tax benefits.  Any payment to EchoStar, including accrued interest, will be made at such time as EchoStar would have otherwise been able to realize such tax benefit.  In addition, during the third quarter 2013, DISH Network and EchoStar agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between DISH Network and EchoStar for such combined returns, through the taxable period ending on December 31, 2017.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and Hughes Network Systems, LLC (“HNS”) a wholly-owned subsidiary of Hughes Communications, Inc. (“Hughes”), entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the years ended December 31, 2013 and 2012, we expensed $3 million and $7 million, respectively, under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Consolidated Statement of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we did not record any expense under the RUS Agreement.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Voom Settlement Agreement.  On October 21, 2012, we entered into the Voom Settlement Agreement with Voom HD Holdings LLC (“Voom”) and CSC Holdings, LLC (“Cablevision”), and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  EchoStar was a party to the Voom Settlement Agreement solely for the purposes of executing a mutual release of claims with Voom, Cablevision, MSG Holdings, L.P. and The Madison Square Garden Company relating to the Voom programming services.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$91,712	$72,549	$77,705

	As of December 31,
	2013	2012
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$23,417	$21,930

16.       Subsequent Events

Related Party Transactions with EchoStar

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by HSSC; and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on these five satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will result in operating lease obligations of $148 million due 2014, $175 million due

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2015, $123 million due 2016, $102 million due 2017, $102 million due 2018 and $329 million due thereafter.  The Satellite and Tracking Stock Transaction with EchoStar for EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV will also result in a reduction of our long-term debt obligations associated with our in-orbit incentive payments of $5 million due 2014, $5 million due 2015, $4 million due 2016, $4 million due 2017, $4 million due 2018 and $22 million due thereafter and a reduction in our interest expense associated with our in-orbit incentive payments of $3 million due 2014, $2 million due 2015, $2 million due 2016, $2 million due 2017, $1 million due 2018 and $5 million due thereafter.

Since these agreements are among entities under common control, we will record the Tracking Stock at EchoStar and HSSC’s historical cost basis for those instruments.  Any difference between the historical cost basis of the Tracking Stock received and the net carrying value of the five satellites included in the Satellite and Tracking Stock Transaction will be recorded as a capital transaction in “Additional paid-in capital” on our Consolidated Balance Sheet.  The Tracking Stock will be accounted for on a cost basis.  The Satellite and Tracking Stock Transaction is further described below:

Transaction Agreement.  On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”, together with DOLLC, the “DISH Investors”) and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of DISH Network, entered into a Transaction Agreement (the “Transaction Agreement”) with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC five of our satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV, including related in-orbit incentive obligations and interest payments of approximately $59 million) and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSSC (“Hughes”), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to the DISH Investors represent an aggregate 80% economic interest in the Hughes Retail Group.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The total fees for the services provided under each satellite capacity agreement depends, among other things, upon the number of transponders on the applicable satellite and the length of the lease.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.  On February 20, 2014, EchoStar, HSSC and the DISH Investors also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.