Form 10-Q
period 2014-03-31
DISH DBS CORP
filed 2014-05-12
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

As of May 5, 2014, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections.  Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, the following:

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made a substantial investment to acquire certain AWS-4 wireless spectrum licenses and other assets from DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”), to acquire certain 700 MHz wireless spectrum licenses and to acquire certain H Block wireless spectrum licenses.  DISH Network will need to make significant additional investments or partner with others to commercialize these licenses and assets.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$3,956,176	$4,294,475
Marketable investment securities	4,071,453	4,117,326
Trade accounts receivable - other, net of allowance for doubtful accounts of $11,769 and $15,981, respectively	818,302	859,986
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	70,217	52,602
Inventory	522,822	512,646
Deferred tax assets	65,457	65,457
Other current assets	139,787	143,564
Total current assets	9,644,214	10,046,056

Noncurrent Assets:
Restricted cash and marketable investment securities	82,026	82,780
Property and equipment, net	2,536,442	2,979,323
FCC authorizations	635,794	635,794
Other noncurrent assets, net (Note 4)	559,270	258,754
Total noncurrent assets	3,813,532	3,956,651
Total assets	$13,457,746	$14,002,707

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$139,938	$257,950
Trade accounts payable - EchoStar	354,752	338,788
Deferred revenue and other	852,869	824,478
Accrued programming	1,364,447	1,238,610
Accrued interest	210,561	232,732
Other accrued expenses	487,818	457,775
Current portion of long-term debt and capital lease obligations	1,027,695	1,032,607
Total current liabilities	4,438,080	4,382,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,551,169	12,596,608
Deferred tax liabilities	1,182,908	1,247,375
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	157,429	159,684
Total long-term obligations, net of current portion	13,891,506	14,003,667
Total liabilities	18,329,586	18,386,607

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,260,326	1,300,101
Accumulated other comprehensive income (loss)	23,613	11,189
Accumulated earnings (deficit)	(6,157,620)	(5,697,772)
Total DISH DBS stockholder’s equity (deficit)	(4,873,681)	(4,386,482)
Noncontrolling interest	1,841	2,582
Total stockholder’s equity (deficit)	(4,871,840)	(4,383,900)
Total liabilities and stockholder’s equity (deficit)	$13,457,746	$14,002,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Revenue:
Subscriber-related revenue	$3,473,208	$3,310,452
Equipment sales and other revenue	21,450	24,521
Equipment sales, services and other revenue - EchoStar	15,552	1,285
Total revenue	3,510,210	3,336,258

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,015,673	1,887,593
Satellite and transmission expenses:
EchoStar	137,783	110,993
Other	10,344	9,981
Cost of sales - equipment, services and other	25,226	19,996
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	55,343	70,064
Other subscriber acquisition costs	228,148	245,831
Subscriber acquisition advertising	124,873	113,823
Total subscriber acquisition costs	408,364	429,718
General and administrative expenses - EchoStar	20,401	12,786
General and administrative expenses	159,183	145,582
Depreciation and amortization (Note 6)	224,966	205,496
Total costs and expenses	3,001,940	2,822,145

Operating income (loss)	508,270	514,113

Other Income (Expense):
Interest income	8,762	7,208
Interest expense, net of amounts capitalized	(212,079)	(195,766)
Other, net	340	128
Total other income (expense)	(202,977)	(188,430)

Income (loss) before income taxes	305,293	325,683
Income tax (provision) benefit, net	(115,882)	(119,452)
Net income (loss)	189,411	206,231
Less: Net income (loss) attributable to noncontrolling interest	(741)	—
Net income (loss) attributable to DISH DBS	$190,152	$206,231

Comprehensive Income (Loss):
Net income (loss)	$189,411	$206,231
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	19,951	2,610
Deferred income tax (expense) benefit	(7,527)	(1,141)
Total other comprehensive income (loss), net of tax	12,424	1,469
Comprehensive income (loss)	201,835	207,700
Less: Comprehensive income (loss) attributable to noncontrolling interest	(741)	—
Comprehensive income (loss) attributable to DISH DBS	$202,576	$207,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$189,411	$206,231
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	224,966	205,496
Non-cash, stock-based compensation	9,769	10,219
Deferred tax expense (benefit)	(40,721)	8,839
Other, net	13,241	45,199
Changes in current assets and current liabilities, net	78,713	(257,937)
Net cash flows from operating activities	475,379	218,047

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	65,824	(524,605)
Purchases of property and equipment	(216,435)	(231,908)
Change in restricted cash and marketable investment securities	754	42,976
Other, net	(9,052)	—
Net cash flows from investing activities	(158,909)	(713,537)

Cash Flows From Financing Activities:
Dividend to DISH Orbital Corporation	(650,000)	—
Repayment of long-term debt and capital lease obligations	(6,692)	(8,315)
Other, net	1,923	385
Net cash flows from financing activities	(654,769)	(7,930)

Net increase (decrease) in cash and cash equivalents	(338,299)	(503,420)
Cash and cash equivalents, beginning of period	4,294,475	3,424,387
Cash and cash equivalents, end of period	$3,956,176	$2,920,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded pay-TV service in the United States.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

Recent Developments

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar Corporation (“EchoStar”) to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a wholly-owned subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Certain prior period amounts have been reclassified to conform to the current period presentation.

DISH DBS CORPORATION

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

As of March 31, 2014 and December 31, 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available.  The fair values of private debt are estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities.  See Note 7 for the fair value of our long-term debt.

3.     Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$230,120	$219,247
Cash received for interest	8,762	7,208
Cash paid for income taxes	2,166	300
Cash paid for income taxes to DISH Network	154,910	106,445
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—
Transfer of liabilities and other	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—

4.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$107,767	$105,854
Current marketable investment securities - other	3,963,686	4,011,472
Total current marketable investment securities	4,071,453	4,117,326
Restricted marketable investment securities (1)	58,621	63,902
Total marketable investment securities	4,130,074	4,181,228

Restricted cash and cash equivalents (1)	23,405	18,878

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	5,396	5,396
Total marketable investment securities and restricted cash and cash equivalents	$4,475,079	$4,205,502

(1)    Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

(2)    Other investment securities are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash and Marketable Investment Securities

As of March 31, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds and for litigation.  During the first quarter 2013, we released $42 million of restricted cash related to litigation.  See Note 8 for further information.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in securities that are not publicly traded depends on the success of the issuers’ businesses and their ability to obtain sufficient capital, on acceptable terms or at all, and to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Investment in Tracking Stock

During the first quarter 2014, as part of the Satellite and Tracking Stock Transaction with EchoStar, we received an aggregate of 6,290,499 shares of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for on a cost basis.

On February 20, 2014, DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC”), each indirect wholly-owned subsidiaries of us, entered into an Investor Rights Agreement with EchoStar and HSSC with respect to the Tracking Stock (the “Investor Rights Agreement”).  The Investor Rights Agreement provides, among other things, certain information and consultation rights for us; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate with respect to our interest should we no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2014 and December 31, 2013, we had accumulated net unrealized gains of $35 million and $15 million, respectively. These amounts, net of related tax effect, were $24 million and $11 million, respectively. All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).” The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2014				As of December 31, 2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$107,767	$—	$—	$—	$105,854	$—	$—	$—
Other (including restricted)	3,980,111	7,220	(850)	6,370	4,048,851	5,447	(3,355)	2,092
Equity securities:
Other	42,196	28,959	—	28,959	26,523	13,286	—	13,286
Total	$4,130,074	$36,179	$(850)	$35,329	$4,181,228	$18,733	$(3,355)	$15,378

As of March 31, 2014, restricted and non-restricted marketable investment securities include debt securities of $3.488 billion with contractual maturities within one year, $576 million with contractual maturities extending longer than one year through and including five years and $24 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2014, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,302,801	$(786)	$2,002,239	$(2,820)
12 months or more	33,435	(64)	38,043	(535)
Total	$1,336,236	$(850)	$2,040,282	$(3,355)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$3,654,381	$46,714	$3,607,667	$—	$3,743,328	$275,277	$3,468,051	$—

Debt securities:
VRDNs	$107,767	$—	$107,767	$—	$105,854	$—	$105,854	$—
Other (including restricted)	3,980,111	—	3,980,111	—	4,048,851	—	4,048,851	—

Equity securities	42,196	42,196	—	—	26,523	26,523	—	—

Total	$4,130,074	$42,196	$4,087,878	$—	$4,181,228	$26,523	$4,154,705	$—

During the three months ended March 31, 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.     Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Finished goods	$282,678	$299,975
Raw materials	130,113	102,563
Work-in-process	110,031	110,108
Total	$522,822	$512,646

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,525,756	$3,496,994
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	610,418	600,439
Buildings and improvements	1-40	82,155	80,439
Land	—	5,504	5,504
Construction in progress	—	43,211	39,043
Total property and equipment		5,044,521	6,072,434
Accumulated depreciation (1)		(2,508,079)	(3,093,111)
Property and equipment, net		$2,536,442	$2,979,323

(1)         The decrease in property and equipment and accumulated depreciation resulted from the Satellite and Tracking Stock Transaction.  See Note 1 and Note 10 for further discussion.

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Equipment leased to customers	$185,723	$163,118
Satellites	23,201	27,171
Buildings, furniture, fixtures, equipment and other	16,042	15,207
Total depreciation and amortization	$224,966	$205,496

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Pay-TV Satellites.  We currently utilize 14 owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over the useful life of the satellite.  We currently utilize capacity on 11 satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life of the satellite or the term of the satellite agreement.

As of March 31, 2014, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar XV (1)	July 2010	45	15

Leased from EchoStar:
EchoStar I (1)(2)(3)(4)	December 1995	77	NA
EchoStar VII (1)(2)(3)(4)	February 2002	119	NA
EchoStar VIII (1)(2)	August 2002	77	NA
EchoStar IX (1)(2)	August 2003	121	NA
EchoStar X (1)(2)(3)(4)	February 2006	110	NA
EchoStar XI (1)(2)(3)(4)	July 2008	110	NA
EchoStar XII (1)(2)(3)	July 2003	61.5	NA
EchoStar XIV (1)(2)(3)(4)	March 2010	119	NA
EchoStar XVI (1)	November 2012	61.5	NA
Nimiq 5 (1)(2)	September 2009	72.7	NA
QuetzSat-1 (1)(2)	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 10 for further discussion of our Related Party Transactions with EchoStar.

(2)         We lease a portion of the capacity on these satellites.

(3)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 1 for further discussion.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.     Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$1,000,000	$1,026,880	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015	750,000	804,563	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,642,500	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	957,600	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,253,400	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,659,700	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,144,121	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,249,500	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,143,400	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,507,200	1,500,000	1,458,090
Mortgages and other notes payable (2)	15,656	15,656	59,313	59,313
Subtotal	13,365,656	$14,404,520	13,409,313	$14,025,557
Capital lease obligations (3)	213,208	NA	219,902	NA
Total long-term debt and capital lease obligations (including current portion)	$13,578,864		$13,629,215

(1)         Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.

(2)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction, which resulted in a decrease in “Mortgages and other notes payable” of $44 million related to the in-orbit incentive obligations associated with the Transferred Satellites.  See Note 1 and Note 10 for further discussion.

(3)        Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

8.     Commitments and Contingencies

Commitments

Wireless Spectrum

700 MHz Licenses.  In 2008, DISH Network paid $712 million to acquire certain 700 MHz wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, DISH Network was required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, DISH Network was required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

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

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of AWS-4 wireless spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisition of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If DISH

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Network fails to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the Modified AWS-4 Final Build-Out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for DISH Network’s AWS-4 spectrum licenses to allow DISH Network to repurpose all 20 MHz of its uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”).  The AWS-4 Downlink Waiver and the Modified AWS-4 Final Build-Out Requirement were conditioned upon DISH Network bidding at least a net clearing price equal to the aggregate reserve price of $1.564 billion in the auction of wireless spectrum known as the “H Block.”  DISH Network has satisfied that condition.  If DISH Network fails to notify the FCC whether it intends to use its uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.

H Block Licenses.  The H Block auction commenced on January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder for all 176 wireless spectrum licenses in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  DISH Network paid the remaining balance of its winning bid of approximately $1.236 billion for the H Block spectrum licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting DISH Network’s application to acquire these H Block spectrum licenses.  As a result, DISH Network is also required to pay approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum by May 29, 2014 in connection with the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim and final build-out requirements.  By April 2018, DISH Network must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  By April 2024, DISH Network must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If DISH Network fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which it fails to meet the requirement.  If DISH Network fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block spectrum license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact the remaining 15 MHz of DISH Network’s AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

DISH Network may also determine that additional spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of its licenses and any additional acquired licenses and DISH Network’s integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to acquired licenses.  On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Guarantees

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $36 million over approximately the next 11 months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2014, the remaining obligation of DISH Network’s guarantee was $359 million.

As of March 31, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and  its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C, as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710 (the “710 patent”); 7,421,032 (the “032 patent”); 7,916,781 (the “781 patent”) and 8,284,833 (the “833 patent”), each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback” (the “799 patent”); 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop™ feature in our Hopper set-top box infringes the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in DISH Network’s place.

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

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ESPN

During 2008, our wholly-owned subsidiary DISH Network L.L.C. filed a lawsuit against ESPN, Inc.; ESPN Classic, Inc.; ABC Cable Networks Group; Soapnet L.L.C. and International Family Entertainment (collectively, “ESPN”) for breach of contract in New York State Supreme Court.  Our complaint alleged that ESPN failed to provide us with certain HD feeds of the Disney Channel, ESPN News, Toon and ABC Family.  In October 2011, the jury returned a verdict in favor of the defendants, which the New York State Supreme Court, Appellate Division, First Department (the “First Department”) affirmed on April 2, 2013.  We sought leave to further appeal, which the New York Court of Appeals denied on August 27, 2013 on jurisdictional grounds.  On September 19, 2013, we appealed the trial court’s final judgment to the First Department.  On March 6, 2014, pursuant to a settlement and release agreement between the parties, we dismissed our appeal.

ESPN had asserted a counterclaim alleging that we owed approximately $35 million under the applicable affiliation agreements.  On April 15, 2009, the New York State Supreme Court granted, in part, ESPN’s motion for summary judgment on the counterclaim, finding that we were liable for some of the amount alleged to be owing but that the actual amount owing was disputed.  On December 29, 2010, the First Department affirmed the partial grant of ESPN’s motion for summary judgment on the counterclaim.  After the partial grant of ESPN’s motion for summary judgment, ESPN sought an additional $30 million under the applicable affiliation agreements.  On March 15, 2010, the New York State Supreme Court ruled that we owed the full amount of approximately $66 million under the applicable affiliation agreements.  As of December 31, 2010, we had $42 million recorded as a “Litigation accrual” on our Consolidated Balance Sheets.

On June 21, 2011, the First Department affirmed the New York State Supreme Court’s ruling that we owed approximately $66 million under the applicable affiliation agreements and, on October 18, 2011, denied our motion for leave to appeal that decision to New York’s highest court, the New York Court of Appeals.  We sought leave to appeal directly to the New York Court of Appeals and, on January 10, 2012, the New York Court of Appeals dismissed our motion for leave on the ground that the ruling upon which we appealed did not fully resolve all claims in the action.  As a result of the First Department’s June 2011 ruling, we recorded $24 million of “Litigation Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during 2011.  On October 11, 2012, the New York State Supreme Court awarded ESPN $5 million in attorneys’ fees as the prevailing party on both our claim and ESPN’s counterclaim.  As a result, we recorded $5 million of “General and administrative expenses” and increased our “Litigation accrual” to a total of $71 million related to this case as of December 31, 2012.  During the first quarter 2013, we paid $71 million to ESPN related to the counterclaim and attorneys’ fees and $12 million for accrued interest.  As a result of the parties’ settlement and release, no further appeals are possible, and this matter is now concluded.

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc.; Comcast Corp.; DirecTV; TiVo, Inc. and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  A trial date has been set for May 9, 2016.

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

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc.; CBS Corporation; Fox Entertainment Group, Inc.; Fox Television Holdings, Inc.; Fox Cable Network Services, L.L.C. and NBCUniversal, LLC.  In the lawsuit, we are seeking a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop features of our Hopper set-top box.  A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company; Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC; Universal Network Television, LLC; Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc.; CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C. (“EchoStar Technologies”), a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court has granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion.  The Fox plaintiffs appealed, and the United States Court of Appeals for the Ninth Circuit will hear oral argument on July 7, 2014.  The Fox claims are set for trial on January 13, 2015.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies, and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on April 17, 2015.

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

Joao Control & Monitoring Systems LLC

On April 23, 2014, Joao Control & Monitoring Systems, LLC (“Joao Control”) filed a complaint against DISH Network in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,549,130 (the “130 patent”), which is entitled “Control Apparatus and Method for Vehicles and/or for Premises.”  Joao alleges that we infringe the 130 patent by making, using, providing and/or importing remotely-accessed DVRs.  On the same day, Joao Control also filed actions against DirecTV; Verizon Communications, Inc.; Time Warner Cable Inc.; Cox Communications, Inc.; and Cablevision Systems Corporation, among others.  Joao Control is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.  At a hearing on May 8, 2014, the Bankruptcy Court indicated that, in a forthcoming order, it would reject all claims against DISH Network and EchoStar, and it would reject some but not all claims against the other defendants.

DISH Network intends to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

Jacksonville PFPF sought a preliminary injunction that would enjoin Mr. Ergen and all of the Director Defendants other than Mr. Goodbarn from influencing DISH Network’s efforts to acquire certain assets of LightSquared in the bankruptcy proceeding.  On November 27, 2013, the Court denied that request but granted narrower relief enjoining

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Mr. Ergen and anyone acting on his behalf from participating in negotiations related to one aspect of the LBAC Bid, which, as noted above, has been withdrawn.

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

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  On March 28, 2014, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan voluntarily dismissed its claims without prejudice.

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Norman IP Holdings, LLC

On September 15, 2011, Norman IP Holdings, LLC (“Norman”) filed a patent infringement complaint (the “2011 Action”) against Lexmark International Corporation (“Lexmark”) and Brother International Corporation (“Brother”), in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,592,555 (the “555 patent”); 5,530,597 (the “597 patent”) and 5,502,689 (the “689 patent”) by Lexmark, and infringement of the 555 patent and the 689 patent by Brother.  On January 27, 2012, Norman filed a second amended complaint in the 2011 Action that added DISH Network as a defendant, among others, in which it asserted the 555 patent and the 689 patent against us.  On September 21, 2012, Norman served us with preliminary infringement contentions related to the 555 patent and the 689 patent, as well as the 597 patent, which outlined Norman’s claims with respect to certain DISH products.  On February 8, 2013, Norman filed a third amended complaint in the 2011 Action, in which it added claims against us alleging infringement of the 597 patent.  On April 8, 2013, Norman filed a fourth amended complaint in the 2011 Action, in which it added new claims against us alleging infringement of additional DISH products.  On May 1, 2013, Norman filed a fifth amended complaint in the 2011 Action, in which it named Mercedes-Benz USA, LLC; Volkswagen Group of America, Inc.; Xerox Corporation; ZTE (USA) Inc. and ZTE Solutions, Inc. as defendants, in addition to us.  On July 9, 2013, the Court ordered Norman to file a new sixth amended complaint limiting Norman’s claims against us to those specifically referenced in its September 21, 2012 preliminary infringement contentions.  As a result, on July 10, 2013, Norman filed a sixth amended complaint in the 2011 Action, in which it asserted claims against our wholly-owned subsidiary DISH Network L.L.C. replacing DISH Network as defendant, alleging that the use of certain Broadcom chipsets in DISH DVR systems infringes the 689 patent.  In addition, Norman withdrew all infringement claims against us regarding the 555 patent and the 597 patent.  On July 12, 2013, we filed a motion to dismiss the 2011 Action, because Norman failed to comply with the Court’s July 9, 2013 order.

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

Pursuant to a settlement on April 15, 2014, we will pay an immaterial amount to Norman in exchange for a release and dismissal of the 2013 Action and a license for EchoStar and us to certain patents and patent applications.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  No trial date is currently set.

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

Preservation Technologies, LLC

In December 2011, Preservation Technologies, LLC (“Preservation Technologies”) filed suit against DISH Network in the United States District Court for the Central District of California.  In the Operative Seventh Amended Complaint, filed on March 22, 2013, Preservation Technologies also names Netflix, Inc.; Hulu, LLC; AT&T Services, Inc.; Cox Communications, Inc.; Disney Online; American Broadcasting Companies, Inc.; Yahoo! Inc.; Wal-Mart Stores, Inc.; Vudu, Inc. and ESPN Internet Ventures as defendants.  Preservation Technologies alleges that the BLOCKBUSTER On Demand, DISH branded pay-TV and DISH Online services and our Hopper and Joey® set-top boxes infringe United States Patent Nos. 5,813,014; 5,832,499; 6,092,080; 6,353,831; 6,574,638; 6,199,060; 5,832,495; 6,549,911; 6,212,527 and 6,477,537.  The patents relate to digital libraries, the management of multimedia assets and the cataloging of multimedia data.  Preservation Technologies is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.

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

10.       Related Party Transactions

Related Party Transactions with DISH Network

On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the recent H Block auction.  See Note 8 for further information.

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the three months ended March 31, 2013, we recorded $4 million of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  As of December 31, 2013, Blockbuster had ceased material operations. As a result, during the three months ended March 31, 2014, we did not record any expense related to these services.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended March 31, 2014, we recorded revenue associated with these services of $5 million in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three months ended March 31, 2013, we did not record any revenue associated with these services.

Blockbuster, Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.  During the three months ended March 31, 2014 and 2013, the costs associated with these services were $3 million and $2 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction described in Note 1 and below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a supplier of a majority of our transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain satellite capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•                  EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  Upon termination, EchoStar is responsible, among other things, for relocating this satellite from the 45 degree orbital location back to the 61.5 degree orbital location.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Real Estate Lease Agreements.  Since the Spin-off, DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•                  El Paso Lease Agreement.  During 2012, DISH Network leased certain space at 1285 Joe Battle Blvd. El Paso, Texas to EchoStar for a period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.

•                  American Fork Occupancy License Agreement.  During 2013, DISH Network subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain satellite capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•                  EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing certain capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•                  EchoStar VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.

•                  EchoStar IX.  We lease certain satellite capacity from EchoStar on EchoStar IX.  Subject to availability, we generally have the right to continue to lease satellite capacity from EchoStar on EchoStar IX on a month-to-month basis.

•                  EchoStar XII.  The lease for EchoStar XII generally terminates upon the earlier of:  (i) the end-of-life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service and the exercise of certain renewal options.  We generally have the option to renew the lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

•                  EchoStar XVI.  During December 2009, we entered into a transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite, after its service commencement date.  EchoStar XVI was launched during November 2012 to replace EchoStar XV at the 61.5 degree orbital location and is currently in service.  Under the original transponder service agreement, the initial term generally expired upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Prior to expiration of the initial term, we also had the option to renew on a year-to-year basis through the end-of-life of the satellite.  Effective December 21, 2012, we and EchoStar amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of:  (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we have the option to renew for an additional six-year period.  Prior to expiration of the initial term, EchoStar also has the right, upon certain conditions, to renew for an additional six-year period.  If either we or EchoStar exercise our respective six-year renewal options, then we have the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any options to renew this agreement will be exercised.

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

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

In connection with the 103 Spectrum Development Agreement, during May 2012, EchoStar also entered into a ten-year service agreement with Ciel pursuant to which EchoStar leases certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and EchoStar entered into an agreement pursuant to which we lease certain satellite capacity from EchoStar on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, we make certain monthly payments to EchoStar through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end-of-life of the SES-3 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that we will exercise our option to receive service on a replacement satellite.

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

As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the 2012 TT&C Agreement to cease the provision of TT&C services from EchoStar for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  As of March 1, 2014, EchoStar is providing us TT&C services for the EchoStar XV satellite.

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month-to-month lease and can be terminated by either party upon 30 days prior notice.  We expect this lease to terminate in 2014.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our sole supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended March 31, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $294 million and $297 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

DISH DBS CORPORATION

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the three months ended March 31, 2013, we expensed $1 million under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

TiVo.  On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.

Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar were dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  These amounts are recorded in “Litigation expense” or “Subscriber-related expense” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.

Patent Cross-License Agreements.  During December 2011, DISH Network and EchoStar entered into separate patent cross-license agreements with the same third-party whereby: (i) EchoStar and such third-party licensed their respective patents to each other subject to certain conditions; and (ii) DISH Network and such third-party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third-party would total less than $3 million.  However, DISH Network and EchoStar may elect to extend their respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of DISH Network and EchoStar, DISH Network and EchoStar agreed to allocate their respective payments to such third-party based on their respective percentage of combined total revenue.

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•                  Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease certain satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses — EchoStar — Satellite Capacity Leased from EchoStar.”

•                  Investor Rights Agreement.  On February 20, 2014, EchoStar, HSSC, DOLLC and DNLLC (DOLLC and DNLLC, collectively referred to as the “DISH Investors”) also entered into the

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Investor Rights Agreement with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$20,203	$22,019

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$16,687	$23,417

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any undertaking to update any forward-looking statements.

EXECUTIVE SUMMARY

Overview

DISH Network added approximately 40,000 net Pay-TV subscribers during the three months ended March 31, 2014, compared to the addition of approximately 36,000 net Pay-TV subscribers during the same period in 2013.  The increase versus the same period in 2013 primarily resulted from lower Pay-TV churn.

DISH Network’s Pay-TV churn rate for the three months ended March 31, 2014 was 1.42% compared to 1.47% for the same period in 2013.  While the Pay-TV churn rate improved compared to the same period in 2013, the Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  The Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2014, DISH Network activated approximately 639,000 gross new Pay-TV subscribers compared to approximately 654,000 gross new Pay-TV subscribers during the same period in 2013, a decrease of 2.3%.  Gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

“Net income (loss) attributable to DISH DBS” for the three months ended March 31, 2014 and 2013 was $190 million and $206 million, respectively.  During the three months ended March 31, 2014, “Net income (loss) attributable to DISH DBS” decreased primarily due to higher subscriber-related expenses, satellite and transmission expenses and general and administrative expenses, partially offset by the programming package price increases in February 2014 and 2013.

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase a certain portion of the services that they would have historically purchased from us through these online platforms, such as pay per view movies, resulting in less revenue to us.  Furthermore, gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  We completed the replacement of our Security Access Devices to re-secure our system during 2009.  We expect that additional future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we continue to expect that our third-party distributors and retailers will adhere to our business rules.

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

To maintain and enhance our competitiveness over the long term, we introduced the Hopper® set-top box during first quarter 2012, which a consumer can use, at his or her option, to view recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced the Hopper set-top box with Sling, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that includes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the Hopper with Sling has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  We recently introduced the Super JoeyTM receiver.  A consumer can use, at his or her option, the Super Joey combined with the Hopper to record up to eight shows at the same time.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

6 5/8% Senior Notes due 2014

Our 6 5/8% Senior Notes with an aggregate principal balance of $1.0 billion mature on October 1, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

Wireless Spectrum

DISH Network has made substantial investments to acquire certain wireless spectrum licenses in recent years.  DISH Network may also determine that additional spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of its licenses and any additional acquired licenses and DISH Network’s integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts including compliance with regulations applicable to acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.  See Note 8 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this quarterly report, we were in compliance with the covenants.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription pay-TV services, equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services, fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to Pay-TV subscribers.

Equipment sales, services and other revenue — EchoStar.  “Equipment sales, services and other revenue — EchoStar” includes revenue related to equipment sales, services, and other agreements with EchoStar.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related expenses.  “Subscriber-related expenses” principally include pay-TV programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to receiver systems, subscriber retention and other variable subscriber expenses.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment and to Pay-TV subscribers.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  DISH Network’s Pay-TV SAC is calculated as “Subscriber acquisition costs,” excluding “Subscriber acquisition costs” associated with its broadband services, plus the value of equipment capitalized under the lease program for new Pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  DISH Network includes all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as it believes it is a more comprehensive measure of how much it is spending to acquire subscribers.  DISH Network also includes all new Pay-TV subscribers in its calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our senior debt and interest expense associated with our capital lease obligations.

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

“Pay-TV subscribers.”  DISH Network includes customers obtained through direct sales, third-party retailers and other third-party distribution relationships in its Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in the Pay-TV subscriber count.  DISH Network’s Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from DISH Network over the Internet.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,473,208	$3,310,452	$162,756	4.9
Equipment sales and other revenue	21,450	24,521	(3,071)	(12.5)
Equipment sales, services and other revenue - EchoStar	15,552	1,285	14,267	*
Total revenue	3,510,210	3,336,258	173,952	5.2

Costs and Expenses:
Subscriber-related expenses	2,015,673	1,887,593	128,080	6.8
% of Subscriber-related revenue	58.0%	57.0%
Satellite and transmission expenses - EchoStar	137,783	110,993	26,790	24.1
% of Subscriber-related revenue	4.0%	3.4%
Satellite and transmission expenses - Other	10,344	9,981	363	3.6
% of Subscriber-related revenue	0.3%	0.3%
Cost of sales - equipment, services and other	25,226	19,996	5,230	26.2
Subscriber acquisition costs	408,364	429,718	(21,354)	(5.0)
General and administrative expenses	179,584	158,368	21,216	13.4
% of Total revenue	5.1%	4.7%
Depreciation and amortization	224,966	205,496	19,470	9.5
Total costs and expenses	3,001,940	2,822,145	179,795	6.4

Operating income (loss)	508,270	514,113	(5,843)	(1.1)

Other Income (Expense):
Interest income	8,762	7,208	1,554	(21.6)
Interest expense, net of amounts capitalized	(212,079)	(195,766)	(16,313)	(8.3)
Other, net	340	128	212	*
Total other income (expense)	(202,977)	(188,430)	(14,547)	(7.7)

Income (loss) before income taxes	305,293	325,683	(20,390)	(6.3)
Income tax (provision) benefit, net	(115,882)	(119,452)	3,570	3.0
Effective tax rate	38.0%	36.7%
Net income (loss)	189,411	206,231	(16,820)	8.2
Less: Net income (loss) attributable to noncontrolling interest	(741)	—	(741)	*
Net income (loss) attributable to DISH DBS	$190,152	$206,231	$(16,079)	(7.8)

DISH Network Data:
Pay-TV subscribers, as of period end (in millions)	14.097	14.092	0.005	0.0
Pay-TV subscriber additions, gross (in millions)	0.639	0.654	(0.015)	(2.3)
Pay-TV subscriber additions, net (in millions)	0.040	0.036	0.004	11.1
Pay-TV average monthly subscriber churn rate	1.42%	1.47%	(0.05)%	(3.4)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$862	$882	$(20)	(2.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$82.36	$78.44	$3.92	5.0

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH Network added approximately 40,000 net Pay-TV subscribers during the three months ended March 31, 2014, compared to the addition of approximately 36,000 net Pay-TV subscribers during the same period in 2013.  The increase versus the same period in 2013 primarily resulted from lower Pay-TV churn.

DISH Network’s Pay-TV churn rate for the three months ended March 31, 2014 was 1.42% compared to 1.47% for the same period in 2013.  While the Pay-TV churn rate improved compared to the same period in 2013, the Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  The Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the three months ended March 31, 2014, DISH Network activated approximately 639,000 gross new Pay-TV subscribers compared to approximately 654,000 gross new Pay-TV subscribers during the same period in 2013, a decrease of 2.3%.  Gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.473 billion for the three months ended March 31, 2014, an increase of $163 million or 4.9% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  DISH Network’s Pay-TV ARPU was $82.36 during the three months ended March 31, 2014 versus $78.44 during the same period in 2013.  The $3.92 or 5.0% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.016 billion during the three months ended March 31, 2014, an increase of $128 million or 6.8% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.0% and 57.0% of “Subscriber-related revenue” during the three months ended March 31, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses — EchoStar.  “Satellite and transmission expenses — EchoStar” totaled $138 million during the three months ended March 31, 2014, an increase of $27 million or 24.1% compared to the same period in 2013.  The increase in “Satellite and transmission expenses — EchoStar” was primarily related to an

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $408 million for the three months ended March 31, 2014, a decrease of $21 million or 5.0% compared to the same period in 2013.  This change was primarily attributable to fewer gross new Pay-TV subscriber activations and lower Pay-TV SAC discussed below.

Pay-TV SAC.  DISH Network’s Pay-TV SAC was $862 during the three months ended March 31, 2014 compared to $882 during the same period in 2013, a decrease of $20 or 2.3%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new Hopper with Sling receiver systems and lower costs associated with inventory subsidies provided to third-party sales channels.  The increase in advertising costs was primarily due to brand spending.

During the three months ended March 31, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $141 million and $147 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation.

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

The Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended March 31, 2014 and 2013, these amounts totaled $30 million and $45 million, respectively.

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

General and administrative expenses.  “General and administrative expenses” totaled $180 million during the three months ended March 31, 2014, a $21 million or 13.4% increase compared to the same period in 2013.  This increase was primarily related to higher fees paid to EchoStar primarily to develop enhancements to the Hopper receiver system.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $225 million during the three months ended March 31, 2014, a $19 million or 9.5% increase compared to the same period in 2013.  The increase in “Depreciation and amortization” expense was due to equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $212 million during the three months ended March 31, 2014, an increase of $16 million or 8.3% compared to the same period in 2013.  This change primarily resulted from interest expense associated with the net increase in the issuance of debt during 2013.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $734 million during the three months ended March 31, 2014, an increase of $15 million or 2.0% compared to the same period in 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
EBITDA	$734,317	$719,736
Interest expense, net	(203,317)	(188,558)
Income tax (provision) benefit, net	(115,882)	(119,452)
Depreciation and amortization	(224,966)	(205,496)
Net income (loss) attributable to DISH DBS	$190,152	$206,230

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

Net income (loss) attributable to DISH DBS.  Net income attributable to DISH DBS was $190 million during the three months ended March 31, 2014, a decrease of $16 million compared to $206 million for the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

See Note 8 “Commitments and Contingencies - Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Legal and Regulatory Risks Affecting our Business

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  During the second quarter 2012, the four major broadcast television networks filed lawsuits against us alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper® set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Sling and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.

For example, recently, ViaSat, Inc. and its subsidiary ViaSat Communications (collectively, “ViaSat”) received a jury verdict against Space Systems/Loral, Inc. (“SS/L”), the manufacturer of Hughes Network Systems, LLC’s (“HNS”) EchoStar XVII and EchoStar XIX satellites (the “Hughes Broadband Satellites”).  The jury found, among other things, that SS/L infringed certain ViaSat patents related to technology used in the manufacture of certain satellites, including the Hughes Broadband Satellites.  HNS currently provides satellite broadband Internet service via EchoStar XVII, and we distribute HNS’ service under our dishNET™ brand pursuant to a distribution agreement with HNS.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  EchoStar XIX is currently under construction and is expected to be launched in 2016 to support HNS’ service.  While neither we nor HNS are a party to this matter, this adverse decision against SS/L may have an impact on HNS’ ability to make use of the Hughes Broadband Satellites, or other satellites from SS/L, which consequently could impact our broadband business and the business of the Hughes Retail Group, in which we hold our Tracking Stock investment.  See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  Until there are further developments in this case, we cannot determine whether there will be an adverse impact and, if so, the extent of any such impact.

Item 6.         EXHIBITS

(a)         Exhibits.

10.1*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176). **

10.2*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).**

10.3*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).**

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101	The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

                                      Filed herewith.

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

Date:  May 12, 2014