Form 10-Q
period 2014-06-30
DISH DBS CORP
filed 2014-08-07
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

As of August 1, 2014, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	51

	Signatures	52

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

i

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide a majority of our transponder capacity, and to provide digital broadcast operations and other services to us.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  Our primary supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

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

•                  To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

•                  We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

ii

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, and in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,007,223	$4,294,475
Marketable investment securities	4,081,026	4,117,326
Trade accounts receivable - other, net of allowance for doubtful accounts of $17,085 and $15,981, respectively	904,860	859,986
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	18,823	52,602
Inventory	528,249	512,646
Deferred tax assets	65,399	65,457
Other current assets	170,571	143,564
Total current assets	9,776,151	10,046,056

Noncurrent Assets:
Restricted cash and marketable investment securities	80,684	82,780
Property and equipment, net	2,518,733	2,979,323
FCC authorizations	635,794	635,794
Other noncurrent assets, net (Note 4)	595,956	239,556
Total noncurrent assets	3,831,167	3,937,453
Total assets	$13,607,318	$13,983,509

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$168,219	$257,950
Trade accounts payable - EchoStar	302,922	338,788
Deferred revenue and other	854,787	824,478
Accrued programming	1,494,479	1,238,610
Accrued interest	227,953	232,732
Other accrued expenses	456,741	457,775
Current portion of long-term debt and capital lease obligations	1,663,417	1,032,607
Total current liabilities	5,168,518	4,382,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,777,218	12,577,410
Deferred tax liabilities	1,174,869	1,247,375
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	151,110	159,684
Total long-term obligations, net of current portion	13,103,197	13,984,469
Total liabilities	18,271,715	18,367,409

Commitments and Contingencies (Note 8)

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,272,737	1,300,101
Accumulated other comprehensive income (loss)	20,020	11,189
Accumulated earnings (deficit)	(5,967,134)	(5,697,772)
Total DISH DBS stockholder’s equity (deficit)	(4,674,377)	(4,386,482)
Noncontrolling interest	9,980	2,582
Total stockholder’s equity (deficit)	(4,664,397)	(4,383,900)
Total liabilities and stockholder’s equity (deficit)	$13,607,318	$13,983,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscriber-related revenue	$3,555,953	$3,412,136	$7,029,161	$6,722,588
Equipment sales and other revenue	26,057	24,047	47,507	48,568
Equipment sales, services and other revenue - EchoStar	16,555	8,739	32,107	10,024
Total revenue	3,598,565	3,444,922	7,108,775	6,781,180

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,042,504	1,893,046	4,058,177	3,780,639
Satellite and transmission expenses	178,660	133,829	326,787	254,803
Cost of sales - equipment, services and other	30,985	20,720	56,211	40,716
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	62,051	60,650	117,394	130,714
Other subscriber acquisition costs	234,242	219,816	462,390	465,647
Subscriber acquisition advertising	126,164	115,029	251,037	228,852
Total subscriber acquisition costs	422,457	395,495	830,821	825,213
General and administrative expenses	178,381	172,506	357,965	330,874
Depreciation and amortization (Note 6)	248,382	228,165	473,348	433,661
Total costs and expenses	3,101,369	2,843,761	6,103,309	5,665,906

Operating income (loss)	497,196	601,161	1,005,466	1,115,274

Other Income (Expense):
Interest income	10,102	9,742	18,864	16,950
Interest expense, net of amounts capitalized	(212,177)	(247,461)	(424,256)	(443,227)
Other, net	405	65	745	193
Total other income (expense)	(201,670)	(237,654)	(404,647)	(426,084)

Income (loss) before income taxes	295,526	363,507	600,819	689,190
Income tax (provision) benefit, net	(109,532)	(129,625)	(225,414)	(249,077)
Net income (loss)	185,994	233,882	375,405	440,113
Less: Net income (loss) attributable to noncontrolling interest	(4,492)	—	(5,233)	—
Net income (loss) attributable to DISH DBS	$190,486	$233,882	$380,638	$440,113

Comprehensive Income (Loss):
Net income (loss)	$185,994	$233,882	$375,405	$440,113
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(5,756)	(7,612)	14,195	(5,002)
Deferred income tax (expense) benefit, net	2,163	1,657	(5,364)	516
Total other comprehensive income (loss), net of tax	(3,593)	(5,955)	8,831	(4,486)
Comprehensive income (loss)	182,401	227,927	384,236	435,627
Less: Comprehensive income (loss) attributable to noncontrolling interest	(4,492)	—	(5,233)	—
Comprehensive income (loss) attributable to DISH DBS	$186,893	$227,927	$389,469	$435,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$375,405	$440,113
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	473,348	433,661
Non-cash, stock-based compensation	20,517	14,776
Deferred tax expense (benefit)	(46,597)	12,922
Other, net	(9,788)	(34,861)
Changes in advances to affiliates	—	(355,447)
Changes in current assets and current liabilities, net	24,404	82,783
Net cash flows from operating activities	837,289	593,947

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	50,495	(1,811,167)
Purchases of property and equipment	(415,952)	(449,823)
Change in restricted cash and marketable investment securities	2,096	43,081
Other, net	(8,399)	5,632
Net cash flows from investing activities	(371,760)	(2,212,277)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	2,300,000
Proceeds from issuance of restricted debt	—	2,600,000
Redemption of restricted debt	—	(2,600,000)
Funding of restricted debt escrow	—	(2,596,750)
Release of restricted debt escrow	—	2,596,771
Repurchases of long-term debt	(101,208)	—
Debt issuance costs	—	(11,427)
Dividend to DISH Orbital Corporation	(650,000)	—
Repayment of long-term debt and capital lease obligations	(14,846)	(19,131)
Other	13,273	9,227
Net cash flows from financing activities	(752,781)	2,278,690

Net increase (decrease) in cash and cash equivalents	(287,252)	660,360
Cash and cash equivalents, beginning of period	4,294,475	3,424,387
Cash and cash equivalents, end of period	$4,007,223	$4,084,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded pay-TV service (“DISH”), which had 14.053 million subscribers in the United States as of June 30, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

As of June 30, 2014 and December 31, 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.              Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$422,338	$403,925
Cash received for interest	17,588	16,516
Cash paid for income taxes	4,321	717
Cash paid for income taxes to DISH Network	252,913	228,660
Transfer of regulatory authorization from EchoStar	—	23,148
Unsettled trades related to repurchases of long-term debt	12,673	—
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—
Transfer of liabilities and other	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—

4.              Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$91,053	$105,854
Current marketable investment securities - other	3,989,973	4,011,472
Total current marketable investment securities	4,081,026	4,117,326
Restricted marketable investment securities (1)	67,835	63,902
Total marketable investment securities	4,148,861	4,181,228

Restricted cash and cash equivalents (1)	12,849	18,878

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	17,621	5,396
Total marketable investment securities and restricted cash and cash equivalents	$4,495,535	$4,205,502

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

Investment in Tracking Stock

To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into agreements with EchoStar Corporation (“EchoStar”) to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2014 and December 31, 2013, we had accumulated net unrealized gains of $30 million and $15 million, respectively.  These amounts, net of related tax effect, were $20 million and $11 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2014				As of December 31, 2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$91,053	$—	$—	$—	$105,854	$—	$—	$—
Other (including restricted)	4,021,093	7,061	(967)	6,094	4,048,851	5,447	(3,355)	2,092
Equity securities:
Other	36,715	23,478	—	23,478	26,523	13,286	—	13,286
Total	$4,148,861	$30,539	$(967)	$29,572	$4,181,228	$18,733	$(3,355)	$15,378

As of June 30, 2014, restricted and non-restricted marketable investment securities include debt securities of $3.117 billion with contractual maturities within one year, $970 million with contractual maturities extending longer than one year through and including five years and $25 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2014, the unrealized losses on our investments in debt securities primarily represent investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	June 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,578,036	$(877)	$2,002,239	$(2,820)
12 months or more	214,539	(90)	38,043	(535)
Total	$1,792,575	$(967)	$2,040,282	$(3,355)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$3,796,147	$2,834	$3,793,313	$—	$3,743,328	$275,277	$3,468,051	$—

Debt securities:
VRDNs	$91,053	$—	$91,053	$—	$105,854	$—	$105,854	$—
Other (including restricted)	4,021,093	—	4,021,093	—	4,048,851	—	4,048,851	—

Equity securities	36,715	36,715	—	—	26,523	26,523	—	—

Total	$4,148,861	$36,715	$4,112,146	$—	$4,181,228	$26,523	$4,154,705	$—

During the six months ended June 30, 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.              Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$271,853	$299,975
Raw materials	160,333	102,563
Work-in-process	96,063	110,108
Total	$528,249	$512,646

6.              Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,529,338	$3,496,994
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	672,900	600,439
Buildings and improvements	1-40	83,148	80,439
Land	—	5,504	5,504
Construction in progress	—	23,229	39,043
Total property and equipment		5,091,596	6,072,434
Accumulated depreciation (1)		(2,572,863)	(3,093,111)
Property and equipment, net		$2,518,733	$2,979,323

(1)         The decrease in property and equipment and accumulated depreciation resulted from the Satellite and Tracking Stock Transaction.  See Note 4 and Note 10 for further discussion.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Equipment leased to customers	$213,653	$186,815	$399,376	$349,933
Satellites	15,261	27,170	38,462	54,341
Buildings, furniture, fixtures, equipment and other	19,468	14,180	35,510	29,387
Total depreciation and amortization	$248,382	$228,165	$473,348	$433,661

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

As of June 30, 2014, our pay-TV satellite fleet consisted of the following:

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 4 for further discussion.

7.              Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$901,986	$915,335	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015 (2)	734,133	777,726	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,633,125	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	961,605	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,249,200	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,666,000	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,159,389	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,290,000	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,172,500	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,534,125	1,500,000	1,458,090
Mortgages and other notes payable (3)	15,656	15,656	59,313	59,313
Subtotal	13,251,775	$14,374,661	13,409,313	$14,025,557
Unamortized discounts, net	(17,177)		(19,198)
Capital lease obligations (4)	206,037	NA	219,902	NA
Total long-term debt and capital lease obligations (including current portion)	$13,440,635		$13,610,017

(1)         During the three months ended June 30, 2014, we repurchased $98 million of our 6 5/8% Senior Notes due 2014.  The remaining balance of $902 million matures on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.

(2)         During the three months ended June 30, 2014, we repurchased $16 million of our 7 3/4% Senior Notes due 2015.  The remaining balance of $734 million matures on May 31, 2015 and has been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.

(3)        On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction, which resulted in a decrease in “Mortgages and other notes payable” of $44 million related to the in-orbit incentive obligations associated with the Transferred Satellites.  See Note 4 and Note 10 for further discussion.

(4)         Disclosure regarding fair value of capital leases is not required.

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

700 MHz Licenses.  In 2008, DISH Network paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  By June 2013, DISH Network was required to provide signal coverage and offer service to at least 35% of the geographic area in each area covered by each individual license (the “700 MHz Interim Build-Out Requirement”).  By June 2019, DISH Network was required to provide signal coverage and offer service to at least 70% of the geographic area in each area covered by each individual license (the “700 MHz Final Build-Out Requirement”).  As discussed below, these requirements have since been modified by the FCC.

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

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of spectrum licenses held by DBSD North America and TerreStar to DISH Network.  On March 9, 2012, DISH Network completed the acquisition of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

DISH Network’s consolidated FCC applications for approval of the license transfers from DBSD North America and TerreStar were accompanied by requests for waiver of the FCC’s Mobile Satellite Service (“MSS”) “integrated service” and spare satellite requirements and various technical provisions.  On March 21, 2012, the FCC released a Notice of Proposed Rule Making proposing the elimination of the integrated service, spare satellite and various technical requirements associated with these licenses.  On December 11, 2012, the FCC approved rules that eliminated these requirements and gave notice of its proposed modification of DISH Network’s authorizations to, among other things, allow DISH Network to offer single-mode terrestrial terminals to customers who do not desire

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

satellite functionality.  On February 15, 2013, the FCC issued an order, which became effective on March 7, 2013, modifying DISH Network’s licenses to expand its terrestrial operating authority with AWS-4 authority (“AWS-4”).  That order imposed certain limitations on the use of a portion of this spectrum, including interference protections for other spectrum users and power and emission limits that DISH Network presently believes could render 5 MHz of its uplink spectrum (2000-2005 MHz) effectively unusable for terrestrial services and limit its ability to fully utilize the remaining 15 MHz of its uplink spectrum (2005-2020 MHz) for terrestrial services.  These limitations could, among other things, impact the ongoing development of technical standards associated with DISH Network’s wireless business, and may have a material adverse effect on DISH Network’s ability to commercialize its AWS-4 licenses.  That order also mandated certain interim and final build-out requirements for the licenses.  By March 2017, DISH Network must provide terrestrial signal coverage and offer terrestrial service to at least 40% of the aggregate population represented by all of the areas covered by the licenses (the “AWS-4 Interim Build-Out Requirement”).  By March 2020, DISH Network was required to provide terrestrial signal coverage and offer terrestrial service to at least 70% of the population in each area covered by an individual license (the “AWS-4 Final Build-Out Requirement”).

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the Modified AWS-4 Final Build-Out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for DISH Network’s AWS-4 spectrum licenses to allow DISH Network to repurpose all 20 MHz of its uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”).  If DISH Network fails to notify the FCC that it intends to use its uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.

H Block Licenses.  The auction of wireless spectrum known as the H Block commenced on January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder for all 176 H Block wireless spectrum licenses (“H Block”) in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  DISH Network paid the remaining balance of its winning bid of approximately $1.236 billion for the H Block spectrum licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting DISH Network’s application to acquire these H Block spectrum licenses.  As a result, during May 2014, DISH Network also paid approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum in connection with the issuance of the H Block licenses.  The H Block spectrum licenses are subject to certain interim and final build-out requirements.  By April 2018, DISH Network must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block spectrum license (the “H Block Interim Build-Out Requirement”).  By April 2024, DISH Network must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block spectrum license (the “H Block Final Build-Out Requirement”).  If DISH Network fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which it fails to meet the requirement.  If DISH Network fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block spectrum license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 spectrum licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of DISH Network’s AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

DISH Network may also determine that additional spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of its licenses and any additional acquired licenses and DISH Network’s integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to partially finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance in whole or in part the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts, including compliance with regulations applicable to acquired licenses.  On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.

Guarantees

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $23 million over approximately the next eight months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2014, the remaining obligation of DISH Network’s guarantee was $343 million.

As of June 30, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent.  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in DISH Network’s place.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims, and the Court will hear oral arguments on the parties’ summary judgment motions on October 17, 2014.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc.; Comcast Corp.; DirecTV; TiVo, Inc. and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 25, 2014, Garnet Digital filed a motion to dismiss its claims against us and DISH Network with prejudice.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action has been lifted.  No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies seeking to enjoin the Sling placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the Hopper Transfers feature and the Sling placeshifting functionality in our second-generation Hopper set-top box.  The Fox claims are set for trial on January 13, 2015.

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

Joao Control & Monitoring Systems LLC

On April 23, 2014, Joao Control & Monitoring Systems, LLC (“Joao Control”) filed a complaint against DISH Network in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,549,130 (the “130 patent”), which is entitled “Control Apparatus and Method for Vehicles and/or for Premises.”  Joao alleges that we infringe the 130 patent by making, using, providing and/or importing remotely-accessed DVRs.  On the same day, Joao Control also filed similar actions against DirecTV; Verizon

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Communications, Inc.; Time Warner Cable Inc.; Cox Communications, Inc.; and Cablevision Systems Corporation, among others.  Joao Control is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against DISH Network and EchoStar, and it rejected some but not all claims against the other defendants.

DISH Network intends to vigorously defend any claims against it in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

LightSquared/Harbinger Capital Partners LLC (LightSquared Colorado Action)

On July 8, 2014, Harbinger filed suit against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing breaches of Harbinger’s stockholder agreement.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.

DISH Network intends to vigorously defend any claims against it in this case and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared Transaction Shareholder Derivative Actions

On August 9, 2013, a purported shareholder of DISH Network, Jacksonville Police and Fire Pension Fund (“Jacksonville PFPF”), filed a putative shareholder derivative action in the District Court for Clark County, Nevada alleging, among other things, breach of fiduciary duty claims against the members of DISH Network’s Board of Directors as of that date:  Charles W. Ergen; Joseph P. Clayton; James DeFranco; Cantey M. Ergen; Steven R. Goodbarn; David K. Moskowitz; Tom A. Ortolf; and Carl E. Vogel (collectively, the “Director Defendants”).  In its first amended complaint, Jacksonville PFPF asserted claims that Mr. Ergen breached his fiduciary duty to DISH Network in connection with certain purchases of LightSquared debt by SPSO, an entity controlled by Mr. Ergen, and that the other Director Defendants aided and abetted that alleged breach of duty.  The Jacksonville PFPF claims alleged that (1) the debt purchases created an impermissible conflict of interest and (2) put at risk the LBAC Bid, which as noted above has been withdrawn.  Jacksonville PFPF further claimed that most members of DISH Network’s Board of Directors are beholden to Mr. Ergen to an extent that prevents them from discharging their duties in connection with DISH Network’s participation in the LightSquared bankruptcy auction process.  Jacksonville PFPF is seeking an unspecified amount of damages.  Jacksonville PFPF dismissed its claims against Mr. Goodbarn on October 8, 2013.

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

On October 11, 2013, Iron Worker Mid-South Pension Fund dismissed its claims without prejudice.  On October 30, 2013, Louisiana Municipal Police Employees’ Retirement System dismissed its claims without prejudice and, on January 2, 2014, filed a new complaint in the District Court for Clark County, Nevada, which, on May 2, 2014, was consolidated with the Jacksonville PFPF action.  On December 13, 2013, City of Daytona Beach Police Officers and Firefighters Retirement System voluntarily dismissed its claims without prejudice.  On March 28, 2014, Iron

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan voluntarily dismissed its claims without prejudice.

On July 25, 2014, Jacksonville PFPF filed a second amended complaint, which added claims against George R. Brokaw and Charles M. Lillis, as members of DISH Network’s Board of Directors (together with the other members of DISH Network’s Board of Directors (other than Mr. Goodbarn) the “Director Defendants”), and Thomas A. Cullen, R. Stanton Dodge and K. Jason Kiser, as officers of DISH Network.  Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty.  Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the Director Defendants, other than Mr. Ergen; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

loop control apparatus having a master microprocessor and at least one autonomous streamlined signal processor.  Norman is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

On May 30, 2014, Norman dismissed the 2013 Action against us with prejudice, pursuant to a settlement agreement.

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

Effective June 18, 2014, Preservation Technologies dismissed all of its claims against DISH Network with prejudice, pursuant to a settlement agreement.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case has been stayed since July 2009 pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.” TQ Beta alleges that our Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

10.       Related Party Transactions

Related Party Transactions with DISH Network

On May 2, 2014, DISH Network contributed its equity interest in DISH Digital Holding L.L.C. (“DISH Digital”) to us.  We recorded all of the assets and liabilities at historical cost and the difference was recorded as a deemed distribution in “Stockholder’s equity (deficit)” on our Condensed Consolidated Balance Sheets.  As a result, all operating activities of DISH Digital are included in our financial results beginning May 2, 2014.

On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the recent H Block auction.  See Note 8 for further information.

Blockbuster.  On April 26, 2011, DISH Network completed the acquisition of most of the assets of Blockbuster, Inc.  During the three and six months ended June 30, 2013, we recorded $4 million and $8 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  As of December 31, 2013, Blockbuster had ceased material operations.  As a result, during the three and six months ended June 30, 2014, we did not record any expense related to these services.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During each of the three months ended June 30, 2014 and 2013, we recorded revenue associated with these services of $5 million in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2014 and 2013, we recorded revenue associated with these services of $9 million and $5 million, respectively.

Blockbuster, Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.  During the three months ended June 30, 2014 and 2013, the costs associated with these services were $3 million and $2 million, respectively.  During the six months ended June 30, 2014 and 2013, the costs associated with these services were $6 million and $5 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction described in Note 4 and below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2014 and 2013, we incurred $169 million and $124 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2014 and 2013, we incurred $307 million and $235 million, respectively, for these satellite and transmission expenses.  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

“General and administrative expenses”

During the three months ended June 30, 2014 and 2013, we incurred $28 million and $20 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2014 and 2013, we incurred $49 million and $33 million, respectively, for these general and administrative expenses.  The agreements pertaining to these expenses are discussed below.  In addition, the expenses incurred pursuant to the Commercial Agreement discussed in “DISH Digital Holding L.L.C.,” under “Other Agreements — EchoStar” below, are also included in these amounts.

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

•                  Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona terminated on May 31, 2014.

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

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended June 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $296 million and $309 million, respectively.  For the six months ended June 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $590 million and $606 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the three and six months ended June 30, 2013, we expensed $2 million and $3 million,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

respectively, under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH Digital Holding L.L.C.  On May 2, 2014, DISH Network contributed its equity interest in DISH Digital to us. See “Related Party Transactions with DISH Network” within the related party section previously discussed. Effective July 1, 2012, DISH Network and EchoStar formed DISH Digital, which was owned two-thirds by DISH Network and one-third by EchoStar and was consolidated into DISH Network’s financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, DISH Network, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which DISH Network and EchoStar contributed certain assets in exchange for its respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, DISH Digital has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from DISH Network and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  DISH Network consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.  Effective August 1, 2014, EchoStar and DISH Digital entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to EchoStar and EchoStar reduced its interest in DISH Digital to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in DISH Digital.  In addition, we, EchoStar and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and DISH Digital amended and restated the Commercial Agreement pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  All services provided to DISH Digital by EchoStar under the Commercial Agreement are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “General and administrative expenses” within the related party section previously discussed.

Satellite and Tracking Stock Transaction with EchoStar.  To improve our position in the growing consumer satellite broadband market, among other reasons, on February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•                  Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease certain satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses — Satellite Capacity Leased from EchoStar.”

•                  Investor Rights Agreement.  On February 20, 2014, EchoStar, HSSC, DOLLC and DNLLC (DOLLC and DNLLC, collectively referred to as the “DISH Investors”) also entered into the Investor Rights Agreement with respect to the Tracking Stock.  The Investor Rights Agreement provides, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfers of the Tracking Stock for one year, with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both DISH Network and EchoStar as an Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both EchoStar and DISH Network.

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable — other” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$38,867	$24,547	$59,070	$46,566

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,166	$20,954
Commitments to NagraStar	$6,619	$2,463

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 under the caption “Item 1A. Risk Factors.”  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any undertaking to update any forward-looking statements.

EXECUTIVE SUMMARY

Overview

DISH lost approximately 44,000 net Pay-TV subscribers during the three months ended June 30, 2014, compared to a loss of approximately 78,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from higher gross new Pay-TV subscriber activations.

During the three months ended June 30, 2014, DISH activated approximately 656,000 gross new Pay-TV subscribers compared to approximately 624,000 gross new Pay-TV subscribers during the same period in 2013, an increase of 5.1%.  This increase was driven primarily by increased advertising.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2014 was 1.66% compared to 1.67% for the same period in 2013.  While our Pay-TV churn rate was similar compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

DISH lost approximately 4,000 net Pay-TV subscribers during the six months ended June 30, 2014, compared to a loss of approximately 42,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower Pay-TV churn and higher gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the six months ended June 30, 2014 was 1.54% compared to 1.57% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the six months ended June 30, 2014, DISH activated approximately 1.295 million gross new Pay-TV subscribers compared to approximately 1.278 million gross new Pay-TV subscribers during the same period in 2013, an increase of 1.3%.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

“Net income (loss) attributable to DISH DBS” for the three months ended June 30, 2014 and 2013 was $190 million and $234 million, respectively.  During the three months ended June 30, 2014, “Net income (loss) attributable to DISH DBS” decreased primarily due to higher subscriber-related expenses and satellite and transmission expenses, partially offset by the increase in revenue related to the programming package price increases in February 2014 and lower “Interest expense, net of amounts capitalized.”

“Net income (loss) attributable to DISH DBS” for the six months ended June 30, 2014 and 2013 was $381 million and $440 million, respectively.  During the six months ended June 30, 2014, “Net income (loss) attributable to DISH DBS” decreased primarily due to higher subscriber-related expenses and satellite and transmission expenses, partially offset by the increase in revenue related to the programming package price increases in February 2014 and 2013.

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  In addition, increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.

As the pay-TV industry has matured, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming at any place, at any time and/or on any broadband-connected device they choose.  We are currently evaluating, among other things, certain technical and economic considerations relevant to the offering of certain video programming only over the Internet.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

We have been deploying receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression technology and a smaller but still significant number of our customers have receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar have MPEG-4 compression technology with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers with 8PSK modulation technology, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers with 8PSK modulation technology and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

For several years we have been selectively migrating customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  We plan to expand that effort beginning in September 2014 to our remaining customers that have QPSK receivers.  We also expect to begin migrating customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers in September 2014.  We will implement this receiver migration to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch in late 2015.  The estimated incremental subscriber related expense for these receiver migration efforts during the next two years is not expected to exceed $100 million.  Both the schedule and the incremental costs of these receiver migrations could change due to many factors, including, among other things, satellite health and capacity.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

modify or cease to offer these features.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further information.

MVDDS Licenses

In 2010, we purchased all of South.com, L.L.C., which is an entity that holds MVDDS licenses in 37 markets in the United States.  In October 2012, we agreed to purchase additional MVDDS licenses in 45 markets from an affiliate of Cablevision Systems Corporation (“Cablevision”).  We are currently leasing five of these licenses to a wholly-owned subsidiary of Cablevision.  We have MVDDS licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we are required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  We have filed an application with the FCC seeking a waiver of the build-out requirements related to our MVDDS licenses and requested an additional four-year license term.  That application remains pending, and we cannot predict the timing or outcome of our application.  Part or all of our MVDDS licenses may be terminated if our waiver and/or extension are not granted.  These licenses are recorded in “FCC authorizations” on our Condensed Consolidated Balance Sheets and had a carrying value of $24 million as of June 30, 2014.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

6 5/8% Senior Notes due 2014

During the three months ended June 30, 2014, we repurchased $98 million of our 6 5/8% Senior Notes due 2014.  The remaining balance of $902 million matures on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

7 3/4% Senior Notes due 2015

During the three months ended June 30, 2014, we repurchased $16 million of our 7 3/4% Senior Notes due 2015.  The remaining balance of $734 million matures on May 31, 2015 and has been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2014.  We expect to fund this obligation from cash generated from operations and existing cash and marketable investment securities balances.

Wireless Spectrum

DISH Network has made substantial investments to acquire certain wireless spectrum licenses in recent years.  DISH Network may also determine that additional spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, finance the commercialization and build-out requirements of its licenses and any additional acquired licenses and DISH Network’s integration efforts, including compliance with regulations applicable to acquired licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, any such investment or partnership could vary significantly.  We have made cash distributions to DISH Network to partially finance the acquisition of these licenses and may make additional cash distributions to, among other things, finance in whole or in part the acquisition of additional licenses and the commercialization and build-out requirements of acquired licenses and DISH Network’s integration efforts, including compliance with regulations applicable to acquired licenses.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these spectrum licenses.  See Note 8 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.  In addition, “Satellite and transmission expenses” includes executory costs associated with capital leases and costs associated with transponder leases and other related services.

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

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs” plus the value of equipment capitalized under our lease program for new Pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our senior debt, and interest expense associated with our capital lease obligations.

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

“Pay-TV subscribers.”  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Our Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from us over the Internet.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,555,953	$3,412,136	$143,817	4.2
Equipment sales and other revenue	26,057	24,047	2,010	8.4
Equipment sales, services and other revenue - EchoStar	16,555	8,739	7,816	89.4
Total revenue	3,598,565	3,444,922	153,643	4.5

Costs and Expenses:
Subscriber-related expenses	2,042,504	1,893,046	149,458	7.9
% of Subscriber-related revenue	57.4%	55.5%
Satellite and transmission expenses	178,660	133,829	44,831	33.5
% of Subscriber-related revenue	5.0%	3.9%
Cost of sales - equipment, services and other	30,985	20,720	10,265	49.5
Subscriber acquisition costs	422,457	395,495	26,962	6.8
General and administrative expenses	178,381	172,506	5,875	3.4
% of Total revenue	5.0%	5.0%
Depreciation and amortization	248,382	228,165	20,217	8.9
Total costs and expenses	3,101,369	2,843,761	257,608	9.1

Operating income (loss)	497,196	601,161	(103,965)	(17.3)

Other Income (Expense):
Interest income	10,102	9,742	360	3.7
Interest expense, net of amounts capitalized	(212,177)	(247,461)	35,284	14.3
Other, net	405	65	340	*
Total other income (expense)	(201,670)	(237,654)	35,984	15.1

Income (loss) before income taxes	295,526	363,507	(67,981)	(18.7)
Income tax (provision) benefit, net	(109,532)	(129,625)	20,093	15.5
Effective tax rate	37.1%	35.7%
Net income (loss)	185,994	233,882	(47,888)	(20.5)
Less: Net income (loss) attributable to noncontrolling interest	(4,492)	—	(4,492)	*
Net income (loss) attributable to DISH DBS	$190,486	$233,882	$(43,396)	(18.6)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.053	14.014	0.039	0.3
Pay-TV subscriber additions, gross (in millions)	0.656	0.624	0.032	5.1
Pay-TV subscriber additions, net (in millions)	(0.044)	(0.078)	0.034	43.6
Pay-TV average monthly subscriber churn rate	1.66%	1.67%	(0.01)%	(0.6)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$846	$883	$(37)	(4.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$84.15	$80.81	$3.34	4.1
EBITDA	$750,475	$829,391	$(78,916)	(9.5)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 44,000 net Pay-TV subscribers during the three months ended June 30, 2014, compared to a loss of approximately 78,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from higher gross new Pay-TV subscriber activations.

During the three months ended June 30, 2014, DISH activated approximately 656,000 gross new Pay-TV subscribers compared to approximately 624,000 gross new Pay-TV subscribers during the same period in 2013, an increase of 5.1%.  This increase was driven primarily by increased advertising.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the three months ended June 30, 2014 was 1.66% compared to 1.67% for the same period in 2013.  While our Pay-TV churn rate was similar compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.556 billion for the three months ended June 30, 2014, an increase of $144 million or 4.2% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $84.15 during the three months ended June 30, 2014 versus $80.81 during the same period in 2013.  The $3.34 or 4.1% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.043 billion during the three months ended June 30, 2014, an increase of $149 million or 7.9% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 57.4% and 55.5% of “Subscriber-related revenue” during the three months ended June 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $179 million during the three months ended June 30, 2014, an increase of $45 million or 33.5% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $422 million for the three months ended June 30, 2014, an increase of $27 million or 6.8% compared to the same period in 2013.  This change was primarily attributable to higher gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $846 during the three months ended June 30, 2014 compared to $883 during the same period in 2013, a decrease of $37 or 4.2%.  This change was primarily attributable to a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new Hopper with Sling receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended June 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $132 million and $154 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from a decrease in hardware costs per activation as discussed above.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended June 30, 2014 and 2013, these amounts totaled $19 million and $32 million, respectively.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $248 million during the three months ended June 30, 2014, a $20 million or 8.9% increase compared to the same period in 2013.  The increase in “Depreciation and amortization” expense was from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $212 million during the three months ended June 30, 2014, a decrease of $35 million or 14.3% compared to the same period in 2013.  The three months ended June 30, 2013 was negatively impacted by $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.  The three months ended June 30, 2014 was positively impacted by the debt redemption of our 7% Senior Notes due 2013.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $750 million during the three months ended June 30, 2014, a decrease of $79 million or 9.5% compared to the same period in 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2014	2013
	(In thousands)
EBITDA	$750,475	$829,391
Interest expense, net	(202,075)	(237,719)
Income tax (provision) benefit, net	(109,532)	(129,625)
Depreciation and amortization	(248,382)	(228,165)
Net income (loss) attributable to DISH DBS	$190,486	$233,882

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

Income tax (provision) benefit, net.  Our income tax provision was $110 million during the three months ended June 30, 2014, a decrease of $20 million compared to the same period in 2013.  This change was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH DBS.  Net income attributable to DISH DBS was $190 million during the three months ended June 30, 2014, a decrease of $43 million compared to the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,029,161	$6,722,588	$306,573	4.6
Equipment sales and other revenue	47,507	48,568	(1,061)	(2.2)
Equipment sales, services and other revenue - EchoStar	32,107	10,024	22,083	*
Total revenue	7,108,775	6,781,180	327,595	4.8

Costs and Expenses:
Subscriber-related expenses	4,058,177	3,780,639	277,538	7.3
% of Subscriber-related revenue	57.7%	56.2%
Satellite and transmission expenses	326,787	254,803	71,984	28.3
% of Subscriber-related revenue	4.6%	3.8%
Cost of sales - equipment, services and other	56,211	40,716	15,495	38.1
Subscriber acquisition costs	830,821	825,213	5,608	0.7
General and administrative expenses	357,965	330,874	27,091	8.2
% of Total revenue	5.0%	4.9%
Depreciation and amortization	473,348	433,661	39,687	9.2
Total costs and expenses	6,103,309	5,665,906	437,403	7.7

Operating income (loss)	1,005,466	1,115,274	(109,808)	(9.8)

Other Income (Expense):
Interest income	18,864	16,950	1,914	11.3
Interest expense, net of amounts capitalized	(424,256)	(443,227)	18,971	4.3
Other, net	745	193	552	*
Total other income (expense)	(404,647)	(426,084)	21,437	5.0

Income (loss) before income taxes	600,819	689,190	(88,371)	(12.8)
Income tax (provision) benefit, net	(225,414)	(249,077)	23,663	9.5
Effective tax rate	37.5%	36.1%
Net income (loss)	375,405	440,113	(64,708)	(14.7)
Less: Net income (loss) attributable to noncontrolling interest	(5,233)	—	(5,233)	*
Net income (loss) attributable to DISH DBS	$380,638	$440,113	$(59,475)	(13.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.053	14.014	0.039	0.3
Pay-TV subscriber additions, gross (in millions)	1.295	1.278	0.017	1.3
Pay-TV subscriber additions, net (in millions)	(0.004)	(0.042)	0.038	90.5
Pay-TV average monthly subscriber churn rate	1.54%	1.57%	(0.03)%	(1.9)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$854	$882	$(28)	(3.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.25	$79.63	$3.62	4.5
EBITDA	$1,484,792	$1,549,128	$(64,336)	(4.2)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 4,000 net Pay-TV subscribers during the six months ended June 30, 2014, compared to a loss of approximately 42,000 net Pay-TV subscribers during the same period in 2013.  The decrease in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower Pay-TV churn and higher gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the six months ended June 30, 2014 was 1.54% compared to 1.57% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

During the six months ended June 30, 2014, DISH activated approximately 1.295 million gross new Pay-TV subscribers compared to approximately 1.278 million gross new Pay-TV subscribers during the same period in 2013, an increase of 1.3%.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.029 billion for the six months ended June 30, 2014, an increase of $307 million or 4.6% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $83.25 during the six months ended June 30, 2014 versus $79.63 during the same period in 2013.  The $3.62 or 4.5% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.058 billion during the six months ended June 30, 2014, an increase of $278 million or 7.3% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 57.7% and 56.2% of “Subscriber-related revenue” during the six months ended June 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $327 million during the six months ended June 30, 2014, an increase of $72 million or 28.3% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $854 during the six months ended June 30, 2014 compared to $882 during the same period in 2013, a decrease of $28 or 3.2%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new Hopper with Sling receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $273 million and $301 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from a decrease in hardware costs per activation as discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the six months ended June 30, 2014 and 2013, these amounts totaled $50 million and $77 million, respectively.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $473 million during the six months ended June 30, 2014, a $40 million or 9.2% increase compared to the same period in 2013.  The increase in “Depreciation and amortization” expense was from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $424 million during the six months ended June 30, 2014, a decrease of $19 million or 4.3% compared to the same period in 2013.  The six months ended June 30, 2013 was negatively impacted by $30 million in premiums, interest expense and deferred financing costs related to the issuance and redemption of our 6 1/4% Senior Notes due 2023 and our 5% Senior Notes due 2017.  The six months ended June 30, 2014 was positively impacted by the debt redemption of our 7% Senior Notes due 2013.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.485 billion during the six months ended June 30, 2014, a decrease of $64 million or 4.2% compared to the same period in 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2014	2013
	(In thousands)
EBITDA	$1,484,792	$1,549,128
Interest expense, net	(405,392)	(426,277)
Income tax (provision) benefit, net	(225,414)	(249,077)
Depreciation and amortization	(473,348)	(433,661)
Net income (loss) attributable to DISH DBS	$380,638	$440,113

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

Income tax (provision) benefit, net.  Our income tax provision was $225 million during the six months ended June 30, 2014, a decrease of $24 million compared to the same period in 2013.  This change was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH DBS.  Net income attributable to DISH DBS was $381 million during the six months ended June 30, 2014, a decrease of $59 million compared to the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

See Note 8 “Commitments and Contingencies — Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014  include a detailed discussion of our risk factors.

Item 6.         EXHIBITS

(a)                                 Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 7, 2014