Form 10-Q
period 2014-09-30
DISH DBS CORP
filed 2014-11-04
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

As of November 1, 2014, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

	PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2014 and December 31, 2013 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	54

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	54

	Signatures	55

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

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, made substantial investments to acquire certain 700 MHz, AWS-4 and H Block wireless spectrum licenses and other related assets.  DISH Network may from time to time seek to acquire additional wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to commercialize its licenses and related assets, and if it decides to acquire additional licenses and related assets.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,473,600	$4,294,475
Marketable investment securities	3,748,839	4,117,326
Trade accounts receivable - other, net of allowance for doubtful accounts of $20,010 and $15,981, respectively	929,850	859,986
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	41,749	52,602
Inventory	527,816	512,646
Deferred tax assets	65,399	65,457
Other current assets	141,690	143,564
Total current assets	9,928,943	10,046,056

Noncurrent Assets:
Restricted cash and marketable investment securities	80,684	82,780
Property and equipment, net	2,481,313	2,979,323
FCC authorizations	635,794	635,794
Other noncurrent assets, net (Note 4)	580,448	239,556
Total noncurrent assets	3,778,239	3,937,453
Total assets	$13,707,182	$13,983,509

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$222,303	$257,950
Trade accounts payable - EchoStar	288,736	338,788
Deferred revenue and other	873,526	824,478
Accrued programming	1,497,796	1,238,610
Accrued interest	203,958	232,732
Other accrued expenses	417,500	457,775
Current portion of long-term debt and capital lease obligations	1,578,838	1,032,607
Total current liabilities	5,082,657	4,382,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	11,771,780	12,577,410
Deferred tax liabilities	1,121,478	1,247,375
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	234,574	159,684
Total long-term obligations, net of current portion	13,127,832	13,984,469
Total liabilities	18,210,489	18,367,409

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interest (Note 2)	21,408	—

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,259,311	1,300,101
Accumulated other comprehensive income (loss)	25,438	11,189
Accumulated earnings (deficit)	(5,812,093)	(5,697,772)
Total DISH DBS stockholder’s equity (deficit)	(4,527,344)	(4,386,482)
Noncontrolling interest	2,629	2,582
Total stockholder’s equity (deficit)	(4,524,715)	(4,383,900)
Total liabilities and stockholder’s equity (deficit)	$13,707,182	$13,983,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscriber-related revenue	$3,553,828	$3,408,510	$10,582,989	$10,131,098
Equipment sales and other revenue	16,312	24,834	63,819	73,402
Equipment sales, services and other revenue - EchoStar	15,232	15,516	47,339	25,540
Total revenue	3,585,372	3,448,860	10,694,147	10,230,040

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,072,891	1,938,142	6,131,068	5,718,781
Satellite and transmission expenses	179,401	139,945	506,188	394,748
Cost of sales - equipment, services and other	24,240	24,073	80,451	64,789
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	52,755	61,853	170,149	192,567
Other subscriber acquisition costs	246,918	280,677	709,308	746,324
Subscriber acquisition advertising	152,607	108,227	403,644	337,079
Total subscriber acquisition costs	452,280	450,757	1,283,101	1,275,970
General and administrative expenses	189,961	172,100	547,926	502,974
Depreciation and amortization (Note 6)	246,140	229,749	719,488	663,410
Total costs and expenses	3,164,913	2,954,766	9,268,222	8,620,672

Operating income (loss)	420,459	494,094	1,425,925	1,609,368

Other Income (Expense):
Interest income	8,654	10,255	27,518	27,205
Interest expense, net of amounts capitalized	(207,149)	(220,596)	(631,405)	(663,823)
Other, net	(7,156)	75	(6,411)	268
Total other income (expense)	(205,651)	(210,266)	(610,298)	(636,350)

Income (loss) before income taxes	214,808	283,828	815,627	973,018
Income tax (provision) benefit, net	(62,109)	(97,151)	(287,523)	(346,228)
Net income (loss)	152,699	186,677	528,104	626,790
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(2,342)	150	(7,575)	150
Net income (loss) attributable to DISH DBS	$155,041	$186,527	$535,679	$626,640

Comprehensive Income (Loss):
Net income (loss)	$152,699	$186,677	$528,104	$626,790
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	5,352	12,730	19,547	7,728
Deferred income tax (expense) benefit, net	66	(3,620)	(5,298)	(3,104)
Total other comprehensive income (loss), net of tax	5,418	9,110	14,249	4,624
Comprehensive income (loss)	158,117	195,787	542,353	631,414
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(2,342)	150	(7,575)	150
Comprehensive income (loss) attributable to DISH DBS	$160,459	$195,637	$549,928	$631,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$528,104	$626,790
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	719,488	663,410
Non-cash, stock-based compensation	24,830	25,328
Deferred tax expense (benefit)	(87,889)	62,826
Other, net	71,441	(78,700)
Changes in current assets and current liabilities, net	14,778	40,513
Net cash flows from operating activities	1,270,752	1,340,167

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	388,035	(1,704,083)
Purchases of property and equipment	(629,869)	(688,007)
Change in restricted cash and marketable investment securities	2,096	38,881
Other, net	(6,426)	(10,521)
Net cash flows from investing activities	(246,164)	(2,363,730)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	2,300,000
Proceeds from issuance of restricted debt	—	2,600,000
Redemption of restricted debt	—	(2,600,000)
Funding of restricted debt escrow	—	(2,596,750)
Release of restricted debt escrow	—	2,596,771
Repurchases of long-term debt	(199,999)	(48,552)
Dividend to DISH Orbital Corporation	(650,000)	—
Repayment of long-term debt and capital lease obligations	(22,259)	(27,633)
Other	26,795	8,614
Net cash flows from financing activities	(845,463)	2,232,450

Net increase (decrease) in cash and cash equivalents	179,125	1,208,887
Cash and cash equivalents, beginning of period	4,294,475	3,424,387
Cash and cash equivalents, end of period	$4,473,600	$4,633,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded pay-TV service (“DISH”), which had 14.041 million subscribers in the United States as of September 30, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber network, in-home service and call center operations, and certain other assets utilized in our operations.

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interest or redeemable non-controlling interest.  See below for further discussion.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Redeemable Noncontrolling Interests.  DISH Digital Holding L.L.C. (“DISH Digital”) has been consolidated into our financial statements since May 2, 2014.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and DISH Digital entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to EchoStar and EchoStar reduced its interest in DISH Digital to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  Since any redemption of EchoStar’s ten percent non-voting interest would occur at fair value, the “Redeemable noncontrolling interest” was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by DISH Digital, which is not yet probable of being achieved.  At such time that we determine the performance goal to be probable, the value of the “Redeemable noncontrolling interest” will be adjusted for any change in redemption value above the minimum threshold, with the offset recorded in “Additional

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, the operating results of DISH Digital attributable to EchoStar are recorded as “Redeemable noncontrolling interest” in our Condensed Consolidated Balance Sheets effective August 1, 2014.  See Note 10 for further discussion on DISH Digital and the Exchange Agreement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses, subscriber lives and royalty obligations.  Sustained economic weakness has increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of September 30, 2014 and December 31, 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

3.              Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$652,150	$662,264
Cash received for interest	26,242	26,771
Cash paid for income taxes	4,355	751
Cash paid for income taxes to DISH Network	322,632	274,894
Satellites and other assets financed under capital lease obligations	3,462	904
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—
Transfer of liabilities and other	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—
DISH Digital Exchange Transaction with EchoStar:
Transfer of property and equipment, net	8,978	—
Transfer of investments and intangibles, net	25,097	—
Capital distribution to EchoStar, net of deferred taxes of $3,542	5,845	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,491	14,009	—

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.              Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$20,538	$105,854
Current marketable investment securities - other	3,728,301	4,011,472
Total current marketable investment securities	3,748,839	4,117,326
Restricted marketable investment securities (1)	74,194	63,902
Total marketable investment securities	3,823,033	4,181,228

Restricted cash and cash equivalents (1)	6,490	18,878

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	13,546	5,396
Total marketable investment securities and restricted cash and cash equivalents	$4,159,273	$4,205,502

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

(2)         Other investment securities are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale, except as specified below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Restricted Cash and Marketable Investment Securities

As of September 30, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2014 and December 31, 2013, we had accumulated net unrealized gains of $35 million and $15 million, respectively.  These amounts, net of related tax effect, were $25 million and $11 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2014				As of December 31, 2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$20,538	$—	$—	$—	$105,854	$—	$—	$—
Other (including restricted)	3,759,837	6,767	(1,263)	5,504	4,048,851	5,447	(3,355)	2,092
Equity securities:
Other	42,658	29,421	—	29,421	26,523	13,286	—	13,286
Total	$3,823,033	$36,188	$(1,263)	$34,925	$4,181,228	$18,733	$(3,355)	$15,378

As of September 30, 2014, restricted and non-restricted marketable investment securities included debt securities of $2.487 billion with contractual maturities within one year, $1.270 billion with contractual maturities extending longer than one year through and including five years and $23 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of September 30, 2014, the unrealized losses on our investments in debt securities primarily represented investments in corporate bonds.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	September 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$1,858,459	$(1,243)	$2,002,239	$(2,820)
12 months or more	168,734	(20)	38,043	(535)
Total	$2,027,193	$(1,263)	$2,040,282	$(3,355)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$4,183,698	$67,535	$4,116,163	$—	$3,743,328	$275,277	$3,468,051	$—

Debt securities:
VRDNs	$20,538	$—	$20,538	$—	$105,854	$—	$105,854	$—
Other (including restricted)	3,759,837	—	3,759,837	—	4,048,851	—	4,048,851	—

Equity securities	42,658	42,658	—	—	26,523	26,523	—	—

Total	$3,823,033	$42,658	$3,780,375	$—	$4,181,228	$26,523	$4,154,705	$—

During the nine months ended September 30, 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.              Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$280,369	$299,975
Raw materials	159,210	102,563
Work-in-process	88,237	110,108
Total	$527,816	$512,646

6.              Property and Equipment and FCC Authorizations

Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,526,090	$3,496,994
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	661,321	600,439
Buildings and improvements	1-40	83,258	80,439
Land	—	5,504	5,504
Construction in progress	—	19,006	39,043
Total property and equipment		5,072,656	6,072,434
Accumulated depreciation (1)		(2,591,343)	(3,093,111)
Property and equipment, net		$2,481,313	$2,979,323

(1)         Property and equipment and accumulated depreciation decreased $1.073 billion and $633 million, respectively, as a result of the Satellite and Tracking Stock Transaction.  See Note 4 and Note 10 for further discussion.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Equipment leased to customers	$208,208	$188,524	$607,584	$538,457
Satellites	15,261	27,171	53,723	81,512
Buildings, furniture, fixtures, equipment and other	22,671	14,054	58,181	43,441
Total depreciation and amortization	$246,140	$229,749	$719,488	$663,410

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

As of September 30, 2014, our pay-TV satellite fleet consisted of the following:

		Degree	Estimated
	Launch	Orbital	Useful Life
Satellites	Date	Location	(Years)
Owned:
EchoStar XV (1)	July 2010	45	15

Leased from EchoStar (1):
EchoStar I (2)(3)	December 1995	77	NA
EchoStar VII (2)(3)	February 2002	119	NA
EchoStar VIII	August 2002	77	NA
EchoStar IX	August 2003	121	NA
EchoStar X (2)(3)	February 2006	110	NA
EchoStar XI (2)(3)	July 2008	110	NA
EchoStar XII (2)	July 2003	61.5	NA
EchoStar XIV (2)(3)	March 2010	119	NA
EchoStar XVI	November 2012	61.5	NA
Nimiq 5	September 2009	72.7	NA
QuetzSat-1	September 2011	77	NA

Leased from Other Third Party:
Anik F3	April 2007	118.7	NA
Ciel II	December 2008	129	NA

Under Construction:
EchoStar XVIII	2015	110	15

(1)         See Note 10 for further discussion of our Related Party Transactions with EchoStar.

(2)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

satellite’s useful life.

(3)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back certain satellite capacity on these satellites.  See Note 4 for further discussion.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

FCC Authorizations

MVDDS Licenses.  We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  We have filed an application with the FCC seeking an extension of the build-out requirements related to our MVDDS licenses and requested an additional four-year license term.  That application remains pending, and we cannot predict the timing or outcome of our application.  Part or all of our MVDDS licenses may be terminated if our application for an extension is not granted.  If the FCC decides to terminate part or all of these licenses, we may be required to write-off up to the $24 million carrying value.

7.              Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$900,000	$900,000	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015 (2)	650,001	673,564	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,591,875	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	918,099	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,207,200	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,589,000	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,127,500	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,146,260	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,040,000	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,447,500	1,500,000	1,458,090
Mortgages and other notes payable (3)	14,892	14,892	59,313	59,313
Subtotal	13,164,893	$13,655,890	13,409,313	$14,025,557
Unamortized discounts, net	(16,142)		(19,198)
Capital lease obligations (4)	201,867	NA	219,902	NA
Total long-term debt and capital lease obligations (including current portion)	$13,350,618		$13,610,017

(1)         During the nine months ended September 30, 2014, we repurchased $100 million of our 6 5/8% Senior Notes due 2014 in open market trades.  The remaining balance of $900 million was redeemed on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.

(2)         During the nine months ended September 30, 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.

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

8.              Commitments and Contingencies

Commitments

Wireless Spectrum

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets in recent years.

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

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017 DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021 DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize its 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

AWS-4 Licenses.  On March 2, 2012, the FCC approved the transfer of 40 MHz of wireless spectrum licenses held by DBSD North America, Inc. (“DBSD North America”) and TerreStar Networks, Inc. (“TerreStar”) to DISH Network.  On March 9, 2012, DISH Network completed the acquisition of 100% of the equity of reorganized DBSD North America (the “DBSD Transaction”) and substantially all of the assets of TerreStar (the “TerreStar Transaction”), pursuant to which DISH Network acquired, among other things, certain satellite assets and wireless spectrum licenses held by DBSD North America and TerreStar.  The total consideration to acquire the DBSD North America and TerreStar assets was approximately $2.860 billion.

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

On December 20, 2013, the FCC issued a further order that, among other things, extended the AWS-4 Final Build-Out Requirement by one year to March 2021 (the “Modified AWS-4 Final Build-Out Requirement”).  If DISH Network fails to meet the AWS-4 Interim Build-Out Requirement, the Modified AWS-4 Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020.  If DISH Network fails to meet the Modified AWS-4 Final Build-Out Requirement, DISH Network’s terrestrial authorization for each license area in which it fails to meet the requirement may terminate.  The FCC’s December 20, 2013 order also conditionally waived certain FCC rules for DISH Network’s AWS-4 licenses to allow DISH Network to repurpose all 20 MHz of its uplink spectrum (2000-2020 MHz) for downlink (the “AWS-4 Downlink Waiver”).  If DISH Network fails to notify the FCC that it intends to use its uplink spectrum for downlink by June 20, 2016, the AWS-4 Downlink Waiver will terminate, and the Modified AWS-4 Final Build-Out Requirement will revert back to the AWS-4 Final Build-Out Requirement.

H Block Licenses.  The auction of wireless spectrum known as the H Block commenced on January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder for all 176 H Block wireless spectrum licenses (“H Block”) in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  DISH Network paid the remaining balance of its winning bid of approximately $1.236 billion for the H Block licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting DISH Network’s application to acquire these H Block licenses.  As a result, during May 2014, DISH Network also paid approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint for clearance costs associated with the upper H Block spectrum in connection with the issuance of the H Block licenses.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, DISH Network must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, DISH Network must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If DISH Network fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which it fails to meet the requirement.  If DISH Network fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of DISH Network’s AWS-4 uplink spectrum

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

AWS-3 Auction.  DISH Network has filed an application with the FCC to participate as a potential bidder in the upcoming AWS-3 wireless spectrum auction.  On October 30, 2014, the FCC announced that DISH Network and 69 other applicants were qualified to participate in the AWS-3 auction.  The auction is scheduled to commence on November 13, 2014.  The FCC has set an aggregate reserve price of:  (i) approximately $580 million for licenses in the 1695-1710 MHz band, and (ii) approximately $10.066 billion for paired licenses in the 1755-1780/2155-2180 MHz bands, to conclude the auction of spectrum in each respective band.  The FCC determined that bidding in this auction will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposit or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in the auction.

Commercialization of Wireless Spectrum Licenses and Related Assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate its licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to its licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, and regulatory compliance, any such investment or partnership could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to DISH Network to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on its wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by its wireless spectrum licenses.

Guarantees

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.

In connection with the Spin-off, we distributed certain satellite lease agreements to EchoStar and remained the guarantor under those capital leases for payments totaling approximately $10 million over approximately the next five months.

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2014, the remaining obligation of DISH Network’s guarantee was $327 million.

As of September 30, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C. in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback” (the “799 patent”); 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop™ feature in our Hopper set-top box infringes the asserted patents.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent.  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in DISH Network’s place.  A trial date is set for September 19, 2016.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We have also filed a motion for summary judgment, seeking dismissal of all claims, and the Court heard oral arguments on the parties’ summary judgment motions on October 17, 2014.

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

Garnet Digital, LLC

On September 9, 2013, Garnet Digital, LLC (“Garnet Digital”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,379,421 (the “421 patent”), which is entitled “Interactive Terminal for the Access of Remote Database Information.”  The 421 patent relates to methods for accessing information from a remote computerized database and related devices.  On the same day, Garnet Digital filed similar complaints in the same court against 15 other defendants, including AT&T Inc.; Comcast Corp.; DirecTV; TiVo, Inc. and Verizon Communications, Inc.  Garnet Digital is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 30, 2014, the Court dismissed the claims against us and DISH Network with prejudice.

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

Later on May 24, 2012, (i) Fox Broadcasting Company; Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Slingbox placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC; Universal Network Television, LLC; Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc.; CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against us and DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions adding copyright claims against EchoStar and EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) us seeking to enjoin the Hopper Transfers feature in our second-generation Hopper set-top box, alleging breach of their retransmission consent agreement; and (ii) us and EchoStar Technologies L.L.C. seeking to enjoin the Slingbox placeshifting functionality in our second-generation Hopper set-top box, alleging copyright infringement and breach of their retransmission consent agreement.  On September 23, 2013, the California court denied the Fox plaintiffs’ motion.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the Hopper Transfers feature and the Slingbox placeshifting functionality in our second-generation Hopper set-top box.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  The Fox claims are set for trial on February 24, 2015.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties have filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on May 29, 2015.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Joao Control & Monitoring Systems LLC

On April 23, 2014, Joao Control & Monitoring Systems, LLC (“Joao Control”) filed a complaint against DISH Network in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,549,130 (the “130 patent”), which is entitled “Control Apparatus and Method for Vehicles and/or for Premises.”  Joao alleges that we infringe the 130 patent by making, using, providing and/or importing remotely-accessed DVRs.  On the same day, Joao Control also filed similar actions against DirecTV; Verizon Communications, Inc.; Time Warner Cable Inc.; Cox Communications, Inc.; and Cablevision Systems Corporation, among others.  Joao Control is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Joao Control never served us with its complaint and on June 23, 2014, Joao Control dismissed its complaint against DISH Network without prejudice.

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

the Bankruptcy Court rejected all claims against DISH Network and EchoStar, and it rejected some but not all claims against the other defendants.

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

On July 25, 2014, Jacksonville PFPF filed a second amended complaint, which added claims against George R. Brokaw and Charles M. Lillis, as Director Defendants, and Thomas A. Cullen, R. Stanton Dodge and K. Jason Kiser, as officers of DISH Network.  Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty.  Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the Director Defendants, other than Mr. Ergen and Mr. Clayton; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, DISH Network and EchoStar filed a notice of appeal of that partial final judgment, which is pending.  A trial date is set for January 12, 2015.  PMC has informed DISH Network that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414.  PMC’s damages expert contends that DISH Network and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, which does not include pre-judgment interest and may be trebled under Federal law.

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products” (the “434 patent”); 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same” (the “366 patent); 8,352,317 entitled “System for Facilitating Production of Variable Offer Communications” (the “317 patent”); 8,234,184 entitled “Automated Reply Generation Direct Marketing System” (the “184 patent”); and 6,999,938 entitled “Automated Reply Generation Direct Marketing System” (the “938 patent”).  Phoenix alleges that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 entitled “Highspeed WAN To Wireless LAN Gateway” (the “863 Patent”) and United States Patent No. 7,787,904 entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same” (the “904 Patent”).  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case has been transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Only four patents remain in the case against us, of which all are expired and two are subject to granted reexamination proceedings before the United States Patent and Trademark Office.  We and Katz entered into a settlement agreement effective October 8, 2014, under which Katz agreed to dismiss the action against us with prejudice.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.” TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

10.       Related Party Transactions

Related Party Transactions with DISH Network

On October 14, 2014, we paid a dividend of $1.5 billion to DOC in connection with, among other things, DISH Network’s general corporate purposes.

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

Blockbuster.  On April 26, 2011, DISH Network completed the acquisition of most of the assets of Blockbuster, Inc.  During the three and nine months ended September 30, 2013, we recorded $3 million and $11 million, respectively, of “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  As of December 31, 2013, Blockbuster had ceased material operations.  As a result, during the three and nine months ended September 30, 2014, we did not record any expense related to these services.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended September 30, 2014 and 2013, we recorded revenue associated with these services of $5 million and $5 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2014 and 2013, we recorded revenue associated with these services of $14 million and $11 million, respectively.

Blockbuster, Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Blockbuster, Broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.  During the three months ended September 30, 2014 and 2013, the costs associated with these services were $3 million and $3 million, respectively.  During the nine months ended September 30, 2014 and 2013, the costs associated with these services were $8 million and $7 million, respectively.

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

“Equipment sales, services and other revenue — EchoStar”

Remanufactured Receiver Agreement.  We entered into a remanufactured receiver agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and EchoStar extended this agreement until December 31, 2015.  EchoStar may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

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

“Satellite and transmission expenses”

During the three months ended September 30, 2014 and 2013, we incurred $169 million and $130 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2014 and 2013, we incurred $476 million and $365 million, respectively, for these satellite and transmission expenses.  The agreements pertaining to these expenses are discussed below.

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

“General and administrative expenses”

During the three months ended September 30, 2014 and 2013, we incurred $25 million and $17 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2014 and 2013, we incurred $74 million and $50 million, respectively, for these general and administrative expenses.  The agreements pertaining to these expenses are discussed below.  In addition, the expenses incurred pursuant to the Commercial Agreement discussed in “DISH Digital” under “Other Agreements — EchoStar” below, are also included in these amounts.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•                  Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2014, we exercised our right to renew this agreement for a one-year period ending on December 31, 2015.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is for a period until December 31, 2014.  Under the XiP Encryption Agreement, we have the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the XiP Encryption Agreement for one additional year until December 31, 2015.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We have an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one additional year until December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended September 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $293 million and $341 million, respectively.  For the nine months ended September 30, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $883 million and $947 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the nine months ended September 30, 2013, we expensed $3 million under the RUS Agreement,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

which is included in “Cost of sales — equipment, services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH Digital.  On May 2, 2014, DISH Network contributed its equity interest in DISH Digital to us.  See “Related Party Transactions with DISH Network” within the related party section previously discussed.  Effective July 1, 2012, DISH Network and EchoStar formed DISH Digital, which was owned two-thirds by DISH Network and one-third by EchoStar and was consolidated into DISH Network’s financial statements beginning July 1, 2012.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, DISH Network, EchoStar and DISH Digital entered into the following agreements with respect to DISH Digital:  (i) a contribution agreement pursuant to which DISH Network and EchoStar contributed certain assets in exchange for its respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, DISH Digital has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from DISH Network and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  DISH Network consolidated DISH Digital with EchoStar’s ownership position recorded as non-controlling interest.

Effective August 1, 2014, EchoStar and DISH Digital entered into the Exchange Agreement pursuant to which, among other things, DISH Digital distributed certain assets to EchoStar and EchoStar reduced its interest in DISH Digital to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in DISH Digital.  In addition, we, EchoStar and DISH Digital amended and restated the Operating Agreement,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in DISH Digital as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.  All services provided to DISH Digital by EchoStar under the Commercial Agreement are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “General and administrative expenses” within the related party section previously discussed.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$20,914	$22,563	$60,964	$69,129

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,924	$20,954
Commitments to NagraStar	$7,749	$2,463

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

Overview

Our business strategy is to be the best provider of video services in the United States by providing products with the best technology, outstanding customer service, and great value.  We promote DISH® branded programming packages as providing our subscribers with a better “price-to-value” relationship than those available from other subscription television service providers.  We believe that there continues to be unsatisfied demand for high-quality, reasonably priced subscription television services.

We generate revenue primarily by providing pay-TV programming services to our subscribers.  We also generate revenue from pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services and fees earned from our in-home service operations.  Our most significant expenses are related to programming and subscriber acquisition and retention.

Financial Highlights

2014 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $3.585 billion

•                  Pay-TV ARPU of $84.39

•                  Net income attributable to DISH DBS of $155 million

•                  Gross new Pay-TV subscriber activations of approximately 691,000

•                  Loss of approximately 12,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.67%

Consolidated Financial Condition as of September 30, 2014

•                  Cash, cash equivalents and current marketable investment securities of $8.222 billion

•                  Total assets of $13.707 billion

•                  Total long-term debt and capital lease obligations of $13.351 billion

Our DISH branded pay-TV service (“DISH”) had 14.041 million subscribers in the United States as of September 30, 2014.  DISH is the third largest pay-TV provider in the United States.  The majority of our current revenue and profit is derived from providing pay-TV services.  Competition in the pay-TV industry has intensified in recent years.  To maintain and enhance our competitiveness over the long-term, we introduced the Hopper® set-top box during the first quarter 2012, which a consumer can use, at his or her option, to view live or recorded programming in HD in multiple rooms.  During the first quarter 2013, we introduced our next generation Hopper set-top box, which promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere, which we refer to as DISH Anywhere™ that includes, among other things, online access and Slingbox “placeshifting” technology.  In addition, the next generation Hopper has several innovative features that a consumer can use, at his or her option, to watch and record television programming through certain tablet computers and combines program-discovery tools, social media engagement and remote-control capabilities through the use of certain tablet computers and smart phones.  During the first quarter 2014, we introduced the Super JoeyTM receiver.  A consumer can use, at his or her option, the Super Joey combined with the

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hopper to record up to eight shows at the same time.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Trends in our DISH Business

Competition

We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  In addition, programming offered over the Internet has become more prevalent.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming at any place, at any time and/or on any broadband-connected device they choose.  We have offered international video programming over the Internet to a small number of Pay-TV subscribers for several years.  We expect to begin testing English language video programming over the Internet and anticipate that the initial offering will be limited in the scope of programming content.

Programming

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

Increases in programming costs could cause us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online platforms a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire or if we lose access to programming as a result of disputes with programming suppliers.  On October 20, 2014, Turner Networks removed several of its channels (Boomerang, Cartoon Network, CNN, CNN en Español, HLN, truTV and Turner Classic Movies) from our programming lineup as we and Turner Networks have been unable to negotiate the terms of a renewed distribution agreement.  We cannot predict with any certainty the future impact to, among other things, our gross new subscriber activations and subscriber churn resulting from this programming change.

Operations and Customer Service

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to DISH.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by operational inefficiencies at DISH.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we monitor our third-party distributors’ and retailers’ adherence to our business rules.

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  To

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

improve our operational performance, we continue to make significant investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot be certain, however, that our spending will ultimately be successful in improving our operational performance.

Changes in our Technology

We have been deploying receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow more programming channels to be carried over our existing satellites.  Many of our customers today, however, do not have receivers that use MPEG-4 compression technology and a smaller but still significant number of our customers have receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar Corporation (“EchoStar”) have MPEG-4 compression technology with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers with 8PSK modulation technology, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers with 8PSK modulation technology and, to the extent that our promotions are successful, will accelerate the transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

For several years we have been selectively migrating customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  We recently expanded that effort to our remaining customers that have QPSK receivers.  We also began migrating customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers.  We are implementing this receiver migration to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch in late 2015.  The estimated incremental subscriber related expense for these receiver migration efforts during the next two years is not expected to exceed $100 million.  Both the schedule and the incremental costs of these receiver migrations could change due to many factors, including, among other things, satellite health and capacity.

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

subscribers is offset by the negative upfront cash flow associated with new subscribers.  Finally, our future cash flow is impacted by the rate at which we make general investments and any cash flow from financing activities.

Our subscriber-specific investments to acquire new subscribers have a significant impact on our cash flow.  While fewer subscribers might translate into lower ongoing cash flow in the long-term, cash flow is actually aided, in the short-term, by the reduction in subscriber-specific investment spending.  As a result, a slow-down in our business due to external or internal factors does not introduce the same level of short-term liquidity risk as it might in other industries.

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite sustained economic weakness.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

Future Liquidity

6 5/8% Senior Notes due 2014

During the nine months ended September 30, 2014, we repurchased $100 million of our 6 5/8% Senior Notes due 2014 in open market trades.  The remaining balance of $900 million was redeemed on October 1, 2014 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.

7 3/4% Senior Notes due 2015

During the nine months ended September 30, 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2014.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financing.

Wireless Spectrum

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets in recent years.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate its licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to its licenses.  Depending on the nature and scope of such commercialization, build-out, and integration efforts, and regulatory compliance, any such investment or partnership could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to DISH Network to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on its wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by its wireless spectrum licenses.  See Note 8 “Commitments and Contingencies — Wireless Spectrum” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable investments accounted for as available-for-sale, and equity in earnings and losses of our affiliates.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,553,828	$3,408,510	$145,318	4.3
Equipment sales and other revenue	16,312	24,834	(8,522)	(34.3)
Equipment sales, services and other revenue - EchoStar	15,232	15,516	(284)	(1.8)
Total revenue	3,585,372	3,448,860	136,512	4.0

Costs and Expenses:
Subscriber-related expenses	2,072,891	1,938,142	134,749	7.0
% of Subscriber-related revenue	58.3%	56.9%
Satellite and transmission expenses	179,401	139,945	39,456	28.2
% of Subscriber-related revenue	5.0%	4.1%
Cost of sales - equipment, services and other	24,240	24,073	167	0.7
Subscriber acquisition costs	452,280	450,757	1,523	0.3
General and administrative expenses	189,961	172,100	17,861	10.4
% of Total revenue	5.3%	5.0%
Depreciation and amortization	246,140	229,749	16,391	7.1
Total costs and expenses	3,164,913	2,954,766	210,147	7.1

Operating income (loss)	420,459	494,094	(73,635)	(14.9)

Other Income (Expense):
Interest income	8,654	10,255	(1,601)	(15.6)
Interest expense, net of amounts capitalized	(207,149)	(220,596)	13,447	6.1
Other, net	(7,156)	75	(7,231)	*
Total other income (expense)	(205,651)	(210,266)	4,615	2.2

Income (loss) before income taxes	214,808	283,828	(69,020)	(24.3)
Income tax (provision) benefit, net	(62,109)	(97,151)	35,042	36.1
Effective tax rate	28.9%	34.2%
Net income (loss)	152,699	186,677	(33,978)	(18.2)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(2,342)	150	(2,492)	*
Net income (loss) attributable to DISH DBS	$155,041	$186,527	$(31,486)	(16.9)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.041	14.049	(0.008)	(0.1)
Pay-TV subscriber additions, gross (in millions)	0.691	0.734	(0.043)	(5.9)
Pay-TV subscriber additions, net (in millions)	(0.012)	0.035	(0.047)	*
Pay-TV average monthly subscriber churn rate	1.67%	1.66%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$861	$842	$19	2.3
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$84.39	$80.98	$3.41	4.2
EBITDA	$661,785	$723,768	$(61,983)	(8.6)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 12,000 net Pay-TV subscribers during the three months ended September 30, 2014, compared to the addition of approximately 35,000 net Pay-TV subscribers during the same period in 2013.  The decrease in net Pay-TV subscriber additions versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations.

During the three months ended September 30, 2014, DISH activated approximately 691,000 gross new Pay-TV subscribers compared to approximately 734,000 gross new Pay-TV subscribers during the same period in 2013, a decrease of 5.9%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

Our Pay-TV churn rate for the three months ended September 30, 2014 was 1.67% compared to 1.66% for the same period in 2013.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.554 billion for the three months ended September 30, 2014, an increase of $145 million or 4.3% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $84.39 during the three months ended September 30, 2014 versus $80.98 during the same period in 2013.  The $3.41 or 4.2% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014, higher hardware related revenue and increased advertising services revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.073 billion during the three months ended September 30, 2014, an increase of $135 million or 7.0% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.3% and 56.9% of “Subscriber-related revenue” during the three months ended September 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our “Subscriber-related expenses” have and may continue to face further upward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.  In addition, our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $179 million during the three months ended September 30, 2014, an increase of $39 million or 28.2% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $861 during the three months ended September 30, 2014 compared to $842 during the same period in 2013, an increase of $19 or 2.3%.  This change was primarily attributable to an increase in advertising costs, partially offset by a decrease in hardware costs per activation, discussed below.  The increase in advertising costs resulted from additional brand advertising to increase awareness of our college football programming.

During the three months ended September 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $143 million and $166 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers primarily resulted from a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new next generation Hopper receiver systems.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the three months ended September 30, 2014 and 2013, these amounts totaled $33 million and $28 million, respectively.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $246 million during the three months ended September 30, 2014, a $16 million or 7.1% increase compared to the same period in 2013.  During the three months ended September 30, 2014, we incurred higher depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $207 million during the three months ended September 30, 2014, a decrease of $13 million or 6.1% compared to the same period in 2013.  This decrease primarily related to a reduction in interest expense from the debt redemption of our 7% Senior Notes due 2013.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $662 million during the three months ended September 30, 2014, a decrease of $62 million or 8.6% compared to the same period in 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2014	2013
	(In thousands)
EBITDA	$661,785	$723,768
Interest expense, net	(198,495)	(210,341)
Income tax (provision) benefit, net	(62,109)	(97,151)
Depreciation and amortization	(246,140)	(229,749)
Net income (loss) attributable to DISH DBS	$155,041	$186,527

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

Income tax (provision) benefit, net.  Our income tax provision was $62 million during the three months ended September 30, 2014, a decrease of $35 million compared to the same period in 2013.  This change was primarily related to the decrease in “Income (loss) before income taxes” and in our effective tax rate. Our effective tax rate for the three months ended September 30, 2014 was positively impacted by a state tax settlement.

Net income (loss) attributable to DISH DBS.  Net income attributable to DISH DBS was $155 million during the three months ended September 30, 2014, a decrease of $31 million compared to $187 million for the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$10,582,989	$10,131,098	$451,891	4.5
Equipment sales and other revenue	63,819	73,402	(9,583)	(13.1)
Equipment sales, services and other revenue - EchoStar	47,339	25,540	21,799	85.4
Total revenue	10,694,147	10,230,040	464,107	4.5

Costs and Expenses:
Subscriber-related expenses	6,131,068	5,718,781	412,287	7.2
% of Subscriber-related revenue	57.9%	56.4%
Satellite and transmission expenses	506,188	394,748	111,440	28.2
% of Subscriber-related revenue	4.8%	3.9%
Cost of sales - equipment, services and other	80,451	64,789	15,662	24.2
Subscriber acquisition costs	1,283,101	1,275,970	7,131	0.6
General and administrative expenses	547,926	502,974	44,952	8.9
% of Total revenue	5.1%	4.9%
Depreciation and amortization	719,488	663,410	56,078	8.5
Total costs and expenses	9,268,222	8,620,672	647,550	7.5

Operating income (loss)	1,425,925	1,609,368	(183,443)	(11.4)

Other Income (Expense):
Interest income	27,518	27,205	313	1.2
Interest expense, net of amounts capitalized	(631,405)	(663,823)	32,418	4.9
Other, net	(6,411)	268	(6,679)	*
Total other income (expense)	(610,298)	(636,350)	26,052	4.1

Income (loss) before income taxes	815,627	973,018	(157,391)	(16.2)
Income tax (provision) benefit, net	(287,523)	(346,228)	58,705	17.0
Effective tax rate	35.3%	35.6%
Net income (loss)	528,104	626,790	(98,686)	(15.7)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(7,575)	150	(7,725)	*
Net income (loss) attributable to DISH DBS	$535,679	$626,640	$(90,961)	(14.5)

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.041	14.049	(0.008)	(0.1)
Pay-TV subscriber additions, gross (in millions)	1.986	2.012	(0.026)	(1.3)
Pay-TV subscriber additions, net (in millions)	(0.016)	(0.007)	(0.009)	*
Pay-TV average monthly subscriber churn rate	1.58%	1.60%	(0.02)%	(1.2)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$857	$868	$(11)	(1.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.63	$80.08	$3.55	4.4
EBITDA	$2,146,577	$2,272,896	$(126,319)	(5.6)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 16,000 net Pay-TV subscribers during the nine months ended September 30, 2014, compared to a loss of approximately 7,000 net Pay-TV subscribers during the same period in 2013.  The increase in the loss of net Pay-TV subscribers versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations.

During the nine months ended September 30, 2014, DISH activated approximately 1.986 million gross new Pay-TV subscribers compared to approximately 2.012 million gross new Pay-TV subscribers during the same period in 2013, a decrease of 1.3%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

Our Pay-TV churn rate for the nine months ended September 30, 2014 was 1.58% compared to 1.60% for the same period in 2013.  While our Pay-TV churn rate improved compared to the same period in 2013, our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, service interruptions driven by programming disputes, and our ability to control piracy and other forms of fraud.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.583 billion for the nine months ended September 30, 2014, an increase of $452 million or 4.5% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $83.63 during the nine months ended September 30, 2014 versus $80.08 during the same period in 2013.  The $3.55 or 4.4% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.131 billion during the nine months ended September 30, 2014, an increase of $412 million or 7.2% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 57.9% and 56.4% of “Subscriber-related revenue” during the nine months ended September 30, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $506 million during the nine months ended September 30, 2014, an increase of $111 million or 28.2% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Pay-TV SAC.  Pay-TV SAC was $857 during the nine months ended September 30, 2014 compared to $868 during the same period in 2013, a decrease of $11 or 1.3%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for new next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the nine months ended September 30, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $416 million and $467 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers primarily resulted from a decrease in hardware costs per activation as discussed above.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the nine months ended September 30, 2014 and 2013, these amounts totaled $82 million and $105 million, respectively.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $719 million during the nine months ended September 30, 2014, a $56 million or 8.5% increase compared to the same period in 2013.  The increase in “Depreciation and amortization” expense was from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $631 million during the nine months ended September 30, 2014, a decrease of $32 million or 4.9% compared to the same period in 2013.  This decrease primarily related to a reduction in interest expense from the debt redemption of our 7% Senior Notes due 2013.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.147 billion during the nine months ended September 30, 2014, a decrease of $126 million or 5.6% compared to the same period in 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2014	2013
	(In thousands)
EBITDA	$2,146,577	$2,272,896
Interest expense, net	(603,887)	(636,618)
Income tax (provision) benefit, net	(287,523)	(346,228)
Depreciation and amortization	(719,488)	(663,410)
Net income (loss) attributable to DISH DBS	$535,679	$626,640

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

Income tax (provision) benefit, net.  Our income tax provision was $288 million during the nine months ended September 30, 2014, a decrease of $59 million compared to the same period in 2013.  This change was primarily related to the decrease in “Income (loss) before income taxes.”

Net income (loss) attributable to DISH DBS.  Net income attributable to DISH DBS was $536 million during the nine months ended September 30, 2014, a decrease of $91 million compared to $627 million for the same period in 2013.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

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

101☐

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2014, filed on November 4, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

☐                                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION

	By:	/s/ Joseph P. Clayton
Joseph P. Clayton
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2014