Form 10-K
period 2014-12-31
DISH DBS CORP
filed 2015-03-06
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2014 was $0.

As of March 2, 2015, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections.  Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, the following:

Competition and Economic Risks Affecting our Business

•                  We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•                  Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

•                  Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

•                  Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•                  As a new service offering, our over-the-top or OTT Internet-based services face certain risks, including, among others, significant competition.

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

•                  Any failure or inadequacy of our information technology infrastructure and communications systems could disrupt or harm our business.

i

•                  We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide the IPTV streaming technology for our OTT services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•                  We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

•                  We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.

•                  We rely on key personnel and the loss of their services may negatively affect our businesses.

Acquisition and Capital Structure Risks Affecting our Business

•                  Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction.

•                  To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

•                  Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

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

•                  Our ability to distribute video content via the Internet, including our OTT services, involves regulatory risk.

•                  Changes in the Cable Act of 1992 (“Cable Act”), and/or the rules of the Federal Communications Commission (“FCC”) that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

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

•                  Our business and investor confidence in our financial results, and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

•                  We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “ DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

PART I

Item 1.         BUSINESS

Brief Description of Our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2014.

We operate the DISH® branded pay-TV service (“DISH”), which had 13.978 million subscribers in the United States as of December 31, 2014.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.

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

•                  Products with the Best Technology.  We offer a wide selection of local and national high-definition (“HD”) programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper® whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  In addition, on February 9, 2015, we launched Sling TV, a live, linear streaming over-the-top (“OTT”) Internet-based television service.

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

Relationship with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction and Sling TV discussed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides the IPTV streaming technology for our OTT services.  See “Item 1A. Risk Factors” and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

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

Competition and Economic Risks Affecting our Business

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business is primarily focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, telephony services, HD offerings, interactive services and video on demand services that consumers may find attractive.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.

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

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling television, broadband and telephone services in competition with our services, and may exacerbate the risks described above.  For example, during February 2014, Comcast Corporation (“Comcast”) announced its pending acquisition of Time Warner Cable Inc. (“Time Warner Cable”), which would combine the largest and second largest cable television providers in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  We filed a petition to deny the transaction with the FCC, in which we stated, among other things, that the proposed transaction poses serious harm to competition and consumers and runs counter to U.S. antitrust and communications laws, that no set of conditions can alleviate these harms, and that the FCC and Department of Justice should reject the transaction.  If Time Warner Cable ultimately is acquired by Comcast, the combined company would be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose anti-competitive data caps on consumers who access our online video offerings; foreclose access to, or raise the prices of, its own affiliated programming to us; pressure third-party content owners and programmers to withhold online rights from us; and utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other multichannel video programming distributors (“MVPDs”), including us.

In addition, during May 2014, AT&T announced its pending acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  We filed a petition to impose conditions on the transaction with the FCC, to remedy potential threats to consumers and competition in the video and broadband markets. If DirecTV ultimately is acquired by AT&T, DirecTV will, among other things, have increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and voice services.  The combined company would also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose anti-competitive data caps on consumers who access our online video offerings.

Competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business is primarily focused on pay-TV services, and we face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon and Google that offer online services distributing movies, television shows and other video programming.  In addition, traditional providers of video entertainment, including broadcasters and cable network operators, are increasing their Internet-based video offerings.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online platforms for users to stream and view on their personal computers, televisions and other devices.  These online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  Some of these companies have greater financial, marketing and other resources than we do.  In particular, programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which they obtain video content could reduce our gross new subscriber activations and could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•                  Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) a downturn in the housing market in the United States combined with lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of retailers, who generate a significant portion of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•                  Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Due to increasing programming costs, our subscribers may disconnect our services and a growing share of pay-TV customers are “cord shaving” to downgrade to smaller, less expensive programming packages or electing to purchase through online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.

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

As a new service offering, our OTT services face certain risks, including, among others, significant competition.

On February 9, 2015, we launched Sling TV, a live, linear streaming OTT service.  Prior to the launch of Sling TV, we offered, and continue to offer, an international video programming OTT service to a small number of Pay-TV subscribers under the DishWorld brand.  As of December 31, 2014, DishWorld subscribers are included in our Pay-

TV subscriber count and represent a small percentage of our customers.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Our OTT services face a number of risks, including, among others, the following, which may have a material adverse effect on our OTT service offerings:

•                  We face significant competition from several competitors, including, among others, Netflix, Hulu, Apple, Amazon and Google, who have longer operating histories, larger customer bases, stronger brand recognition and significant financial, marketing and other resources, as well as competition from piracy-based video offerings;

•                  We offer a limited amount of programming content, and there can be no assurances that we will be able to increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our OTT services from, other providers of online video content;

•                  We rely on streaming-capable devices to deliver our OTT services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our OTT services could be adversely impacted;

•                  We may incur significant expenses to market our OTT services and build brand awareness, which could have a negative impact on the profitability of our OTT services;

•                  Since we rely upon the ability of consumers to access our OTT services through an Internet connection, changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our OTT services.  For example, if the proposed Comcast/Time Warner Cable and AT&T/DirecTV mergers are completed, these risks may be exacerbated;

•                  Our OTT services have functional limitations that in many cases our competitors are not constrained by, such as not being able to view content on more than one device simultaneously, and not providing consumers a feature to record content for future viewing.  If we are unable to add such functionality to our OTT services in the future, our ability to compete with other offerings could be adversely impacted.

•                  The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our OTT services and could cause us to incur additional expenses or alter our business model; and

•                  We rely on EchoStar to provide the IPTV streaming technology to support our OTT services.  In addition, we license our OTT service brand name “Sling” from EchoStar, and there can be no assurance that we will be able to continue to license the “Sling” brand name on acceptable terms or at all.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming that may limit our ability to maintain subscribers that desire these unique programming services.

We face increasing competition from other distributors of unique programming services such as foreign language and sports programming, including programming distributed over the Internet.  There can be no assurance that we will maintain subscribers that desire these unique programming services.  For example, the increasing availability of foreign language programming from our competitors, which in certain cases has resulted from our inability to renew programming agreements on an exclusive basis or at all, as well as competition from piracy-based video offerings, could contribute to an increase in our subscriber churn.  Our agreements with distributors of foreign language programming have varying expiration dates, and some agreements are on a month-to-month basis.  There can be no assurance that we will be able to grow or maintain subscribers that desire these unique programming services such as foreign language and sports programming.

Operational and Service Delivery Risks Affecting our Business

If we do not continue improving our operational performance and customer satisfaction, our gross new subscriber activations may decrease and our subscriber churn may increase.

If we are unable to continue improving our operational performance and customer satisfaction, we may experience a decrease in gross new subscriber activations and an increase in subscriber churn, which could have a material adverse effect on our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce subscriber churn, increase productivity, and allow us to scale better over the long run.  We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance.  While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.  If we are unable to improve our operational performance, our future gross new subscriber activations and existing subscriber churn may be negatively impacted, which could in turn adversely affect our revenue growth and results of operations.

If our gross new subscriber activations decrease, or if our subscriber churn, subscriber acquisition costs or retention costs increase, our financial performance will be adversely affected.

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by increased upgrades of existing subscribers’ equipment to HD and DVR receivers and by providing retention credits.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on favorable pricing and other economic terms.  Alternatively, to attempt to mitigate the effect of price increases, we may elect not to carry certain channels, which could adversely affect our subscriber growth or result in higher churn.

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

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on favorable terms or at all, and these agreements may be terminated prior to expiration of their original term.  Certain programmers have, in the past, limited our access to their programming in connection with the scheduled expiration of their programming carriage contracts with us.  In recent years, national and local programming interruptions and threatened programming interruptions have become more frequent and in certain cases have had a negative impact on our gross new Pay-TV subscriber activations and Pay-TV churn rate.  For example, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of multiple programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with several content providers, including, among others, Turner Networks, 21st Century Fox and certain local network affiliates.  In particular, we suffered from lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rate beginning in the fourth quarter 2014 and continuing in the first quarter 2015, when, among others, certain programming from 21st Century Fox, including Fox entertainment and news channels, was not available on our service. Although we believe that the impact of the programming interruptions that occurred beginning in the fourth quarter 2014 and continued in the first quarter 2015 has now subsided, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates as we did beginning in the fourth quarter 2014 and continuing in the first quarter 2015.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations, net subscriber additions and subscriber churn rate.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  We currently have pending lawsuits with two major broadcast television networks alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach their retransmission consent agreements.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we breached the terms of these retransmission consent agreements, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew certain of our retransmission consent agreements and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in these actions, there can be no assurance that we will be able to renew our retransmission consent agreements or enter into new agreements with these broadcast networks.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via smartphones and tablets continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, such as 4K HD, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure and communications systems could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems are important to the operation of our current business, which would suffer in the event of system failures or cyber attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  For example, during 2012, we implemented a new billing system as well as new sales and customer care systems.  We are relying on third parties for developing key components of our information technology and communications systems and ongoing service after their implementation.  Some of these systems and operations are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  Third parties may experience errors, cyber attacks, natural disasters or other disruptions that could adversely impact us and over which we may have limited control.  Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to cyber attacks and other malicious activities including, among other things, unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could have a security impact.  If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal customer data.  The occurrence of any such network or information system related events or security breaches could have a material adverse effect on our reputation, business, financial condition and results of operations.  Significant incidents could result in a disruption of our operations, customer dissatisfaction, damage to our reputation or a loss of customers and revenues.

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide the IPTV streaming technology for our OTT services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides the IPTV streaming technology for our OTT services.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2015.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  We lease the vast majority of our transponder capacity from EchoStar.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber activations and subscriber churn.  For example, the proprietary nature of the Slingbox “placeshifting” functionality and certain other technology used in EchoStar’s set-top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

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

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and to provide the IPTV streaming technology for our OTT services.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

Our primary supplier of new set-top boxes, EchoStar, relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes, and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

EchoStar relies on a few suppliers and in some cases a single supplier, for many components of our new set-top boxes that we provide to subscribers in order to deliver our digital television services. Our ability to meet customer demand depends, in part, on EchoStar’s ability to obtain timely and adequate delivery of quality materials, parts and components from suppliers. In the event of an interruption of supply or a significant price increase from these suppliers, EchoStar may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. Further, due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components.  EchoStar has experienced in the past and may continue to experience shortages driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.  Any such delays or constraints could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations.

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

Our signal encryption has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as Security Access Device replacement programs and updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all and that we remain susceptible to additional signal theft.  We expect that future replacements of these Security Access Devices will be necessary to keep our system secure.  We cannot ensure that we will be successful in reducing or controlling theft of our programming content and we may incur additional costs in the future if our system’s security is compromised.

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

While we offer receiver systems and programming through direct sales channels, a significant percentage of our total gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our retailers are not exclusive to us and some of our retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our retailers.  It may be difficult to better align our interests with our retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business.

Operation of our programming service requires that we have adequate satellite transmission capacity for the programming we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites that we lease from them.

Our ability to earn revenue depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

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

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  Please see further discussion under the caption “We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail” below.

Operational risks.  Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies that have occurred in our satellites and the satellites of other operators as a result of various factors, such as manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  You should review the disclosures relating to satellite anomalies set forth under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We generally do not carry commercial insurance for any of the in-orbit satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

Generally, we do not carry launch or in-orbit insurance on any of the satellites we use.  We currently do not carry in-orbit insurance on any of our owned or leased satellites, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and the appointment of all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our and DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and as one of our directors.  The executive officers and the members of DISH Network’s and our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 36.5% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 43.6% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 62.4% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 15,188,445 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 16.6% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 25.7% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 29.2% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand.  Furthermore, Charles W. Ergen, our Chairman, is employed by both us and EchoStar.  In addition, as a result of the Satellite and Tracking Stock Transaction discussed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, we own shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  Further, Effective July 1, 2012, we and EchoStar formed Sling TV Holding L.L.C. (“Sling TV,” formerly known as DISH Digital Holding L.L.C.), which was owned two-thirds by us and one-third by EchoStar.  Sling TV was formed to develop and commercialize certain advanced technologies.  Effective August 1, 2014, EchoStar and Sling TV entered into an Exchange Agreement pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  On February 9, 2015, we launched a live, linear streaming OTT service under the Sling TV brand.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

•                  Intercompany agreements with EchoStar.  In connection with and following the Spin-off, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

•                  Additional intercompany transactions.  EchoStar and its subsidiaries have and will continue to enter into transactions with DISH Network and its subsidiaries.  Although the terms of any such transactions will be established based upon negotiations between EchoStar and DISH Network and, when appropriate, subject to the approval of a committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to DISH Network or its subsidiaries or affiliates as may otherwise be obtained between unaffiliated parties.

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

Other than certain arrangements with EchoStar that we entered into in connection with Sling TV, which, subject to certain exceptions, limits EchoStar’s and our ability to operate an IPTV service other than operated by Sling TV, we do not have agreements with EchoStar that would prevent either company from competing with the other.

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

Acquisition and Capital Structure Risks Affecting our Business

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction.

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

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

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700

MHz Interim Build-Out Requirement so that by March 2017, DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize its 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

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

H Block Licenses.  The auction of wireless spectrum known as the H Block commenced on January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder for all 176 H Block wireless spectrum licenses (“H Block”) in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  DISH Network paid the remaining balance of its winning bid of approximately $1.236 billion for the H Block licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting DISH Network’s application to acquire these H Block licenses.  As a result, during May 2014, DISH Network also paid approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint Corporation (“Sprint”) for clearance costs associated with the upper H Block spectrum in connection with the issuance of the H Block licenses.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, DISH Network must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, DISH Network must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If DISH Network fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which it fails to meet the requirement.  If DISH Network fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of DISH Network’s AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

Commercialization of DISH Network’s Wireless Spectrum Licenses and Related Assets.  DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our dividends to DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network and our direct parent company.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

AWS-3 Auction

The FCC auction of AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”), designated by the FCC as Auction 97 (the “AWS-3 Auction”), commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a designated entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations (a “Designated Entity”).

Northstar Wireless was the winning bidder for certain AWS-3 Licenses (the “Northstar Licenses”) with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum”).  DISH Network, through its wholly-owned subsidiary American AWS-3

Wireless II L.L.C. (“American II”), owns an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager” and collectively with Northstar Spectrum and Northstar Wireless, the “Northstar Entities”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager agreed to make pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II agreed to make loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  American II made equity contributions to Northstar Spectrum of approximately $633 million and a loan to Northstar Wireless of approximately $432 million for Northstar Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the Northstar Licenses.  American II also made an equity contribution to Northstar Spectrum of approximately $117 million and a loan to Northstar Wireless of approximately $4.569 billion for Northstar Wireless to make the final payment required for the Northstar Licenses.  Consequently, as of March 2, 2015, the total equity contributions from American II to Northstar Spectrum were approximately $750 million and the total loans from American II to Northstar Wireless were approximately $5.001 billion.

SNR Wireless was the winning bidder for certain AWS-3 Licenses (the “SNR Licenses”) with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless is obligated to make a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Wireless Holdco, LLC (“SNR Holdco”).  DISH Network, through its wholly-owned subsidiary American AWS-3 Wireless III L.L.C. (“American III”), owns an 85% non-controlling interest in SNR Holdco.  SNR Wireless Management, LLC (“SNR Management” and collectively with SNR Holdco and SNR Wireless, the “SNR Entities”) owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management agreed to make pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III agreed to make loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  American III made equity contributions to SNR Holdco of approximately $408 million and a loan to SNR Wireless of approximately $350 million for SNR Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the SNR Licenses.  American III also made an equity contribution to SNR Holdco of approximately $116 million and a loan to SNR Wireless of approximately $3.153 billion for SNR Wireless to make the final payment required for the SNR Licenses.  Consequently, as of March 2, 2015, the total equity contributions from American III to SNR Holdco were approximately $524 million and the total loans from American III to SNR Wireless were approximately $3.503 billion.

DISH Network’s total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  Issuance of any AWS-3 Licenses to Northstar Wireless and SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  Objections to the applications filed by Northstar Wireless and SNR Wireless must be submitted to the FCC within ten calendar days following the release by the FCC of the public notice listing the applications acceptable for filing.  DISH Network cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015 we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We have used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  As a result of, among other things, DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund additional cash distributions to DISH Network, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

To the extent our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that it will be able to profitably deploy the assets represented by these wireless spectrum licenses.

To the extent DISH Network commercializes its wireless spectrum licenses and enters the wireless services industry, a wireless services business presents certain risks.

•                  The wireless services industry is competitive and maturing.  DISH Network has limited experience in the wireless services industry, which is a competitive and maturing industry with incumbent and established competitors such as Verizon, AT&T, Sprint and T-Mobile USA Inc. (“T-Mobile”).  These companies have substantial market share and have more wireless spectrum assets than DISH Network.  Some of these companies have greater financial, marketing and other resources than DISH Network, and have existing cost and operational advantages that DISH Network lacks.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, DISH Network may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers implement and expand the fourth generation of wireless communications.  During May 2014, AT&T announced its pending acquisition of DirecTV, which is currently undergoing regulatory review and has not been completed.  DISH Network filed a petition to impose conditions on the transaction with the FCC, to remedy potential threats to consumers and competition in the video and broadband markets.  If DirecTV ultimately is acquired by AT&T, DirecTV will, among other things, have increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and voice services.  The combined company would also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart DISH Network’s entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with DISH Network; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose anti-competitive data caps on consumers who access our online video offerings.

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

DISH Network faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

In addition to the risks described in “Item 1A. Risk Factors — Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction” in this Annual Report on Form 10-K, DISH Network faces certain other risks related to its non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.

DISH Network does not own or control the Northstar Licenses or the SNR Licenses nor does it control the Northstar Entities or the SNR Entities.  DISH Network does not have a right to require Northstar Manager or SNR Management to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to DISH Network.  Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively.  Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities after the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses.  Thus, DISH Network cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with its current or future business plans.

The FCC has implemented rules and policies governing the designated entity program that are intended to ensure that qualifying designated entities are not controlled by operators or investors that do not meet certain qualification tests.  For example, designated entity structures are subject, among other things, to a requirement that they seek approval for any event that might affect their ongoing eligibility (e.g., changes in agreements that the FCC has previously reviewed), annual reporting requirements, and a commitment by the FCC to audit each designated entity at least once during the license term.  In addition, “control,” for purposes of the FCC regulations, includes call rights so that operators or investors that do not meet the small business qualification tests may not hold an option or right to acquire a controlling interest in a designated entity.  Qualification is also subject to challenge in qui tam lawsuits filed by private parties alleging that participants have defrauded the government in which the person bringing the suit may share in any recovery by the government.  In addition, the FCC may require that DISH Network, the Northstar Entities and/or the SNR Entities modify their respective agreements in order for Northstar Wireless and SNR Wireless to confirm their respective qualifications as Designated Entities.  In the event that Northstar Wireless or SNR Wireless fail to comply with the FCC’s designated entity rules, any such failure could lead to fines; reimbursement of the 25% bidding credits plus interest; and in certain cases, license revocation, third-party lawsuits and/or criminal penalties. Furthermore, litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities could materially adversely affect its business, financial condition or results of operations.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on our non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015 we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We have used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  As a result of, among other things, DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund additional cash distributions to DISH Network, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.  Weakness in the equity markets could make it difficult for DISH Network to raise equity financing without incurring substantial dilution to DISH Network’s existing shareholders.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See “Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to the AWS-3 Auction.” above for more information.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2014, our total debt, including the debt of our subsidiaries, was $14.444 billion.  Our debt levels could have significant consequences, including:

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

Charles W. Ergen, DISH Network’s Chairman, owns approximately 46.8% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 49.5% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 81.9% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 25,188,204 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 5.5% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 10.1% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 9.7% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks Affecting our Business

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  We currently have pending lawsuits with two major broadcast television networks alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe their copyrights.  Additionally, Fox has alleged, among other things, that the Slingbox “placeshifting” functionality and Hopper Transfers™ features of our Hopper set-top box infringe its copyrights.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties.  We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  Please see further discussion under “Item 1. Business — Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our ability to distribute video content via the Internet, including our OTT services, involves regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet and/or through our OTT services, we are increasingly distributing video content to our subscribers via the Internet and through our OTT services.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting blocking and discrimination against our distribution of content over networks owned by broadband and wireless Internet providers, as applicable.  During 2010, the FCC imposed rules of nondiscrimination and transparency upon wireline broadband providers.  Although the FCC imposed similar transparency requirements on wireless broadband providers, which included AWS licensees, it declined to impose a wireless nondiscrimination rule.  Instead, wireless broadband Internet providers were prohibited from blocking websites and applications that compete with voice and video telephony services.  The FCC’s 2010 net neutrality rules were challenged in Federal court.  On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s transparency rule, but vacated both the nondiscrimination and anti-blocking rules.  In response, the FCC on May 15, 2014 launched a rulemaking seeking public comment on the protection and promotion of an open Internet.  On February 26, 2015, the FCC adopted new net neutrality rules, which are expected to be released to the public and become effective later in 2015.  Based upon information that has been publicly issued by the FCC, the new rules will, among other things, prohibit broadband providers from blocking or impairing lawful services and devices, ban paid prioritization of certain lawful Internet traffic over others, and impose expanded transparency requirements.  These new rules will apply to wireline and wireless broadband providers.  It is uncertain whether these new net neutrality rules will be challenged in court and, if challenged, whether they will be upheld.  Even if the new net neutrality rules survive court challenges, it is uncertain how these rules may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these rules and related proceedings on our ability to distribute our video content via the Internet.

Changes in the Cable Act, and/or the rules of the FCC that implement the Cable Act, may limit our ability to access programming from cable-affiliated programmers at nondiscriminatory rates.

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

As a result of the expiration of this prohibition on exclusivity, we may be limited in our ability to obtain access at all, or on nondiscriminatory terms, to programming from programmers that are affiliated with cable system operators.  In addition, any other changes in the Cable Act, and/or the FCC’s rules that implement the Cable Act, that currently limit the ability of cable-affiliated programmers to discriminate against competing businesses such as ours, could adversely affect our ability to acquire cable-affiliated programming at all or to acquire programming on nondiscriminatory terms.

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time Warner Cable’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us or that the FCC conditions that establish this procedure will be prevented from expiring on their own terms.

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

DBS operations are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  You should review the regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our business and investor confidence in our financial results, and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.                     PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Roseland, New Jersey			X
Customer call center, Alvin, Texas			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, Tulsa, Oklahoma			X
Customer call, warehouse, service, and remanufacturing center, El Paso, Texas	X
Service and remanufacturing center, Englewood, Colorado		X
Service and remanufacturing center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse and distribution center, Atlanta, Georgia			X
Warehouse, Denver, Colorado	X

(1)         See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous DISH service centers strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 14 satellites which are a major component of our DISH pay-TV service.  See further discussion under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 3.         LEGAL PROCEEDINGS

See Note 11 “Commitments and Contingencies - Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 2, 2015, all 1,015 issued and outstanding shares of our common stock were held by DOC.  There is currently no established trading market for our common stock.

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

On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

On October 14, 2014, we paid a dividend of $1.5 billion to DOC in connection with, among other things, DISH Network’s general corporate purposes.

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include certain funding obligations related to DISH Network’s non-controlling equity and debt investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  Our ability to declare dividends is affected by covenants in our debt facilities.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.  Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

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

We generate revenue primarily by providing pay-TV programming services to our subscribers.  We also generate revenue from pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; and fees earned from our in-home service operations.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2014 Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $14.277 billion

•                  Pay-TV ARPU of $83.77

•                  Net income attributable to DISH DBS of $825 million

•                  Gross new Pay-TV subscriber activations of approximately 2.601 million

•                  Loss of approximately 79,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.59%

Consolidated Financial Condition as of December 31, 2014

•                  Cash, cash equivalents and current marketable investment securities of $8.163 billion

•                  Total assets of $13.457 billion

•                  Total long-term debt and capital lease obligations of $14.444 billion

Our DISH branded pay-TV service (“DISH”) had 13.978 million subscribers in the United States as of December 31, 2014 and is the nation’s third largest pay-TV provider.  The majority of our current revenue and profit is derived from providing pay-TV services.  Competition in the pay-TV industry has intensified in recent years.  To differentiate ourselves from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, including recording up to eight shows at a time, through Internet-connected tablets, smartphones and computers.  During January 2015, we announced certain upcoming technological advancements including 4K Ultra HD capable receivers, a new remote control and user interface with advanced voice command capability, and more mobile applications.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Over-the-top television

On February 9, 2015, we launched Sling TV, a live, linear streaming OTT service.  At launch, the core package consisted of over 14 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling TV offers additional tiers of programming, including news and children’s programming, each for an additional monthly fee, as well as a video on-demand programming library.  We expect to expand the programming content offered by Sling TV during 2015.  Sling TV requires an Internet connection and is available through certain streaming-capable devices.

Prior to the launch of Sling TV, we offered, and continue to offer, an international video programming OTT service to a small number of Pay-TV subscribers under the DishWorld brand.  As of December 31, 2014, our DishWorld subscribers are included in our Pay-TV subscriber count and represent a small percentage of our customers.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Trends in our DISH Business

Competition

We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  We incur significant costs to retain our existing customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.

We also face competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

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

Furthermore, our gross new Pay-TV subscriber activations and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming contracts before they expire.  Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

multiple programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with several content providers, including, among others, Turner Networks, 21st Century Fox and certain local network affiliates.  In particular, we suffered from lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rate beginning in the fourth quarter 2014 and continuing in the first quarter 2015, when, among others, certain programming from 21st Century Fox, including Fox entertainment and news channels, was not available on our service.  Although we believe that the impact of the programming interruptions that occurred beginning in the fourth quarter 2014 and continued in the first quarter 2015 has now subsided, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates as we did beginning in the fourth quarter 2014 and continuing in the first quarter 2015.

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

While we have made improvements in responding to and dealing with customer service issues, we continue to focus on the prevention of these issues, which is critical to our business, financial condition and results of operations.  To improve our operational performance, we continue to make investments in staffing, training, information systems, and other initiatives, primarily in our call center and in-home service operations.  These investments are intended to help combat inefficiencies introduced by the increasing complexity of our business, improve customer satisfaction, reduce churn, increase productivity, and allow us to scale better over the long run.  We cannot be certain, however, that our spending will ultimately be successful in improving our operational performance.

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

For several years we have been selectively migrating customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  We recently expanded that effort to our remaining customers that have QPSK receivers.  We also began migrating customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers.  We are implementing this receiver migration to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch during the fourth quarter 2015.  The estimated incremental subscriber related expense for these receiver migration efforts during the next two years is not expected to exceed $100 million.  Both the schedule and the incremental costs of these receiver migrations could change due to many factors, including, among other things, satellite health and capacity.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

There are a number of factors that impact our future cash flow compared to the cash flow we generate at a given point in time.  The first factor is our Pay-TV churn rate and how successful we are at retaining our current Pay-TV subscribers.  As we lose Pay-TV subscribers from our existing base, the positive cash flow from that base is correspondingly reduced.  The second factor is how successful we are at maintaining our subscriber-related margins.  To the extent our “Subscriber-related expenses” grow faster than our “Subscriber-related revenue,” the amount of cash flow that is generated per existing subscriber is reduced.  The third factor is the rate at which we acquire new subscribers.  The faster we acquire new subscribers, the more our positive ongoing cash flow from existing subscribers is offset by the negative upfront cash flow associated with acquiring new subscribers.  Finally, our future cash flow is impacted by the rate at which we make general investments and any cash flow from financing activities.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  Modest fluctuations in the cost of capital will not likely impact our current operational plans.

Future Liquidity

7 3/4% Senior Notes due 2015

During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2014.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financing.

Wireless Spectrum

DISH Network Spectrum.  DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.  See Note 11 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless and SNR Wireless each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the auction designated by the FCC as the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  DISH Network cannot predict the timing or the outcome of the FCC’s review of those applications.  DISH Network owns an 85% non-controlling interest in each of Northstar Spectrum and SNR Holdco, the parent companies of Northstar Wireless and SNR Wireless, respectively.  DISH Network’s total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by DISH Network discussed above, in February 2015 we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We have used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  As a result of, among other things, DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund additional cash distributions to DISH Network, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 11 “Commitments and Contingencies — Wireless Spectrum” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription pay-TV services; equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

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

Subscriber-related expenses.  “Subscriber-related expenses” principally include pay-TV programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to pay-TV receiver systems, subscriber retention and other variable subscriber expenses.

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

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new Pay-TV

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable investments accounted for as available for sale, and equity in earnings and losses of our affiliates.

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

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Our Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from us through our DishWorld OTT service.

Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  We are not aware of any uniform standards for calculating ARPU and believe presentations of ARPU may not be calculated consistently by other companies in the same or similar businesses.  We calculate Pay-TV average monthly revenue per Pay-TV subscriber, or Pay-TV ARPU, by dividing average monthly “Subscriber-related revenue” for the period by our average number of Pay-TV subscribers for the period.  The average number of Pay-TV subscribers is calculated for the period by adding the average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.

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

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2014	2013	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$14,130,607	$13,559,511	$571,096	4.2
Equipment sales and other revenue	84,729	92,618	(7,889)	(8.5)
Equipment sales, services and other revenue - EchoStar	62,077	43,483	18,594	42.8
Total revenue	14,277,413	13,695,612	581,801	4.2

Costs and Expenses:
Subscriber-related expenses	8,066,642	7,677,111	389,531	5.1
% of Subscriber-related revenue	57.1%	56.6%
Satellite and transmission expenses	685,732	527,483	158,249	30.0
% of Subscriber-related revenue	4.9%	3.9%
Cost of sales - equipment, services and other	106,037	85,627	20,410	23.8
Subscriber acquisition costs	1,672,424	1,684,736	(12,312)	(0.7)
General and administrative expenses	762,146	687,122	75,024	10.9
% of Total revenue	5.3%	5.0%
Depreciation and amortization	956,101	905,987	50,114	5.5
Total costs and expenses	12,249,082	11,568,066	681,016	5.9

Operating income (loss)	2,028,331	2,127,546	(99,215)	(4.7)

Other Income (Expense):
Interest income	35,810	38,214	(2,404)	(6.3)
Interest expense, net of amounts capitalized	(834,856)	(878,550)	43,694	5.0
Other, net	(3,394)	(2,833)	(561)	(19.8)
Total other income (expense)	(802,440)	(843,169)	40,729	4.8

Income (loss) before income taxes	1,225,891	1,284,377	(58,486)	(4.6)
Income tax (provision) benefit, net	(410,831)	(459,655)	48,824	10.6
Effective tax rate	33.5%	35.8%
Net income (loss)	815,060	824,722	(9,662)	(1.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(9,825)	(300)	(9,525)	*
Net income (loss) attributable to DISH DBS	$824,885	$825,022	$(137)	(0.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.978	14.057	(0.079)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.601	2.666	(0.065)	(2.4)
Pay-TV subscriber additions, net (in millions)	(0.079)	0.001	(0.080)	*
Pay-TV average monthly subscriber churn rate	1.59%	1.58%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$853	$866	$(13)	(1.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.77	$80.37	$3.40	4.2
EBIDTA	$2,990,863	$3,031,000	$(40,137)	(1.3)

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH lost approximately 79,000 net Pay-TV subscribers during the year ended December 31, 2014, compared to the addition of approximately 1,000 net Pay-TV subscribers during the same period in 2013.  The decrease in net Pay-TV subscriber additions versus the same period in 2013 primarily resulted from lower gross new Pay-TV subscriber activations and programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.

During the year ended December 31, 2014, DISH activated approximately 2.601 million gross new Pay-TV subscribers compared to approximately 2.666 million gross new Pay-TV subscribers during the same period in 2013, a decrease of 2.4%.  Our gross new Pay-TV subscriber activations during 2014 were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.  In addition, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

Our Pay-TV churn rate for the year ended December 31, 2014 was 1.59% compared to 1.58% for the same period in 2013.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

Our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of multiple programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with several content providers, including, among others, Turner Networks, 21st Century Fox and certain local network affiliates.  In particular, we suffered from lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rate beginning in the fourth quarter 2014 and continuing in the first quarter 2015, when, among others, certain programming from 21st Century Fox, including Fox entertainment and news channels, was not available on our service. Although we believe that the impact of the programming interruptions that occurred beginning in the fourth quarter 2014 and continued in the first quarter 2015 has now subsided, we cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from similar programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates as we did beginning in the fourth quarter 2014 and continuing in the first quarter 2015.

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and our Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.131 billion for the year ended December 31, 2014, an increase of $571 million or 4.2% compared to the same period in 2013.  The change in “Subscriber-related revenue” from the same period in 2013 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $83.77 during the year ended December 31, 2014 versus $80.37 during the same period in 2013.  The $3.40 or 4.2% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2014 and 2013 and higher hardware related revenue, partially offset by a shift in programming package mix.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.067 billion during the year ended December 31, 2014, an increase of $390 million or 5.1% compared to the same period in 2013.  The increase in “Subscriber-

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

related expenses” was primarily attributable to higher pay-TV programming costs, partially offset by a one-time reduction in programming related expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 57.1% and 56.6% of “Subscriber-related revenue” during the years ended December 31, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $686 million during the year ended December 31, 2014, an increase of $158 million or 30.0% compared to the same period in 2013.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.672 billion for the year ended December 31, 2014, a decrease of $12 million or 0.7% compared to the same period in 2013.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $853 during the year ended December 31, 2014 compared to $866 during the same period in 2013, a decrease of $13 or 1.5%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the years ended December 31, 2014 and 2013, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $543 million and $621 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers primarily resulted from a decrease in hardware costs per activation as discussed above and a decrease in gross new Pay-TV subscriber activations.

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

Our Pay-TV SAC calculation does not reflect any benefit from payments we received in connection with equipment not returned to us from disconnecting lease subscribers and returned equipment that is made available for sale or used in our existing customer lease program rather than being redeployed through our new customer lease program.  During the years ended December 31, 2014 and 2013, these amounts totaled $110 million and $135 million, respectively.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

General and administrative expenses.  “General and administrative expenses” totaled $762 million during the year ended December 31, 2014, a $75 million or 10.9% increase compared to the same period in 2013.  This increase was primarily related to DISH Network’s contribution of its equity interest in Sling TV to us on May 2, 2014 and increased personnel and infrastructure expenses for the DISH branded pay-TV service.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $956 million during the year ended December 31, 2014, a $50 million or 5.5% increase compared to the same period in 2013.  During the year ended December 31, 2014, we incurred higher depreciation expense from equipment leased primarily to new and existing

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

subscribers with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $835 million during the year ended December 31, 2014, a decrease of $44 million or 5.0% compared to the same period in 2013.  The decrease was primarily driven by a reduction in interest expense as a result of redemptions and repurchases of debt during 2013 and 2014, partially offset by the issuance of debt in November 2014.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.991 billion during the year ended December 31, 2014, a decrease of $40 million or 1.3% compared to the same period in 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2014	2013
	(In thousands)
EBITDA	$2,990,863	$3,031,000
Interest, net	(799,046)	(840,336)
Income tax (provision) benefit, net	(410,831)	(459,655)
Depreciation and amortization	(956,101)	(905,987)
Net income (loss) attributable to DISH DBS	$824,885	$825,022

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

Income tax (provision) benefit, net.  Our income tax provision was $411 million during the year ended December 31, 2014, a decrease of $49 million compared to the same period in 2013.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$13,559,511	$13,038,611	$520,900	4.0
Equipment sales and other revenue	92,618	95,923	(3,305)	(3.4)
Equipment sales, services and other revenue - EchoStar	43,483	17,066	26,417	*
Total revenue	13,695,612	13,151,600	544,012	4.1

Costs and Expenses:
Subscriber-related expenses	7,677,111	7,246,104	431,007	5.9
% of Subscriber-related revenue	56.6%	55.6%
Satellite and transmission expenses	527,483	460,280	67,203	14.6
% of Subscriber-related revenue	3.9%	3.5%
Cost of sales - equipment, services and other	85,627	96,240	(10,613)	(11.0)
Subscriber acquisition costs	1,684,736	1,660,685	24,051	1.4
General and administrative expenses	687,122	666,217	20,905	3.1
% of Total revenue	5.0%	5.1%
Litigation expense	—	730,457	(730,457)	*
Depreciation and amortization	905,987	898,682	7,305	0.8
Total costs and expenses	11,568,066	11,758,665	(190,599)	(1.6)

Operating income (loss)	2,127,546	1,392,935	734,611	52.7

Other Income (Expense):
Interest income	38,214	22,431	15,783	70.4
Interest expense, net of amounts capitalized	(878,550)	(647,298)	(231,252)	(35.7)
Other, net	(2,833)	2,124	(4,957)	*
Total other income (expense)	(843,169)	(622,743)	(220,426)	(35.4)

Income (loss) before income taxes	1,284,377	770,192	514,185	66.8
Income tax (provision) benefit, net	(459,655)	(285,926)	(173,729)	(60.8)
Effective tax rate	35.8%	37.1%
Net income (loss)	824,722	484,266	340,456	70.3
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(300)	—	(300)	*
Net income (loss) attributable to DISH DBS	$825,022	$484,266	$340,756	70.4

Other Data:
Pay-TV subscribers, as of period end (in millions)	14.057	14.056	0.001	0.0
Pay-TV subscriber additions, gross (in millions)	2.666	2.739	(0.073)	(2.7)
Pay-TV subscriber additions, net (in millions)	0.001	0.089	(0.088)	(98.9)
Pay-TV average monthly subscriber churn rate	1.58%	1.57%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$866	$784	$82	10.5
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$80.37	$76.98	$3.39	4.4
EBITDA	$3,031,000	$2,293,741	$737,259	32.1

* Percentage is not meaningful.

Item 7.                     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Pay-TV subscribers.  DISH added approximately 1,000 net Pay-TV subscribers during the year ended December 31, 2013, compared to the addition of approximately 89,000 net Pay-TV subscribers during the same period in 2012.  The decrease versus the same period in 2012 primarily resulted from lower gross new Pay-TV subscriber activations.  During the year ended December 31, 2013, DISH activated approximately 2.666 million gross new Pay-TV subscribers compared to approximately 2.739 million gross new Pay-TV subscribers during the same period in 2012, a decrease of 2.7%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts in a mature market.  In addition, our gross new Pay-TV subscriber activations continue to be adversely affected by sustained economic weakness and uncertainty.

Our Pay-TV churn rate for the year ended December 31, 2013 was 1.58% compared to 1.57% for the same period in 2012.  Our Pay-TV churn rate was negatively impacted in part because we increased our programming package price in the first quarter 2013 and did not during the same period in 2012.  Churn continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions driven by contract disputes, and our ability to control piracy and other forms of fraud.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $527 million during the year ended December 31, 2013, an increase of $67 million or 14.6% compared to the same period in 2012.  The increase in “Satellite and transmission expenses” is primarily related to an increase in transponder capacity leased from EchoStar primarily related to the EchoStar XVI satellite, which was launched in November 2012 and QuetzSat-1, which commenced commercial operation at the 77 degree orbital slot in February 2013.  This increase was partially offset by a decrease in transponder capacity leased from EchoStar primarily related to the expiration of the EchoStar VI lease in the first quarter 2013.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.685 billion for the year ended December 31, 2013, an increase of $24 million or 1.4% compared to the same period in 2012.  This change was primarily attributable to an increase in Pay-TV SAC described below, partially offset by a decrease in gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $866 during the year ended December 31, 2013 compared to $784 during the same period in 2012, an increase of $82 or 10.5%.  This increase was primarily attributable to increased equipment and advertising costs.  Capitalized equipment costs increased primarily due to an increase in the percentage of new subscriber activations with Hopper receiver systems.  In addition, the second generation Hopper set-top box cost per unit is currently higher than the original Hopper set-top box.  Advertising costs increased due to brand spending related to the launch of our new second generation Hopper set-top box in February 2013.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $906 million during the year ended December 31, 2013, a $7 million or 0.8% increase compared to the same period in 2012.  This change in “Depreciation and amortization” expense was primarily due to increased depreciation expense from equipment leased to subscribers primarily related to subscriber activations with new Hopper receiver systems.  The expense in 2012 was impacted by the $68 million of depreciation expense related to the 148 degree orbital location.  See Note 6 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

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

	For the Years Ended
	December 31,
	2013	2012
	(In thousands)
EBITDA	$3,031,000	$2,293,741
Interest, net	(840,336)	(624,867)
Income tax (provision) benefit, net	(459,655)	(285,926)
Depreciation and amortization	(905,987)	(898,682)
Net income (loss) attributable to DISH DBS	$825,022	$484,266

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $8.163 billion, all of which was invested in: (a) cash; (b) variable rate demand notes (“VRDNs”) convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include certain funding obligations related to DISH Network’s non-controlling equity and debt investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.  We have used a substantial portion of our existing cash and marketable investment securities to pay this dividend.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2014 current non-strategic investment portfolio of $8.163 billion, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2014 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would result in a decrease of approximately $3 million in annual interest income.

Restricted Cash and Marketable Investment Securities

As of December 31, 2014, we had $87 million of restricted cash and marketable investment securities invested in:  (a) cash;  (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2014 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Long-Term Debt

As of December 31, 2014, we had long-term debt of $14.265 billion, excluding capital lease obligations and unamortized discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $14.831 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $350 million.  To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt or raise additional debt.  As of December 31, 2014, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  Such amounts, however, are typically insignificant.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2014 and 2013 is included in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.            OTHER INFORMATION

None

Item 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2014.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2014.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2014 and 2013

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended
	December 31,
	2014	2013
Audit Fees (1)	$2,300,000	$2,125,000
Audit-Related Fees (2)	240,467	385,135
Total Audit and Audit-Related Fees	2,540,467	2,510,135
Tax Fees (3)	1,317,615	2,281,718
Total Fees	$3,858,082	$4,791,853

(1)        Consists of fees paid by DISH Network and us for the audit of DISH Network’s and our consolidated financial statements included in DISH Network’s and our Annual Reports on Form 10-K, review of DISH Network’s and our unaudited financial statements included in DISH Network’s and our Quarterly Reports on Form 10-Q and fees in connection with the audit of DISH Network’s internal control over financial reporting.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2014 and 2013 were pre-approved by the Audit Committee of DISH Network.

PART IV

Item 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

(1)         Financial Statements

(2)         Financial Statement Schedules

None.  All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)         Exhibits

Exhibit No.	Description

3.1(a)*

Articles of Incorporation of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(a) to the Registration Statement on Form S-4 of DISH DBS Corporation, Registration No. 333-31929), as amended by the Certificate of Amendment of the Articles of Incorporation of DISH DBS Corporation, dated as of August 25, 2003 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2003, Commission File No. 333-31929), and as further amended by the Amendment of the Articles of Incorporation of DISH DBS Corporation, effective December 12, 2008 (incorporated by reference to Exhibit 3.1 to the Current

Report on Form 8-K of DISH DBS Corporation filed December 12, 2008, Registration No. 333-31929).

3.1(b)*	Bylaws of DISH DBS Corporation (incorporated by reference to Exhibit 3.4(b) to the Registration Statement on Form S-4 of DISH DBS Corporation, Registration No. 333-31929).

4.1*

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

4.3*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.4*

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

4.7*

Indenture, relating to the 6.75% Senior Notes due 2021, dated as of May 5, 2011, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed May 5, 2011, Commission File No. 0-26176).

4.8*

Indenture, relating to the 5 7/8% Senior Notes due 2022, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.9*

Indenture, relating to the 5% Senior Notes due 2023, dated as of December 27, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed December 27, 2012, Commission File No. 333-31929).

4.10*

Indenture, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014 among DISH DBS Corporation, the guarantors named on the signature pages thereto and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014, Commission File No. 333-31929).

4.11*

Registration Rights Agreement, relating to the 5 7/8% Senior Notes due 2024, dated as of November 20, 2014, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed November 21, 2014, Commission File No. 333-31929.)

10.1*	2002 Class B CEO Stock Option Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Schedule 14A dated April 9, 2002).**

10.2*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No.0-26176).***

10.3*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No.0-26176).***

10.4*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***

10.5*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.6*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.7*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.8*

Whole RF Channel Service Agreement, dated February 4, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.9*

Letter Amendment to Whole RF Channel Service Agreement, dated March 25, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.10*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***

10.11*

Second Amendment to Whole RF Channel Service Agreement, dated May 5, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***

10.12*

Third Amendment to Whole RF Channel Service Agreement, dated October 12, 2004, between Telesat Canada and DISH Network Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.13*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No.0-26176).***

10.14*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.15*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.16*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.17*

Description of the 2005 Long-Term Incentive Plan dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2005, Commission File No. 0-26176).**

10.18*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.19*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.20*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.21*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.22*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.23*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.24*

Incentive Stock Option Agreement (1999 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.25*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.26*

Nonqualifying Stock Option Agreement (2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.27*

Restricted Stock Unit Agreement (2005 Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.28*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

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

10.34*

Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2008, Commission File No. 0-26176).

10.35*

Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2008, Commission File No. 0-26176).

10.36*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).**

10.37*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 0-26176).**

10.38*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.39*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.40*

Amended and Restated DISH Network Corporation 1995 Stock Incentive Plan (incorporated by reference to Appendix D to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.41*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.42*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.43*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.44*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

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

10.50*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.51*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.52*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.53*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.54*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.55*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 0-26176).**

10.56*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

10.57*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.58*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.59*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2014, filed on March 6, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman	March 6, 2015
Charles W. Ergen

/s/ Joseph P. Clayton	President and Chief Executive Officer	March 6, 2015
Joseph P. Clayton	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	March 6, 2015
Steven E. Swain	(Principal Financial and Accounting Officer)

/s/ James DeFranco	Director	March 6, 2015
James DeFranco

/s/ R. Stanton Dodge	Director	March 6, 2015
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

DISH DBS Corporation:

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of DISH DBS Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 6, 2015

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$6,762,140	$4,294,475
Marketable investment securities	1,401,145	4,117,326
Trade accounts receivable - other, net of allowance for doubtful accounts of $23,520 and $15,981, respectively	870,795	859,986
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	31,391	52,602
Inventory	493,546	512,646
Deferred tax assets	37,018	65,457
Other current assets	130,038	143,564
Total current assets	9,726,073	10,046,056

Noncurrent Assets:
Restricted cash and marketable investment securities	86,984	82,780
Property and equipment, net	2,437,004	2,979,323
FCC authorizations	635,794	635,794
Other noncurrent assets, net	571,562	239,556
Total noncurrent assets	3,731,344	3,937,453
Total assets	$13,457,417	$13,983,509

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$152,076	$257,950
Trade accounts payable - EchoStar	236,122	338,788
Deferred revenue and other	865,210	824,478
Accrued programming	1,374,710	1,238,610
Accrued interest	227,158	232,732
Other accrued expenses	441,693	457,775
Current portion of long-term debt and capital lease obligations	679,149	1,032,607
Total current liabilities	3,976,118	4,382,940

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	13,765,003	12,577,410
Deferred tax liabilities	1,225,417	1,247,375
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	188,067	159,684
Total long-term obligations, net of current portion	15,178,487	13,984,469
Total liabilities	19,154,605	18,367,409

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest (Note 2)	19,913	—

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,276,201	1,300,101
Accumulated other comprehensive income (loss)	28,383	11,189
Accumulated earnings (deficit)	(7,022,887)	(5,697,772)
Total DISH DBS stockholder’s equity (deficit)	(5,718,303)	(4,386,482)
Noncontrolling interests	1,202	2,582
Total stockholder’s equity (deficit)	(5,717,101)	(4,383,900)
Total liabilities and stockholder’s equity (deficit)	$13,457,417	$13,983,509

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Subscriber-related revenue	$14,130,607	$13,559,511	$13,038,611
Equipment sales and other revenue	84,729	92,618	95,923
Equipment sales, services and other revenue - EchoStar	62,077	43,483	17,066
Total revenue	14,277,413	13,695,612	13,151,600

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	8,066,642	7,677,111	7,246,104
Satellite and transmission expenses	685,732	527,483	460,280
Cost of sales - equipment, services and other	106,037	85,627	96,240
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	231,064	252,178	264,208
Other subscriber acquisition costs	912,718	992,221	967,966
Subscriber acquisition advertising	528,642	440,337	428,511
Total subscriber acquisition costs	1,672,424	1,684,736	1,660,685
General and administrative expenses	762,146	687,122	666,217
Litigation expense (Note 11)	—	—	730,457
Depreciation and amortization (Note 6)	956,101	905,987	898,682
Total costs and expenses	12,249,082	11,568,066	11,758,665

Operating income (loss)	2,028,331	2,127,546	1,392,935

Other Income (Expense):
Interest income	35,810	38,214	22,431
Interest expense, net of amounts capitalized	(834,856)	(878,550)	(647,298)
Other, net	(3,394)	(2,833)	2,124
Total other income (expense)	(802,440)	(843,169)	(622,743)

Income (loss) before income taxes	1,225,891	1,284,377	770,192
Income tax (provision) benefit, net	(410,831)	(459,655)	(285,926)
Net income (loss)	815,060	824,722	484,266
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(9,825)	(300)	—
Net income (loss) attributable to DISH DBS	$824,885	$825,022	$484,266

Comprehensive Income (Loss):
Net income (loss)	$815,060	$824,722	$484,266
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	27,819	8,781	8,047
Deferred income tax (expense) benefit, net	(10,625)	(3,672)	(517)
Total other comprehensive income (loss), net of tax	17,194	5,109	7,530
Comprehensive income (loss)	832,254	829,831	491,796
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(9,825)	(300)	—
Comprehensive income (loss) attributable to DISH DBS	$842,079	$830,131	$491,796

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interest	Total	Interest
Balance, December 31, 2011	$—	$1,207,681	$(1,450)	$(6,091,202)	$—	$(4,884,971)	$—
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(915,858)	—	(915,858)	—
Non-cash, stock-based compensation	—	38,573	—	—	—	38,573	—
Income tax (expense) benefit related to stock awards and other	—	8,560	—	—	—	8,560	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	8,047	—	—	8,047	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(517)	—	—	(517)	—
Net income (loss) attributable to DISH DBS	—	—	—	484,266	—	484,266	—
Balance, December 31, 2012	$—	$1,254,814	$6,080	$(6,522,794)	$—	$(5,261,900)	$—
Non-cash, stock-based compensation	—	29,647	—	—	—	29,647	—
Income tax (expense) benefit related to stock awards and other	—	18,788	—	—	—	18,788	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	8,781	—	—	8,781	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(3,672)	—	—	(3,672)	—
Capital distribution to EchoStar	—	(3,148)	—	—	—	(3,148)	—
Noncontrolling interest recognized with acquisition of a controlling interest in subsidiary	—	—	—	—	2,882	2,882	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(300)	(300)	—
Net income (loss) attributable to DISH DBS	—	—	—	825,022	—	825,022	—
Balance, December 31, 2013	$—	$1,300,101	$11,189	$(5,697,772)	$2,582	$(4,383,900)	$—
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(2,150,000)	—	(2,150,000)	—
Non-cash, stock-based compensation	—	33,969	—	—	28	33,997	27
Income tax (expense) benefit related to stock awards and other	—	23,022		—	(691)	22,331	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	27,819	—	—	27,819	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(10,625)	—	—	(10,625)	—
Capital distribution to EchoStar - Satellite and Tracking Stock Transaction, net of deferred taxes of $31,274	—	(51,466)	—	—	—	(51,466)	—
Sling TV Exchange Transaction with EchoStar:
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	(5,845)	—	—	(6,118)	(11,963)	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	(14,011)	—	—	—	(14,011)	22,500
Contribution of Sling TV from parent	—	(9,569)	—	—	12,612	3,043	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(7,211)	(7,211)	(2,614)
Net income (loss) attributable to DISH DBS	—	—	—	824,885	—	824,885	—
Balance, December 31, 2014	$—	$1,276,201	$28,383	$(7,022,887)	$1,202	$(5,717,101)	$19,913

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$815,060	$824,722	$484,266
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	956,101	905,987	898,682
Realized and unrealized losses (gains) on investments	(813)	—	(1,751)
Non-cash, stock-based compensation	34,024	29,647	38,573
Deferred tax expense (benefit)	87,587	71,405	169,308
Other, net	41,087	(82,032)	(20,897)
Changes in current assets and current liabilities:
Trade accounts receivable - other	(19,009)	(36,867)	(55,048)
Allowance for doubtful accounts	7,539	2,147	1,918
Trade accounts receivable - EchoStar	21,211	(32,678)	(3,628)
Inventory	(11,718)	(18,437)	84,151
Other current assets	14,373	(26,407)	635
Trade accounts payable - other	(105,874)	32,620	93,392
Trade accounts payable - EchoStar	(139,803)	75,945	39,926
Deferred revenue and other	39,303	(8,040)	23,239
Accrued programming and other accrued expenses	57,939	92,309	201,638
Net cash flows from operating activities	1,797,007	1,830,321	1,954,404

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	2,744,000	(1,838,875)	(1,580,123)
Purchases of property and equipment	(822,121)	(925,203)	(778,742)
Change in restricted cash and marketable investment securities	(4,204)	38,881	(2,017)
Other, net	(737)	(12,235)	(23,895)
Net cash flows from investing activities	1,916,938	(2,737,432)	(2,384,777)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	2,300,000	4,400,000
Proceeds from issuance of restricted debt	—	2,600,000	—
Redemption of restricted debt	—	(2,600,000)	—
Funding of restricted debt escrow	—	(2,596,750)	—
Release of restricted debt escrow	—	2,596,771	—
Repurchases and redemption of long-term debt	(1,099,999)	(500,000)	—
Debt issuance costs	(7,677)	(11,146)	(13,246)
Repayment of long-term debt and capital lease obligations	(29,649)	(35,586)	(34,890)
Dividends to DISH Orbital Corporation	(2,150,000)	—	(907,230)
Other, net	41,045	23,910	11,054
Net cash flows from financing activities	(1,246,280)	1,777,199	3,455,688

Net increase (decrease) in cash and cash equivalents	2,467,665	870,088	3,025,315
Cash and cash equivalents, beginning of period	4,294,475	3,424,387	399,072
Cash and cash equivalents, end of period	$6,762,140	$4,294,475	$3,424,387

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded pay-TV service (“DISH”), which had 13.978 million subscribers in the United States as of December 31, 2014.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.

2.     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further discussion.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Sling TV.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding L.L.C. (“Sling TV,” formerly known as DISH Digital Holding L.L.C.) to us.  As a result, all operating activities of Sling TV are included in our financial results beginning May 2, 2014.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and Sling TV entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interest” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV, which is not yet probable of being achieved.  At such time that we determine the performance goal to be probable, the value of EchoStar’s redeemable noncontrolling interest in Sling TV will be adjusted for any change in redemption value above the minimum threshold through “Redeemable noncontrolling interest,” with the offset recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  In addition, the operating results of Sling TV attributable to EchoStar are recorded as “Redeemable noncontrolling interest” in our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 15 for further discussion on Sling TV and the Exchange Agreement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2014 and 2013 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2014.

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

•                  replacement DBS satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•                  maintenance expenditures to obtain future cash flows are not significant;

•                  FCC licenses are not technologically dependent; and

•                  we intend to use these assets indefinitely.

DBS FCC Licenses.  We combine all of our indefinite lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  The analysis encompasses future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

satellites.  Projected revenue and cost amounts include projected subscribers.  In conducting our annual impairment test in 2014, we determined that the estimated fair value of the DBS FCC licenses, calculated using a discounted cash flow analysis, exceeded their carrying amounts.

Other Investment Securities

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans, current financial statements and key financial metrics, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of December 31, 2014 and 2013, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.  See Note 7.

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

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

•                  “Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new Pay-TV subscribers.  Advertising costs are expensed as incurred.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

3.     Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash paid for interest	$832,654	$875,006	$537,512
Cash received for interest	34,534	36,242	22,431
Cash paid for income taxes	18,186	1,351	20,624
Cash paid for income taxes to DISH Network	279,234	433,120	272,599
Satellites and other assets financed under capital lease obligations	3,462	1,070	5,857
Receipt of marketable investment securities with no cash consideration	—	—	13,237
Net satellite broadband assets distributed to DISH Network	—	—	8,628
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	432,080	—	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	316,204	—	—
Transfer of liabilities and other	44,540	—	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	51,466	—	—
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	8,978	—	—
Transfer of investments and intangibles, net	25,097	—	—
Capital distribution to EchoStar, net of deferred taxes of $3,542	5,845	—	—
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	14,011	—	—

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

4.     Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$1,401,145	$4,117,326
Restricted marketable investment securities (1)	76,970	63,902
Total marketable investment securities	1,478,115	4,181,228

Restricted cash and cash equivalents (1)	10,014	18,878

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method (2)	228,795	—
Investment in HSSC preferred tracking stock - cost method (2)	87,409	—
Other investment securities - cost method (2)	11,046	5,396
Total marketable investment securities and restricted cash and cash equivalents	$1,815,379	$4,205,502

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

(2)         Other investment securities are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.  See Note 2 for further discussion.

Current Marketable Investment Securities

Our current marketable investment securities portfolio includes investments in various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and agency securities.

Commercial paper consists mainly of unsecured short-term, promissory notes issued primarily by corporations with maturities ranging up to 365 days.  Corporate securities consist of debt instruments issued by corporations with various maturities normally less than 18 months.  U. S. Treasury and agency securities consist of debt instruments issued by the federal government and other government agencies.

Restricted Cash and Marketable Investment Securities

As of December 31, 2014 and 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

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

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2014 and 2013, we had accumulated net unrealized gains of $43 million and $15 million, respectively.  These amounts, net of related tax effect, were $28 million and $11 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2014				2013
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$58,254	$7	$(11)	$(4)	$—	$—	$—	$—
Commercial paper	65,696	—	—	—	381,515	—	—	—
Corporate securities	1,247,403	5,608	(145)	5,463	3,520,092	5,436	(3,149)	2,287
Other	55,788	—	—	—	253,098	11	(206)	(195)
Equity securities	50,974	37,737	—	37,737	26,523	13,286	—	13,286
Total	$1,478,115	$43,352	$(156)	$43,196	$4,181,228	$18,733	$(3,355)	$15,378

As of December 31, 2014, restricted and non-restricted marketable investment securities included debt securities of $1.132 billion with contractual maturities within one year, $272 million with contractual maturities extending longer than one year through and including five years and $23 million with contractual maturities longer than ten years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2014, the unrealized losses on our investments in debt securities primarily represented investments in corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2014		2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$268,492	$(100)	$2,002,239	$(2,820)
12 months or more	129,092	(56)	38,043	(535)
Total	$397,584	$(156)	$2,040,282	$(3,355)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2014				2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$6,605,274	$258,281	$6,346,993	$—	$3,743,328	$275,277	$3,468,051	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$58,254	$42,710	$15,544		$—	$—	$—	$—
Commercial paper	65,696	—	65,696	—	381,515	—	381,515	—
Corporate securities	1,247,403	—	1,247,403	—	3,520,092	—	3,520,092	—
Other	55,788	—	55,788	—	253,098	—	253,098	—
Equity securities	50,974	50,974	—	—	26,523	26,523	—	—
Total	$1,478,115	$93,684	$1,384,431	$—	$4,181,228	$26,523	$4,154,705	$—

During the years ended December 31, 2014 and 2013, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.     Inventory

Inventory consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Finished goods	$252,101	$299,975
Raw materials	159,095	102,563
Work-in-process	82,350	110,108
Total	$493,546	$512,646

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.     Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2014	2013
		(In thousands)
Equipment leased to customers	2-5	$3,524,211	$3,496,994
EchoStar I (1)	12	—	201,607
EchoStar VII (1)	15	—	177,000
EchoStar X (1)	15	—	177,192
EchoStar XI (1)	15	—	200,198
EchoStar XIV (1)	15	—	316,541
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	656,273	600,439
Buildings and improvements	1-40	84,129	80,439
Land	-	5,504	5,504
Construction in progress	-	18,355	39,043
Total property and equipment		5,065,949	6,072,434
Accumulated depreciation (1)		(2,628,945)	(3,093,111)
Property and equipment, net		$2,437,004	$2,979,323

(1)         Property and equipment and accumulated depreciation decreased $1.073 billion and $633 million, respectively, as a result of the Satellite and Tracking Stock Transaction.  See Note 4 and Note 15 for further discussion.

Construction in progress consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Computer hardware projects	$1,399	$20,216
Software projects	16,353	15,017
Other	603	3,810
Construction in progress	$18,355	$39,043

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Equipment leased to customers	$810,945	$739,266	$649,394
Satellites (1)	68,984	108,682	123,431
Buildings, furniture, fixtures, equipment and other	76,172	58,039	58,081
148 degree orbital location (2)	—	—	67,776
Total depreciation and amortization	$956,101	$905,987	$898,682

(1)         Depreciation and amortization expense decreased $40 million in 2014 as a result of the Satellite and Tracking Stock Transaction.  See Note 4 and Note 15 for further discussion.

(2)         On May 31, 2012, the International Bureau of the FCC announced the termination of our license for use of the 148 degree orbital location.  We had not had a satellite positioned at the 148 degree orbital location since the retirement of EchoStar V in August 2009.  Our license for use of the 148 degree orbital location had a $68 million carrying value.  This amount was recorded as “Depreciation and amortization” expense on our

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Consolidated Statements of Operations and Comprehensive Income (Loss) in 2012 due to the termination of this license by the FCC.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

We did not record any capitalized interest during the years ended December 31, 2014, 2013 or 2012.

Satellites

DBS Satellites.  As of December 31, 2014, we utilized 14 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its useful life.  As of December 31, 2014, we utilized certain capacity on 11 satellites that we lease from EchoStar, which were accounted for as operating leases.  As of December 31, 2014, we also leased two satellites from third parties, which were accounted for as capital leases and were depreciated over the shorter of the economic life or the term of the satellite agreement.

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV (1)	July 2010	45	15

Under Construction:
EchoStar XVIII (2)	2015	110	15

Leased from EchoStar (1):
EchoStar I (3)(4)	December 1995	77	November 2015
EchoStar VII (3)(4)	February 2002	119	June 2016
EchoStar VIII	August 2002	77	Month to month
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)(4)	February 2006	110	February 2021
EchoStar XI (3)(4)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)(4)	March 2010	119	February 2023
EchoStar XVI (5)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)         See Note 15 for further discussion of our Related Party Transactions with EchoStar.

(2)         EchoStar XVIII is expected to launch during the fourth quarter 2015.

(3)         We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite’s useful life.

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 4 and Note 15 for further discussion.

(5)         We have the option to renew this lease for an additional six-year period.  If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, DISH Network entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, DISH Network entered into an agreement with ArianeSpace S.A. for launch services for this satellite, which is expected to be launched during the fourth quarter 2015.

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

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive and thus may have a material adverse effect on our business, financial condition and results of operations.

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial insurance for any of the owned or leased in-orbit satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

Intangible Assets

FCC Authorizations

As of December 31, 2014 and 2013, our FCC Authorizations consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS Licenses (1)	24,000	24,000
Total	$635,794	$635,794

(1)         We have multichannel video distribution and data service (“MVDDS”) licenses in 82 out of 214 geographical license areas, including Los Angeles, New York City, Chicago and several other major metropolitan areas.  By August 2014, we were required to meet certain FCC build-out requirements related to our MVDDS licenses, and we are subject to certain FCC service rules applicable to these licenses.  In January 2015, the FCC granted our application to extend the build-out requirements related to our MVDDS licenses.  We now have until 2019 to provide “substantial service” on our MVDDS licenses, and the licenses expire in 2024.  Our MVDDS licenses may be terminated, however, if we do not provide substantial service in accordance with the new build-out requirements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.     Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2014 and 2013:

	As of December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6 5/8% Senior Notes due 2014 (1)	$—	$—	$1,000,000	$1,040,200
7 3/4% Senior Notes due 2015 (2)	650,001	664,321	750,000	813,750
7 1/8% Senior Notes due 2016	1,500,000	1,580,625	1,500,000	1,657,500
4 5/8% Senior Notes due 2017	900,000	933,750	900,000	946,962
4 1/4% Senior Notes due 2018	1,200,000	1,245,600	1,200,000	1,221,792
7 7/8% Senior Notes due 2019	1,400,000	1,589,700	1,400,000	1,603,000
5 1/8% Senior Notes due 2020	1,100,000	1,100,000	1,100,000	1,104,950
6 3/4% Senior Notes due 2021	2,000,000	2,157,500	2,000,000	2,122,500
5 7/8% Senior Notes due 2022	2,000,000	2,055,000	2,000,000	1,997,500
5 % Senior Notes due 2023	1,500,000	1,470,000	1,500,000	1,458,090
5 7/8% Senior Notes due 2024	2,000,000	2,019,800	—	—
Other notes payable (3)	14,701	14,701	59,313	59,313
Subtotal	14,264,702	$14,830,997	13,409,313	$14,025,557
Unamortized discounts, net	(15,219)		(19,198)
Capital lease obligations (4)	194,669	NA	219,902	NA
Total long-term debt and capital lease obligations (including current portion)	$14,444,152		$13,610,017

(1)                           During the nine months ended September 30, 2014, we repurchased $100 million of our 6 5/8% Senior Notes due 2014 in open market trades.  The remaining balance of $900 million was redeemed on October 1, 2014.

(2)                           During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2014.

(3)                           On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction, which resulted in a decrease in “Other notes payable” of $44 million related to the in-orbit incentive obligations associated with the Transferred Satellites.  See Note 4 and Note 15 for further discussion.

(4)                           Disclosure regarding fair value of capital leases is not required.

Our Senior Notes are:

•                  general unsecured senior obligations of DISH DBS;

•                  ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and

•                  ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

The indentures related to our Senior Notes contain restrictive covenants that, among other things, impose limitations on the ability of DISH DBS and its restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•                  transfer or sell assets.

In the event of a change of control, as defined in the related indentures, we would be required to make an offer to repurchase all or any part of a holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

7 3/4% Senior Notes due 2015

On May 27, 2008, we issued $750 million aggregate principal amount of our seven-year 7 3/4% Senior Notes due May 31, 2015.  During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015.  Interest accrues at an annual rate of 7 3/4% and is payable semi-annually in cash, in arrears on May 31 and November 30 of each year.

The 7 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

7 1/8% Senior Notes due 2016

On February 2, 2006, we issued $1.5 billion aggregate principal amount of our ten-year 7 1/8% Senior Notes due February 1, 2016.  Interest accrues at an annual rate of 7 1/8% and is payable semi-annually in cash, in arrears on February 1 and August 1 of each year.

The 7 1/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

4 5/8% Senior Notes due 2017

On May 16, 2012, we issued $900 million aggregate principal amount of our five-year 4 5/8% Senior Notes due July 15, 2017.  Interest accrues at an annual rate of 4 5/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

The 4 5/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of the 4 5/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

4 1/4% Senior Notes due 2018

On April 5, 2013, we issued $1.2 billion aggregate principal amount of our five-year 4 1/4% Senior Notes due April 1, 2018.  Interest accrues at an annual rate of 4 1/4% and is payable semi-annually in cash in arrears on April 1 and October 1 of each year.

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

7 7/8% Senior Notes due 2019

On August 17, 2009 and October 5, 2009, we issued $1.0 billion and $400 million, respectively, aggregate principal amount of our ten-year 7 7/8% Senior Notes due September 1, 2019.  Interest accrues at an annual rate of 7 7/8% and is payable semi-annually in cash, in arrears on March 1 and September 1 of each year.

The 7 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5 1/8% Senior Notes due 2020

On April 5, 2013, we issued $1.1 billion aggregate principal amount of our seven-year 5 1/8% Senior Notes due May 1, 2020.  Interest accrues at an annual rate of 5 1/8% and is payable semi-annually in cash in arrears on May 1 and November 1 of each year.

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

6 3/4% Senior Notes due 2021

On May 5, 2011, we issued $2.0 billion aggregate principal amount of our ten-year 6 3/4% Senior Notes due June 1, 2021.  Interest accrues at an annual rate of 6 3/4% and is payable semi-annually in cash, in arrears on June 1 and December 1 of each year.

The 6 3/4% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

5 7/8% Senior Notes due 2022

On May 16, 2012 and July 26, 2012, we issued $1.0 billion and $1.0 billion, respectively, aggregate principal amount of our ten-year 5 7/8% Senior Notes due July 15, 2022.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year.

The 5 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to July 15, 2015, we may also redeem up to 35.0% of the 5 7/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

5% Senior Notes due 2023

On December 27, 2012, we issued $1.5 billion aggregate principal amount of our 5% Senior Notes due March 15, 2023.  Interest accrues at an annual rate of 5% and is payable semi-annually in cash, in arrears on March 15 and September 15 of each year.

The 5% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to March 15, 2016, we may also redeem up to 35.0% of the 5% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

5 7/8% Senior Notes due 2024

On November 20, 2014, we issued $2.0 billion aggregate principal amount of our ten-year 5 7/8% Senior Notes due November 15, 2024.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year, commencing on May 15, 2015.

The 5 7/8% Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to November 15, 2017, we may also redeem up to 35.0% of the 5 7/8% Senior Notes at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
7 1/8% Senior Notes due 2016	February 1 and August 1	$106,875
4 5/8% Senior Notes due 2017	January 15 and July 15	$41,625
4 1/4% Senior Notes due 2018	April 1 and October 1	$51,000
7 7/8% Senior Notes due 2019	March 1 and September 1	$110,250
5 1/8% Senior Notes due 2020	May 1 and November 1	$56,375
6 3/4% Senior Notes due 2021	June 1 and December 1	$135,000
5 7/8% Senior Notes due 2022	January 15 and July 15	$117,500
5% Senior Notes due 2023	March 15 and September 15	$75,000
5 7/8% Senior Notes due 2024	May 15 and November 15	$117,500

During 2014, we repurchased $100 million of our 7 3/4% Senior Notes due 2015 in open market trades.  The remaining balance of $650 million matures on May 31, 2015 and is included in “Current portion of long-term debt and capital lease obligations” on our Consolidated Balance Sheets as of December 31, 2014.  A debt service payment of approximately $25 million will be paid on May 31, 2015 assuming no additional open market repurchases.

Our ability to meet our debt service requirements will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Satellites and other capital lease obligations	$194,669	$219,902
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates ranging from approximately 6.0% to 12.5%	14,701	59,313
Total	209,370	279,215
Less: current portion	(28,133)	(32,607)
Other long-term debt and capital lease obligations, net of current portion	$181,237	$246,608

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

As of December 31, 2014 and 2013, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $279 million and $236 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2014, 2013 and 2012, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2014 are as follows (in thousands):

For the Years Ended December 31,
2015	$76,842
2016	76,809
2017	76,007
2018	75,982
2019	50,331
Thereafter	112,000
Total minimum lease payments	467,971
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(220,883)
Net minimum lease payments	247,088
Less: Amount representing interest	(52,419)
Present value of net minimum lease payments	194,669
Less: Current portion	(28,133)
Long-term portion of capital lease obligations	$166,536

The summary of future maturities of our outstanding long-term debt as of December 31, 2014 is included in the commitments table in Note 11.

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

As of December 31, 2014, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $5 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2017.  In addition, there are $19 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The state credit carryforwards begin to expire in the year 2015.

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2014, 2013 and 2012 were $279 million, $433 million and $273 million, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The components of the (provision for) benefit from income taxes were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current (provision) benefit:
Federal	$(342,417)	$(361,662)	$(127,291)
State	26,163	(13,272)	10,673
Foreign	(6,990)	(13,316)	—
	(323,244)	(388,250)	(116,618)
Deferred (provision) benefit:
Federal	(78,420)	(65,955)	(126,561)
State	(14,011)	(5,450)	(42,747)
Decrease (increase) in valuation allowance	4,844	—	—
	(87,587)	(71,405)	(169,308)
Total benefit (provision)	$(410,831)	$(459,655)	$(285,926)

Our $1.226 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included a loss of $4 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2014	2013	2012
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	(2.0)	(1.0)	(2.7)
Reversal of uncertain tax positions	3.5	—	—
Other, net	—	0.2	0.6
Total benefit (provision) for income taxes	(33.5)	(35.8)	(37.1)

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$18,799	$10,645
Accrued expenses	40,461	48,416
Stock-based compensation	21,193	23,006
Deferred revenue	31,853	54,331
Total deferred tax assets	112,306	136,398
Valuation allowance	(5,214)	(7,469)
Deferred tax asset after valuation allowance	107,092	128,929

Deferred tax liabilities:
Depreciation and amortization	(1,155,329)	(1,272,014)
Unrealized gains on investments (1)	(109,428)	(2,204)
Other liabilities	(30,734)	(36,629)
Total deferred tax liabilities	(1,295,491)	(1,310,847)
Net deferred tax asset (liability)	$(1,188,399)	$(1,181,918)

Current portion of net deferred tax asset (liability)	$37,018	$65,457
Noncurrent portion of net deferred tax asset (liability)	(1,225,417)	(1,247,375)
Total net deferred tax asset (liability)	$(1,188,399)	$(1,181,918)

(1)         Includes deferred taxes related to the Satellite and Tracking Stock Transaction.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax and a small number of foreign jurisdictions where we have immaterial operations.  We are subject to U.S. federal, state and local income tax examinations by tax authorities for the years beginning in 2002 due to the carryover of previously incurred NOLs.  We are currently under a federal income tax examination for fiscal years 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2014	2013	2012
	(In thousands)
Balance as of beginning of period	$145,884	$185,669	$190,935
Additions based on tax positions related to the current year	69,643	9,533	5,949
Additions based on tax positions related to prior years	58,963	66,307	1,581
Reductions based on tax positions related to prior years	(16,379)	—	(3,461)
Reductions based on tax positions related to settlements with taxing authorities	(42,023)	(103,311)	—
Reductions based on tax positions related to the lapse of the statute of limitations	(8,413)	(12,314)	(9,335)
Balance as of end of period	$207,675	$145,884	$185,669

We have $173 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2014, we recorded a credit of $3 million in interest and penalty expense to earnings.  During the years ended December 31, 2013 and 2012, we recorded $8 million and $6 million in interest and penalty expense to earnings, respectively.  Accrued interest and penalties were $10 million and $13 million at December 31, 2014 and 2013, respectively.  The above table excludes these amounts.

9.     Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2014, DISH Network had 1.0 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2014, 2013 and 2012, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

annual discretionary contribution to the 401(k) Plan with authorization by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in DISH Network’s stock.

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2014	2013	2012
	(In thousands)
Matching contributions, net of forfeitures	$6,222	$5,994	$2,750
Discretionary stock contributions, net of forfeitures	$25,972	$26,096	$23,772

10.       Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2014, there were outstanding under these plans stock options to acquire 10.2 million shares of DISH Network’s Class A common stock and 1.7 million restricted stock units associated with our employees.  Stock options granted on or prior to December 31, 2014 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of December 31, 2014, DISH Network had 69.1 million shares of its Class A common stock available for future grant under its stock incentive plans.

During December 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 17.3 million DISH Network stock options, affecting approximately 400 of our employees, was reduced by $2.00 per share (the “2011 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2011 Stock Option Adjustment.

On December 28, 2012, DISH Network paid a dividend in cash of $1.00 per share on its outstanding Class A and Class B common stock to shareholders of record on December 14, 2012.  In light of such dividend, during January 2013, the exercise price of 12.9 million DISH Network stock options, affecting approximately 400 of our employees, was reduced by $0.77 per share (the “2012 Stock Option Adjustment”).  Except as noted below, all information discussed below reflects the 2012 Stock Option Adjustment.

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  In connection with the Spin-off, each DISH Network stock award was converted into an adjusted DISH Network stock award and a new EchoStar stock award consistent with the Spin-off exchange ratio.  DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock and EchoStar is responsible for fulfilling all stock awards related to EchoStar common stock, regardless of whether such stock awards are held by our or EchoStar’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by DISH Network or EchoStar.  Accordingly, stock-based compensation that we expense with respect to EchoStar stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.  As of March 31, 2013, we have recognized all of our stock-based compensation expense resulting from EchoStar stock awards outstanding at the Spin-off date held by our employees.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following stock awards were outstanding:

	As of December 31, 2014
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	10,214,344	1,731,332	409,188	42,056

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2014 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	961,494	2.84	$6.33	961,494	2.84	$6.33
$10.01	-	$20.00	3,803,409	3.07	$17.36	444,009	1.62	$17.53
$20.01	-	$30.00	2,711,366	5.40	$25.65	1,414,466	4.98	$25.63
$30.01	-	$40.00	2,047,125	7.68	$35.88	228,825	7.23	$35.20
$40.01	-	$50.00	25,200	6.43	$44.43	10,000	3.50	$42.52
$50.01	-	$60.00	100,000	7.75	$57.92	25,000	5.60	$57.92
$60.01	-	$70.00	565,750	8.86	$64.17	23,750	6.80	$63.79
$—	-	$70.00	10,214,344	4.96	$25.29	3,107,544	4.01	$19.81

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	11,938,090	$22.49	13,018,490	$18.99	17,640,074	$20.38
Granted	667,750	$63.23	2,225,500	$36.75	589,500	$32.25
Exercised	(2,233,496)	$20.49	(3,172,900)	$14.70	(4,406,888)	$18.51
Forfeited and cancelled	(158,000)	$41.84	(133,000)	$30.25	(804,196)	$20.34
Total options outstanding, end of period	10,214,344	$25.29	11,938,090	$22.49	13,018,490	$18.99
Performance based options outstanding, end of period (2)	5,926,500	$25.15	6,468,500	$24.92	6,400,700	$18.71
Exercisable at end of period	3,107,544	$19.81	4,061,289	$17.88	4,310,489	$17.92

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Tax benefit from stock awards exercised	$42,334	$37,583	$22,898

Based on the closing market price of DISH Network Class A common stock on December 31, 2014, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2014
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$486,198	$164,936

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,863,165	$29.27	1,076,748	$22.82	1,179,709	$23.11
Granted	316,500	$63.57	990,000	$36.53	—	$—
Vested	(278,000)	$45.04	(135,250)	$29.19	(24,795)	$22.94
Forfeited and cancelled	(170,333)	$33.43	(68,333)	$32.91	(78,166)	$27.20
Total restricted stock units outstanding, end of period	1,731,332	$32.60	1,863,165	$29.27	1,076,748	$22.82
Restricted Performance Units outstanding, end of period (1)	1,731,332	$32.60	1,863,165	$29.27	1,076,748	$22.82

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provided stock options and restricted stock units, either alone or in combination, which vested over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards was subject to the foregoing vesting schedule and a performance condition that a DISH Network-specific subscriber goal be achieved by March 31, 2015.  It was determined that the goal can no longer be achieved under the terms of the 2005 LTIP.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the third quarter 2013, DISH Network has determined that 20% of the 2013 LTIP performance goals were probable of achievement.  During the second quarter 2014, DISH Network determined that an additional 10% of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non cash, stock based compensation expense for the year ended December 31, 2014, as indicated in the table below titled “Non Cash, Stock Based Compensation Expense Recognized.”  As of December 31, 2014, approximately 20% of the 2013 LTIP awards had vested.

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of December 31, 2014, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2014	2013	2012
	(In thousands)
2008 LTIP	$—	$2,719	$9,025
2013 LTIP	12,361	8,137	—
Other employee performance awards	14,095	4,045	7,471
Total non-cash, stock-based compensation expense recognized for performance based awards	$26,456	$14,901	$16,496

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2015	$1,749	$1,694
Estimated contingent expense subsequent to 2015	52,928	36,087
Total estimated remaining expense over the term of the plan	$54,677	$37,781

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Of the 10.2 million stock options and 1.7 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2014, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2014
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2005 LTIP (1)	1,844,500	$20.82
2013 LTIP	1,592,000	$40.02
Other employee performance awards	2,490,000	$18.85
Total	5,926,500	$25.15

Restricted Performance Units
2005 LTIP (1)	210,332
2013 LTIP	796,000
Other employee performance awards	725,000
Total	1,731,332

(1)         It was determined that the goal can no longer be achieved under the terms of the 2005 LTIP.

Stock-Based Compensation

During the years ended December 31, 2013 and 2012, we incurred an initial charge related to vested options of $4 million and $13 million, respectively, of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment and the 2011 Stock Option Adjustment discussed previously.  These amounts are included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2014, 2013 and 2012 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Subscriber-related	$1,859	$1,947	$1,607
General and administrative	32,165	27,700	36,966
Total non-cash, stock based compensation	$34,024	$29,647	$38,573

As of December 31, 2014, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $15 million.  This cost was based on an estimated future forfeiture rate of approximately 3.2% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2014, 2013 and 2012 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2014	2013	2012
Risk-free interest rate	1.80% - 2.84%	0.91% - 2.66%	0.41% - 1.29%
Volatility factor	28.53% - 38.62%	32.37% - 39.87%	33.15% - 39.50%
Expected term of options in years	5.5 - 9.0	5.6 - 10.0	3.1 - 5.9
Weighted-average fair value of options granted	$19.08 - $29.20	$14.49 - $21.09	$6.72 - $13.79

On December 28, 2012, DISH Network paid a $1.00 cash dividend per share on its outstanding Class A and Class B common stock.  While DISH Network currently does not intend to declare additional dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

11.       Commitments and Contingencies

Commitments

As of December 31, 2014, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Long-term debt obligations	$14,264,702	$651,017	$1,501,079	$901,097	$1,201,163	$1,401,233	$8,609,113
Capital lease obligations	194,669	28,133	30,893	32,993	36,175	19,503	46,972
Interest expense on long-term debt and capital lease obligations	5,036,836	850,579	770,957	714,722	644,542	616,490	1,439,546
Satellite-related obligations	2,325,026	414,047	362,527	336,576	327,247	301,106	583,523
Operating lease obligations	164,843	44,091	38,996	20,613	11,667	6,702	42,774
Purchase obligations	2,389,180	1,647,844	323,214	158,007	126,609	111,614	21,892
Total	$24,375,256	$3,635,711	$3,027,666	$2,164,008	$2,347,403	$2,456,648	$10,743,820

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $208 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2014.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Wireless Spectrum

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.

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

On September 9, 2013, DISH Network filed a letter with the FCC in support of a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution”).  On October 29, 2013, the FCC issued an order approving the Interoperability Solution (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the 700 MHz Interim Build-Out Requirement so that by March 2017, DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  These requirements replaced the previous build-out requirements associated with DISH Network’s 700 MHz licenses.  While the modifications to DISH Network’s 700 MHz licenses provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize its 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

H Block Licenses.  The auction of wireless spectrum known as the H Block commenced on January 22, 2014 and concluded on February 27, 2014.  DISH Network was the winning bidder for all 176 H Block wireless spectrum licenses (“H Block”) in the H Block auction with an aggregate bid of $1.564 billion.  On December 17, 2013, DISH Network paid approximately $328 million to the FCC as a deposit for the H Block auction.  DISH Network paid the remaining balance of its winning bid of approximately $1.236 billion for the H Block licenses on March 28, 2014.  On April 29, 2014, the FCC issued an order granting DISH Network’s application to acquire these H Block licenses.  As a result, during May 2014, DISH Network also paid approximately $13 million to UTAM, Inc. for clearance costs associated with the lower H Block spectrum and approximately $95 million to Sprint Corporation for clearance costs associated with the upper H Block spectrum in connection with the issuance of the H Block licenses.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, DISH Network must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, DISH Network must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If DISH Network fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which it fails to meet the requirement.  If DISH Network fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of DISH Network’s AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

Commercialization of DISH Network’s Wireless Spectrum Licenses and Related Assets.  DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 15 for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

AWS-3 Auction

The FCC auction of AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”), designated by the FCC as Auction 97 (the “AWS-3 Auction”), commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a designated entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations (a “Designated Entity”).

Northstar Wireless was the winning bidder for certain AWS-3 Licenses (the “Northstar Licenses”) with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum”).  DISH Network, through its wholly-owned subsidiary American AWS-3 Wireless II L.L.C. (“American II”), owns an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager” and collectively with Northstar Spectrum and Northstar Wireless, the “Northstar Entities”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager agreed to make pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II agreed to make loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  American II made equity contributions to Northstar Spectrum of approximately $633 million and a loan to Northstar Wireless of approximately $432 million for Northstar Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the Northstar Licenses.  American II also made an equity contribution to Northstar Spectrum of approximately $117 million and a loan to Northstar Wireless of approximately $4.569 billion for Northstar Wireless to make the final payment required for the Northstar Licenses.  Consequently, as of March 2, 2015, the total equity contributions from American II to Northstar Spectrum were approximately $750 million and the total loans from American II to Northstar Wireless were approximately $5.001 billion.

SNR Wireless was the winning bidder for certain AWS-3 Licenses (the “SNR Licenses”) with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless is obligated to make a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Wireless Holdco, LLC (“SNR Holdco”).  DISH Network, through its wholly-owned subsidiary American AWS-3 Wireless III L.L.C. (“American III”), owns an 85% non-controlling interest in SNR Holdco.  SNR Wireless Management, LLC (“SNR Management” and collectively with SNR Holdco and SNR Wireless, the “SNR Entities”) owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management agreed to make pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III agreed to make loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  American III made equity contributions to SNR Holdco of approximately $408 million and a loan to SNR Wireless of approximately $350 million for SNR Wireless to make the upfront payment for the AWS-3 Auction and the down payment required for the SNR Licenses.  American III  also made an equity contribution to SNR Holdco of approximately $116 million and a loan to SNR Wireless of approximately $3.153 billion for SNR Wireless to make the final payment required for the SNR Licenses.  Consequently, as of March 2, 2015, the total equity contributions from American III to SNR Holdco were approximately $524 million and the total loans from American III to SNR Wireless were approximately $3.503 billion.

DISH Network’s total non-controlling equity and debt investments in the Northstar Entities

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and the SNR Entities were approximately $9.778 billion.  Issuance of any AWS-3 Licenses to Northstar Wireless and SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  Objections to the applications filed by Northstar Wireless and SNR Wireless must be submitted to the FCC within ten calendar days following the release by the FCC of the public notice listing the applications acceptable for filing.  DISH Network cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, DISH Network may need to make significant additional loans to the Northstar Entities and the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015 we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We have used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  As a result of, among other things, DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund additional cash distributions to DISH Network, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Guarantees

During the third quarter 2009, EchoStar entered into a new satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2014, the remaining obligation of the DISH Network guarantee was $312 million.

As of December 31, 2014, we have not recorded a liability on the balance sheet for any of these guarantees.

Purchase Obligations

Our 2015 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, engineering services, and products and services related to the operation of our DISH branded pay-TV service.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Rent Expense

Total rent expense for operating leases was $468 million, $303 million and $252 million in 2014, 2013 and 2012, respectively. Rent expense in 2014 increased as a result of the Satellite and Tracking Stock Transaction.  See Note 4 and Note 15 for further discussion.

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

Contingencies

Separation Agreement

In connection with the Spin-off, DISH Network entered into a separation agreement with EchoStar that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as our acts or omissions following the Spin-off.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are wholly-owned subsidiaries of EchoStar, in the United States District Court for the Central District of California. The complaint alleges infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleges that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringes these patents.  Trial is scheduled to commence on April 20, 2015.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C. in the United States District Court for the District of Utah. The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums”.  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”). The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another. CRFD alleges that our Hopper and Joey set-top boxes infringe the 233 patent. On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc. CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”). The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

broadcast television network, and/or a satellite system.” Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent. Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in DISH Network’s place.  Trial is scheduled to commence on September 19, 2016.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws. The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations. On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs are seeking civil penalties and damages of approximately $270 million and that the federal plaintiff is seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs). The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances. We also filed a motion for summary judgment, seeking dismissal of all claims, and the Court heard oral arguments on the parties’ summary judgment motions on October 17, 2014.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  Trial is scheduled to commence on July 21, 2015.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.” Dragon IP alleges that various of our DVR receivers infringe the 444 patent. Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.

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

The Hopper Litigation

On May 24, 2012, our wholly-owned subsidiary, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc.; CBS Corporation; Fox Entertainment Group, Inc.; Fox Television Holdings, Inc.; Fox Cable Network Services, L.L.C. and NBCUniversal, LLC. In the lawsuit, we sought a declaratory judgment that we are not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop features of our Hopper set-top box. A consumer can use the PrimeTime Anytime feature, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature, at his or her option, to watch certain recordings that the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed. On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs. On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features. On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014. The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one. As a result, the stay of the NBC plaintiffs’ action expired. On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action. No trial date is currently set on the NBC claims.

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that: (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such quality assurance copies breach our Fox retransmission consent agreement.  The only issue remaining for trial is the amount of damages (if any) on the claims upon which the Fox plaintiffs prevailed on summary judgment, but the Court ruled that the Fox plaintiffs could not pursue disgorgement as a remedy.  At the parties’ joint request, the Court has stayed the case until October 1, 2015, and no trial date has been set.

New York Actions.  Both the ABC and CBS parties filed counterclaims in the New York action adding copyright claims against EchoStar Technologies L.L.C., and the CBS parties filed a counterclaim alleging that we fraudulently concealed the AutoHop feature when negotiating the renewal of our CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, during March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties dismissed

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue.  Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties dismissed with prejudice all of our respective claims pending in the New York Court.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DISH Network. Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty. Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the Director Defendants, other than Mr. Ergen and Mr. Clayton; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions. On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its determination that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  The Court will hold a hearing on the Special Litigation Committee’s and the defendants’ motions on May 14, 2015.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing. PMC is

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants. On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees. On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims. On September 16, 2014, DISH Network and EchoStar filed a notice of appeal of that partial final judgment, which is pending. Trial is scheduled to commence on May 18, 2015.  PMC has informed DISH Network that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414.  PMC’s damages expert had contended that DISH Network and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, and has subsequently modified such damages as ranging from approximately $150 million to $450 million, as of September 30, 2014, which does not include pre-judgment interest and may be trebled under Federal law.

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System”.  Phoenix alleges that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  Trial is set scheduled to commence on March 14, 2016.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same”.  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 entitled “High-Speed WAN To Wireless LAN Gateway”.  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.

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

Ronald A. Katz Technology Licensing, L.P.

During 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a patent infringement action against our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of California.  The suit originally alleged infringement of 19 patents owned by Katz.  The patents relate to interactive voice response, or IVR, technology.  The case was transferred and consolidated for pretrial purposes in the United States District Court for the Central District of California by order of the Judicial Panel on Multidistrict Litigation.  Ultimately, only four patents remained in the case against us, of which all were expired and two were subject to granted reexamination proceedings before the United States Patent and Trademark Office.  On November 19, 2014, the action was dismissed with prejudice, pursuant to a settlement agreement between the parties.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware. The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.” TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent. TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is scheduled to commence on January 12, 2016.

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

Other

In addition to the above actions, we are subject to various other legal proceedings and claims that arise in the ordinary course of business, including, among other things, disputes with programmers regarding fees. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

13.  Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2014, 2013 and 2012 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2014	$15,981	$151,016	$(143,477)	$23,520
December 31, 2013	$13,834	$125,664	$(123,517)	$15,981
December 31, 2012	$11,916	$116,742	$(114,824)	$13,834

14.  Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2014:
Total revenue	$3,510,210	$3,598,565	$3,585,372	$3,583,266
Operating income (loss)	508,270	497,196	420,459	602,406
Net income (loss) attributable to DISH DBS	190,152	190,486	155,041	289,206

Year ended December 31, 2013:
Total revenue	$3,336,258	$3,444,922	$3,448,860	$3,465,572
Operating income (loss)	514,113	601,161	494,094	518,178
Net income (loss) attributable to DISH DBS	206,231	233,882	186,527	198,382

15.  Related Party Transactions

Related Party Transactions with DISH Network

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include certain funding obligations related to DISH Network’s non-controlling equity and debt investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

On October 14, 2014, we paid a dividend of $1.5 billion to DOC in connection with, among other things, DISH Network’s general corporate purposes.

On May 2, 2014, DISH Network contributed its equity interest in Sling TV to us.  We recorded all of the assets and liabilities at historical cost and the difference was recorded as a deemed distribution in “Stockholder’s equity (deficit)” on our Consolidated Balance Sheets.  As a result, all operating activities of Sling TV are included in our financial results beginning May 2, 2014.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the years ended December 31, 2013 and 2012, we recorded $11 million and $21 million, respectively, of “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  As of December 31, 2013, Blockbuster had ceased material operations.  As a result, during the year ended December 31, 2014, we did not record any expense related to these services.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the years ended December 31, 2014 and 2013, we received revenue associated with these services of $18 million and $15 million, respectively, in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2012, we did not receive revenue associated with these services.

Broadband, Wireless, Blockbuster and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Broadband, Wireless, Blockbuster and other operations.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.  During the years ended December 31, 2014, 2013 and 2012, the costs associated with these services were $12 million, $10 million and $11 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

EchoStar is our primary supplier of set-top boxes and digital broadcast operations and a supplier of the vast majority of our transponder capacity.  Generally, the amounts we pay EchoStar for products and services are based on pricing equal to EchoStar’s cost plus a fixed margin (unless noted differently below), which will vary depending on the nature of the products and services provided.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2015 for an additional one-year period until January 1, 2016 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

American Fork Occupancy License Agreement.  During 2013, DISH Network subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement, this sublease terminated during the fourth quarter 2014.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

“Satellite and transmission expenses”

During the years ended December 31, 2014, 2013 and 2012, we incurred $646 million, $487 million and $420 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “DBS Satellites” in Note 8 for further information.  The term of each lease is set forth below:

•                  EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

103 Degree Orbital Location/SES-3.  During May 2012, EchoStar entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree orbital location (the “103 Spectrum Rights”).  During June 2013, we and EchoStar entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which we may use and develop the 103 Spectrum Rights.  During the third quarter 2013, we made a $23 million payment to EchoStar in exchange for its rights under the 103 Spectrum Development Agreement.  In accordance with accounting principles that apply to transfers

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of assets between companies under common control, we recorded EchoStar’s net book value of this asset of $20 million in “Other noncurrent assets, net” on our Consolidated Balance Sheets and recorded the amount in excess of EchoStar’s net book value of $3 million as a capital distribution.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

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

“General and administrative expenses”

During the years ended December 31, 2014, 2013 and 2012, we incurred $101 million, $69 million and $50 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.  In addition, the expenses incurred pursuant to the Commercial Agreement discussed in “Sling TV,” under “Other Agreements — EchoStar” below, are also included in these amounts.

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

•                  Gilbert Lease Agreement.  Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona for a period ending on July 31, 2016.  We also have renewal options for three additional one-year terms.

•                  Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In October 2014, we exercised our right to renew this agreement for a one-year period ending on December 31, 2015.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2016.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the years ended December 31, 2014, 2013 and 2012, we purchased set-top boxes and other equipment from EchoStar of $1.114 billion, $1.242 billion and $1.005 billion, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), our wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, DISH Broadband and HNS entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement our RUS program.  The RUS Agreement expired during June 2013, when the Grant Funds were exhausted.  During the years ended December 31, 2013 and 2012, we expensed $3 million and $7 million, respectively, under the RUS Agreement, which is included in “Cost of sales — equipment, services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Sling TV.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV to us.  See “Related Party Transactions with DISH Network” within the related party section previously discussed.  Effective July 1, 2012, DISH Network and EchoStar formed Sling TV, which was owned two-thirds by DISH Network and one-third by EchoStar and was consolidated into DISH Network’s financial statements beginning July 1, 2012.  Sling TV was formed to develop and commercialize certain advanced technologies.  At that time, DISH Network, EchoStar and Sling TV entered into the following agreements with respect to Sling TV:  (i) a contribution agreement pursuant to which DISH Network and EchoStar contributed certain assets in exchange for its respective ownership interests in Sling TV; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of Sling TV; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, Sling TV has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from DISH Network and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.  DISH Network consolidated Sling TV with EchoStar’s ownership position recorded as non-controlling interest.

Effective August 1, 2014, EchoStar and Sling TV entered into the Exchange Agreement pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  In addition, we, EchoStar and Sling TV amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  On February 9, 2015, we launched a live, linear streaming OTT service under the Sling TV brand.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Consolidated Balance Sheet.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Consolidated Balance Sheet.  All services provided to Sling TV by EchoStar under the Commercial Agreement are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See “General and administrative expenses” within the related party section previously discussed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During the years ended December 31, 2014, 2013 and 2012, we paid $3 million, $2 million and $2 million, respectively, for these services from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During the years ended December 31, 2014, 2013 and 2012, we paid $4 million, $3 million and $2 million, respectively, for these services from EchoStar, included in “Subscriber-related expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellite and Tracking Stock Transaction with EchoStar.  On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheet.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•                  Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease all available satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses — Satellite Capacity Leased from EchoStar.”

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

protective covenants afforded to holders of the Tracking Stock.  The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSSC-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both DISH Network and EchoStar as an Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr. Lynch’s compensation consisted of cash and equity compensation and was borne by both EchoStar and DISH Network.  As of January 1, 2015, Mr. Lynch is solely a DISH Network employee.

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable — other” or “Other accrued expenses” on our Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$84,636	$91,712	$72,549

	As of December 31,
	2014	2013
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$14,819	$20,954
Commitments to NagraStar	$12,368	$2,463