Form 10-Q
period 2015-03-31
DISH DBS CORP
filed 2015-05-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

As of May 6, 2015, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

i

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

•                  Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$320,798	$6,762,140
Marketable investment securities	45,540	1,401,145
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,437 and $23,520, respectively	839,622	870,795
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	40,796	31,391
Inventory	484,601	493,546
Deferred tax assets	37,018	37,018
Other current assets	128,129	130,038
Total current assets	1,896,504	9,726,073

Noncurrent Assets:
Restricted cash and marketable investment securities	86,984	86,984
Property and equipment, net of accumulated depreciation of $2,661,279 and $2,628,945, respectively	2,365,000	2,437,004
FCC authorizations	635,794	635,794
Other noncurrent assets, net	541,141	535,308
Total noncurrent assets	3,628,919	3,695,090
Total assets	$5,525,423	$13,421,163

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$167,983	$152,076
Trade accounts payable - EchoStar	254,568	236,122
Deferred revenue and other	890,377	865,210
Accrued programming	1,498,659	1,374,710
Accrued interest	217,165	227,158
Other accrued expenses	469,240	441,693
Current portion of long-term debt and capital lease obligations	2,179,857	679,149
Total current liabilities	5,677,849	3,976,118

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,223,954	13,728,749
Deferred tax liabilities	1,188,254	1,225,417
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	195,889	188,067
Total long-term obligations, net of current portion	13,608,097	15,142,233
Total liabilities	19,285,946	19,118,351

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interest	17,134	19,913

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,291,445	1,276,201
Accumulated other comprehensive income (loss)	15,797	28,383
Accumulated earnings (deficit)	(15,084,955)	(7,022,887)
Total DISH DBS stockholder’s equity (deficit)	(13,777,713)	(5,718,303)
Noncontrolling interest	56	1,202
Total stockholder’s equity (deficit)	(13,777,657)	(5,717,101)
Total liabilities and stockholder’s equity (deficit)	$5,525,423	$13,421,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue:
Subscriber-related revenue	$3,586,094	$3,473,208
Equipment sales and other revenue	22,127	21,450
Equipment sales, services and other revenue - EchoStar	12,841	15,552
Total revenue	3,621,062	3,510,210

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,096,143	2,015,673
Satellite and transmission expenses	184,680	148,127
Cost of sales - equipment, services and other	39,448	25,226
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	47,518	55,343
Other subscriber acquisition costs	194,379	228,148
Subscriber acquisition advertising	128,264	124,873
Total subscriber acquisition costs	370,161	408,364
General and administrative expenses	200,446	179,584
Depreciation and amortization (Note 6)	223,895	224,966
Total costs and expenses	3,114,773	3,001,940

Operating income (loss)	506,289	508,270

Other Income (Expense):
Interest income	4,217	8,762
Interest expense, net of amounts capitalized	(222,010)	(212,079)
Other, net	91	340
Total other income (expense)	(217,702)	(202,977)

Income (loss) before income taxes	288,587	305,293
Income tax (provision) benefit, net	(104,600)	(115,882)
Net income (loss)	183,987	189,411
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(3,945)	(741)
Net income (loss) attributable to DISH DBS	$187,932	$190,152

Comprehensive Income (Loss):
Net income (loss)	$183,987	$189,411
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(17,532)	19,951
Deferred income tax (expense) benefit, net	4,946	(7,527)
Total other comprehensive income (loss), net of tax	(12,586)	12,424
Comprehensive income (loss)	171,401	201,835
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(3,945)	(741)
Comprehensive income (loss) attributable to DISH DBS	$175,346	$202,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$183,987	$189,411
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	223,895	224,966
Non-cash, stock-based compensation	7,709	9,769
Deferred tax expense (benefit)	(32,217)	(40,721)
Other, net	13,252	13,241
Changes in current assets and current liabilities, net	233,005	78,713
Net cash flows from operating activities	629,631	475,379

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,338,073	65,824
Purchases of property and equipment	(163,376)	(216,435)
Other, net	2,949	(8,298)
Net cash flows from investing activities	1,177,646	(158,909)

Cash Flows From Financing Activities:
Dividend to DISH Orbital Corporation	(8,250,000)	(650,000)
Repayment of long-term debt and capital lease obligations	(6,586)	(6,692)
Other, net	7,967	1,923
Net cash flows from financing activities	(8,248,619)	(654,769)

Net increase (decrease) in cash and cash equivalents	(6,441,342)	(338,299)
Cash and cash equivalents, beginning of period	6,762,140	4,294,475
Cash and cash equivalents, end of period	$320,798	$3,956,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We operate the DISH® branded pay-TV service (“DISH”), which had 13.844 million subscribers in the United States as of March 31, 2015.  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, fair value of multi-element arrangements, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, retailer incentives, programming expenses and subscriber lives.  Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of March 31, 2015 and December 31, 2014, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  However, the FASB has proposed a potential one year deferral on the effective date for implementation of this standard.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.              Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Cash paid for interest	$230,081	$230,120
Cash received for interest	4,217	8,762
Cash paid for income taxes	577	2,166
Cash paid for income taxes to DISH Network	140,595	154,910
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204
Transfer of liabilities and other	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466

4.              Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$45,540	$1,401,145
Restricted marketable investment securities (1)	85,617	76,970
Total marketable investment securities	131,157	1,478,115

Restricted cash and cash equivalents (1)	1,367	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities (2)	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$459,774	$1,815,379

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

Current Marketable Investment Securities

Our current marketable investment securities portfolio includes investments in equity securities and various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and agency securities.

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

Restricted Cash and Marketable Investment Securities

As of March 31, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

Investment in Tracking Stock

On February 20, 2014, we entered into agreements with EchoStar Corporation (“EchoStar”) to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”)), including related in-orbit incentive obligations and cash interest payments of approximately $59 million, and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2015 and December 31, 2014, we had accumulated net unrealized gains of $26 million and $43 million, respectively.  These amounts, net of related tax effect, were $16 million and $28 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2015				As of December 31, 2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$62,777	$92	$—	$92	$58,254	$7	$(11)	$(4)
Commercial paper	11,277	—	—	—	65,696	—	—	—
Corporate securities	1,017	—	(4)	(4)	1,247,403	5,608	(145)	5,463
Other	17,194	—	—	—	55,788	—	—	—
Equity securities	38,892	25,576	—	25,576	50,974	37,737	—	37,737
Total	$131,157	$25,668	$(4)	$25,664	$1,478,115	$43,352	$(156)	$43,196

As of March 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $42 million with contractual maturities within one year and $50 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2015, the unrealized losses related to our investments in debt securities represented investments in corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of
	March 31, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$637	$(4)	$268,492	$(100)
12 months or more	—	—	129,092	(56)
Total	$637	$(4)	$397,584	$(156)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$232,663	$37,675	$194,988	$—	$6,605,274	$258,281	$6,346,993	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$62,777	$47,250	$15,527	$—	$58,254	$42,710	$15,544	$—
Commercial paper	11,277	—	11,277	—	65,696	—	65,696	—
Corporate securities	1,017	—	1,017	—	1,247,403	—	1,247,403	—
Other	17,194	—	17,194	—	55,788	—	55,788	—
Equity securities	38,892	38,892	—	—	50,974	50,974	—	—
Total	$131,157	$86,142	$45,015	$—	$1,478,115	$93,684	$1,384,431	$—

During the three months ended March 31, 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.              Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Finished goods	$221,499	$252,101
Raw materials	166,532	159,095
Work-in-process	96,570	82,350
Total inventory	$484,601	$493,546

6.              Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Equipment leased to customers	$191,753	$185,723
Satellites	15,261	23,201
Buildings, furniture, fixtures, equipment and other	16,881	16,042
Total depreciation and amortization	$223,895	$224,966

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Pay-TV Satellites.  We currently utilize 14 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its useful life.  We currently utilize certain capacity on 11 satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As of March 31, 2015, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years) /
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

(4)         On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 4 and Note 10 for further discussion.

(5)         We have the option to renew this lease for an additional six-year period.  If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.              Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$650,001	$656,501	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,558,500	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	927,531	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,221,000	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,575,952	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,113,750	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,130,000	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	2,025,000	2,000,000	2,055,000
5% Senior Notes due 2023	1,500,000	1,500,000	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	2,012,500	2,000,000	2,019,800
Other notes payable	14,701	14,701	14,701	14,701
Subtotal	14,264,702	$14,735,435	14,264,702	$14,830,997
Unamortized deferred financing costs and debt discounts, net	(48,974)		(51,473)
Capital lease obligations (3)	188,083	NA	194,669	NA
Total long-term debt and capital lease obligations (including current portion)	$14,403,811		$14,407,898

(1)               Our 7 3/4% Senior Notes due 2015 mature on May 31, 2015 and are included in “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2015.

(2)               Our 7 1/8% Senior Notes due 2016 mature on February 1, 2016 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of March 31, 2015.

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

700 MHz Licenses.  In 2008, DISH Network paid $712 million to acquire certain 700 MHz E Block (“700 MHz”) wireless spectrum licenses, which were granted to DISH Network by the FCC in February 2009.  At the time they were granted, these licenses were subject to certain interim and final build-out requirements.  On October 29, 2013, the FCC issued an order approving a voluntary industry solution to resolve certain interoperability issues affecting the lower 700 MHz spectrum band (the “Interoperability Solution Order”), which requires DISH Network to reduce power emissions on its 700 MHz licenses.  As part of the Interoperability Solution Order, the FCC, among other things, approved DISH Network’s request to modify the original interim and final build-out requirements associated with its 700 MHz licenses so that by March 2017, DISH Network must provide signal coverage and offer service to at least 40% of its total E Block population (the “Modified 700 MHz Interim Build-Out Requirement”).  The FCC also approved DISH Network’s request to modify the 700 MHz Final Build-Out Requirement so that by March 2021, DISH Network must provide signal coverage and offer service to at least 70% of the population in each of its E Block license areas (the “Modified 700 MHz Final Build-Out Requirement”).  While the modifications to DISH Network’s 700 MHz licenses provide DISH Network additional time to complete the build-out requirements, the reduction in power emissions could have an adverse impact on DISH Network’s ability to fully utilize its 700 MHz licenses.  If DISH Network fails to meet the Modified 700 MHz Interim Build-Out Requirement, the Modified 700 MHz Final Build-Out Requirement may be accelerated by one year, from March 2021 to March 2020, and DISH Network could face the reduction of license area(s).  If DISH Network fails to meet the Modified 700 MHz Final Build-Out Requirement, DISH Network’s authorization may terminate for the geographic portion of each license in which DISH Network is not providing service.

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

H Block Licenses.  On April 29, 2014, the FCC issued an order granting DISH Network’s application to acquire all 176 wireless spectrum licenses in the H Block auction.  DISH Network paid approximately $1.672 billion to acquire these H Block licenses, including clearance costs associated with the lower H Block spectrum.  The H Block licenses are subject to certain interim and final build-out requirements.  By April 2018, DISH Network must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual H Block license (the “H Block Interim Build-Out Requirement”).  By April 2024, DISH Network must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual H Block license (the “H Block Final Build-Out Requirement”).  If DISH Network fails to meet the H Block Interim Build-Out Requirement, the H Block license term and the H Block Final Build-Out Requirement may be accelerated by two years (from April 2024 to April 2022) for each H Block license area in which it fails to meet the requirement.  If DISH Network fails to meet the H Block Final Build-Out Requirement, its authorization for each H Block license area in which it fails to meet the requirement may terminate.  The FCC has adopted rules for the H Block spectrum band that is adjacent to DISH Network’s AWS-4 licenses.  Depending on the outcome of the standard-setting process for the H Block and DISH Network’s ultimate decision regarding the AWS-4 Downlink Waiver, the rules that the FCC adopted for the H Block could further impact 15 MHz of DISH Network’s AWS-4 uplink spectrum (2005-2020 MHz), which may have a material adverse effect on DISH Network’s ability to commercialize the AWS-4 licenses.

Commercialization of DISH Network’s Wireless Spectrum Licenses and Related Assets.  DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 10 for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Wireless”) each filed applications with the FCC to acquire certain AWS-3 Licenses for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless has applied as a designated entity that is entitled to receive a bidding credit of 25% in the AWS-3 Auction, as defined by FCC regulations (a “Designated Entity”).

Northstar Wireless was the winning bidder for certain AWS-3 Licenses (the “Northstar Licenses”) with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum” and collectively with Northstar Wireless, the “Northstar Entities”).  DISH Network, through its wholly-owned subsidiary, American AWS-3 Wireless II L.L.C. (“American II”), owns an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager made pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  As of March 2, 2015, the total equity contributions from Northstar Manager to Northstar Spectrum were $133 million.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II made loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  After Northstar Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses, the total equity contributions from American II to Northstar Spectrum were approximately $750 million and the total loans from American II to Northstar Wireless were approximately $5.001 billion.

SNR Wireless was the winning bidder for certain AWS-3 Licenses (the “SNR Licenses”) with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless made a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Wireless Holdco, LLC (“SNR Holdco” and collectively with SNR Wireless, the “SNR Entities”).  DISH Network, through its wholly-owned subsidiary, American AWS-3 Wireless III L.L.C. (“American III”), owns an 85% non-controlling interest in SNR Holdco.  SNR Wireless Management, LLC (“SNR Management”) owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  As of March 2, 2015, the total equity contributions from SNR Management to SNR Holdco were $93 million.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III made loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  After SNR Wireless made the final payments to the FCC on March 2, 2015 for the SNR Licenses, the total equity contributions from American III to SNR Holdco were approximately $524 million and the total loans from American III to SNR Wireless were approximately $3.503 billion.

After Northstar Wireless and SNR Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses, respectively, DISH Network’s total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  Issuance of any AWS-3 Licenses to Northstar Wireless or SNR Wireless depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must be filed no later than May 18, 2015; and (iii) replies to oppositions must be filed no later than May

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

26, 2015.  DISH Network cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.  In addition, on April 29, 2015, DISH Network received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to its relationship with Northstar Wireless and SNR Wireless and its participation in the AWS-3 Auction.  DISH Network cannot predict the timing or the outcome of the Senate Committee’s inquiry.

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

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015 we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  As a result of, among other things, DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund additional cash distributions to DISH Network, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2015, the remaining obligation of our guarantee was $296 million.  As of March 31, 2015, we have not recorded a liability on the balance sheet for this guarantee.

Contingencies

Separation Agreement

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper® set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On May 5, 2015, the Court granted summary judgment in our favor as to the DISH products and services alleged in the complaint.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleges that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringes these patents.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network, our wholly-owned subsidiary DISH Network L.L.C., EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of our Hopper set-top box infringes the asserted patents.  On February 11, 2015, the case was stayed pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents asserted in the action.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  Trial is scheduled to commence on October 6, 2015.  In recent pre-trial disclosures, the federal plaintiff has informed us that it intends to seek up to $900 million in alleged civil penalties at trial, and the state plaintiffs have informed us that they now intend to seek $23.5 billion in alleged civil penalties and damages.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of the 444 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.

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

California Actions.  The NBC plaintiffs and Fox plaintiffs filed amended complaints in their respective California actions, adding copyright claims against EchoStar and EchoStar Technologies L.L.C., a wholly-owned subsidiary of EchoStar.  In addition, the Fox plaintiffs’ amended complaint added claims challenging the Hopper Transfers™ feature of our second-generation Hopper set-top box.

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

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman, President and Chief Executive Officer), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than DISH Network, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against DISH Network and EchoStar, and it rejected some but not all claims against the other defendants.

DISH Network intends to vigorously defend any claims against it in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared/Harbinger Capital Partners LLC (LightSquared Colorado Action)

On July 8, 2014, Harbinger filed suit against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing breaches of Harbinger’s stockholder agreement.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted DISH Network’s motion to dismiss the complaint.

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

On July 25, 2014, Jacksonville PFPF filed a second amended complaint, which added claims against George R. Brokaw and Charles M. Lillis, as Director Defendants, and Thomas A. Cullen, R. Stanton Dodge and K. Jason Kiser, as officers of DISH Network. Jacksonville PFPF asserted five claims in its second amended complaint, each of which alleged breaches of the duty of loyalty.  Three of the claims were asserted solely against Mr. Ergen; one claim was made against all of the remaining Director Defendants, other than Mr. Ergen and Mr. Clayton; and the final claim was made against Messrs. Cullen, Dodge and Kiser.

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its determination that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  The Court will hold a hearing on the Special Litigation Committee’s and the defendants’ motions on July 16, 2015.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, DISH Network and EchoStar filed a notice of appeal of that partial final judgment.  PMC’s damages expert had contended that DISH Network and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, and subsequently modified such damages as ranging from approximately $150 million to $450 million, as of September 30, 2014, which did not include pre-judgment interest and could be trebled under Federal law.  On May 7, 2015, DISH Network, EchoStar and PMC entered into a settlement and release agreement that provides, among other things, for a license by PMC to DISH Network and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System.”  Phoenix alleges that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  Trial is set scheduled to commence on March 14, 2016.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware. The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is scheduled to commence on January 12, 2016.

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

On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  See Note 8 for further information.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended March 31, 2015 and 2014, we received revenue associated with these services of $4 million and $5 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.  During the three months ended March 31, 2015 and 2014, the costs associated with these services were $4 million and $3 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

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

•                  American Fork Occupancy License Agreement.  During 2013, DISH Network subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement relating to Sling TV discussed below, this sublease terminated during the fourth quarter 2014.

“Satellite and transmission expenses”

During the three months ended March 31, 2015 and 2014, we incurred $175 million and $138 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 6 for further information.  The term of each lease is set forth below:

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

“General and administrative expenses”

During each of the three months ended March 31, 2015 and 2014, we incurred $20 million for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The initial term of the XiP Encryption Agreement was for a period until December 31, 2014.  Under the XiP Encryption Agreement, we had the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the XiP Encryption Agreement for one additional year until December 31, 2015.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We had an option, but not the obligation, to

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one additional year until December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either:  (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended March 31, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $223 million and $294 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

TiVo.  On April 29, 2011, DISH Network and EchoStar entered into a settlement agreement with TiVo Inc. (“TiVo”).  The settlement resolved all pending litigation between DISH Network and EchoStar, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.  Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by DISH Network or EchoStar were dissolved.  DISH Network and EchoStar are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off of EchoStar from us, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from EchoStar totaling approximately $10 million, representing an allocation of liability relating to EchoStar’s sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and EchoStar based on historical sales of certain licensed products, with DISH Network being responsible for 95% of each annual payment.

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

Sling TV Holding L.L.C.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV to us.  See “Related Party Transactions with DISH Network” within the related party section previously discussed.  Effective July 1, 2012, DISH Network and EchoStar formed Sling TV, which was owned two-thirds by DISH Network and one-third by EchoStar and was consolidated into DISH Network’s financial statements beginning July 1, 2012.  Sling TV was formed to develop and commercialize certain advanced technologies.  At that time, DISH Network, EchoStar and Sling TV entered into the following agreements with respect to Sling TV:  (i) a contribution agreement pursuant to which DISH Network and EchoStar contributed certain assets in exchange for its respective ownership interests in Sling TV; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of Sling TV; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, Sling TV has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from DISH Network and EchoStar, respectively.  Since this was a formation of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.

Effective August 1, 2014, EchoStar and Sling TV entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV.  In addition, we, EchoStar and Sling TV amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  On February 9, 2015, we launched a live, linear streaming over-the-top (“OTT”) Internet-based domestic video programming service under the Sling TV brand.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  All services provided to Sling TV by EchoStar under the Commercial Agreement are recorded in “Satellite and transmission expenses” and “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “Satellite and transmission expenses” and “General and administrative expenses” within the related party section previously discussed.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV, which is not yet probable of being achieved.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During each of the three months ended March 31, 2015 and 2014, we incurred expenses of $1 million for these services from EchoStar, which are included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  During each of the three months ended March 31, 2015 and 2014, we incurred expenses of $1 million for these services from EchoStar, which are included in “Subscriber-related expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellite and Tracking Stock Transaction with EchoStar.  On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•                  Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$22,498	$20,203

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,783	$14,819
Commitments to NagraStar	$9,545	$12,368

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2015 First Quarter Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $3.621 billion

•                  Pay-TV ARPU of $86.01

•                  Net income attributable to DISH DBS of $188 million

•                  Gross new Pay-TV subscriber activations of approximately 554,000

•                  Loss of approximately 134,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.65%

Consolidated Financial Condition as of March 31, 2015

•                  Cash, cash equivalents and current marketable investment securities of $366 million

•                  Total assets of $5.525 billion

•                  Total long-term debt and capital lease obligations of $14.404 billion

Our DISH branded pay-TV service (“DISH”) had 13.844 million subscribers in the United States as of March 31, 2015 and is the nation’s third largest pay-TV provider.  The majority of our current revenue and profit is derived from providing pay-TV services.  Competition in the pay-TV industry has intensified in recent years.  To differentiate ourselves from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, including recording up to eight shows at a time, through Internet-connected tablets, smartphones and computers.  During January 2015, we announced certain upcoming technological advancements including 4K Ultra HD capable receivers, a new remote control and user interface with advanced voice command capability, and more mobile applications.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Over-the-top video programming services.  We offer live, linear streaming over-the-top (“OTT”) Internet-based domestic and international video programming services under the Sling brand.  We market our OTT services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our OTT services require an Internet connection and are available through certain streaming-capable devices.  We have historically offered, and continue to offer, a live, linear streaming OTT international video programming service to a small number of Pay-TV subscribers under the Sling International brand (formerly known as the DishWorld brand).  Sling International offers nearly 200 channels in 18 languages.  Our Sling International subscribers are included in our Pay-TV subscriber count and represent a small percentage of our customers.  On February 9, 2015, we launched a live, linear streaming OTT domestic video programming service under the Sling TV brand.  The Sling TV core package consists of 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling TV offers additional tiers of programming, including news, children’s and premium programming, each for an additional monthly fee, as well as a video on-demand programming library.  We expect to expand the programming content offered by Sling TV during 2015.  Our Sling TV subscribers are not included in our Pay-TV subscriber count.

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

While we plan to implement new marketing efforts, there can be no assurance that we will ultimately be successful increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our new efforts, we may face increased competitive pressures, including aggressive marketing, discounted promotional offers and more aggressive retention efforts.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Operations and Customer Service

While economic factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we monitor our third-party distributors’ and retailers’ adherence to our business rules.

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

Changes in our Technology

We have been deploying receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have receivers that use MPEG-4 compression technology and a small number of our customers have receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new receivers that we purchase from EchoStar Corporation (“EchoStar”) have MPEG-4 compression with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 receivers with 8PSK modulation technology, as a result of our HD initiatives and current promotions, we currently activate most new customers with higher priced MPEG-4 technology.  This limits our ability to redeploy MPEG-2 receivers with 8PSK modulation technology and, to the extent that our promotions are successful, will accelerate the

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

transition to MPEG-4 technology, resulting in an adverse effect on our acquisition costs per new subscriber activation.

For several years we have been selectively upgrading customers with QPSK receivers to 8PSK receivers concurrent with scheduled in-home service visits or through receiver exchanges.  During 2014, we expanded that effort to all of our remaining customers that have QPSK receivers.  Also during 2014, we began selectively upgrading customers in approximately ten percent of our local markets from MPEG-2 to MPEG-4 receivers.  We are implementing this upgrade to conform to the capabilities of our EchoStar XVIII satellite, scheduled for launch during the fourth quarter 2015.  We expect these receiver upgrade efforts to be completed in the next two years.  However, the schedule and the incremental costs of these receiver upgrades could change due to many factors, including, among other things, satellite health and capacity.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Debt Maturity.  Our 7 3/4% Senior Notes with an aggregate principal balance of $650 million mature on May 31, 2015.  Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion mature on February 1, 2016.  We expect to fund these obligations from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financings.

DISH Network Spectrum.  DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our dividends to DOC.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.  See Note 8 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the Federal Communications Commission (“FCC”) to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Issuance of any AWS-3 Licenses to Northstar Wireless (the “Northstar Licenses”) or SNR Wireless (the “SNR Licenses”) depends, among other things, upon the FCC’s review and approval of the applications filed by Northstar Wireless and SNR Wireless.  On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications:  (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must be filed no later than May 18, 2015; and (iii) replies to oppositions must be filed no later than May 26, 2015.  DISH Network cannot predict the timing or the outcome of the FCC’s review of the applications filed by Northstar Wireless and SNR Wireless.  In addition, on April 29, 2015, DISH Network received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to its relationship with Northstar Wireless and SNR Wireless and its participation in the AWS-3 Auction.  DISH Network cannot predict the timing or the outcome of the Senate Committee’s inquiry.

DISH Network owns an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum” and collectively with Northstar Wireless, the “Northstar Entities”) and SNR Wireless Holdco, LLC (“SNR Holdco” and collectively with SNR Wireless, the “SNR Entities”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses, respectively, DISH Network’s total non-controlling equity and debt investments in these entities and their parent companies, respectively, were approximately $9.778 billion.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by DISH Network discussed above, in February 2015 we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  As a result of, among other things, DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund additional cash distributions to DISH Network, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 8 “Commitments and Contingencies — AWS-3 Auction” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to:  (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets.  Should we fail to comply with these covenants, all or a portion of the debt under the senior notes could become immediately payable.  The senior notes also provide that the debt may be required to be prepaid if certain change-in-control events occur.  As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants.

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 will become effective for us on January 1, 2017, and allows for either a full retrospective or modified retrospective adoption.  However, the FASB has proposed a potential one year deferral on the effective date for implementation of this standard.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense (net of capitalized interest), prepayment premiums and amortization of debt issuance costs associated with our senior debt and interest expense associated with our capital lease obligations.

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of marketable and non-marketable investments accounted for under the Fair Value Option, and equity in earnings and losses of our affiliates.

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

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  Our Pay-TV subscriber count also includes a small percentage of customers, primarily with foreign language programming, who receive their pay-TV programming from us through our Sling International OTT service.

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

Sling TV OTT Service Launch.  On February 9, 2015, we launched Sling TV, a live, linear streaming OTT domestic video programming service.  Operating results related to our Sling TV OTT service are not included in “Subscriber-related revenue,” “Subscriber-related expenses,” “Subscriber acquisition costs,” Pay-TV SAC, Pay-TV subscribers, Pay-TV ARPU or Pay-TV churn rate.  Operating results related to our Sling TV OTT service are included in “Equipment sales and other revenue,” “Satellite and transmission expenses,” “Cost of sales — equipment, services and other,” “General and administrative expenses” and “Depreciation and amortization.”

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,586,094	$3,473,208	$112,886	3.3
Equipment sales and other revenue	22,127	21,450	677	3.2
Equipment sales, services and other revenue - EchoStar	12,841	15,552	(2,711)	(17.4)
Total revenue	3,621,062	3,510,210	110,852	3.2

Costs and Expenses:
Subscriber-related expenses	2,096,143	2,015,673	80,470	4.0
% of Subscriber-related revenue	58.5%	58.0%
Satellite and transmission expenses	184,680	148,127	36,553	24.7
% of Subscriber-related revenue	5.1%	4.3%
Cost of sales - equipment, services and other	39,448	25,226	14,222	56.4
Subscriber acquisition costs	370,161	408,364	(38,203)	(9.4)
General and administrative expenses	200,446	179,584	20,862	11.6
% of Total revenue	5.5%	5.1%
Depreciation and amortization	223,895	224,966	(1,071)	(0.5)
Total costs and expenses	3,114,773	3,001,940	112,833	3.8

Operating income (loss)	506,289	508,270	(1,981)	(0.4)

Other Income (Expense):
Interest income	4,217	8,762	(4,545)	(51.9)
Interest expense, net of amounts capitalized	(222,010)	(212,079)	(9,931)	(4.7)
Other, net	91	340	(249)	(73.2)
Total other income (expense)	(217,702)	(202,977)	(14,725)	(7.3)

Income (loss) before income taxes	288,587	305,293	(16,706)	(5.5)
Income tax (provision) benefit, net	(104,600)	(115,882)	11,282	9.7
Effective tax rate	36.2%	38.0%
Net income (loss)	183,987	189,411	(5,424)	(2.9)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(3,945)	(741)	(3,204)	*
Net income (loss) attributable to DISH DBS	$187,932	$190,152	$(2,220)	(1.2)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.844	14.097	(0.253)	(1.8)
Pay-TV subscriber additions, gross (in millions)	0.554	0.639	(0.085)	(13.3)
Pay-TV subscriber additions, net (in millions)	(0.134)	0.040	(0.174)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.65%	1.42%	0.23%	16.2
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$854	$862	$(8)	(0.9)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.01	$82.36	$3.65	4.4
EBITDA	$734,220	$734,317	(97)	(0.0)

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  DISH lost approximately 134,000 net Pay-TV subscribers during the three months ended March 31, 2015, compared to the addition of approximately 40,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations, primarily related to programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.

Our Pay-TV churn rate for the three months ended March 31, 2015 was 1.65% compared to 1.42% for the same period in 2014.  The increase in our Pay-TV churn rate primarily related to programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

During the three months ended March 31, 2015, DISH activated approximately 554,000 gross new Pay-TV subscribers compared to approximately 639,000 gross new Pay-TV subscribers during the same period in 2014, a decrease of 13.3%.  Our gross new Pay-TV subscriber activations during the three months ended March 31, 2015 were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts with several content providers and a delay in our marketing efforts during the first half of the quarter related to these programming interruptions.  In addition, our gross new Pay-TV subscriber activations continue to be negatively impacted by increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.586 billion for the three months ended March 31, 2015, an increase of $113 million or 3.3% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a smaller average subscriber base during the three months ended March 31, 2015 compared to the same period in 2014.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV ARPU.  Pay-TV ARPU was $86.01 during the three months ended March 31, 2015 versus $82.36 during the same period in 2014.  The $3.65 or 4.4% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2015 and 2014 and higher hardware related revenue, partially offset by a shift in programming package mix.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.096 billion during the three months ended March 31, 2015, an increase of $80 million or 4.0% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.5% and 58.0% of “Subscriber-related revenue” during the three months ended March 31, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $185 million during the three months ended March 31, 2015, an increase of $37 million or 24.7% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $370 million for the three months ended March 31, 2015, a decrease of $38 million or 9.4% compared to the same period in 2014.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations.

Pay-TV SAC.  Pay-TV SAC was $854 during the three months ended March 31, 2015 compared to $862 during the same period in 2014, a decrease of $8 or 0.9%.  This change was primarily attributable to a decrease in hardware costs per activation, partially offset by an increase in advertising costs.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended March 31, 2015 and 2014, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $103 million and $141 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

General and administrative expenses.  “General and administrative expenses” totaled $200 million during the three months ended March 31, 2015, a $21 million or 11.6% increase compared to the same period in 2014.  The first quarter 2015 included expenses associated with Sling TV as a result of DISH Network’s contribution of its equity interest in Sling TV to us on May 2, 2014, while there were no expenses in the first quarter 2014.  In addition, “General and administrative expenses” increased due to increased personnel and infrastructure expenses incurred for the DISH branded pay-TV service.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $734 million during the three months ended March 31, 2015, a slight decrease compared to the same period in 2014.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
EBITDA	$734,220	$734,317
Interest, net	(217,793)	(203,317)
Income tax (provision) benefit, net	(104,600)	(115,882)
Depreciation and amortization	(223,895)	(224,966)
Net income (loss) attributable to DISH DBS	$187,932	$190,152

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

Income tax (provision) benefit, net.  Our income tax provision was $105 million during the three months ended March 31, 2015, a decrease of $11 million compared to the same period in 2014.  The decrease in the provision was primarily related to the decrease in “Income (loss) before income taxes.”

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.

Item 6.         EXHIBITS

(a) Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2015, filed on May 14, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*                                         Filed herewith.

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

Date:  May 14, 2015