Form 10-Q
period 2015-06-30
DISH DBS CORP
filed 2015-08-14
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

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

As of August 12, 2015, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

iii

Item 1.  FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$59,792	$6,762,140
Marketable investment securities	48,860	1,401,145
Trade accounts receivable - other, net of allowance for doubtful accounts of $15,339 and $23,520, respectively	919,035	870,795
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	50,080	31,391
Inventory	466,081	493,546
Deferred tax assets	37,018	37,018
Other current assets	126,706	130,038
Total current assets	1,707,572	9,726,073

Noncurrent Assets:
Restricted cash and marketable investment securities	86,984	86,984
Property and equipment, net of accumulated depreciation of $2,702,057 and $2,628,945, respectively	2,275,595	2,437,004
FCC authorizations	635,794	635,794
Other noncurrent assets, net	533,163	535,308
Total noncurrent assets	3,531,536	3,695,090
Total assets	$5,239,108	$13,421,163

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$192,496	$152,076
Trade accounts payable - EchoStar	224,072	236,122
Advances from affiliates	188,720	—
Deferred revenue and other	903,884	865,210
Accrued programming	1,514,161	1,374,710
Accrued interest	224,981	227,158
Other accrued expenses	407,051	441,693
Current portion of long-term debt and capital lease obligations	1,530,483	679,149
Total current liabilities	5,185,848	3,976,118

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,218,842	13,728,749
Deferred tax liabilities	1,160,980	1,225,417
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	206,686	188,067
Total long-term obligations, net of current portion	13,586,508	15,142,233
Total liabilities	18,772,356	19,118,351

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interest	12,792	19,913

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,303,458	1,276,201
Accumulated other comprehensive income (loss)	22,051	28,383
Accumulated earnings (deficit)	(14,872,842)	(7,022,887)
Total DISH DBS stockholder’s equity (deficit)	(13,547,333)	(5,718,303)
Noncontrolling interest	1,293	1,202
Total stockholder’s equity (deficit)	(13,546,040)	(5,717,101)
Total liabilities and stockholder’s equity (deficit)	$5,239,108	$13,421,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscriber-related revenue	$3,693,872	$3,555,953	$7,284,576	$7,029,161
Equipment sales and other revenue	17,111	26,057	34,628	47,507
Equipment sales, services and other revenue - EchoStar	13,451	16,555	26,292	32,107
Total revenue	3,724,434	3,598,565	7,345,496	7,108,775

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,167,880	2,042,504	4,272,976	4,058,177
Satellite and transmission expenses	192,556	178,660	377,236	326,787
Cost of sales - equipment, services and other	23,804	30,985	54,299	56,211
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	49,829	62,051	97,347	117,394
Other subscriber acquisition costs	205,914	234,242	400,896	462,390
Subscriber acquisition advertising	126,377	126,164	262,810	251,037
Total subscriber acquisition costs	382,120	422,457	761,053	830,821
General and administrative expenses	167,802	178,381	359,476	357,965
Depreciation and amortization (Note 6)	237,248	248,382	461,143	473,348
Total costs and expenses	3,171,410	3,101,369	6,286,183	6,103,309

Operating income (loss)	553,024	497,196	1,059,313	1,005,466

Other Income (Expense):
Interest income	728	10,102	4,945	18,864
Interest expense, net of amounts capitalized	(219,328)	(212,177)	(441,338)	(424,256)
Other, net	392	405	483	745
Total other income (expense)	(218,208)	(201,670)	(435,910)	(404,647)

Income (loss) before income taxes	334,816	295,526	623,403	600,819
Income tax (provision) benefit, net	(125,871)	(109,532)	(230,471)	(225,414)
Net income (loss)	208,945	185,994	392,932	375,405
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(3,168)	(4,492)	(7,113)	(5,233)
Net income (loss) attributable to DISH DBS	$212,113	$190,486	$400,045	$380,638

Comprehensive Income (Loss):
Net income (loss)	$208,945	$185,994	$392,932	$375,405
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	9,959	(5,756)	(7,573)	14,195
Deferred income tax (expense) benefit, net	(3,705)	2,163	1,241	(5,364)
Total other comprehensive income (loss), net of tax	6,254	(3,593)	(6,332)	8,831
Comprehensive income (loss)	215,199	182,401	386,600	384,236
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(3,168)	(4,492)	(7,113)	(5,233)
Comprehensive income (loss) attributable to DISH DBS	$218,367	$186,893	$393,713	$389,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$392,932	$375,405
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	461,143	473,348
Non-cash, stock-based compensation	14,823	20,517
Deferred tax expense (benefit)	(63,677)	(46,597)
Other, net	29,094	(9,788)
Changes in current assets and current liabilities, net	154,289	24,404
Net cash flows from operating activities	988,604	837,289

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,345,330	50,495
Purchases of property and equipment	(324,183)	(415,952)
Other, net	(724)	(6,303)
Net cash flows from investing activities	1,020,423	(371,760)

Cash Flows From Financing Activities:
Dividend to DISH Orbital Corporation	(8,250,000)	(650,000)
Redemption and repurchases of long-term debt	(650,001)	(101,208)
Advances from affiliates	188,720	—
Repayment of long-term debt and capital lease obligations	(13,772)	(14,846)
Other, net	13,678	13,273
Net cash flows from financing activities	(8,711,375)	(752,781)

Net increase (decrease) in cash and cash equivalents	(6,702,348)	(287,252)
Cash and cash equivalents, beginning of period	6,762,140	4,294,475
Cash and cash equivalents, end of period	$59,792	$4,007,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We offer pay-TV services under the DISH® brand (“DISH”) and the Sling® brand (“Sling”) (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services. For the three and six months ended June 30, 2015, we have included all Sling TV subscribers in our Pay-TV subscriber count.  As of June 30, 2015, we had 13.932 million Pay-TV subscribers in the United States.

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

As of June 30, 2015 and December 31, 2014, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

3.              Supplemental Data — Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
Cash paid for interest	$437,969	$422,338
Cash received for interest	4,945	17,588
Cash paid for income taxes	1,487	4,321
Cash paid for income taxes to DISH Network	278,970	252,913
Unsettled trades related to repurchases of long-term debt	—	12,673
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204
Transfer of liabilities and other	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.              Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$48,860	$1,401,145
Restricted marketable investment securities (1)	81,795	76,970
Total marketable investment securities	130,655	1,478,115

Restricted cash and cash equivalents (1)	5,189	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities (2)	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$463,094	$1,815,379

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2015 and December 31, 2014, we had accumulated net unrealized gains of $36 million and $43 million, respectively.  These amounts, net of related tax effect, were $22 million and $28 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2015				As of December 31, 2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U.S. Treasury and agency securities	$56,754	$—	$—	$—	$58,254	$7	$(11)	$(4)
Commercial paper	11,792	—	—	—	65,696	—	—	—
Corporate securities	—	—	—	—	1,247,403	5,608	(145)	5,463
Other	13,249	—	—	—	55,788	—	—	—
Equity securities	48,860	35,623	—	35,623	50,974	37,737	—	37,737
Total	$130,655	$35,623	$—	$35,623	$1,478,115	$43,352	$(156)	$43,196

As of June 30, 2015, restricted marketable investment securities included debt securities of $42 million with contractual maturities within one year and $40 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.

	As of
	June 30, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$—	$—	$268,492	$(100)
12 months or more	—	—	129,092	(56)
Total	$—	$—	$397,584	$(156)

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents (including restricted)	$5,189	$5,189	$—	$—	$6,605,274	$258,281	$6,346,993	$—

Debt securities (including restricted):
U.S. Treasury and agency securities	$56,754	$51,870	$4,884	$—	$58,254	$42,710	$15,544	$—
Commercial paper	11,792	—	11,792	—	65,696	—	65,696	—
Corporate securities	—	—	—	—	1,247,403	—	1,247,403	—
Other	13,249	—	13,249	—	55,788	—	55,788	—
Equity securities	48,860	48,860	—	—	50,974	50,974	—	—
Total	$130,655	$100,730	$29,925	$—	$1,478,115	$93,684	$1,384,431	$—

During the six months ended June 30, 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.              Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$233,584	$252,101
Raw materials	126,155	159,095
Work-in-process	106,342	82,350
Total inventory	$466,081	$493,546

6.              Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Equipment leased to customers	$206,314	$213,653	$398,067	$399,376
Satellites	15,261	15,261	30,522	38,462
Buildings, furniture, fixtures, equipment and other	15,673	19,468	32,554	35,510
Total depreciation and amortization	$237,248	$248,382	$461,143	$473,348

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

As of June 30, 2015, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years) /
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV (1)	July 2010	45	15

Under Construction:
EchoStar XVIII (2)	2016	110	15

Leased from EchoStar (1):
EchoStar I (3)(4)(5)	December 1995	77	November 2015
EchoStar VII (3)(4)	February 2002	119	June 2016
EchoStar VIII	August 2002	77	Month to month
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)(4)	February 2006	110	February 2021
EchoStar XI (3)(4)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (3)(4)	March 2010	119	February 2023
EchoStar XVI (6)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)         See Note 10 for further discussion of our Related Party Transactions with EchoStar.

(2)         EchoStar XVIII is expected to launch during 2016.

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

(5)         We did not exercise our option to renew the satellite capacity agreement for EchoStar I.

(6)         We have the option to renew this lease for an additional six-year period.  If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.              Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$—	$—	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,540,680	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	926,298	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,221,000	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,554,140	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,136,498	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,090,000	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	2,000,000	2,000,000	2,055,000
5% Senior Notes due 2023	1,500,000	1,407,045	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	1,920,000	2,000,000	2,019,800
Other notes payable	14,701	14,701	14,701	14,701
Subtotal	13,614,701	$13,810,362	14,264,702	$14,830,997
Unamortized deferred financing costs and debt discounts, net	(46,286)		(51,473)
Capital lease obligations (3)	180,910	NA	194,669	NA
Total long-term debt and capital lease obligations (including current portion)	$13,749,325		$14,407,898

(1)               On June 1, 2015, we redeemed the principal balance of our 7 3/4% Senior Notes due 2015.

(2)               Our 7 1/8% Senior Notes due 2016 mature on February 1, 2016 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of June 30, 2015.

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

AWS-3 Auction

The FCC auction of AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”), designated by the FCC as Auction 97 (the “AWS-3 Auction”), commenced on November 13, 2014 and concluded on January 29, 2015.  The FCC’s prohibition on certain communications related to the AWS-3 Auction expired on February 13, 2015.  Also, on February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Wireless”) each filed applications with the FCC to acquire certain AWS-3 Licenses that were made available in the AWS-3 Auction for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless had applied to receive a bidding credit of 25% as designated entities under applicable FCC rules.

Northstar Wireless was the winning bidder for certain AWS-3 Licenses (the “Northstar Licenses”) with gross winning bids totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $5.884 billion.  Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum, LLC (“Northstar Spectrum,” and collectively with Northstar Wireless, the “Northstar Entities”).  DISH Network, through its wholly-owned subsidiary, American AWS-3 Wireless II L.L.C. (“American II”), owns an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager made pro-rata equity contributions in Northstar Spectrum equal to approximately 15% of the net purchase price of the Northstar Licenses.  As of March 2, 2015, the total equity contributions from Northstar Manager to Northstar Spectrum were $133 million.  American II also entered into a Credit Agreement by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (the “Northstar Credit Agreement”).  Pursuant to the Northstar Credit Agreement, American II made loans to Northstar Wireless for approximately 85% of the net purchase price of the Northstar Licenses.  After Northstar Wireless made the final payments to the FCC on March 2, 2015 for the Northstar Licenses, the total equity contributions from American II to Northstar Spectrum were approximately $750 million and the total loans from American II to Northstar Wireless were approximately $5.001 billion.

SNR Wireless was the winning bidder for certain AWS-3 Licenses (the “SNR Licenses”) with gross winning bids totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, equals net winning bids totaling approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless made a bid withdrawal payment of approximately $8 million to the FCC.  SNR Wireless is a wholly-owned subsidiary of SNR Wireless Holdco, LLC (“SNR Holdco,” and collectively with SNR Wireless, the “SNR Entities”).  DISH Network, through its wholly-owned subsidiary, American AWS-3 Wireless III L.L.C. (“American III”), owns an 85% non-controlling interest in SNR Holdco.  SNR Wireless Management, LLC (“SNR Management”) owns a 15% controlling interest in, and is the sole manager of, SNR Holdco.  SNR Holdco is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR Holdco LLC Agreement”).  Pursuant to the SNR Holdco LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR Holdco equal to approximately 15% of the net purchase price of the SNR Licenses.  As of March 2, 2015, the total equity contributions from SNR Management to SNR Holdco were $93 million.  American III also entered into a Credit Agreement by and among American III, as Lender, SNR Wireless, as Borrower, and SNR Holdco, as Guarantor (the “SNR Credit Agreement”).  Pursuant to the SNR Credit Agreement, American III made loans to SNR Wireless for the amount of the bid withdrawal payment and approximately 85% of the net purchase price of the SNR Licenses.  After SNR Wireless made the final payments to the FCC on March 2, 2015 for the SNR Licenses, the total equity contributions from American III to SNR Holdco were approximately $524 million and the total loans from American III to SNR Wireless were approximately $3.503 billion.

After Northstar Wireless and SNR Wireless made their respective final payments to the FCC on March 2, 2015 for the Northstar Licenses and the SNR Licenses (which payments were net of a bidding credit of 25%), DISH Network’s total non-controlling equity and debt investments in the Northstar Entities and the SNR Entities were approximately $9.778 billion.  On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications: (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must have been filed no later than May 18, 2015; and (iii) replies to oppositions must have been filed no later than May 26, 2015.  In addition, on April 29, 2015, DISH Network received a letter from the United States Senate

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to its relationship with Northstar Wireless and SNR Wireless and its participation in the AWS-3 Auction.  DISH Network cannot predict the timing or the outcome of the Senate Committee’s inquiry.

On July 22, 2015, DISH Network, Northstar Wireless, SNR Wireless and certain other parties attended a meeting with staff of the Wireless Telecommunications Bureau of the FCC to discuss a draft order that has been circulated by the Chairman’s office for approval by the other Commissioners relating to Northstar Wireless’ and SNR Wireless’ respective pending applications for the AWS-3 Licenses.  At the meeting and as subsequently confirmed by a summary of the meeting released by the FCC, DISH Network was informed that the draft order, if approved, would find that:  (i) DISH Network has a controlling interest in Northstar Wireless and SNR Wireless, therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) for which each had applied to receive as designated entities under applicable FCC rules; (ii) Northstar Wireless and SNR Wireless are qualified to hold the AWS-3 Licenses; (iii) the FCC will not designate the matter for a hearing, or refer the matter to the FCC enforcement bureau or the Department of Justice; and (iv) all other relief sought by the parties that filed Petitions to Deny will be denied.  The draft order remains subject to change, and must be approved by a majority of the Commissioners to become effective.

In the event that the FCC grants the Northstar Licenses and the SNR Licenses, DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

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

As a result of, among other things, DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such additional cash distributions to DISH Network, investments in our businesses, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of June 30, 2015, the remaining obligation of our guarantee was $280 million.  As of June 30, 2015, we have not recorded a liability on the balance sheet for this guarantee.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of the 233 patent.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of the proceeding before the United States Patent and Trademark Office.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and Telephone Sales Rules, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  Trial is scheduled to commence on January 5, 2016.  In recent pre-trial disclosures, the federal plaintiff has informed us that it intends to seek up to $900 million in alleged civil penalties at trial, and the state plaintiffs have informed us that they now intend to seek $23.5 billion in alleged civil penalties and damages.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.

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

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against DISH Network and EchoStar, and it rejected some but not all claims against the other defendants.  On July 7, 2015, the United States District Court for the Southern District of New York denied Harbinger’s motion for an appeal of certain Bankruptcy Court orders in the adversary proceeding.

DISH Network intends to vigorously defend any claims against it in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

LightSquared/Harbinger Capital Partners LLC (Harbinger Colorado and New York Actions)

On July 8, 2014, Harbinger filed suit against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted DISH Network’s motion to dismiss the complaint.  On May 28, 2015, Harbinger filed a notice of appeal and on July 27, 2015, the United States Court of Appeals for the Tenth Circuit granted Harbinger’s unopposed motion to dismiss the appeal with prejudice.  This matter is now concluded.

On July 21, 2015, Harbinger filed a substantially similar complaint against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the Southern District of New York.  The complaint again asserts claims for tortious interference with contract and abuse of process, and also repeats the same claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger again seeks to rely on many of the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  This complaint seeks damages in excess of $1.5 billion, which under federal and state law may be trebled.

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

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  At a hearing on July 16, 2015, the Court issued an oral decision granting the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of the granting of the motion to defer, the pending motions to dismiss filed by the individual defendants were moot.  The Court’s oral decision granting the motion to defer will be reflected in a written order, which has not yet been entered.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and EchoStar as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and EchoStar are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, DISH Network and EchoStar filed a notice of appeal of that partial final judgment.  PMC’s damages expert had contended that DISH Network and EchoStar are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, and subsequently modified such damages as ranging from approximately $150 million to $450 million, as of September 30, 2014, which did not include pre-

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

judgment interest and could be trebled under Federal law.  On May 7, 2015, DISH Network, EchoStar and PMC entered into a settlement and release agreement that provides, among other things, for a license by PMC to DISH Network and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office. The case resumed on August 10, 2015.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware. The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is scheduled to commence on January 12, 2016.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against us, DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  On the same day, in the same court, TQ Delta filed actions alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.) to us.  We recorded all of the assets and liabilities at historical cost and the difference was recorded as a deemed distribution in “Stockholder’s equity (deficit)” on our Condensed Consolidated Balance Sheets.  As a result, all operating activities of Sling TV Holding are included in our financial results beginning May 2, 2014.

On March 28, 2014, we paid a dividend of $650 million to DOC in connection with, among other things, the funding of certain payments by DISH Network related to its winning bid for all 176 wireless spectrum licenses in the H Block auction.  See Note 8 for further information.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended June 30, 2015 and 2014, we received revenue associated with these services of $2 million and $5 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the six months ended June 30, 2015 and 2014, we received revenue associated with these services of $6 million and $9 million, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s Broadband, Wireless and other operations.  During each of the three months ended June 30, 2015 and 2014, the costs associated with these services were $3 million.  During the six months ended June 30, 2015 and 2014, the costs associated with these services were $7 million and $6 million, respectively.  In addition, we provide call center, installation and other services to DISH Network for its Broadband business.

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Real Estate Lease Agreements.  Since the Spin-off, DISH Network has entered into lease agreements pursuant to which DISH Network leases certain real estate to EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•                  El Paso Lease Agreement.  During 2012, DISH Network leased certain space at 1285 Joe Battle Blvd., El Paso, Texas to EchoStar for an initial period ending on August 1, 2015, which also provides EchoStar with renewal options for four consecutive three-year terms.  During the second quarter 2015, EchoStar exercised its first renewal option for a period ending on August 1, 2018.

•                  American Fork Occupancy License Agreement.  During 2013, DISH Network subleased certain space at 796 East Utah Valley Drive, American Fork, Utah to EchoStar for a period ending on July 31, 2017.  In connection with the Exchange Agreement relating to Sling TV Holding discussed below, this sublease terminated during the fourth quarter 2014.

“Subscriber-related expenses”

During the three months ended June 30, 2015 and 2014, we incurred $3 million and $2 million, respectively, for subscriber-related expenses from EchoStar.  During the six months ended June 30, 2015 and 2014, we incurred $6 million and $3 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

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

“Satellite and transmission expenses”

During the three months ended June 30, 2015 and 2014, we incurred $183 million and $169 million, respectively, for satellite and transmission expenses from EchoStar.  During the six months ended June 30, 2015 and 2014, we incurred $358 million and $307 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Satellite Capacity Leased from EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 6 for further information.  The term of each lease is set forth below:

•                  EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  We did not exercise our option to renew the satellite capacity agreement for EchoStar I.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we receive TT&C services from EchoStar for certain satellites for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  We are able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

Sling TV Holding.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding to us.  See “Related Party Transactions with DISH Network” within the related party section previously discussed.  Effective July 1, 2012, DISH Network and EchoStar formed Sling TV Holding, which was owned two-thirds by DISH Network and one-third by EchoStar and was consolidated into DISH Network’s financial statements beginning July 1, 2012.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  At that time, DISH Network, EchoStar and Sling TV Holding entered into the following agreements with respect to Sling TV Holding:  (i) a contribution agreement pursuant to which DISH Network and EchoStar contributed certain assets in exchange for its respective ownership interests in Sling TV Holding; (ii) a limited liability company operating agreement (the “Operating Agreement”), which provides for the governance of Sling TV Holding; and (iii) a commercial agreement (the “Commercial Agreement”) pursuant to which, among other things, Sling TV Holding has:  (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from DISH Network and EchoStar, respectively.  Since this was a formation

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

of an entity under common control and a step-up in basis was not allowed, each party’s contributions were recorded at historical book value for accounting purposes.

Effective August 1, 2014, EchoStar and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV Holding.  In addition, we, EchoStar and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement.  Sling TV Holding operates, through its subsidiary Sling TV L.L.C., the Sling TV services.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV Holding as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interest” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV Holding, which is not yet probable of being achieved.

“General and administrative expenses”

During the three months ended June 30, 2015 and 2014, we incurred $23 million and $28 million, respectively, for general and administrative expenses from EchoStar.  During the six months ended June 30, 2015 and 2014, we incurred $43 million and $49 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2015 for an additional one-year period until January 1, 2016 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales, services and other revenue - EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We had an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one additional year until December 31, 2015.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either:  (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended June 30, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $193 million and $296 million, respectively.  For the six months ended June 30, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $416 million and $590 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

PMC.  During 2008, PMC filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  On May 7, 2015, DISH Network, EchoStar and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to DISH Network and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.  See Note 8 for further discussion.  In June 2015, DISH Network and EchoStar agreed that EchoStar would contribute a one-time payment of $5 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things: (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$24,524	$38,867	$47,022	$59,070

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$15,083	$14,819
Commitments to NagraStar	$5,070	$12,368

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

Financial Highlights

2015 Second Quarter Consolidated Results of Operations and Key Operating Metrics

•                  Revenue of $3.724 billion

•                  Pay-TV ARPU of $87.91

•                  Net income attributable to DISH DBS of $212 million

•                  Gross new Pay-TV subscriber activations of approximately 638,000

•                  Loss of approximately 81,000 net Pay-TV subscribers

•                  Pay-TV subscriber churn rate of 1.71%

Consolidated Financial Condition as of June 30, 2015

•                  Cash, cash equivalents and current marketable investment securities of $109 million

•                  Total assets of $5.239 billion

•                  Total long-term debt and capital lease obligations of $13.749 billion

We offer pay-TV services under the DISH® brand (“DISH”) and the Sling® brand (“Sling”) (collectively “Pay-TV” services).  We had 13.932 million Pay-TV subscribers in the United States as of June 30, 2015 and are the nation’s third largest pay-TV provider.  Our current revenue and profit is primarily derived from providing Pay-TV services.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, including recording up to eight shows at a time, through Internet-connected tablets, smartphones and computers.  During January 2015, we announced certain upcoming technological advancements including 4K Ultra HD capable receivers, a new remote control and user interface with

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

advanced voice command capability, and more mobile applications.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Over-the-top pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available through certain streaming-capable devices.  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  On February 9, 2015, we launched a live, linear streaming OTT domestic pay-TV service.  The Sling domestic core package consists of over 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including news, children’s and premium programming, each for an additional monthly fee, as well as a video on-demand programming library.  On June 4, 2015, we also launched a live, linear streaming OTT Spanish-language pay-TV service under the Sling Latino brand.  For the three and six months ended June 30, 2015, we have included all Sling TV subscribers in our Pay-TV subscriber count.

Trends in our DISH Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of Pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers.  We incur significant costs to retain our existing customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.

We also face increased competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online platforms may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online platforms a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

During July 2015, we launched a new marketing promotion offering certain DISH branded pay-TV programming packages without a price increase for a two year period.  While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our new efforts, we may face increased competitive pressures, including aggressive marketing, discounted promotional offers and more aggressive retention efforts.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Increases in programming costs generally cause us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online platforms a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

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

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our Pay-TV subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, we monitor our third party distributors’ and retailers’ adherence to our business rules.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Changes in our Technology

We have been deploying DBS receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology and a small number of our customers have DBS receivers that use QPSK modulation technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new DBS receivers that we purchase from EchoStar Corporation (“EchoStar”) have MPEG-4 compression with 8PSK modulation technology.  Although we continue to refurbish and redeploy certain MPEG-2 DBS receivers with 8PSK modulation technology, as a result of our HD initiatives, current promotions and the scheduled launch of our EchoStar XVIII satellite during 2016, we currently activate most new customers with higher priced MPEG-4 technology, which limits our ability to redeploy MPEG-2 DBS receivers.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Future Liquidity

Debt Maturity.  Our 7 3/4% Senior Notes with a remaining principal balance of $650 million were redeemed on June 1, 2015.  Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion mature on February 1, 2016.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financings.

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

AWS-3 Auction.  On February 13, 2015, Northstar Wireless, LLC (“Northstar Wireless”) and SNR Wireless LicenseCo, LLC (“SNR Wireless”) each filed applications with the Federal Communications Commission (“FCC”) to acquire certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) that were made available in the auction designated by the FCC as Auction 97 (the “AWS-3 Auction”) for which it was named as winning bidder and had made the required down payments.  Each of Northstar Wireless and SNR Wireless had applied to receive a bidding credit of 25% as designated entities under applicable FCC rules.  DISH Network owns an 85% non-controlling interest in each of Northstar Spectrum, LLC (“Northstar Spectrum,” and collectively with Northstar Wireless, the “Northstar Entities”) and SNR Wireless Holdco, LLC (“SNR Holdco,” and collectively with SNR Wireless, the “SNR Entities”), the parent companies of Northstar Wireless and SNR Wireless, respectively.  After Northstar Wireless and SNR Wireless made their respective final payments to the FCC on March 2, 2015 for the AWS-3 Licenses (which payments were net of a bidding credit of 25%), DISH Network’s total non-controlling equity and debt investments in these entities and their parent companies, respectively, were approximately $9.778 billion.

On April 29, 2015, the FCC issued a public notice that, among other things, found the applications filed by Northstar Wireless and SNR Wireless, upon initial review, to be acceptable for filing.  The FCC’s public notice also set the following filing deadlines related to the applications:  (i) petitions to deny the applications must have been filed no later than May 11, 2015; (ii) oppositions to a petition to deny the applications must have been filed no later than May 18, 2015; and (iii) replies to oppositions must have been filed no later than May 26, 2015.  In addition, on April 29, 2015, DISH Network received a letter from the United States Senate Committee on Commerce, Science and Transportation (the “Senate Committee”), requesting certain information related to its relationship with Northstar Wireless and SNR Wireless and its participation in the AWS-3 Auction.  DISH Network cannot predict the timing or the outcome of the Senate Committee’s inquiry.

On July 22, 2015, DISH Network, Northstar Wireless, SNR Wireless and certain other parties attended a meeting with staff of the Wireless Telecommunications Bureau of the FCC to discuss a draft order that has been circulated by the Chairman’s office for approval by the other Commissioners relating to Northstar Wireless’ and SNR Wireless’ respective pending applications for the AWS-3 Licenses.  At the meeting and as subsequently confirmed by a summary of the meeting released by the FCC, DISH Network was informed that the draft order, if approved, would find that:  (i) DISH Network has a controlling interest in Northstar Wireless and SNR Wireless, therefore

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) for which each had applied to receive as designated entities under applicable FCC rules; (ii) Northstar Wireless and SNR Wireless are qualified to hold the AWS-3 Licenses; (iii) the FCC will not designate the matter for a hearing, or refer the matter to the FCC enforcement bureau or the Department of Justice; and (iv) all other relief sought by the parties that filed Petitions to Deny will be denied.  The draft order remains subject to change, and must be approved by a majority of the Commissioners to become effective.

In the event that the FCC grants the AWS-3 Licenses to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

In connection with certain funding obligations related to the investments by DISH Network discussed above, in February 2015 we paid a dividend of $8.250 billion to DISH Orbital Corporation (“DOC”) for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.

As a result of, among other things, DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distribution to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such additional cash distributions to DISH Network, investments in our businesses, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

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

Subscriber-related expenses.  “Subscriber-related expenses” principally include pay-TV programming expenses, which represent a substantial majority of these expenses.  “Subscriber-related expenses” also include costs for pay-TV services incurred in connection with our in-home service and call center operations, billing costs, refurbishment and repair costs related to DBS receiver systems, subscriber retention and other variable subscriber expenses.

Satellite and transmission expenses.  “Satellite and transmission expenses” includes the cost of leasing satellite and transponder capacity from EchoStar and the cost of digital broadcast operations provided to us by EchoStar, including satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other professional services.  “Satellite and transmission expenses” also includes executory costs associated with capital leases and costs associated with transponder leases and other related services.  In addition, “Satellite and transmission expenses” includes costs associated with our Sling TV services including, among other things, streaming delivery technology and infrastructure.

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to retailers and other third-party distributors of our equipment.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

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

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  The Sling International video programming service was launched prior to 2015.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  For the three and six months ended June 30, 2015, we have included all Sling TV subscribers in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are recorded net of disconnects in our gross new Pay-TV subscriber activations.  Our Pay-TV metrics for the three months ended March 31, 2015 have been recast to include 169,000 Sling domestic subscribers.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV service, each subscription is counted as a separate Pay-TV subscriber.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

average number of Pay-TV subscribers for each month and dividing by the number of months in the period.  The average number of Pay-TV subscribers for each month is calculated by adding the beginning and ending Pay-TV subscribers for the month and dividing by two.

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of Pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.  Sling TV subscribers are recorded net of disconnects in our gross new Pay-TV subscriber activations, as discussed above, and to the extent that our Sling TV subscriber base grows, our Pay-TV churn rate will be positively impacted.

Sling TV.  For the three and six months ended June 30, 2015, our operating results related to our Sling TV services are recorded in “Subscriber-related revenue,” “Subscriber-related expenses” and “Subscriber acquisition costs” and are included in our Pay-TV metrics, including Pay-TV subscribers, Pay-TV churn rate, Pay-TV SAC and Pay-TV ARPU.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$3,693,872	$3,555,953	$137,919	3.9
Equipment sales and other revenue	17,111	26,057	(8,946)	(34.3)
Equipment sales, services and other revenue - EchoStar	13,451	16,555	(3,104)	(18.7)
Total revenue	3,724,434	3,598,565	125,869	3.5

Costs and Expenses:
Subscriber-related expenses	2,167,880	2,042,504	125,376	6.1
% of Subscriber-related revenue	58.7%	57.4%
Satellite and transmission expenses	192,556	178,660	13,896	7.8
% of Subscriber-related revenue	5.2%	5.0%
Cost of sales - equipment, services and other	23,804	30,985	(7,181)	(23.2)
Subscriber acquisition costs	382,120	422,457	(40,337)	(9.5)
General and administrative expenses	167,802	178,381	(10,579)	(5.9)
% of Total revenue	4.5%	5.0%
Depreciation and amortization	237,248	248,382	(11,134)	(4.5)
Total costs and expenses	3,171,410	3,101,369	70,041	2.3

Operating income (loss)	553,024	497,196	55,828	11.2

Other Income (Expense):
Interest income	728	10,102	(9,374)	(92.8)
Interest expense, net of amounts capitalized	(219,328)	(212,177)	(7,151)	(3.4)
Other, net	392	405	(13)	(3.2)
Total other income (expense)	(218,208)	(201,670)	(16,538)	(8.2)

Income (loss) before income taxes	334,816	295,526	39,290	13.3
Income tax (provision) benefit, net	(125,871)	(109,532)	(16,339)	(14.9)
Effective tax rate	37.6%	37.1%
Net income (loss)	208,945	185,994	22,951	12.3
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(3,168)	(4,492)	1,324	29.5
Net income (loss) attributable to DISH DBS	$212,113	$190,486	$21,627	11.4

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.932	14.053	(0.121)	(0.9)
Pay-TV subscriber additions, gross (in millions)	0.638	0.656	(0.018)	(2.7)
Pay-TV subscriber additions, net (in millions)	(0.081)	(0.044)	(0.037)	(84.1)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.71%	1.66%	0.05%	3.0
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$767	$846	$(79)	(9.3)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.91	$84.15	$3.76	4.5
EBITDA	$793,832	$750,475	43,357	5.8

* Percentage is not meaningful.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 81,000 net Pay-TV subscribers during the three months ended June 30, 2015, compared to the loss of approximately 44,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate and lower gross new Pay-TV subscriber activations.

Our Pay-TV churn rate for the three months ended June 30, 2015 was 1.71% compared to 1.66% for the same period in 2014.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

During the three months ended June 30, 2015, we activated approximately 638,000 gross new Pay-TV subscribers compared to approximately 656,000 gross new Pay-TV subscribers during the same period in 2014, a decrease of 2.7%.  The decline in gross new Pay-TV subscriber activations was primarily related to stricter customer acquisition policies and increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.694 billion for the three months ended June 30, 2015, an increase of $138 million or 3.9% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $87.91 during the three months ended June 30, 2015 versus $84.15 during the same period in 2014.  The $3.76 or 4.5% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2015 and 2014, higher hardware related revenue and revenue related to a pay-per-view event.  These increases were partially offset by a shift in programming package mix, and an increase in Sling TV subscribers and retention credits.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the three months ended June 30, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.168 billion during the three months ended June 30, 2015, an increase of $125 million or 6.1% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.7% and 57.4% of “Subscriber-related revenue” during the three months ended June 30, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  Our “Subscriber-related expenses” have and may continue to face further upward pressure from price increases and the renewal of long-term pay-TV programming contracts on less favorable pricing terms.  In addition, our programming expenses will increase to the extent we are successful in growing our Pay-TV subscriber base.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $382 million for the three months ended June 30, 2015, a decrease of $40 million or 9.5% compared to the same period in 2014.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $767 during the three months ended June 30, 2015 compared to $846 during the same period in 2014, a decrease of $79 or 9.3%.  This change was primarily attributable to an increase in Sling TV subscriber activations with lower Pay-TV SAC and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  The decrease in hardware costs per activation was primarily driven by a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the three months ended June 30, 2015 and 2014, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $107 million and $132 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

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

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $794 million during the three months ended June 30, 2015, an increase of $43 million or 5.8% compared to the same period in 2014.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2015	2014
	(In thousands)
EBITDA	$793,832	$750,475
Interest, net	(218,600)	(202,075)
Income tax (provision) benefit, net	(125,871)	(109,532)
Depreciation and amortization	(237,248)	(248,382)
Net income (loss) attributable to DISH DBS	$212,113	$190,486

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$7,284,576	$7,029,161	$255,415	3.6
Equipment sales and other revenue	34,628	47,507	(12,879)	(27.1)
Equipment sales, services and other revenue - EchoStar	26,292	32,107	(5,815)	(18.1)
Total revenue	7,345,496	7,108,775	236,721	3.3

Costs and Expenses:
Subscriber-related expenses	4,272,976	4,058,177	214,799	5.3
% of Subscriber-related revenue	58.7%	57.7%
Satellite and transmission expenses	377,236	326,787	50,449	15.4
% of Subscriber-related revenue	5.2%	4.6%
Cost of sales - equipment, services and other	54,299	56,211	(1,912)	(3.4)
Subscriber acquisition costs	761,053	830,821	(69,768)	(8.4)
General and administrative expenses	359,476	357,965	1,511	0.4
% of Total revenue	4.9%	5.0%
Depreciation and amortization	461,143	473,348	(12,205)	(2.6)
Total costs and expenses	6,286,183	6,103,309	182,874	3.0

Operating income (loss)	1,059,313	1,005,466	53,847	5.4

Other Income (Expense):
Interest income	4,945	18,864	(13,919)	(73.8)
Interest expense, net of amounts capitalized	(441,338)	(424,256)	(17,082)	(4.0)
Other, net	483	745	(262)	(35.2)
Total other income (expense)	(435,910)	(404,647)	(31,263)	(7.7)

Income (loss) before income taxes	623,403	600,819	22,584	3.8
Income tax (provision) benefit, net	(230,471)	(225,414)	(5,057)	(2.2)
Effective tax rate	37.0%	37.5%
Net income (loss)	392,932	375,405	17,527	4.7
Less: Net income (loss) attributable to noncontrolling interest, net of tax	(7,113)	(5,233)	(1,880)	35.9
Net income (loss) attributable to DISH DBS	$400,045	$380,638	$19,407	5.1

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.932	14.053	(0.121)	(0.9)
Pay-TV subscriber additions, gross (in millions)	1.361	1.295	0.066	5.1
Pay-TV subscriber additions, net (in millions)	(0.046)	(0.004)	(0.042)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.68%	1.54%	0.14%	9.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$714	$854	$(140)	(16.4)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.83	$83.25	$3.58	4.3
EBITDA	$1,528,052	$1,484,792	43,260	2.9

* Percentage is not meaningful.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Pay-TV subscribers.  We lost approximately 46,000 net Pay-TV subscribers during the six months ended June 30, 2015, compared to the loss of approximately 4,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate, partially offset by higher gross new Pay-TV subscriber activations primarily related to the launch of our Sling domestic service on February 9, 2015.

Our Pay-TV churn rate for the six months ended June 30, 2015 was 1.68% compared to 1.54% for the same period in 2014.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing and discounted promotional offers.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, and the level of our retention efforts.

During the six months ended June 30, 2015, we activated approximately 1.361 million gross new Pay-TV subscribers compared to approximately 1.295 million gross new Pay-TV subscribers during the same period in 2014, an increase of 5.1%.  The increase in our gross new Pay-TV subscriber activations primarily related to the launch of our Sling domestic service on February 9, 2015.  Although our gross new Pay-TV subscriber activations increased, our gross new Pay-TV subscriber activations were negatively impacted by stricter customer acquisition policies and increased competitive pressures, including aggressive marketing, discounted promotional offers, and more aggressive retention efforts.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $7.285 billion for the six months ended June 30, 2015, an increase of $255 million or 3.6% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below.

Pay-TV ARPU.  Pay-TV ARPU was $86.83 during the six months ended June 30, 2015 versus $83.25 during the same period in 2014.  The $3.58 or 4.3% increase in Pay-TV ARPU was primarily attributable to the programming package price increases in February 2015 and 2014, higher hardware related revenue and revenue related to a pay-per-view event during the second quarter 2015.  These increases were partially offset by a shift in programming package mix, and an increase in Sling TV subscribers and retention credits.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the six months ended June 30, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Subscriber-related expenses.  “Subscriber-related expenses” totaled $4.273 billion during the six months ended June 30, 2015, an increase of $215 million or 5.3% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.7% and 57.7% of “Subscriber-related revenue” during the six months ended June 30, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $377 million during the six months ended June 30, 2015, an increase of $50 million or 15.4% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transmission costs associated with our Sling TV services and an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $761 million for the six months ended June 30, 2015, a decrease of $70 million or 8.4% compared to the same period in 2014.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $714 during the six months ended June 30, 2015 compared to $854 during the same period in 2014, a decrease of $140 or 16.4%.  This change was primarily attributable to an increase in Sling TV subscriber activations with lower Pay-TV SAC and a decrease in hardware costs per activation, partially offset by an increase in advertising costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for next generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new subscriber accounts.

During the six months ended June 30, 2015 and 2014, the amount of equipment capitalized under our lease program for new Pay-TV subscribers totaled $210 million and $273 million, respectively.  This decrease in capital expenditures under our lease program for new Pay-TV subscribers resulted primarily from a decrease in hardware costs per activation, discussed above.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $1.528 billion during the six months ended June 30, 2015, an increase of $43 million or 2.9% compared to the same period in 2014.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2015	2014
	(In thousands)
EBITDA	$1,528,052	$1,484,792
Interest, net	(436,393)	(405,392)
Income tax (provision) benefit, net	(230,471)	(225,414)
Depreciation and amortization	(461,143)	(473,348)
Net income (loss) attributable to DISH DBS	$400,045	$380,638

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

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended June 30, 2015, filed on August 14, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  August 14, 2015