Form 10-Q
period 2015-09-30
DISH DBS CORP
filed 2015-11-13
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of November 6, 2015, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2015 and December 31, 2014 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	59

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	60

	Signatures	61

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

•	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

•	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.

•	As a new service offering, our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.

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

i

•	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

•	We may be required to make substantial additional investments to maintain competitive programming offerings.

•	Any failure or inadequacy of our information technology infrastructure and communications systems could disrupt or harm our business.

•

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide the IPTV streaming technology for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

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

•	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•	We have substantial debt outstanding and may incur additional debt.

•	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman, President and Chief Executive Officer.

Legal and Regulatory Risks Affecting our Business

•	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

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

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$264,111	$6,762,140
Marketable investment securities	52,778	1,401,145
Trade accounts receivable - other, net of allowance for doubtful accounts
of $16,470 and $23,520, respectively	824,754	870,795
Trade accounts receivable - EchoStar, net of allowance for doubtful accounts of zero	36,777	31,391
Inventory	408,550	493,546
Deferred tax assets	37,018	37,018
Other current assets	109,316	130,038
Total current assets	1,733,304	9,726,073

Noncurrent Assets:
Restricted cash and marketable investment securities	82,495	86,984
Property and equipment, net of accumulated depreciation of $2,725,005 and $2,628,945, respectively	2,203,480	2,437,004
FCC authorizations	635,794	635,794
Other noncurrent assets, net	546,718	535,308
Total noncurrent assets	3,468,487	3,695,090
Total assets	$5,201,791	$13,421,163

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$189,742	$152,076
Trade accounts payable - EchoStar	230,793	236,122
Deferred revenue and other	867,571	865,210
Accrued programming	1,582,568	1,374,710
Accrued interest	201,479	227,158
Other accrued expenses	424,936	441,693
Current portion of long-term debt and capital lease obligations	1,531,266	679,149
Total current liabilities	5,028,355	3,976,118

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,212,520	13,728,749
Deferred tax liabilities	1,119,774	1,225,417
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	202,496	188,067
Total long-term obligations, net of current portion	13,534,790	15,142,233
Total liabilities	18,563,145	19,118,351

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interests	20,000	19,913

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,301,713	1,276,201
Accumulated other comprehensive income (loss)	15,233	28,383
Accumulated earnings (deficit)	(14,700,688)	(7,022,887)
Total DISH DBS stockholder's equity (deficit)	(13,383,742)	(5,718,303)
Noncontrolling interests	2,388	1,202
Total stockholder’s equity (deficit)	(13,381,354)	(5,717,101)
Total liabilities and stockholder’s equity (deficit)	$5,201,791	$13,421,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Subscriber-related revenue	$3,595,812	$3,553,828	$10,880,388	$10,582,989
Equipment sales and other revenue	16,072	16,312	50,700	63,819
Equipment sales, services and other revenue - EchoStar	12,664	15,232	38,956	47,339
Total revenue	3,624,548	3,585,372	10,970,044	10,694,147

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,113,962	2,072,891	6,386,938	6,131,068
Satellite and transmission expenses	192,741	179,401	569,977	506,188
Cost of sales - equipment, services and other	18,787	24,240	73,086	80,451
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	47,014	52,755	144,361	170,149
Other subscriber acquisition costs	234,556	246,918	635,452	709,308
Subscriber acquisition advertising	146,458	152,607	409,268	403,644
Total subscriber acquisition costs	428,028	452,280	1,189,081	1,283,101
General and administrative expenses	180,070	189,961	539,546	547,926
Depreciation and amortization (Note 6)	229,922	246,140	691,065	719,488
Total costs and expenses	3,163,510	3,164,913	9,449,693	9,268,222

Operating income (loss)	461,038	420,459	1,520,351	1,425,925

Other Income (Expense):
Interest income	83	8,654	5,028	27,518
Interest expense, net of amounts capitalized	(210,181)	(207,149)	(651,519)	(631,405)
Other, net	13,903	(7,156)	14,386	(6,411)
Total other income (expense)	(196,195)	(205,651)	(632,105)	(610,298)

Income (loss) before income taxes	264,843	214,808	888,246	815,627
Income tax (provision) benefit, net	(97,629)	(62,109)	(328,100)	(287,523)
Net income (loss)	167,214	152,699	560,146	528,104
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,940)	(2,342)	(12,053)	(7,575)
Net income (loss) attributable to DISH DBS	$172,154	$155,041	$572,199	$535,679

Comprehensive Income (Loss):
Net income (loss)	$167,214	$152,699	$560,146	$528,104
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(10,968)	5,352	(18,541)	19,547
Deferred income tax (expense) benefit, net	4,150	66	5,391	(5,298)
Total other comprehensive income (loss), net of tax	(6,818)	5,418	(13,150)	14,249
Comprehensive income (loss)	160,396	158,117	546,996	542,353
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(4,940)	(2,342)	(12,053)	(7,575)
Comprehensive income (loss) attributable to DISH DBS	$165,336	$160,459	$559,049	$549,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$560,146	$528,104
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	691,065	719,488
Non-cash, stock-based compensation	17,714	24,830
Deferred tax expense (benefit)	(93,451)	(87,889)
Other, net	3,495	71,441
Changes in current assets and current liabilities, net	388,483	14,778
Net cash flows from operating activities	1,567,452	1,270,752

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,344,275	388,035
Purchases of property and equipment	(505,290)	(629,869)
Other, net	2,285	(4,330)
Net cash flows from investing activities	841,270	(246,164)

Cash Flows From Financing Activities:
Dividend to DISH Orbital Corporation	(8,250,000)	(650,000)
Redemption and repurchases of long-term debt	(650,001)	(199,999)
Repayment of long-term debt and capital lease obligations	(21,670)	(22,259)
Other, net	14,920	26,795
Net cash flows from financing activities	(8,906,751)	(845,463)

Net increase (decrease) in cash and cash equivalents	(6,498,029)	179,125
Cash and cash equivalents, beginning of period	6,762,140	4,294,475
Cash and cash equivalents, end of period	$264,111	$4,473,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.    We offer pay-TV services under the DISH® brand (“DISH”) and the Sling® brand (“Sling”) (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services, and these Sling TV subscribers are also included in our Pay-TV subscriber count.  As of September 30, 2015, we had 13.909 million Pay-TV subscribers in the United States.

2.Summary of Significant Accounting Policies

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interest.  See below for further discussion.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Redeemable Noncontrolling Interests

Sling TV.    On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.) to us.  As a result, all operating activities of Sling TV Holding are included in our financial results beginning May 2, 2014.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV Holding, which was determined to be probable as of September 30, 2015.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding will be adjusted each reporting period for any change in redemption value above the minimum threshold through “Redeemable noncontrolling interests,” with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Condensed Consolidated Balance Sheets.  In addition, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further discussion on Sling TV Holding and the Exchange Agreement.

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

As of September 30, 2015 and December 31, 2014, the carrying value for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

3.Supplemental Data – Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash paid for interest	$667,555	$652,150
Cash received for interest	5,028	26,242
Cash paid for income taxes	1,979	4,355
Cash paid for income taxes to DISH Network	394,145	322,632
Satellites and other assets financed under capital lease obligations	—	3,462
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204
Transfer of liabilities and other	—	44,540
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	—	8,978
Transfer of investments and intangibles, net	—	25,097
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	5,845
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	14,011

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$52,778	$1,401,145
Restricted marketable investment securities (1)	75,537	76,970
Total marketable investment securities	128,315	1,478,115

Restricted cash and cash equivalents (1)	6,958	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities (2)	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$462,523	$1,815,379

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

Current Marketable Investment Securities

Our current marketable investment securities portfolio includes investments in equity securities and various debt instruments including, among others, commercial paper, corporate securities and U.S. treasury and/or agency securities.

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

Restricted Cash and Marketable Investment Securities

As of September 30, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2015 and December 31, 2014, we had accumulated net unrealized gains of $25 million and $43 million, respectively.  These amounts, net of related tax effect, were $15 million and $28 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2015				As of December 31, 2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$40,658	$49	$—	$49	$58,254	$7	$(11)	$(4)
Commercial paper	3,999	—	—	—	65,696	—	—	—
Corporate securities	9,475	1	(7)	(6)	1,247,403	5,608	(145)	5,463
Other	36,334	—	—	—	55,788	—	—	—
Equity securities	37,849	24,612	—	24,612	50,974	37,737	—	37,737
Total	$128,315	$24,662	$(7)	$24,655	$1,478,115	$43,352	$(156)	$43,196

As of September 30, 2015, restricted and non-restricted marketable investment securities included debt securities of $76  million with contractual maturities within one year and $14 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.

	As of
	September 30, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$7,533	$(6)	$268,492	$(100)
12 months or more	469	(1)	129,092	(56)
Total	$8,002	$(7)	$397,584	$(156)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$179,779	$29,344	$150,435	$—	$6,605,274	$258,281	$6,346,993	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$40,658	$35,811	$4,847	—	$58,254	$42,710	$15,544	$—
Commercial paper	3,999	—	3,999	—	65,696	—	65,696	—
Corporate securities	9,475	—	9,475	—	1,247,403	—	1,247,403	—
Other	36,334	—	36,334	—	55,788	—	55,788	—
Equity securities	37,849	37,849	—	—	50,974	50,974	—	—
Total	$128,315	$73,660	$54,655	$—	$1,478,115	$93,684	$1,384,431	$—

During the nine months ended September 30, 2015, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.Inventory

Inventory consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Finished goods	$192,581	$252,101
Raw materials	124,053	159,095
Work-in-process	91,916	82,350
Total Inventory	$408,550	$493,546

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Equipment leased to customers	$199,734	$208,208	$597,800	$607,584
Satellites	15,261	15,261	45,784	53,723
Buildings, furniture, fixtures, equipment and other	14,927	22,671	47,481	58,181
Total depreciation and amortization	$229,922	$246,140	$691,065	$719,488

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As of September 30, 2015, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV (1)	July 2010	45	15

Under Construction:
EchoStar XVIII (2)	Second quarter 2016	110	15

Leased from EchoStar (1):
EchoStar I (3)(4)	December 1995	77	November 2015
EchoStar VII (3)(5)	February 2002	119	June 2016
EchoStar VIII (6)	August 2002	77	November 2015
EchoStar IX	August 2003	121	Month to month
EchoStar X (3)(5)	February 2006	110	February 2021
EchoStar XI (3)(5)	July 2008	110	September 2021
EchoStar XII (5)	July 2003	61.5	September 2017
EchoStar XIV (3)(5)	March 2010	119	February 2023
EchoStar XVI (7)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 10 for further discussion of our Related Party Transactions with EchoStar.
(2)	EchoStar XVIII is expected to launch during the second quarter 2016.
(3)

On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 4 and Note 10 for further discussion.

(4)	The satellite capacity agreement for EchoStar I will expire on November 30, 2015.
(5)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(6)	The satellite capacity agreement for EchoStar VIII will terminate in November 2015.
(7)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$—	$—	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,515,150	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	899,442	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,165,836	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,467,662	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,034,561	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	1,922,500	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	1,781,260	2,000,000	2,055,000
5 % Senior Notes due 2023	1,500,000	1,265,625	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	1,710,000	2,000,000	2,019,800
Other notes payable	13,724	13,724	14,701	14,701
Subtotal	13,613,724	$12,775,760	14,264,702	$14,830,997
Unamortized deferred financing costs and debt discounts, net	(43,927)		(51,473)
Capital lease obligations (3)	173,989		194,669
Total long-term debt and capital lease obligations (including current portion)	$13,743,786		$14,407,898

(1)	On June 1, 2015, we redeemed the principal balance of our 7 3/4% Senior Notes due 2015.
(2)

Our 7 1/8% Senior Notes due 2016 mature on February 1, 2016 and have been reclassified to “Current portion of long-term debt and capital lease obligations” on our Condensed Consolidated Balance Sheets as of September 30, 2015.

(3)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

8.Commitments and Contingencies

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Commercialization of DISH Network’s Wireless Spectrum Licenses and Related Assets.  DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, the FCC has announced that the broadcast television spectrum incentive auction (“Auction 1000”) is currently scheduled to begin on March 29, 2016.  DISH Network’s decision whether to participate in Auction 1000 will be based, among other things, upon DISH Network’s ongoing review of the final rules for Auction 1000 that were recently released by the FCC.

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

DISH Network Non-Controlling Investments in AWS-3 Spectrum

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”).  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.

Northstar Wireless was the winning bidder for AWS-3 Licenses with gross winning bid amounts totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, is approximately $5.884 billion.  SNR Wireless was the winning bidder for AWS-3 Licenses with gross winning bid amounts totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, is approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless made a bid withdrawal payment of approximately $8 million.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).    Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  DISH Network cannot predict with any degree of certainty the timing or outcome of these proceedings.

On October 1, 2015, DISH Network, American II, American III, Northstar Wireless, SNR Wireless, and certain other entities holding certain interests in Northstar Wireless and SNR Wireless, entered into a series of arrangements with respect to the AWS-3 Licenses, as further described below.

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau.  As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses (the “Northstar Licenses”) totaling approximately $5.619 billion through the application of funds already on deposit with the FCC.  Northstar Wireless also notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses totaling approximately $2.226 billion.

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million.  As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

In addition, the FCC Wireless Bureau acknowledged that Northstar Wireless’ nonpayment of those gross winning bid amounts does not constitute action involving gross misconduct, misrepresentation or bad faith.  Therefore, the FCC concluded that such nonpayment will not affect the eligibility of Northstar Wireless, its investors (including DISH Network) or their respective affiliates to participate in future spectrum auctions (including Auction 1000 and any re-auction of the AWS-3 Licenses retained by the FCC).  At this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction of those AWS-3 Licenses.

If the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, no additional amounts will be owed to the FCC.  However, if those winning bids are less than the winning bids of Northstar Wireless, then Northstar Wireless will be responsible for the difference less any overpayment of the Northstar Interim Payment (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “Northstar Re-Auction Payment”).  For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $1.892 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $334 million overpayment of the Northstar Interim Payment.  As discussed above, at this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction.  DISH Network cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any Northstar Re-Auction Payment.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Amendment to Northstar Wireless Credit Agreement.  On October 1, 2015, American II, Northstar Wireless and Northstar Spectrum amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American II, as Lender, Northstar Wireless, as Borrower, and Northstar Spectrum, as Guarantor (as amended, the “Northstar Credit Agreement”), to provide, among other things, that:  (i) the Northstar Interim Payment and any Northstar Re-Auction Payment will be made by American II directly to the FCC and will be deemed as loans under the Northstar Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American II’s obligation to pay the Northstar Interim Payment and any Northstar Re-Auction Payment; (iii) in the event that the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, the purchaser, assignee or transferee of any AWS-3 Licenses from Northstar Wireless is obligated to pay its pro-rata share of the difference (and Northstar Wireless remains jointly and severally liable for such pro-rata share); and (iv) during the period between the due date for the payments guaranteed under the FCC Northstar Guaranty (as discussed below) and the date such guaranteed payments are paid, Northstar Wireless’ payment obligations to American II under the Northstar Credit Agreement will be subordinated to such guaranteed payments.

DISH Network Guaranty in Favor of the FCC for Certain Northstar Wireless Obligations.  On October 1, 2015, DISH Network entered into a guaranty in favor of the FCC (the “FCC Northstar Guaranty”) with respect to the Northstar Interim Payment (which was satisfied on October 1, 2015) and any Northstar Re-Auction Payment.  The FCC Northstar Guaranty provides, among other things, that during the period between the due date for the payments guaranteed under the FCC Northstar Guaranty and the date such guaranteed payments are paid:  (i) Northstar Wireless’ payment obligations to American II under the Northstar Credit Agreement will be subordinated to such guaranteed payments; and (ii) DISH Network or American II will withhold exercising certain rights as a creditor of Northstar Wireless.

Letters Exchanged between SNR Wireless and the FCC Wireless Bureau.    As outlined in letters exchanged between SNR Wireless and the FCC Wireless Bureau, SNR Wireless paid the gross winning bid amounts for 244 AWS-3 Licenses (the “SNR Licenses”) totaling approximately $4.271 billion through the application of funds already on deposit with the FCC and a portion of an additional loan from American III in an aggregate amount of approximately $344 million (which included an additional bid withdrawal payment of approximately $3 million).  SNR Wireless also notified the FCC that it would not be paying the gross winning bid amounts for 113 AWS-3 Licenses totaling approximately $1.211 billion.

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

In addition, the FCC Wireless Bureau acknowledged that SNR Wireless’ nonpayment of those gross winning bid amounts does not constitute action involving gross misconduct, misrepresentation or bad faith.  Therefore, the FCC concluded that such nonpayment will not affect the eligibility of SNR Wireless, its investors (including DISH Network) or their respective affiliates to participate in future spectrum auctions (including Auction 1000 and any re-auction of the AWS-3 Licenses retained by the FCC).  At this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction of those AWS-3 Licenses.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

If the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, no additional amounts will be owed to the FCC.  However, if those winning bids are less than the winning bids of SNR Wireless, then SNR Wireless will be responsible for the difference less any overpayment of the SNR Interim Payment (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “SNR Re-Auction Payment”).  For example, if the winning bids in a re-auction are $1, the SNR Re‑Auction Payment would be approximately $1.029 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $182 million overpayment of the SNR Interim Payment.  As discussed above, at this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction.  DISH Network cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any SNR Re-Auction Payment.

Amendment to SNR Wireless Credit Agreement.  On October 1, 2015, American III, SNR Wireless and SNR HoldCo amended the First Amended and Restated Credit Agreement dated October 13, 2014, by and among American III, as Lender, SNR Wireless, as Borrower, and SNR HoldCo, as Guarantor (as amended, the “SNR Credit Agreement”), to provide, among other things, that:  (i) the SNR Interim Payment and any SNR Re-Auction Payment will be made by American III directly to the FCC and will be deemed as loans under the SNR Credit Agreement; (ii) the FCC is a third-party beneficiary with respect to American III’s obligation to pay the SNR Interim Payment and any SNR Re-Auction Payment; (iii) in the event that the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, the purchaser, assignee or transferee of any AWS-3 Licenses from SNR Wireless is obligated to pay its pro-rata share of the difference (and SNR Wireless remains jointly and severally liable for such pro-rata share); and (iv) during the period between the due date for the payments guaranteed under the FCC SNR Guaranty (as discussed below) and the date such guaranteed payments are paid, SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments.

DISH Network Guaranty in Favor of the FCC for Certain SNR Wireless Obligations.  On October 1, 2015, DISH Network entered into a guaranty in favor of the FCC (the “FCC SNR Guaranty”) with respect to the SNR Interim Payment (which was satisfied on October 1, 2015) and any SNR Re-Auction Payment.  The FCC SNR Guaranty provides, among other things, that during the period between the due date for the payments guaranteed under the FCC SNR Guaranty and the date such guaranteed payments are paid:  (i) SNR Wireless’ payment obligations to American III under the SNR Credit Agreement will be subordinated to such guaranteed payments; and (ii) DISH Network or American III will withhold exercising certain rights as a creditor of SNR Wireless.

Northstar Wireless is a wholly-owned subsidiary of Northstar Spectrum.  Through American II, DISH Network owns an 85% non-controlling interest in Northstar Spectrum.  Northstar Manager, LLC (“Northstar Manager”) owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum.  Northstar Spectrum is governed by a limited liability company agreement by and between American II and Northstar Manager (the “Northstar Spectrum LLC Agreement”).  Pursuant to the Northstar Spectrum LLC Agreement, American II and Northstar Manager made pro-rata equity contributions in Northstar Spectrum.    As of October 1, 2015, the total equity contributions from American II and Northstar Manager to Northstar Spectrum were approximately $750 million and $133 million, respectively.  As of October 1, 2015, the total loans from American II to Northstar Wireless under the Northstar Credit Agreement for payments to the FCC related to the Northstar Licenses were approximately $5.070 billion.

SNR Wireless is a wholly-owned subsidiary of SNR HoldCo.  Through American III, DISH Network owns an 85% non-controlling interest in SNR HoldCo.  SNR Wireless Management, LLC (“SNR Management”) owns a 15% controlling interest in, and is the sole manager of, SNR HoldCo.  SNR HoldCo is governed by a limited liability company agreement by and between American III and SNR Management (the “SNR HoldCo LLC Agreement”).  Pursuant to the SNR HoldCo LLC Agreement, American III and SNR Management made pro-rata equity contributions in SNR HoldCo.  As of October 1, 2015, the total equity contributions from American III and SNR Management to SNR HoldCo were

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

approximately $524 million and $93 million, respectively.  As of October 1, 2015, the total loans from American III to SNR Wireless under the SNR Credit Agreement for payments to the FCC related to the SNR Licenses were approximately $3.847 billion.

After Northstar Wireless and SNR Wireless satisfied their respective payments to the FCC on October 1, 2015 for the Northstar Licenses and the SNR Licenses, and the Northstar Interim Payment and the SNR Interim Payment (which included an additional bid withdrawal payment), DISH Network’s total non-controlling debt and equity investments in the Northstar Entities and the SNR Entities for payments to the FCC related to the AWS-3 Licenses were approximately $10.191 billion.

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Interim Build‑Out Requirement, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which it fails to meet the requirement.  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Final Build-Out Requirement, its authorization for each AWS-3 License area in which it fails to meet the requirement may terminate.

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

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.

As a result of, among other things, DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all,  to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such additional cash distributions to DISH Network, investments in our business, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and also guarantee a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of September 30, 2015, the remaining obligation of our guarantee was $264 million.  As of September 30, 2015, we have not recorded a liability on the balance sheet for this guarantee.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are subsidiaries of EchoStar, in the United States

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper® set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On May 5, 2015, the Court granted summary judgment in our favor as to the Hopper set-top box alleged in the complaint.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleges that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringes these patents.

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

Custom Media Technologies LLC

On August 15, 2013, Custom Media Technologies LLC (“Custom Media”) filed complaints against DISH Network; AT&T Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 6,269,275 (the “275 patent”).  The 275 patent, which is entitled “Method and System for Customizing and Distributing Presentations for User Sites,” relates to the provision of customized presentations to viewers over a network, such as “a cable television network, an Internet or other computer network, a broadcast television network, and/or a satellite system.”  Custom Media alleges that our DVR devices and DVR functionality infringe the 275 patent.  Custom Media is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Pursuant to a stipulation between the parties, on November 6, 2013, the Court entered an order substituting DISH Network L.L.C., our wholly-owned subsidiary, as the defendant in DISH Network’s place.  On August 26, 2015, Custom Media dismissed its action against us with prejudice.

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

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations at issue in the case described in the previous paragraph are also the

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina.

We intend to vigorously defend these cases. We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.    On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of the 444 patent.    On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition.

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

Later on May 24, 2012, (i) Fox Broadcasting Company; Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as Slingbox placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC; Universal Network Television, LLC; Open 4 Business Productions LLC and NBCUniversal, LLC filed a lawsuit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc.; CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that:  (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

quality assurance copies breach our Fox retransmission consent agreement.  The only issue remaining for trial is the amount of damages (if any) on the claims upon which the Fox plaintiffs prevailed on summary judgment, but the Court ruled that the Fox plaintiffs could not pursue disgorgement as a remedy.  At the parties’ joint request, the Court has stayed the case until January 15, 2016, and no trial date has been set.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

LightSquared/Harbinger Capital Partners LLC (Harbinger Colorado and New York Actions)

On July 8, 2014, Harbinger filed suit against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely effectively on the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted DISH Network’s motion to dismiss the complaint.  On May 28, 2015, Harbinger filed a notice of appeal and on July 27, 2015, the United States Court of Appeals for the Tenth Circuit granted Harbinger’s unopposed motion to dismiss the appeal with prejudice.  This matter is now concluded.

On July 21, 2015, Harbinger filed a substantially similar complaint against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the Southern District of New York.  The complaint again asserts claims for tortious interference with contract and abuse of process, and also repeats the same claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger again seeks to rely on the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  This complaint seeks damages in excess of $1.5 billion, which under federal and state law may be trebled.  On November 2, 2015, we filed a motion to dismiss the complaint, and discovery has been stayed pending resolution of our motion to dismiss.

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

DISH Network’s Board of Directors has established a Special Litigation Committee to review the factual allegations and legal claims in these actions.  On October 24, 2014, the Special Litigation Committee filed a report in the District Court for Clark County, Nevada regarding its investigation of the claims and allegations asserted in Jacksonville PFPF’s second amended complaint.  The Special Litigation Committee filed a motion to dismiss the action based, among other

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

things, on its business judgment that it is in the best interests of DISH Network not to pursue the claims asserted by Jacksonville PFPF.  The Director Defendants and Messrs. Cullen, Dodge and Kiser have also filed various motions to dismiss the action.  In an order entered on September 18, 2015, the Court granted the Special Litigation Committee’s motion to defer to the Special Litigation Committee’s October 24, 2014 report, including its finding that dismissal of the action is in the best interest of DISH Network.  The Court also held that, in light of granting the motion to defer, the pending motions to dismiss filed by the individual defendants were denied without prejudice as moot.  On October 12, 2015, Jacksonville PFPF filed a notice of appeal to the Supreme Court of Nevada.  DISH Network cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 (the “317 patent”) entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System.”  Phoenix alleged that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On September 15, 2015, we and certain other parties filed a petition for a covered business method patent review of the 317 Patent (the “CBM Patent Review”) before the United States Patent and Trademark Office.  On November 4, 2015, the Court dismissed all of Phoenix’s claims in the action against DISH Network with prejudice pursuant to a settlement agreement.  As a result, DISH Network will withdraw from the CBM Patent Review.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.

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

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against DISH Network and EchoStar, in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. Re. 35,952 (the “952 patent”), which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case was stayed in July 2009 pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 and resulted in 42 out of the 53 claims of the 952 patent being invalidated.  As a result, the case resumed in August 2015.  A trial date has not been set.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware. The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent.  Trial is scheduled to commence on December 12, 2016.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

9.Financial Information for Subsidiary Guarantors

Our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries and the stand-alone entity DISH DBS has no independent assets or operations.  Therefore,

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

 10.Related Party Transactions

Related Party Transactions with DISH Network

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include certain funding obligations related to DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

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

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended September 30, 2015 and 2014, we received revenue associated with these services of $2 million and $5 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the nine months ended September 30, 2015 and 2014, we received revenue associated with these services of $8 million and $14 million, respectively.

Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s broadband, wireless and other operations.  During each of the three months ended September 30, 2015 and 2014, the costs associated with these services were $3 million.  During the nine months ended September 30, 2015 and 2014, the costs associated with these services were $10 million and $8 million, respectively.    In addition, we provide call center, installation and other services to DISH Network for its broadband business.

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

“Equipment sales, services and other revenue - EchoStar”

Remanufactured Receiver and Services Agreement.  We entered into a remanufactured receiver and services agreement with EchoStar pursuant to which EchoStar has the right, but not the obligation, to purchase remanufactured receivers and accessories from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2015, we and EchoStar extended this agreement until December 31, 2016.  EchoStar may terminate the remanufactured receiver and services agreement for any reason upon at least 60 days notice to us.  We may also terminate this agreement if certain entities acquire us.

Satellite Capacity Leased to EchoStar.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which EchoStar leases certain capacity on certain satellites owned by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  The term of each lease is set forth below:

•

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease will terminate in November 2015 and EchoStar is responsible, among other things, for relocating this satellite from the 45 degree orbital location back to the 61.5 degree orbital location.

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

“Subscriber-related expenses”

During the three months ended September 30, 2015 and 2014, we incurred $3  million and $5 million, respectively, for subscriber-related expenses from EchoStar.  During the nine months ended September 30, 2015 and 2014, we incurred $9 million and $8 million, respectively, for subscriber related expenses from EchoStar.  These amounts are recorded in

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

SlingService Services Agreement.   Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will renew on February 23, 2016 for an additional one-year period until February 23, 2017.   This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will renew on February 23, 2016 for an additional one-year period until February 23, 2017.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

“Satellite and transmission expenses”

During the three months ended September 30, 2015 and 2014, we incurred $183 million and $169 million, respectively, for satellite and transmission expenses from EchoStar.  During the nine months ended September 30, 2015 and 2014, we incurred $541 million and $476 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

•

EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar I will expire on November 30, 2015.

•

EchoStar VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease will terminate in November 2015.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, we entered into a two-year agreement with EchoStar pursuant to which we receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  We have the option to renew this agreement for successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to EchoStar.  In November 2015, we exercised our right to renew this agreement for a one-year period ending on December 31, 2016.

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

Effective August 1, 2014, EchoStar and Sling TV Holding entered into the Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV Holding.  In addition, we, EchoStar and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, EchoStar and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and EchoStar; and (3) has a license from EchoStar to use certain of the assets distributed to EchoStar as part of the Exchange Agreement. Sling TV Holding operates, through its subsidiary Sling TV L.L.C., the Sling TV services.

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV Holding as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a  $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.  Subsequent to the Exchange Agreement, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

EchoStar’s ten percent non-voting interest is redeemable, subject to certain conditions, at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity under the applicable accounting guidance and is thus recorded as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value, which established a minimum threshold value for this interest.  Redemption of the interest is contingent on a certain performance goal being achieved by Sling TV Holding, which was determined to be probable as of September 30, 2015.  Accordingly, we recorded the difference between  the estimated redemption value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding as of September 30, 2015 and the minimum threshold value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), as part of “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets, with the offset recorded in “Additional paid-in capital,” net of deferred taxes on our Condensed Consolidated Balance Sheets.  As of September 30, 2015, this difference was $8 million, net of deferred taxes.

“General and administrative expenses”

During the three months ended September 30, 2015 and 2014, we incurred $27 million and $25 million, respectively, for general and administrative expenses from EchoStar.  During the nine months ended September 30, 2015 and 2014, we incurred $70 million and $74 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

XiP Encryption Agreement.  During the third quarter 2012, we entered into an encryption agreement with EchoStar for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which EchoStar provides certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The initial term of the XiP Encryption Agreement was for a period until December 31, 2014.  Under the XiP Encryption Agreement, we had the option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the XiP Encryption Agreement for one additional year until December 31, 2015.  On November 4, 2015, we and EchoStar extended the term of the XiP Encryption Agreement for one additional year until December 31, 2016.  We and EchoStar each have the right to terminate the XiP Encryption Agreement for any reason upon at least 30 days notice and 180 days notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

Sling Trademark License Agreement.  On December 31, 2014, Sling TV L.L.C. entered into an agreement with Sling Media, Inc., a subsidiary of EchoStar, pursuant to which we have the right for a fixed fee to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending on December 31, 2016.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement will renew on January 1, 2016 for an additional one-year period until January 1, 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

upon at least 30 days notice. Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales, services and other revenue - EchoStar” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements - EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from EchoStar for the period from January 1, 2012 to December 31, 2014.  We had an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  On May 5, 2014, we provided EchoStar notice to extend the 2012 Receiver Agreement for one  additional year until December 31, 2015.  On November 4, 2015, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2016.  The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either:  (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the three months ended September 30, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $154 million and $293 million, respectively.  For the nine months ended September 30, 2015 and 2014, we purchased set-top boxes and other equipment from EchoStar of $570 million and $883 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•

Satellite Capacity Leased from EchoStar. On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease all available satellite capacity on the Transferred Satellites.  See further discussion under “Satellite and transmission expenses – Satellite Capacity Leased from EchoStar.”

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

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things:  (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.  During the three and nine months ended September 30, 2015, we paid EchoStar approximately $1 million related to this agreement.

Other

In November 2009, Mr. Roger Lynch became employed by both DISH Network and EchoStar as an Executive Vice President.  Mr. Lynch was responsible for the development and implementation of advanced technologies that are of potential utility and importance to both DISH Network and EchoStar.  Mr.  Lynch’s compensation consisted of cash and equity compensation and was borne by both EchoStar and DISH Network.  As of January 1, 2015, Mr. Lynch is solely a DISH Network employee as Sling TV’s Chief Executive Officer and DISH Network’s Executive Vice President, Advanced Technologies.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable – other” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$21,707	$20,914	$68,729	$60,964

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$13,170	$14,819
Commitments to NagraStar	$2,836	$12,368

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

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

Our current revenue and profit is primarily derived from providing Pay-TV services to our subscribers.  We also generate revenue from equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; and fees earned from our in-home service operations.  Our most significant expenses are subscriber-related expenses, which are primarily related to programming, subscriber acquisition costs and depreciation and amortization.

Financial Highlights

2015 Third Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.625 billion
•	Pay-TV ARPU of $86.33
•	Net income attributable to DISH DBS of $172 million
•	Gross new Pay-TV subscriber activations of approximately 751,000
•	Loss of approximately 23,000 net Pay-TV subscribers
•	Pay-TV subscriber churn rate of 1.86%

Consolidated Financial Condition as of September 30, 2015

•	Cash, cash equivalents and current marketable investment securities of $317 million
•	Total assets of $5.202 billion
•	Total long-term debt and capital lease obligations of $13.744 billion

We offer pay-TV services under the DISH® brand (“DISH”) and the Sling® brand (“Sling”) (collectively “Pay-TV” services).  We had 13.909 million Pay-TV subscribers in the United States as of September 30, 2015 and are the nation’s third largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our current generation Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, including recording up to eight shows at a time, through Internet-connected tablets, smartphones and computers.  During January 2015, we announced certain upcoming technological advancements including 4K Ultra HD capable receivers, a new remote control and user interface with advanced voice command capability, and more mobile applications.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Over-the-top pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available through certain streaming-capable devices.  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  On February 9, 2015, we launched a live, linear streaming OTT domestic pay-TV service.  The Sling domestic core package consists of over 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including news, children’s and premium programming, each for an additional monthly fee, as well as a video on-demand programming library.  On June 4, 2015, we also launched a live, linear streaming OTT Spanish-language pay-TV service under the Sling Latino brand.  All Sling TV subscribers are included in our Pay-TV subscriber count.

Trends in our DISH Segment

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  We incur significant costs to retain our existing customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.

We also face increased competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to digital media competition could materially adversely affect our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

During July 2015, we launched a new marketing promotion offering certain DISH branded pay-TV programming packages without a price increase for a two year period.  While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our new efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.

Increases in programming costs generally cause us to increase the rates that we charge to our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Additionally, even if our subscribers do not disconnect our services, they may purchase through new and existing online content providers a certain portion of the services that they would have historically purchased from us, such as pay-per-view movies, resulting in less revenue to us.

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

Debt Maturity

Our 7 3/4% Senior Notes with a remaining principal balance of $650 million were redeemed on June 1, 2015.  Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion mature on February 1, 2016.  We expect to fund this obligation from cash generated from operations, existing cash and marketable investment securities balances and/or cash proceeds from any debt financings.

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, the Federal Communications Commission (“FCC”) has announced that the broadcast television spectrum incentive auction (“Auction 1000”) is currently scheduled to begin on March 29, 2016.  DISH Network’s decision whether to participate in Auction 1000 will be based, among other things, upon DISH Network’s ongoing review of the final rules for Auction 1000 that were recently released by the FCC.

In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further information regarding our dividends to DISH Orbital Corporation (“DOC”).  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that DISH Network will be able to profitably deploy the assets represented by these wireless spectrum licenses.  See Note 8 “Commitments and Contingencies — DISH Network Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

DISH Network Non-Controlling Investments in AWS-3 Spectrum

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  Northstar Wireless and SNR Wireless each filed applications with the FCC to participate in Auction 97 (the “AWS-3 Auction”) for the purpose of acquiring certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”).  Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.

Northstar Wireless was the winning bidder for AWS-3 Licenses with gross winning bid amounts totaling approximately $7.845 billion, which after taking into account a 25% bidding credit, is approximately $5.884 billion.  SNR Wireless was the winning bidder for AWS-3 Licenses with gross winning bid amounts totaling approximately $5.482 billion, which after taking into account a 25% bidding credit, is approximately $4.112 billion.  In addition to the net winning bids, SNR Wireless made a bid withdrawal payment of approximately $8 million.

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  DISH Network cannot predict with any degree of certainty the timing or outcome of these proceedings.

On October 1, 2015, DISH Network, American II, American III, Northstar Wireless, SNR Wireless, and certain other entities holding certain interests in Northstar Wireless and SNR Wireless, entered into a series of arrangements with respect to the AWS-3 Licenses, as further described below.

Letters Exchanged between Northstar Wireless and the FCC Wireless Bureau.  As outlined in letters exchanged between Northstar Wireless and the Wireless Telecommunications Bureau of the FCC (the “FCC Wireless Bureau”), Northstar Wireless paid the gross winning bid amounts for 261 AWS-3 Licenses (the “Northstar Licenses”) totaling approximately $5.619 billion through the application of funds already on deposit with the FCC.  Northstar Wireless also notified the FCC that it would not be paying the gross winning bid amounts for 84 AWS-3 Licenses totaling approximately $2.226 billion.

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and Northstar Wireless owed the FCC an additional interim payment of approximately $334 million (the “Northstar Interim Payment”), which is equal to 15% of $2.226 billion.  Northstar Wireless immediately satisfied the Northstar Interim Payment through the application of funds already on deposit with the FCC and an additional loan from American II of approximately $69 million.  As a result, the FCC will not deem Northstar Wireless to be a “current defaulter” under applicable FCC rules.

In addition, the FCC Wireless Bureau acknowledged that Northstar Wireless’ nonpayment of those gross winning bid amounts does not constitute action involving gross misconduct, misrepresentation or bad faith.  Therefore, the FCC concluded that such nonpayment will not affect the eligibility of Northstar Wireless, its investors (including DISH Network) or their respective affiliates to participate in future spectrum auctions (including Auction 1000 and any re-auction of the AWS-3 Licenses retained by the FCC).  At this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction of those AWS-3 Licenses.

If the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are greater than or equal to the winning bids of Northstar Wireless, no additional amounts will be owed to the FCC.  However, if those winning bids are less than the winning bids of Northstar Wireless, then Northstar Wireless will be responsible for the difference less any overpayment of the Northstar Interim Payment (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “Northstar Re-Auction Payment”).  For example, if the winning bids in a re-auction are $1, the Northstar Re-Auction Payment would be approximately $1.892 billion, which is calculated as the difference between $2.226 billion (the Northstar winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $334 million overpayment of the Northstar Interim Payment.  As discussed above, at this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction.  DISH Network cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any Northstar Re-Auction Payment.

Letters Exchanged between SNR Wireless and the FCC Wireless Bureau.    As outlined in letters exchanged between SNR Wireless and the FCC Wireless Bureau, SNR Wireless paid the gross winning bid amounts for 244 AWS-3 Licenses (the “SNR Licenses”) totaling approximately $4.271 billion through the application of funds already on deposit with the FCC and a portion of an additional loan from American III in an aggregate amount of approximately $344 million (which included an additional bid withdrawal payment of approximately $3 million).  SNR Wireless also notified the FCC that it would not be paying the gross winning bid amounts for 113 AWS-3 Licenses totaling approximately $1.211 billion.

As a result of the nonpayment of those gross winning bid amounts, the FCC retained those licenses and SNR Wireless owed the FCC an additional interim payment of approximately $182 million (the “SNR Interim Payment”), which is equal to 15% of $1.211 billion.  SNR Wireless immediately satisfied the SNR Interim Payment through a portion of an additional loan from American III in an aggregate amount of approximately $344 million.  As a result, the FCC will not deem SNR Wireless to be a “current defaulter” under applicable FCC rules.

In addition, the FCC Wireless Bureau acknowledged that SNR Wireless’ nonpayment of those gross winning bid amounts does not constitute action involving gross misconduct, misrepresentation or bad faith.  Therefore, the FCC concluded that such nonpayment will not affect the eligibility of SNR Wireless, its investors (including DISH Network) or their respective affiliates to participate in future spectrum auctions (including Auction 1000 and any re-auction of the AWS-3 Licenses retained by the FCC).  At this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction of those AWS-3 Licenses.

If the winning bids from re-auction or other award of the AWS-3 Licenses retained by the FCC are greater than or equal to the winning bids of SNR Wireless, no additional amounts will be owed to the FCC.  However, if those winning bids are less than the winning bids of SNR Wireless, then SNR Wireless will be responsible for the difference less any overpayment of the SNR Interim Payment (which will be recalculated as 15% of the winning bids from re-auction or other award) (the “SNR Re-Auction Payment”).  For example, if the winning bids in a re-auction are $1, the SNR Re‑Auction Payment would be approximately $1.029 billion, which is calculated as the difference between $1.211 billion (the SNR winning bid amounts) and $1 (the winning bids from re-auction) less the resulting $182 million overpayment of the SNR Interim Payment.  As discussed above, at this time, DISH Network (through itself, a subsidiary or another entity in which it may hold a direct or indirect interest) expects to participate in any re-auction.  DISH Network cannot predict with any degree of certainty the timing or outcome of any re-auction or the amount of any SNR Re-Auction Payment.

After Northstar Wireless and SNR Wireless satisfied their respective payments to the FCC on October 1, 2015 for the Northstar Licenses and the SNR Licenses, and the Northstar Interim Payment and the SNR Interim Payment (which included an additional bid withdrawal payment), DISH Network’s total non-controlling debt and equity investments in the Northstar Entities and the SNR Entities for payments to the FCC related to the AWS-3 Licenses were approximately $10.191 billion.

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  The AWS-3 Licenses are subject to certain interim and final build-out requirements.  By October 2021, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 40% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Interim Build-Out Requirement”).  By October 2027, Northstar Wireless and SNR Wireless must provide reliable signal coverage and offer service to at least 75% of the population in each area covered by an individual AWS-3 License (the “AWS-3 Final Build-Out Requirement”).  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Interim Build‑Out Requirement, the AWS-3 License term and the AWS-3 Final Build-Out Requirement may be accelerated by two years (from October 2027 to October 2025) for each AWS-3 License area in which it fails to meet the requirement.  If Northstar Wireless or SNR Wireless fails to meet the AWS-3 Final Build-Out Requirement, its authorization for each AWS-3 License area in which it fails to meet the requirement may terminate.

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

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which include such funding obligations, and to fund other DISH Network cash needs.  We used a substantial portion of our existing cash and marketable investment securities to pay this dividend.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.

As a result of, among other things, DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, we may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund such additional cash distributions to DISH Network, investments in our business, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See Note 8 “Commitments and Contingencies — DISH Network Non-Controlling Investments in AWS-3 Spectrum” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”).  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.   On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscription services; equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees from subscribers with receivers with multiple tuners; advertising services; fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

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

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to retailers and other third-party distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

Pay-TV SAC.  Subscriber acquisition cost measures are commonly used by those evaluating companies in the pay-TV industry.  We are not aware of any uniform standards for calculating the “average subscriber acquisition costs per new Pay-TV subscriber activation,” or Pay-TV SAC, and we believe presentations of Pay-TV SAC may not be calculated consistently by different companies in the same or similar businesses.  Our Pay-TV SAC is calculated as “Subscriber acquisition costs,” plus the value of equipment capitalized under our lease program for new DISH branded pay-TV subscribers, divided by gross new Pay-TV subscriber activations.  We include all the costs of acquiring Pay-TV subscribers (e.g., subsidized and capitalized equipment) as we believe it is a more comprehensive measure of how much we are spending to acquire subscribers.  We also include all new Pay-TV subscribers in our calculation, including Pay-TV subscribers added with little or no subscriber acquisition costs.  Subscriber acquisition costs for Sling TV subscribers are lower than those for DISH branded pay-TV subscribers.

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

Pay-TV subscribers.  We include customers obtained through direct sales, third-party retailers and other third-party distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  The Sling International video programming service was launched prior to 2015.  Sling International subscribers have historically been included in our Pay-TV subscriber count and represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services, and these Sling TV subscribers are also included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV service, each subscription is counted as a separate Pay-TV subscriber.

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

Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”).  We are not aware of any uniform standards for calculating subscriber churn rate and believe presentations of subscriber churn rates may not be calculated consistently by different companies in the same or similar businesses.  We calculate Pay-TV churn rate for any period by dividing the number of DISH branded pay-TV subscribers who terminated service during the period by the average number of Pay-TV subscribers for the same period, and further dividing by the number of months in the period.  When calculating the Pay-TV churn rate, the same methodology for calculating average number of Pay-TV subscribers is used as when calculating Pay-TV ARPU.  As described above, Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  Therefore, to the extent that our Sling TV subscriber base grows, our Pay-TV churn rate will be positively impacted.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014.

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2015	2014	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,595,812	$3,553,828	$41,984	1.2
Equipment sales and other revenue	16,072	16,312	(240)	(1.5)
Equipment sales, services and other revenue - EchoStar	12,664	15,232	(2,568)	(16.9)
Total revenue	3,624,548	3,585,372	39,176	1.1

Costs and Expenses:
Subscriber-related expenses	2,113,962	2,072,891	41,071	2.0
% of Subscriber-related revenue	58.8%	58.3%
Satellite and transmission expenses	192,741	179,401	13,340	7.4
% of Subscriber-related revenue	5.4%	5.0%
Cost of sales - equipment, services and other	18,787	24,240	(5,453)	(22.5)
Subscriber acquisition costs	428,028	452,280	(24,252)	(5.4)
General and administrative expenses	180,070	189,961	(9,891)	(5.2)
% of Total revenue	5.0%	5.3%
Depreciation and amortization	229,922	246,140	(16,218)	(6.6)
Total costs and expenses	3,163,510	3,164,913	(1,403)	(0.0)

Operating income (loss)	461,038	420,459	40,579	9.7

Other Income (Expense):
Interest income	83	8,654	(8,571)	(99.0)
Interest expense, net of amounts capitalized	(210,181)	(207,149)	(3,032)	(1.5)
Other, net	13,903	(7,156)	21,059	*
Total other income (expense)	(196,195)	(205,651)	9,456	4.6

Income (loss) before income taxes	264,843	214,808	50,035	23.3
Income tax (provision) benefit, net	(97,629)	(62,109)	(35,520)	(57.2)
Effective tax rate	36.9%	28.9%
Net income (loss)	167,214	152,699	14,515	9.5
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(4,940)	(2,342)	(2,598)	*
Net income (loss) attributable to DISH DBS	$172,154	$155,041	$17,113	11.0

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.909	14.041	(0.132)	(0.9)
Pay-TV subscriber additions, gross (in millions)	0.751	0.691	0.060	8.7
Pay-TV subscriber additions, net (in millions)	(0.023)	(0.012)	(0.011)	(91.7)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.86%	1.67%	0.19%	11.4
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$736	$861	$(125)	(14.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.33	$84.39	$1.94	2.3
EBITDA	$709,803	$661,785	$48,018	7.3

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 23,000 net Pay-TV subscribers during the three months ended September 30, 2015, compared to the loss of approximately 12,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate discussed below, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched on February 9, 2015.

Our Pay-TV churn rate for the three months ended September 30, 2015 was 1.86% compared to 1.67% for the same period in 2014.  Our Pay-TV churn rate increased during the three months ended September 30, 2015 as a result of increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.    Our Pay-TV churn rate is also impacted by, among

other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, the level of our retention efforts and cord cutting.

During the three months ended September 30, 2015, we activated approximately 751,000 gross new Pay-TV subscribers compared to approximately 691,000 gross new Pay-TV subscribers during the same period in 2014, an increase of 8.7%.  The increase in our gross new Pay-TV subscriber activations primarily related to the activation of Sling TV subscribers, which are reported net of disconnects, partially offset by stricter customer acquisition policies for our DISH branded pay‑TV subscribers and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.596 billion for the three months ended September 30, 2015, an increase of $42 million or 1.2% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.    Pay-TV ARPU was $86.33 during the three months ended September 30, 2015 versus $84.39 during the same period in 2014.  The $1.94 or 2.3% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2015 and 2014, partially offset by a shift in DISH branded pay-TV programming package mix, an increase in retention credits and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the three months ended September 30, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.114 billion during the three months ended September 30, 2015, an increase of $41 million or 2.0% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in variable and retention costs per subscriber and a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.8% and 58.3% of “Subscriber-related revenue” during the three months ended September 30, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $428 million for the three months ended September 30, 2015, a decrease of $24 million or 5.4% compared to the same period in 2014.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $736 during the three months ended September 30, 2015 compared to $861 during the same period in 2014, a decrease of $125 or 14.5%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in advertising costs per activation.

During the three months ended September 30, 2015 and 2014, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $125 million and $143 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from a decrease in hardware costs per activation.  The decrease in hardware costs per activation was primarily driven by a higher percentage of remanufactured receivers being activated on new subscriber accounts.

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

Other, net.  “Other, net” income was $14 million during the three months ended September 30, 2015, compared to expense of $7 million for the same period in 2014.  The three months ended September 30, 2015 was positively impacted by net realized and unrealized gains on our marketable investment securities.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $710 million during the three months ended September 30, 2015, an increase of $48 million or 7.3% compared to the same period in 2014.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	September 30,
	2015	2014
	(In thousands)
EBITDA	$709,803	$661,785
Interest, net	(210,098)	(198,495)
Income tax (provision) benefit, net	(97,629)	(62,109)
Depreciation and amortization	(229,922)	(246,140)
Net income (loss) attributable to DISH DBS	$172,154	$155,041

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

Income tax (provision) benefit, net.  Our income tax provision was $98 million during the three months ended September 30, 2015,  an increase of $36 million compared to the same period in 2014.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.  Our effective tax rate for the three months ended September 30, 2014 included the favorable impact of a state audit settlement related to periods prior to 2012.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014.

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2015	2014	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$10,880,388	$10,582,989	$297,399	2.8
Equipment sales and other revenue	50,700	63,819	(13,119)	(20.6)
Equipment sales, services and other revenue - EchoStar	38,956	47,339	(8,383)	(17.7)
Total revenue	10,970,044	10,694,147	275,897	2.6

Costs and Expenses:
Subscriber-related expenses	6,386,938	6,131,068	255,870	4.2
% of Subscriber-related revenue	58.7%	57.9%
Satellite and transmission expenses	569,977	506,188	63,789	12.6
% of Subscriber-related revenue	5.2%	4.8%
Cost of sales - equipment, services and other	73,086	80,451	(7,365)	(9.2)
Subscriber acquisition costs	1,189,081	1,283,101	(94,020)	(7.3)
General and administrative expenses	539,546	547,926	(8,380)	(1.5)
% of Total revenue	4.9%	5.1%
Depreciation and amortization	691,065	719,488	(28,423)	(4.0)
Total costs and expenses	9,449,693	9,268,222	181,471	2.0

Operating income (loss)	1,520,351	1,425,925	94,426	6.6

Other Income (Expense):
Interest income	5,028	27,518	(22,490)	(81.7)
Interest expense, net of amounts capitalized	(651,519)	(631,405)	(20,114)	(3.2)
Other, net	14,386	(6,411)	20,797	*
Total other income (expense)	(632,105)	(610,298)	(21,807)	(3.6)

Income (loss) before income taxes	888,246	815,627	72,619	8.9
Income tax (provision) benefit, net	(328,100)	(287,523)	(40,577)	(14.1)
Effective tax rate	36.9%	35.3%
Net income (loss)	560,146	528,104	32,042	6.1
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(12,053)	(7,575)	(4,478)	59.1
Net income (loss) attributable to DISH DBS	$572,199	$535,679	$36,520	6.8

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.909	14.041	(0.132)	(0.9)
Pay-TV subscriber additions, gross (in millions)	2.112	1.986	0.126	6.3
Pay-TV subscriber additions, net (in millions)	(0.069)	(0.016)	(0.053)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.74%	1.58%	0.16%	10.1
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$722	$857	$(135)	(15.8)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.66	$83.63	$3.03	3.6
EBITDA	$2,237,855	$2,146,577	$91,278	4.3

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 69,000 net Pay-TV subscribers during the nine months ended September 30, 2015, compared to the loss of approximately 16,000 net Pay-TV subscribers during the same period in 2014.  The decrease in net Pay-TV subscriber additions versus the same period in 2014 resulted from a higher Pay-TV churn rate discussed below, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched on February 9, 2015.

Our Pay-TV churn rate for the nine months ended September 30, 2015 was 1.74% compared to 1.58% for the same period in 2014.  Our Pay-TV churn rate increased during the nine months ended September 30, 2015 as a result of increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud, the level of our retention efforts and cord cutting.

During the nine months ended September 30, 2015, we activated approximately 2.112 million gross new Pay-TV subscribers compared to approximately 1.986 million gross new Pay-TV subscribers during the same period in 2014, an increase of 6.3%.  The increase in our gross new Pay-TV subscriber activations primarily related to the activation of Sling TV subscribers, which are reported net of disconnects, partially offset by stricter customer acquisition policies for our DISH branded pay‑TV subscribers and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $10.880 billion for the nine months ended September 30, 2015, an increase of $297 million or 2.8% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.    Pay-TV ARPU was $86.66 during the nine months ended September 30, 2015 versus $83.63 during the same period in 2014.  The $3.03 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2015 and 2014, higher hardware related revenue and revenue related to a pay-per-view event during the second quarter 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in retention credits and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the nine months ended September 30, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $6.387 billion during the nine months ended September 30, 2015, an increase of $256 million or 4.2% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in variable and retention costs per subscriber and a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 58.7% and 57.9% of “Subscriber-related revenue” during the nine months ended September 30, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $570 million during the nine months ended September 30, 2015, an increase of $64 million or 12.6% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transmission costs associated with our Sling TV services and an increase in transponder capacity leased from EchoStar as a result of the Satellite and Tracking Stock

Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.189 billion for the nine months ended September 30, 2015, a decrease of $94 million or 7.3% compared to the same period in 2014.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.    Pay-TV SAC was $722 during the nine months ended September 30, 2015 compared to $857 during the same period in 2014, a decrease of $135 or 15.8%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation. The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for current generation Hopper receiver systems.

During the nine months ended September 30, 2015 and 2014, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $335 million and $416 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from a decrease in hardware costs per activation, discussed above.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $691 million during the nine months ended September 30, 2015, a $28 million or 4.0%  decrease compared to the same period in 2014.  This change in “Depreciation and amortization” expense was primarily due to decreased depreciation expense related to equipment leased to subscribers and to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction during the first quarter 2014.  See Note 10 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Interest income.  “Interest income” totaled $5 million during the nine months ended September 30, 2015, a decrease of $22 million or 81.7% compared to the same period in 2014.  This decrease principally resulted from lower average cash and marketable investment securities balances during the nine months ended September 30, 2015.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $652 million during the nine months ended September 30, 2015, an increase of $20 million or 3.2% compared to the same period in 2014.  This increase was primarily related to interest expense associated with the issuance of our 5 7/8% Senior Notes due 2024 in November 2014, partially offset by a reduction in interest expense from debt redemptions during 2015 and 2014.

Other, net.  “Other, net” income was $14 million during the nine months ended September 30, 2015, compared to expense of $6 million for the same period in 2014.  The nine months ended September 30, 2015 was positively impacted by net realized and unrealized gains on our marketable investment securities.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.238 billion during the nine months ended September 30, 2015, an increase of $91 million or 4.3% compared to the same period in 2014.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
EBITDA	$2,237,855	$2,146,577
Interest, net	(646,491)	(603,887)
Income tax (provision) benefit, net	(328,100)	(287,523)
Depreciation and amortization	(691,065)	(719,488)
Net income (loss) attributable to DISH DBS	$572,199	$535,679

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

Income tax (provision) benefit, net.  Our income tax provision was $328 million during the nine months ended September 30, 2015, an increase of $41 million compared to the same period in 2014.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes” and an increase in our effective tax rate.  Our effective tax rate for the nine months ended September 30, 2014 included the favorable impact of a state audit settlement related to periods prior to 2012.

Item 4.CONTROLS AND PROCEDURES

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

Item 1.LEGAL PROCEEDINGS

See Note 8 “Commitments and Contingencies - Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended September 30, 2015, filed on November 13, 2015, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*Filed herewith.

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

Date:  November 13, 2015