Form 10-K
period 2015-12-31
DISH DBS CORP
filed 2016-03-25
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO                     .

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2015 was $0.

As of March 16, 2016, the Registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value per share.

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

Competition and Economic Risks

•

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured and bundled offers have become more prevalent, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

•

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

•	Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.
•	Our competitors may be able to leverage their relationships with programmers to reduce their programming costs and offer exclusive content that will place them at a competitive advantage to us.
•	Our over-the-top (“OTT”) Sling TV Internet-based services face certain risks, including, among others, significant competition.
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
•

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

•	We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.
•	We may be required to make substantial additional investments to maintain competitive programming offerings.
•

Any failure or inadequacy of our information technology infrastructure and communications systems, including without limitation those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

i

•

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new DISH branded pay-TV set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide streaming delivery technology and infrastructure for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

•

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and more advanced equipment, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

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

•	Our programming signals are subject to theft, and we are vulnerable to other forms of fraud that could require us to make significant expenditures to remedy.
•	We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.
•	We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV business.
•	Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.
•

We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

•	We may have potential conflicts of interest with EchoStar due to our and DISH Network’s common ownership and management.
•	We rely on key personnel and the loss of their services may negatively affect our business.

Acquisition and Capital Structure Risks

•

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

•	Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.
•

To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

•

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

•	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.
•	We have substantial debt outstanding and may incur additional debt.
•	Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman and Chief Executive Officer.

ii

Legal and Regulatory Risks

•

A ruling in the Do Not Call litigation requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from certain activities could have a material adverse effect on our results of operations, financial condition and cash flow.

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

•	Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
•	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.
•	Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.
•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “ DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

iii

PART I

Item 1.   BUSINESS

Brief Description of our Business

DISH DBS is a holding company and an indirect, wholly-owned subsidiary of DISH Network, a publicly traded company listed on the Nasdaq Global Select Market.  DISH DBS was formed under Colorado law in January 1996.  Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112 and our telephone number is (303) 723-1000.  We refer readers of this report to DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015.

We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2015, we had 13.897 million Pay-TV subscribers in the United States.

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

•

Products with the Best Technology.  We offer a wide selection of local and national high-definition (“HD”) programming and are a technology leader in our industry, offering award-winning DVRs (including our Hopper®  whole-home HD DVR), multiple tuner receivers, 1080p video on demand, and external hard drives.  In addition, during 2015, we launched our Sling domestic and Sling Latino services.

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

Relationship with EchoStar

On January 1, 2008, DISH Network completed the distribution of its technology and set-top box business and certain infrastructure assets (the “Spin-off”) into a separate publicly-traded company, EchoStar.  DISH Network and EchoStar operate as separate publicly-traded companies and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding L.L.C. (“Sling TV Holding”) discussed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.  EchoStar is our primary supplier of digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides the streaming delivery technology and infrastructure for our Sling TV services.  See “Item 1A. Risk Factors” and Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

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

Competition and Economic Risks

We face intense and increasing competition from satellite television providers, cable companies and telecommunications companies, especially as the pay-TV industry has matured and bundled offers have become more prevalent, which may require us to further increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.

Our business has historically focused on providing pay-TV services and we have traditionally competed against satellite television providers and cable companies, some of whom have greater financial, marketing and other resources than we do.  Many of these competitors offer video services bundled with broadband, wireless services, HD offerings, interactive services and video on demand services.  Bundled offers combining video, broadband and/or wireless services have become more prevalent and competitive.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  With respect to our DISH branded pay-TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  In addition, because other pay-TV providers may be seeking to attract a greater proportion of their new subscribers from our existing subscriber base, we may be required to increase retention spending or we may provide greater discounts or credits to acquire and retain subscribers who may spend less on our services.  If our Pay-TV ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins may be reduced and the long-term value of a subscriber would then decrease.  In addition, our Sling TV subscribers generally have lower priced programming packages than our DISH branded pay-TV subscribers.  Accordingly, an increase in Sling TV subscribers has a negative impact on our Pay-TV ARPU.

Competition has intensified in recent years as the pay-TV industry has matured and the growth of fiber-based pay-TV services offered by telecommunications companies such as Verizon Communications Inc. (“Verizon”) and AT&T Inc. (“AT&T”) continues.  These fiber-based pay-TV services have significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content as well as bundled services.  This increasingly competitive environment may require us to increase subscriber acquisition and retention spending or accept lower subscriber activations and higher subscriber churn.  Further, as a result of this increased competitive environment and the maturation of the pay-TV industry, future growth opportunities of our DISH branded pay-TV business may be limited and our margins may be reduced, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

In addition, traditional cable and satellite television providers have begun, and other companies such as programmers have indicated they also may begin, to offer smaller packages of programming channels directly to customers, at prices lower than our video service package offerings.  These offerings could adversely affect demand for our Pay-TV services or cause us to modify our programming packages, which may reduce our margins.

Moreover, mergers and acquisitions, joint ventures and alliances among cable television providers, telecommunications companies and others may result in, among other things, greater financial leverage and increase the availability of offerings from providers capable of bundling video, broadband and telephone services in competition with our services, and may exacerbate the risks described above.  For example, during May 2015, Charter Communications, Inc. (“Charter”) announced its pending acquisition of Time Warner Cable Inc. (“Time Warner Cable”) and Bright House Networks (collectively “New Charter”), which would create New Charter, the second largest cable television provider and third largest MPVD in the U.S.  This acquisition is currently undergoing regulatory review and has not been completed.  The proposed transaction, if ultimately completed, will create a duopoly, resulting in two broadband providers, New Charter and Comcast, controlling about 90% of the nation’s high-speed broadband homes between them.  In addition, the impact of New Charter would cause a significant proportion of the combined company’s high-speed broadband subscribers to lack access to alternative high-speed broadband options.  Further, if the proposed transaction ultimately is completed, New Charter would be able to, among other things, foreclose or degrade our online video offerings at various points in the broadband pipe; impose data caps on consumers who access our online video offerings; and pressure third-party content owners and programmers to withhold online rights from us and raise other MVPDs’ third-party programming costs, including us.

In addition, in July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may also be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart our entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with us; underutilize key orbital spectrum resources that could be more efficiently used by us; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Changing consumer behavior and competition from digital media companies that provide or facilitate the delivery of video content via the Internet may reduce our gross new subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

Our business has historically focused on providing pay-TV services, including our DISH branded and Sling branded pay-TV services.  We face competition from providers of digital media, including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon that offer online services distributing movies, television shows and other video programming.  Some of these companies have larger customer bases, stronger brand recognition and greater financial, marketing and other resources than we do.  In addition, traditional providers of video entertainment, including broadcasters, cable channels and telecommunications companies, are increasing their Internet-based video offerings.  Some of these services charge nominal or no fees for access to their content, which could adversely affect demand for our Pay-TV services.  Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face with respect to video services, including competition from piracy-based video offerings.

These products and services are also driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.  In particular, with the large increase in the number of consumers with broadband service, a significant amount of video content has become available through online content providers for users to stream and view on their personal computers, televisions and other devices.  Similarly, consumers have increased access to video content via mobile devices.  These technological advancements and changes in consumer behavior with regard to the means by which consumers obtain video content may cause DISH subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.  There can be no assurance that our Pay-TV services will be able to compete with these other providers of digital media.  Therefore, these technological advancements and changes in consumer behavior could reduce our gross new subscriber activations and could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

Our failure to effectively anticipate or adapt to competition or changes in consumer behavior, including with respect to younger consumers, could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.

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

A substantial majority of our revenue comes from residential customers whose spending patterns may be affected by economic weakness and uncertainty.  Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty and other factors that may adversely affect the pay-TV industry.  In particular, economic weakness and uncertainty could result in the following:

•

Fewer gross new subscriber activations and increased subscriber churn.  We could face fewer gross new subscriber activations and increased subscriber churn due to, among other things:  (i) certain economic factors that impact consumers, including, among others, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending; (ii) increased price competition for our products and services; and (iii) the potential loss of independent retailers, who generate a significant percentage of our new subscribers, because many of them are small businesses that are more susceptible to the negative effects of economic weakness.  In particular, subscriber churn may increase with respect to subscribers who purchase our lower tier programming packages and who may be more sensitive to economic weakness, including, among others, our pay-in-advance subscribers.

•

Lower pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”).  Our subscribers may disconnect our services and a growing share of pay-TV customers are “cord shaving” to downgrade to smaller, less expensive programming packages or electing to purchase through online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies.  Cord cutting and/or cord shaving by our subscribers could negatively impact our Pay-TV ARPU.

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

The cost of programming represents the largest percentage of our overall costs.  Certain of our competitors own directly or are affiliated with companies that own programming content that may enable them to obtain lower programming costs or offer exclusive programming that may be attractive to prospective subscribers.  Unlike our larger cable and satellite competitors, some of which also provide IPTV services, we have not made significant investments in programming providers.  For example, in January 2011, the FCC and the Department of Justice approved a transaction between Comcast and General Electric pursuant to which they joined their programming properties, including NBC, Bravo and many others that are available in the majority of our programming packages, in a venture, NBCUniversal, controlled by Comcast.  During March 2013, Comcast completed the acquisition of substantially all of General Electric’s remaining interest in NBCUniversal.  This transaction may affect us adversely by, among other things, making it more difficult for us to obtain access to NBCUniversal’s programming networks on nondiscriminatory and fair terms, or at all.  The FCC conditioned its approval on, among other things, Comcast complying with the terms of the FCC’s order on network neutrality, even if that order is vacated by judicial or legislative action, and Comcast licensing its affiliated content to us, other traditional pay-TV providers and certain providers of video services over the Internet on fair and nondiscriminatory terms and conditions, including, among others, price.  If Comcast does not license its affiliated content to us on fair and nondiscriminatory terms and conditions, we can seek binding arbitration and continue to carry such content while the arbitration is pending.  However, it is uncertain how these conditions may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these conditions.

Our OTT Sling TV Internet-based services face certain risks, including, among others, significant competition.

The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015.  During 2015, we launched our Sling domestic and Sling Latino services.    We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.

Our Sling TV services face a number of risks, including, among others, the following, which may have a material adverse effect on our Sling TV service offerings:

•

We face significant competition from several content providers and other companies including, among others, Netflix, Hulu, Apple, Amazon, Google and Verizon, some of which have larger customer bases, stronger brand recognition, and significant financial, marketing and other resources, as well as competition from piracy based video offerings;

•

We offer a limited amount of programming content, and there can be no assurances that we will be able to increase the amount or type of programming content that we may offer to keep pace with, or to differentiate our Sling TV services from, other providers of online video content;

•

We rely on streaming-capable devices to deliver our Sling TV services, and if we are not successful in maintaining existing, and creating new, relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our Sling TV services could be adversely impacted;

•	We may incur significant expenses to market our Sling TV services and build brand awareness, which could have a negative impact on the profitability of our Sling TV services;
•

Since we rely upon the ability of consumers to access our Sling TV services through an Internet connection, changes in how network operators handle and charge for access to data that travel across their networks, such as implementing bandwidth caps or usage-based fees, could adversely impact our Sling TV services.  In addition, many network operators that provide consumers with broadband service also provide these consumers with video programming, and these network operators may have an incentive to use their network infrastructure in a manner adverse to our continued growth and success.  For example, as a result of AT&T’s recent acquisition of DirecTV, and if the proposed New Charter merger is completed, these risks may be exacerbated to the extent these and other network operators are able to provide preferential treatment to their data;

•	We may not be able to scale our systems and operational practices related to our Sling TV services to effectively and reliably handle growth in subscribers and features related to our services;
•

Our Sling TV services have functional limitations that in many cases our competitors are not constrained by, such as not being able to view content on more than one device simultaneously, and not providing consumers a feature to record content for future viewing.  If we are unable to add such functionality to our Sling TV services in the future, our ability to compete with other offerings could be adversely impacted;

•

The adoption or modification of laws and regulations relating to the Internet could limit or otherwise adversely affect the manner in which we conduct our Sling TV services and could cause us to incur additional expenses or alter our business model; and

•

We rely on EchoStar to provide the streaming delivery technology and infrastructure to support our Sling TV services.  In addition, we license our OTT service brand name “Sling” from EchoStar, and there can be no assurance that we will be able to continue to license the “Sling” brand name on acceptable terms or at all.

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

We may incur increased costs to acquire new subscribers and retain existing subscribers.  Our subscriber acquisition costs could increase as a result of increased spending for advertising and, with respect to our DISH branded pay-TV services, the installation of more HD and DVR receivers, which are generally more expensive than other receivers.  Meanwhile, retention costs may be driven higher by providing retention credits and, with respect to our DISH branded pay-TV services, by increased upgrades of existing subscribers’ equipment to HD and DVR receivers.  Additionally, certain of our promotions, including, among others, pay-in-advance, allow consumers with relatively lower credit scores to become subscribers.  These subscribers typically churn at a higher rate.

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

Our programming costs currently represent the largest component of our total expense and we expect these costs to continue to increase.  The pay-TV industry has continued to experience an increase in the cost of programming, especially local broadcast channels and sports programming.  In addition, certain programming costs are rising at a much faster rate than wages or inflation.  These factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses.  Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.

When offering new programming, or upon expiration of existing contracts, programming suppliers have historically attempted to increase the rates that they charge us for programming.  We expect this practice to continue, which, if successful, would increase our programming costs.  In addition, our programming expenses may also increase as we add programming to our video services or distribute existing programming to our customers through additional delivery platforms, such as Sling TV.  As a result, our margins may face further pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.  Alternatively, to attempt to mitigate the effect of price increases or for other reasons, we may elect not to carry or may be unable to carry certain channels, which could adversely affect our subscriber growth or result in higher churn.

In addition, increases in programming costs generally cause us to increase the rates that we charge our subscribers, which could in turn cause our existing Pay-TV subscribers to disconnect our service or cause potential new Pay-TV subscribers to choose not to subscribe to our service.  Therefore, we may be unable to pass increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on others to provide the programming that we offer to our subscribers and, if we fail to obtain or lose access to this programming, our gross new subscriber activations may decline and our subscriber churn may increase.

We depend on third parties to provide us with programming services.  Our programming agreements have remaining terms ranging from less than one to up to several years and contain various renewal, expiration and/or termination provisions.  We may not be able to renew these agreements on acceptable terms or at all, and these agreements may be terminated prior to expiration of their original term.  In recent years, negotiations over programming carriage contracts generally remain contentious, and certain programmers have, in the past, limited our access to their programming in connection with those negotiations and the scheduled expiration of their programming carriage contracts with us.  As national and local programming interruptions and threatened programming interruptions have become more frequent in recent years, in certain cases such interruptions have had a negative impact on our gross new Pay-TV subscriber activations and Pay-TV churn rate.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

We typically have a few programming contracts with major content providers up for renewal each year and if we are unable to renew any of these agreements or the other parties terminate the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In addition, failure to obtain access to certain programming or loss of access to programming, particularly programming provided by major content providers and/or programming popular with our subscribers, could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations, net subscriber additions and subscriber churn rate.

We may not be able to obtain necessary retransmission consent agreements at acceptable rates, or at all, from local network stations.

The Copyright Act generally gives satellite companies a statutory copyright license to retransmit local broadcast channels by satellite back into the market from which they originated, subject to obtaining the retransmission consent of local network stations that do not elect “must carry” status, as required by the Communications Act.  If we fail to reach retransmission consent agreements with such broadcasters, we cannot carry their signals.  This could have an adverse effect on our strategy to compete with cable and other satellite companies that provide local signals.  While we have been able to reach retransmission consent agreements with most of these local network stations, from time to time there are stations with which we have not been able to reach an agreement.  We cannot be sure that we will secure these agreements or that we will secure new agreements on acceptable terms, or at all, upon the expiration of our current retransmission consent agreements, some of which are short-term.  We currently have a pending lawsuit with one major broadcast television network alleging, among other things, that the PrimeTime Anytime™ and AutoHop™ features of the Hopper set-top box breach its retransmission consent agreement.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we breached the terms of that retransmission consent agreement, we may be subject, among other things, to substantial damages and we may lose access to programming or may not be able to renew that retransmission consent agreement and other programming agreements on favorable terms or at all.  Even if we ultimately prevail in this action, there can be no assurance that we will be able to renew our retransmission consent agreement or enter into a new agreement with this broadcast network.  In such event, there can be no assurance that we will be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  In recent years, national broadcasters have used their ownership of certain local broadcast stations to require us to carry additional cable programming in exchange for retransmission consent of their local broadcast stations.  These requirements may place constraints on available capacity on our satellites for other programming.  Furthermore, the rates we are charged for retransmitting local channels have been increasing substantially and may exceed our ability to increase our prices to our customers.  We may be unable to pass these increased programming costs on to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to make substantial additional investments to maintain competitive programming offerings.

We believe that the availability and extent of HD programming and other value-added services such as access to video via mobile devices continue to be significant factors in consumers’ choice among pay-TV providers.  Other pay-TV providers may have more successfully marketed and promoted their HD programming packages and value-added services and may also be better equipped and have greater resources to increase their HD offerings and value-added services to respond to increasing consumer demand.  In addition, even though it remains a small portion of the market, consumer demand for 3D televisions and programming, as well as higher resolution programming, such as 4K HD, will likely increase in the future.  We may be required to make substantial additional investments in infrastructure to respond to competitive pressure to deliver enhanced programming, and other value-added services, and there can be no assurance that we will be able to compete effectively with offerings from other pay-TV providers.

Any failure or inadequacy of our information technology infrastructure and communications systems, including without limitation those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) and communications systems are important to the operation of our current business, which would suffer in the event of system failures or cyber-attacks.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.  We rely on third parties for developing key components of our information technology and communications systems and ongoing service.  Some of our key systems and operations, including those supplied by third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  Interruption and/or failure of any of these systems could disrupt our operations, interrupt our services and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure and communications systems may be vulnerable to a variety of interruptions, including without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business.  In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control.  We may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties in connection with our business.  If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage.  Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses.  Furthermore, the amount and scope of insurance we maintain may not cover expenses related to such activities or events.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal customer data.  The occurrence of any such network or information system related events or security breaches could have a material adverse effect on our reputation, business, financial condition and results of operations.  Significant incidents could result in a disruption of our operations, customer dissatisfaction, damage to our reputation or a loss of customers and revenues.

We currently depend on EchoStar Corporation and its subsidiaries, or EchoStar, to design, develop and manufacture substantially all of our new DISH branded pay-TV set-top boxes and certain related components, to provide the vast majority of our transponder capacity, to provide digital broadcast operations and other services to us, and to provide streaming delivery technology and infrastructure for our Sling TV services.  Our business would be adversely affected if EchoStar ceases to provide these products and services to us and we are unable to obtain suitable replacement products and services from third parties.

EchoStar is our primary supplier of our DISH branded pay-TV digital set-top boxes and digital broadcast operations.  In addition, EchoStar provides the vast majority of our transponder capacity, is a key supplier of related services to us, and provides streaming delivery technology and infrastructure for our Sling TV services.  We purchase digital set-top boxes from EchoStar pursuant to a contract that expires on December 31, 2016.  EchoStar provides digital broadcast operations to us pursuant to a contract that expires on December 31, 2016.  EchoStar has no obligation to supply digital set-top boxes or digital broadcast operations to us after these dates.  We may be unable to renew agreements for digital set-top boxes or digital broadcast operations with EchoStar on acceptable terms or at all.  We lease the vast majority of our transponder capacity from EchoStar.  Equipment, transponder leasing and digital broadcast operation costs may increase beyond our current expectations.  EchoStar’s inability to develop and produce, or our inability to obtain, equipment with the latest technology, or our inability to obtain transponder capacity and digital broadcast operations and other services from third parties, could adversely affect our gross new subscriber activations and subscriber churn rate and cause related revenue to decline.

Furthermore, due to the lack of compatibility of our infrastructure with the set-top boxes of a provider other than EchoStar, any transition to a new supplier of set-top boxes could take a significant period of time to complete, cause us to incur significant costs and negatively affect our gross new subscriber activations and subscriber churn.  For example, the proprietary nature of the Slingbox “placeshifting” functionality and certain other technology used in EchoStar’s set-

top boxes may significantly limit our ability to obtain set-top boxes with the same or similar features from any other provider of set-top boxes.

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

Technology in the pay-TV industry changes rapidly, and our success may depend in part on our timely introduction and implementation of, and effective investment in, new competitive products and services and more advanced equipment, and our failure to do so could cause our products and services to become obsolete and could negatively impact our business.

Technology in the pay-TV industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete.  We and our suppliers may not be able to keep pace with technological developments.  Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services and to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services.  We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.  The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment.  The success of new product and service development depends on many factors, including among others, the following:

•	difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
•	the cost of the products and services;
•	proper identification of customer need and customer acceptance of products and services;
•	the development of, approval of and compliance with industry standards;
•	the amount of resources we must devote to the development of new technologies; and
•	the ability to differentiate our products and services and compete with other companies in the same markets.

If the new technologies on which we focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted, causing a reduction in our revenues and earnings.  For example, our competitors could use proprietary technologies that are perceived by the market as being superior.  Further, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

In addition, our competitive position depends in part on our ability to offer new DISH branded pay-TV subscribers and upgrade existing subscribers with more advanced equipment, such as receivers with DVR and HD technology and by otherwise making additional infrastructure investments, such as those related to our information technology and call centers.  We may also be at a competitive disadvantage in developing and introducing complex new products and services for our DISH branded pay-TV services because of the substantial costs we may incur in making these products or services available across our installed base of subscribers.  Furthermore, the continued demand for HD programming continues to require investments in additional satellite capacity.  We may not be able to pass on to our subscribers the entire cost of these upgrades and infrastructure investments.

New technologies could also create new competitors for us.  For instance, we face increasing consumer demand for the delivery of digital video services via the Internet, including providing our Sling TV services and what we refer to as “DISH Anywhere.”  We expect to continue to face increased threats from companies who use the Internet to deliver digital video services as the speed and quality of broadband and wireless networks continues to improve.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  We rely on EchoStar to design, develop and manufacture set-top boxes with advanced features and functionality and to provide the streaming delivery technology and infrastructure for our Sling TV services.  If EchoStar is unable to attract and retain appropriately technically skilled employees, our competitive position could be materially and adversely affected.  In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive.

If our products and services, including without limitation our DISH branded and Sling TV branded products and services, are not competitive, our business could suffer and our financial performance could be negatively impacted.  Our products and services may also experience quality problems, including outages and service slowdowns, from time to time.  If the quality of our products and services do not meet our customers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, and security access devices.  If these vendors are unable to meet our needs because they fail to perform adequately, are no longer in business, are experiencing shortages or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.  While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to timely deliver our products to our subscribers or operate our business.  Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could cause us to make substantial additional investments.

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

We are also vulnerable to other forms of fraud.  While we are addressing certain fraud through a number of actions, including terminating independent retailers that we believe violated our business rules, there can be no assurance that we will not continue to experience fraud which could impact our gross new subscriber activations and subscriber churn.  Economic weakness may create greater incentive for signal theft, piracy and other forms of fraud, which could lead to higher subscriber churn and reduced revenue.

We depend on independent third parties to solicit orders for our services that represent a significant percentage of our total gross new subscriber activations.

While we offer products and services through direct sales channels, a significant percentage of our total gross new subscriber activations are generated through independent third parties such as small satellite retailers, direct marketing groups, local and regional consumer electronics stores, nationwide retailers, and telecommunications companies.  Most of our independent retailers are not exclusive to us and some of our independent retailers may favor our competitors’ products and services over ours based on the relative financial arrangements associated with marketing our products and services and those of our competitors.  Furthermore, most of these independent retailers are significantly smaller than we are and may be more susceptible to economic weaknesses that make it more difficult for them to operate profitably.  Because our independent retailers receive most of their incentive value at activation and not over an extended period of time, our interests may not always be aligned with our independent retailers.  It may be difficult to better align our interests with our independent retailers because of their capital and liquidity constraints.  Loss of these relationships could have an adverse effect on our subscriber base and certain of our other key operating metrics because we may not be able to develop comparable alternative distribution channels.

We have limited satellite capacity and failures or reduced capacity could adversely affect our DISH branded pay-TV business.

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

Our ability to earn revenue from our DISH branded pay-TV service depends on the usefulness of our owned and leased satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual useful lives of any of these satellites.  Our operating results could be adversely affected if the useful life of any of our owned or leased satellites were significantly shorter than the minimum design life.

In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite, any of which could have a material adverse effect on our business, financial condition and results of operations.  Such a failure could result in a prolonged loss of critical programming or a significant delay in our plans to expand programming as necessary to remain competitive.  A relocation would require FCC approval and, among other things, may require a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  If we choose to use a satellite in this manner, this use could adversely affect our ability to satisfy certain operational conditions associated with our authorizations.  Failure to satisfy those conditions could result in the loss of such authorizations, which would have an adverse effect on our ability to generate revenues.

Our owned and leased satellites are subject to construction, launch, operational and environmental risks that could limit our ability to utilize these satellites.

Construction and launch risks.  A key component of our business strategy is our ability to expand our offering of new programming and services for our DISH branded pay-TV business.  To accomplish this goal, from time to time, new satellites need to be built and launched.  Satellite construction and launch is subject to significant risks, including construction and launch delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the recent past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Significant construction or launch delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could impact our ability to fund future satellite procurement and launch opportunities.

In addition, the occurrence of future launch failures for other operators may delay the deployment of our satellites and materially and adversely affect our ability to insure the launch of our satellites at commercially reasonable premiums, if at all.  See further information under the caption “We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail” below.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our Pay-TV services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the channels that could be offered using that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.  See disclosures relating to satellite anomalies set forth under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

We generally do not carry commercial launch or in-orbit insurance on any of the satellites that we use, other than certain satellites leased from third parties, and could face significant impairment charges if any of our owned satellites fail.

Generally, we do not carry commercial launch or in-orbit insurance on any of the satellites we use, other than certain satellites leased from third parties, and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  We lease substantially all of our satellite capacity from third parties, including the vast majority of our transponder capacity from EchoStar, and we do not carry commercial insurance on any of the satellites we lease from them.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.  In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other owned or leased satellites and use it as a replacement for the failed or lost satellite.  If one or more of our owned in-orbit satellites fail, we could be required to record significant impairment charges.

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

We are an indirect, wholly-owned subsidiary of DISH Network, which controls all of our voting power and the appointment of all of our officers and directors.  As a result of DISH Network’s control over us, questions relating to conflicts of interest may arise between EchoStar and us in a number of areas relating to past and ongoing relationships between DISH Network and EchoStar.  Areas in which conflicts of interest between EchoStar and us, as a result of our relationship with DISH Network, could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership.  We and DISH Network have certain overlap in directors and executive officers with EchoStar.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  Our and DISH Network’s Board of Directors and executive officers include persons who are members of the Board of Directors of EchoStar, including Charles W. Ergen, who serves as the Chairman of EchoStar and DISH Network and our Chairman and Chief Executive Officer.  The executive officers and the members of DISH Network’s and our Board of Directors who overlap with EchoStar have fiduciary duties to EchoStar’s shareholders.  For example, there is the potential for a conflict of interest when DISH Network and/or us, on the one hand, or EchoStar, on the other hand, look at acquisitions and other business opportunities that may be suitable for both companies.  In addition, certain of DISH Network’s and our directors and officers own EchoStar stock and options to purchase EchoStar stock.  Mr. Ergen owns approximately 30.4% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 39.1% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 51.6% of the voting power of EchoStar.  Mr. Ergen’s ownership of EchoStar excludes 20,883,001 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 22.5% of EchoStar’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 31.7% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 40.0% of EchoStar’s total voting power.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for DISH Network and/or us, on the one hand, and EchoStar, on the other hand.  Furthermore, Charles W. Ergen, our Chairman and Chief Executive Officer, is employed by both us and EchoStar.  In addition, as a result of the Satellite and Tracking Stock Transaction discussed in Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10‑K, we own shares of a series of preferred tracking stock issued by EchoStar and shares of a series of preferred tracking stock issued by Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar (collectively, the “Tracking Stock”).  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).

The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  Further, effective July 1, 2012, DISH Network and EchoStar formed Sling TV Holding, which was owned two-thirds by DISH Network and one-third by EchoStar.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  Effective August 1, 2014, EchoStar and Sling TV Holding entered into an Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  We now have a ninety percent equity interest and a 100% voting interest in Sling TV Holding.  During 2015, we launched our Sling domestic and Sling Latino services.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

•

Intercompany agreements with EchoStar.  In connection with and following the Spin-off, DISH Network and EchoStar have entered into certain agreements pursuant to which DISH Network and we obtain certain products, services and rights from EchoStar, EchoStar obtains certain products, services and rights from DISH Network and us, and DISH Network and EchoStar have indemnified each other against certain liabilities arising from our respective businesses.  See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and us and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between EchoStar and DISH Network under the separation and other intercompany agreements DISH Network entered into with EchoStar, in connection with the Spin-off, may have been different if agreed to by two unaffiliated parties.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to DISH Network.  In addition, conflicts could arise between DISH Network and/or us, on the one hand, and EchoStar, on the other hand, in the interpretation or any extension or renegotiation of these existing agreements.

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

Other than certain arrangements with EchoStar that we entered into in connection with Sling TV Holding, which, subject to certain exceptions, limit EchoStar’s and our ability to operate an IPTV service other than operated by Sling TV Holding, we do not have agreements with EchoStar that would prevent either company from competing with the other.

We rely on key personnel and the loss of their services may negatively affect our business.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Chief Executive Officer, and certain other executives.  The loss of Mr. Ergen or of certain other key executives could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have executed agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.  Mr. Ergen also serves as the Chairman of EchoStar.  To the extent our officers are performing services for EchoStar, this may divert their time and attention away from our business and may therefore adversely affect our business.

Acquisition and Capital Structure Risks

Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses.

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the upcoming broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 is scheduled to begin on March 29, 2016.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Our parent, DISH Network, faces certain risks related to its non-controlling investments in the Northstar Entities and the SNR Entities.

In addition to the risks described in “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015, DISH Network faces certain other risks related to its non-controlling investments in the Northstar Entities and the SNR Entities, including, among others, the risks described below.

On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  DISH Network does not own or control the Northstar Licenses or the SNR Licenses nor does it control the Northstar Entities or the SNR Entities.  DISH Network does not have a right to require Northstar Manager, LLC (“Northstar Manager”), which owns a 15% controlling interest in, and is the sole manager of, Northstar Spectrum, or SNR Wireless Management, LLC (“SNR Management”), which owns a 15% controlling interest in, and is the sole manager of, SNR HoldCo, to sell their respective ownership interests in Northstar Spectrum and SNR Holdco to DISH Network.  Northstar Manager, as the sole manager of Northstar Spectrum, and SNR Management, as the sole manager of SNR Holdco, will have the exclusive right and power to manage, operate and control Northstar Spectrum and SNR Holdco, respectively, subject to certain limited protective provisions for the benefit of American II and American III, respectively.  Northstar Manager and SNR Management will have the ability, but not the obligation, to require Northstar Spectrum and SNR Holdco, respectively, to purchase Northstar Manager’s and SNR Management’s ownership interests in those respective entities after the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses (and in certain circumstances prior to the fifth anniversary of the grant date of the Northstar Licenses and the SNR Licenses).  Thus, DISH Network cannot be certain that the Northstar Licenses or the SNR Licenses will be developed in a manner fully consistent with its current or future business plans.

Each of Northstar Wireless and SNR Wireless applied to receive bidding credits of 25% as designated entities under applicable FCC rules.  The FCC implemented rules and policies governing the designated entity program that are intended to ensure that qualifying designated entities are not controlled by operators or investors that do not meet certain qualification tests.  Qualification is also subject to challenge in qui tam lawsuits filed by private parties alleging that participants have defrauded the government in which the person bringing the suit may share in any recovery by the government.  Furthermore, litigation surrounding designated entity structures, increased regulatory scrutiny or third party or government lawsuits with respect to DISH Network’s non-controlling investments in the Northstar Entities and the SNR Entities could result in fines, and in certain cases, license revocation and/or criminal penalties.

On August 18, 2015, the FCC released a Memorandum Opinion and Order, FCC 15-104 (the “Order”) in which the FCC determined, among other things, that DISH Network has a controlling interest in, and is an affiliate of, Northstar Wireless and SNR Wireless, and therefore DISH Network’s revenues should be attributed to them, which in turn makes Northstar Wireless and SNR Wireless ineligible to receive the 25% bidding credits (approximately $1.961 billion for Northstar Wireless and $1.370 billion for SNR Wireless) (each a “Bidding Credit Amount” and collectively the “Bidding Credit Amounts”).  Each of Northstar Wireless and SNR Wireless has filed a notice of appeal and petition for review of the Order with the United States Court of Appeals for the District of Columbia, challenging, among other things, the FCC’s determination that they are ineligible to receive the Bidding Credit Amounts.  DISH Network cannot predict with any degree of certainty the timing or outcome of these proceedings.  An adverse ruling against Northstar Wireless or SNR Wireless in these proceedings could potentially result in fines and/or revocation of the Northstar Licenses or SNR Licenses, respectively.  See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

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

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

To the extent that our parent, DISH Network, commercializes its wireless spectrum licenses, it will face certain risks entering and competing in the wireless services industry and operating a wireless services business.

DISH Network has made substantial investments to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  In connection with the development of DISH Network’s wireless business, including without limitation the efforts described above, we have made cash distributions to partially finance these efforts to date and may make additional cash distributions to finance in whole or in part DISH Network’s future efforts.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.  We may need to raise significant additional capital in the future to fund the efforts described above, which may not be available on acceptable terms or at all.  There can be no assurance that DISH Network will be able to develop and implement a business model that will realize a return on these wireless spectrum licenses or that it will be able to profitably deploy the assets represented by these wireless spectrum licenses.

To the extent DISH Network commercializes its wireless spectrum licenses and enters the wireless services industry, a wireless services business presents certain risks.

•

The wireless services industry is competitive.    DISH Network has limited experience in the wireless services industry, which is a competitive industry with increasing customer demands for data services that require increasing capital resources to maintain a robust network.  The wireless services industry has incumbent and established competitors such as Verizon, AT&T, T-Mobile USA Inc. (“T-Mobile”) and Sprint Corporation (“Sprint”), with substantial market share.  Some of these companies have greater financial, marketing and other resources than DISH Network, and have existing cost and operational advantages that DISH Network lacks.  Market saturation is expected to continue to cause the wireless services industry’s customer growth rate to moderate in comparison to historical growth rates, leading to increased competition for customers.  As the industry matures, competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services.  Furthermore, the cost of attracting a new customer is generally higher than the cost associated with retaining an existing customer.  In addition, DISH Network may face increasing competition from wireless telecommunications providers who offer mobile video offerings.  Wireless mobile video offerings will likely become more prevalent in the marketplace as wireless telecommunications providers expand the fourth generation of wireless communications.  In July 2015, AT&T completed its acquisition of DirecTV, our direct competitor and the largest satellite TV provider in the U.S.  As a result of this acquisition, DirecTV, among other things, has increased access to capital, access to AT&T’s nationwide platform for wireless mobile video, and the ability to more seamlessly bundle its video services with AT&T’s broadband Internet access and wireless services.  The combined company may be able to, among other things, pressure third-party content owners and programmers to withhold online rights from us; utilize its increased leverage over third-party content owners and programmers to reduce the price it pays for programming at the expense of other MVPDs, including us; thwart DISH Network’s entry into the wireless market, by, among other things, refusing to enter into data roaming agreements with DISH Network; foreclose or degrade our online video offerings at various points in the broadband pipe; and impose data caps on consumers who access our online video offerings.

•

DISH Network’s ability to compete effectively would be dependent on a number of factors.  DISH Network’s ability to compete effectively would depend on, among other things, DISH Network’s network quality, capacity and coverage; the pricing of DISH Network’s products and services; the quality of customer service; DISH Network’s development of new and enhanced products and services; the reach and quality of DISH Network’s sales and distribution channels; our ability to predict and adapt to future changes in technologies and changes in consumer demands; and capital resources.  It would also depend on how successfully DISH Network anticipates and responds to various competitive factors affecting the industry, including, among others, new technologies and business models, products and services that may be introduced by competitors, changes in consumer preferences, the demand for services, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by competitors.  It may be difficult for DISH Network to differentiate its products and services from other competitors in the industry, which may limit DISH Network’s ability to attract customers.  DISH Network’s success also may depend on its ability to access and deploy adequate spectrum, deploy new technologies and offer attractive services to customers.  For example, DISH Network may not be able to obtain and offer certain technologies or features that are subject to competitor patents or other exclusive arrangements.

•

DISH Network would depend on third parties to provide it with infrastructure and products and services.  DISH Network would depend on various key suppliers and vendors to provide it, directly or through other suppliers, with infrastructure, equipment and services, such as switch and network equipment, handsets and other devices and equipment that DISH Network would need in order to operate a wireless services business and provide products and services to its customers.  For example, handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices.  If these suppliers or vendors fail to provide equipment or services on a timely basis or fail to meet performance expectations, DISH Network may be unable to provide products and services as and when expected by its customers.  Any difficulties experienced with these suppliers and vendors could result in additional expense and/or delays in introducing DISH Network’s wireless services.  DISH Network’s efforts would involve significant expense and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and management, and service offerings.  In addition, these suppliers and vendors may also be subject to litigation with respect to technology on which DISH Network would depend, including litigation involving claims of patent infringement.

•

Wireless services and DISH Network’s wireless spectrum licenses are subject to government regulation.    Wireless services and DISH Network’s wireless spectrum licenses are subject to regulation by the FCC and other federal, state and local, as well as international, governmental authorities.  These governmental authorities could adopt regulations or take other actions that would adversely affect DISH Network’s business prospects, making it more difficult and or expensive to commercialize its wireless spectrum licenses.  The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, other federal and international, state and local regulatory agencies.  In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal or revocation.  There can be no assurances that DISH Network’s wireless spectrum licenses will be renewed or that DISH Network will be able to obtain additional licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  For further information related to DISH Network’s wireless spectrum licenses, including build-out requirements, see “Item 1A. Risk Factors”  in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

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

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.  Weakness in the equity markets could make it difficult for DISH Network to raise equity financing without incurring substantial dilution to DISH Network’s existing shareholders.  Adverse changes in the credit markets, including rising interest rates, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness.  In addition, economic weakness or weak results of operations may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt.  Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by their credit metrics.  A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.  A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

See  “Our parent, DISH Network, has made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, DISH Network has made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” above for more information.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2015, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was $13.739 billion.  On February 1, 2016, we redeemed the $1.5 billion principal balance of our 7 1/8% Senior Notes due 2016, using a substantial portion of our and DISH Network’s available cash and investment securities on hand.  Following repayment of our 7 1/8% Senior Notes due 2016, our total long-term debt and capital lease obligations, including the debt of our subsidiaries, was approximately $12.2 billion.  Our debt levels could have significant consequences, including:

•	making it more difficult to satisfy our obligations;
•	a dilutive effect on our future earnings;
•	increasing our vulnerability to general adverse economic conditions, including changes in interest rates;
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

Our parent, DISH Network, is controlled by one principal stockholder who is also our Chairman and Chief Executive Officer.

Charles W. Ergen, DISH Network’s Chairman and Chief Executive Officer, owns approximately 44.8% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially owns approximately 48.4% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock).  Under either a beneficial or equity calculation method, Mr. Ergen controls approximately 78.5% of the total voting power of DISH Network.  Mr. Ergen’s beneficial ownership of shares of Class A Common Stock excludes 33,790,620 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts own approximately 7.3% of DISH Network’s total equity securities (assuming conversion of all Class B Common Stock into Class A Common Stock) and beneficially own approximately 13.1% of DISH Network’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock).  Under either a beneficial or equity calculation method, these trusts possess approximately 13.0% of the total voting power of DISH Network.  Through his voting power, Mr. Ergen has the ability to elect a majority of DISH Network’s directors and to control all other matters requiring the approval of DISH Network’s stockholders.  As a result, DISH Network is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require DISH Network to have: (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen is also the principal stockholder and Chairman of EchoStar.

Legal and Regulatory Risks

A ruling in the Do Not Call litigation requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from certain activities could have a material adverse effect on our results of operations, financial condition and cash flow.

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and the Telemarketing Sales Rule, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  In pre-trial disclosures, the federal plaintiff indicated that it intends to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intend to seek $23.5 billion in alleged civil penalties and damages.  The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it is seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it is seeking $100 million in alleged civil penalties and damages; the Ohio state plaintiff indicated that it is seeking approximately $10 million in alleged civil penalties and damages; and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they are seeking.  The Court will conduct a second phase of the bench trial in October 2016, which we anticipate will cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence presented by the plaintiffs in the first phase.  A ruling requiring us to pay substantial civil penalties and/or damages and/or enjoining us, whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from the activities described above could have a material adverse effect on our results of operations, financial condition and cash flow.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business.  We currently have a pending lawsuit with one major broadcast television network alleging, among other things, that the PrimeTime Anytime and AutoHop features of the Hopper set-top box infringe its copyrights.  See Note 11 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.  In the event a court ultimately determines that we infringe the asserted copyrights, we may be subject to, among other things, an injunction that could require us to materially modify or cease to offer these features.  Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business, financial condition and results of operations could be adversely affected.

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

We are subject to various legal proceedings and claims which arise in the ordinary course of business, including among other things, disputes with programmers regarding fees.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.  See further information under “Item 1. Business — Patents and Other Intellectual Property” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015.

We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe.  In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first).  Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications.  Further, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

Our ability to distribute video content via the Internet, including our Sling TV services, involves regulatory risk.

As a result of recent updates to certain of our programming agreements which allow us to, among other things, deliver certain authenticated content via the Internet and/or deliver certain content through our Sling TV services, we are increasingly distributing video content to our subscribers via the Internet and through our Sling TV services.  The ability to continue this strategy may depend in part on the FCC’s success in implementing rules prohibiting paid prioritization and blocking, throttling and discrimination against our distribution of content over broadband networks.  For more information, see “Item 1.  Business — Government Regulations — FCC Regulations Governing our DBS Operations — Net Neutrality” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Furthermore, the FCC had imposed program access conditions on certain cable companies as a result of mergers, consolidations or affiliations with programmers.  The expiration of the exclusivity prohibition in the Cable Act triggered the termination of certain program access conditions that the FCC had imposed on Liberty Media Corporation (“Liberty”).  In July 2012, similar program access conditions that had applied to Time Warner Cable expired as previously scheduled.  These developments may adversely affect our ability to obtain Liberty’s and Time Warner Cable’s programming, or to obtain it on nondiscriminatory terms.  In the case of certain types of programming affiliated with Comcast through its control of NBCUniversal, the prohibition on exclusivity will still apply until January 2018.  During that time, we have the right to subject the terms of access to NBCUniversal’s programming to binding arbitration if we and the programmer cannot reach agreement on terms, subject to FCC review.  There can be no assurance that this procedure will result in favorable terms for us.

In addition, affiliates of certain cable providers have denied us access to sports programming that they distribute to their cable systems terrestrially, rather than by satellite.  The FCC has held that new denials of such service are unfair if they have the purpose or effect of significantly hindering us from providing programming to consumers.  However, we cannot be certain that we can prevail in a complaint related to such programming and gain access to it.  Our continuing failure to access such programming could materially and adversely affect our ability to compete in regions serviced by these cable providers.

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

DBS operations are subject to significant government regulation and oversight, primarily by the FCC and, to a certain extent, by Congress, other federal agencies and foreign, state and local authorities.  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these authorities could result in the limitations on, or suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the adoption or modification of laws or regulations relating to video programming, satellite services, the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business, including our Sling TV services.  If we become subject to new regulations or legislation or new interpretations of existing regulations or legislation that govern Internet network neutrality, for example, we may be required to incur additional expenses or alter our business model.  The manner in which legislation governing Internet network neutrality may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations.  See regulatory disclosures under the caption “Item 1.  Business — Government Regulations” of DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our DISH branded pay-TV subscribers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We are subject to digital HD “carry-one, carry-all” requirements that cause capacity constraints.

To provide any full-power local broadcast signal in any market, we are required to retransmit all qualifying broadcast signals in that market (“carry-one, carry-all”), including the carriage of full-power broadcasters’ HD signals in markets in which we elect to provide local channels in HD.  The carriage of additional HD signals on our DISH branded pay-TV service could cause us to experience significant capacity constraints and prevent us from carrying additional popular national programs and/or carrying those national programs in HD.

Our business, investor confidence in our financial results and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and DISH Network’s stock price may suffer.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

The following table sets forth certain information concerning our principal properties.

Leased From
Description/Use/Location	Owned	EchoStar (1)	Other Third Party
Corporate headquarters, Englewood, Colorado		X
Customer call center and general offices, Roseland, New Jersey			X
Customer call center, Alvin, Texas			X
Customer call center, Bluefield, West Virginia	X
Customer call center, Christiansburg, Virginia	X
Customer call center, College Point, New York			X
Customer call center, Harlingen, Texas	X
Customer call center, Hilliard, Ohio			X
Customer call center, Littleton, Colorado		X
Customer call center, Phoenix, Arizona			X
Customer call center, Thornton, Colorado	X
Customer call center, Tulsa, Oklahoma			X
Customer call, warehouse, service, and remanufacturing center, El Paso, Texas	X
Service and remanufacturing center, Englewood, Colorado		X
Service and remanufacturing center, Spartanburg, South Carolina			X
Warehouse and distribution center, Denver, Colorado			X
Warehouse and distribution center, Sacramento, California	X
Warehouse and distribution center, Atlanta, Georgia			X
Warehouse, Denver, Colorado	X

(1)	See Note 15 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Related Party Transactions with EchoStar.

In addition to the principal properties listed above, we operate numerous facilities for, among other things, our in-home service operations strategically located in regions throughout the United States.  Furthermore, we own or lease capacity on 12 satellites, which are a major component of our DISH branded pay-TV service.  See further information under Note 6 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 16, 2016, all 1,015 issued and outstanding shares of our common stock were held by DOC.  There is currently no established trading market for our common stock.

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

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included certain funding obligations related to DISH Network’s non-controlling equity and debt investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

Payment of any future dividends will depend upon our earnings and capital requirements, restrictions in our debt facilities, and other factors the Board of Directors considers appropriate.  Our ability to declare dividends is affected by covenants in our debt facilities.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A.  Risk Factors” and elsewhere in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10‑K and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2015 Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $14.638 billion
•	Pay-TV ARPU of $86.79
•	Net income attributable to DISH DBS of $780 million
•	Gross new Pay-TV subscriber activations of approximately 2.773 million
•	Pay-TV SAC of $723
•	Loss of approximately 81,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.71%

Consolidated Financial Condition as of December 31, 2015

•	Cash, cash equivalents and current marketable investment securities of $561 million
•	Total assets of $5.305 billion
•	Total long-term debt and capital lease obligations of $13.739 billion

We offer Pay-TV services under the DISH brand and the Sling brand.  We had 13.897 million Pay-TV subscribers in the United States as of December 31, 2015 and are the nation’s third largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Sling branded pay-TV services.  We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  Sling International now offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a $20 monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  On June 4, 2015, we also launched our Sling Latino service.  All Sling TV subscribers are included in our Pay-TV subscriber count.

Trends

Competition

Competition has intensified in recent years as the pay-TV industry has matured.  With respect to our DISH branded pay‑TV services, we and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of pay-TV services.  Some of our competitors have been especially aggressive by offering discounted programming and services for both new and existing subscribers, including bundled offers combining broadband, video and/or wireless services and other promotional offers.  In some cases, certain competitors have been able to potentially subsidize the price of video services with the price of broadband and/or wireless services.  We incur significant costs to retain our existing DISH branded pay-TV customers, mostly as a result of upgrading their equipment to HD and DVR receivers and by providing retention credits.  Our subscriber retention costs may vary significantly from period to period.  Our Pay-TV services also face increased competition from content providers and other companies who distribute video directly to consumers over the Internet.  Programming offered over the Internet has become more prevalent and consumers are spending an increasing amount of time accessing video content via the Internet on their mobile devices.  Significant changes in consumer behavior with regard to the means by which consumers obtain video entertainment and information in response to digital media competition could have a material adverse effect on our business, results of operations and financial condition or otherwise disrupt our business.  In particular, consumers have shown increased interest in viewing certain video programming in any place, at any time and/or on any broadband-connected device they choose.  Online content providers may cause our subscribers to disconnect our services (“cord cutting”), downgrade to smaller, less expensive programming packages (“cord shaving”) or elect to purchase through these online content providers a certain portion of the services that they would have historically purchased from us, such as pay per view movies, resulting in less revenue to us.

We implement new marketing promotions from time to time that are intended to increase our gross new Pay-TV subscriber activations.  During 2015 and early 2016, we launched various marketing promotions offering certain DISH branded pay-TV programming packages without a price increase for a limited time period.  While we plan to implement other new marketing efforts, there can be no assurance that we will ultimately be successful in increasing our gross new Pay-TV subscriber activations.  Additionally, in response to our efforts, we may face increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

Our Pay-TV subscriber base has recently been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

Programming

Our ability to compete successfully will depend, among other things, on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices.  Programming costs represent a large percentage of our “Subscriber-related expenses” and the largest component of our total expense.  We expect these costs to continue to increase, especially for local broadcast channels and sports programming.  In addition, certain programming costs are rising at a much faster rate than wages or inflation.  Further, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.  Going forward, our margins may face pressure if we are unable to renew our long-term programming contracts on acceptable pricing and other economic terms.

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

Operations and Customer Service

While competitive factors have impacted the entire pay-TV industry, our relative performance has also been driven by issues specific to us.  In the past, our subscriber growth has been adversely affected by signal theft and other forms of fraud and by our operational inefficiencies.  To combat signal theft and improve the security of our broadcast system, we use microchips embedded in credit card sized access cards, called “smart cards,” or security chips in our DBS receiver systems to control access to authorized programming content (“Security Access Devices”).  We expect that future replacements of these devices will be necessary to keep our system secure.  To combat other forms of fraud, among other things, we monitor our independent distributors’ and independent retailers’ adherence to our business rules.

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

Changes in our Technology

We have been deploying DBS receivers that utilize 8PSK modulation technology with MPEG-4 compression technology for several years.  These technologies, when fully deployed, will allow improved broadcast efficiency, and therefore allow increased programming capacity.  Many of our customers today, however, do not have DBS receivers that use MPEG-4 compression technology.  In addition, given that all of our HD content is broadcast in MPEG-4, any growth in HD penetration will naturally accelerate our transition to these newer technologies and may increase our subscriber acquisition and retention costs.  All new DBS receivers that we purchase from EchoStar have MPEG-4 compression with 8PSK modulation technology.

In addition, from time to time, we change equipment for certain subscribers to make more efficient use of transponder capacity in support of HD and other initiatives.  We believe that the benefit from the increase in available transponder capacity outweighs the short-term cost of these equipment changes.

Operational Liquidity

We make general investments in property such as satellites, set-top boxes, information technology and facilities that support our overall business.  Moreover, since we are a subscriber-based company, we also make subscriber-specific investments to acquire new subscribers and retain existing subscribers.  While the general investments may be deferred without impacting the business in the short-term, the subscriber-specific investments are less discretionary.  Our overall objective is to generate sufficient cash flow over the life of each subscriber to provide an adequate return against the upfront investment.  Once the upfront investment has been made for each subscriber, the subsequent cash flow is generally positive, but there can be no assurances that over time we will recoup or earn a return on the upfront investment.

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

Availability of Credit and Effect on Liquidity

The ability to raise capital has generally existed for us despite economic weakness and uncertainty.  While modest fluctuations in the cost of capital will not likely impact our current operational plans, significant fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Debt Maturity

Our 7 3/4% Senior Notes with a remaining principal balance of $650 million were redeemed on June 1, 2015.

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016, using a substantial portion of our and DISH Network’s available cash and investment securities on hand.

Future Liquidity

Wireless Spectrum

DISH Network Spectrum.  DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the upcoming Auction 1000.  Auction 1000 is scheduled to begin on March 29, 2016.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses.  Through its wholly-owned subsidiaries American II and American III, DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, the parent company of Northstar Wireless, and in SNR HoldCo, the parent company of SNR Wireless, respectively.  On October 27, 2015, the FCC granted the Northstar Licenses to Northstar Wireless and the SNR Licenses to SNR Wireless, respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

Leases.    On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which is intended to improve financial reporting about leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Subscriber-related revenue.  “Subscriber-related revenue” consists principally of revenue from basic, premium movie, local, HD programming, pay-per-view, Latino and international subscriptions; equipment rental fees and other hardware related fees, including fees for DVRs, equipment upgrade fees and additional outlet fees; advertising services; fees earned from our in-home service operations and other subscriber revenue.  Certain of the amounts included in “Subscriber-related revenue” are not recurring on a monthly basis.

Equipment sales and other revenue.    “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment.  In addition, “Cost of sales - equipment, services and other” includes costs related to equipment sales, services, and other agreements with EchoStar.

Subscriber acquisition costs.  While we primarily lease DBS receiver systems, we also subsidize certain costs to attract new subscribers.  Our “Subscriber acquisition costs” include the cost of subsidized sales of DBS receiver systems to independent retailers and other independent distributors of our equipment, the cost of subsidized sales of DBS receiver systems directly by us to subscribers, including net costs related to our promotional incentives, costs related to our direct sales efforts and costs related to installation and acquisition advertising.  Our “Subscriber acquisition costs” also includes costs associated with acquiring Sling TV subscribers including, among other things, costs related to acquisition advertising, our direct sales efforts and commissions.

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

Other, net.  The main components of “Other, net” are gains and losses realized on the sale of investments, impairment of marketable and non-marketable investment securities, and equity in earnings and losses of our affiliates.

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

Pay-TV subscribers.    We include customers obtained through direct sales, independent retailers and other independent distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  The Sling International video programming service was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  All Sling TV subscribers are included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2015	2014	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,524,510	$14,130,607	$393,903	2.8
Equipment sales and other revenue	113,739	146,806	(33,067)	(22.5)
Total revenue	14,638,249	14,277,413	360,836	2.5

Costs and Expenses:
Subscriber-related expenses	8,511,404	8,066,642	444,762	5.5
% of Subscriber-related revenue	58.6%	57.1%
Satellite and transmission expenses	753,853	685,732	68,121	9.9
% of Subscriber-related revenue	5.2%	4.9%
Cost of sales - equipment, services and other	91,653	106,037	(14,384)	(13.6)
Subscriber acquisition costs	1,575,608	1,672,424	(96,816)	(5.8)
General and administrative expenses	745,366	762,146	(16,780)	(2.2)
% of Total revenue	5.1%	5.3%
Depreciation and amortization	907,687	956,101	(48,414)	(5.1)
Total costs and expenses	12,585,571	12,249,082	336,489	2.7

Operating income (loss)	2,052,678	2,028,331	24,347	1.2

Other Income (Expense):
Interest income	5,606	35,810	(30,204)	(84.3)
Interest expense, net of amounts capitalized	(862,231)	(834,856)	(27,375)	(3.3)
Other, net	14,480	(3,394)	17,874	*
Total other income (expense)	(842,145)	(802,440)	(39,705)	(4.9)

Income (loss) before income taxes	1,210,533	1,225,891	(15,358)	(1.3)
Income tax (provision) benefit, net	(447,640)	(410,831)	(36,809)	(9.0)
Effective tax rate	37.0%	33.5%
Net income (loss)	762,893	815,060	(52,167)	(6.4)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(17,242)	(9,825)	(7,417)	(75.5)
Net income (loss) attributable to DISH DBS	$780,135	$824,885	$(44,750)	(5.4)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.897	13.978	(0.081)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.773	2.601	0.172	6.6
Pay-TV subscriber additions, net (in millions)	(0.081)	(0.079)	(0.002)	(2.5)
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.71%	1.59%	0.12%	7.5
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$723	$853	$(130)	(15.2)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$86.79	$83.77	$3.02	3.6
EBITDA	$2,992,087	$2,990,863	$1,224	0.0

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 81,000 net Pay-TV subscribers during the year ended December 31, 2015, compared to the loss of approximately 79,000 net Pay-TV subscribers during the same period in 2014.  The increase in net Pay-TV subscriber losses versus the same period in 2014 resulted from a higher Pay-TV churn rate discussed below, partially offset by higher gross new Pay-TV subscriber activations, primarily related to the activation of Sling TV subscribers, which are reported net of disconnects.  Our Sling domestic service was launched in February 2015.

Our Pay-TV churn rate for the year ended December 31, 2015 was 1.71% compared to 1.59% for the same period in 2014.  Our Pay-TV churn rate increased during the year ended December 31, 2015 as a result of increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the year ended December 31, 2015, we activated approximately 2.773 million gross new Pay-TV subscribers compared to approximately 2.601 million gross new Pay-TV subscribers during the same period in 2014, an increase of 6.6%.  The increase in our gross new Pay-TV subscriber activations primarily related to the activation of Sling TV subscribers, which are reported net of disconnects, partially offset by stricter customer acquisition policies for our DISH branded pay-TV subscribers (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.  Furthermore, our gross new Pay-TV subscriber activations were negatively impacted by programming interruptions in connection with the scheduled expiration of certain programming carriage contracts during the first half of the first quarter 2015.

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

We have not always met our own standards for performing high-quality installations, effectively resolving subscriber issues when they arise, answering subscriber calls in an acceptable timeframe, effectively communicating with our subscriber base, reducing calls driven by the complexity of our business, improving the reliability of certain systems and subscriber equipment, and aligning the interests of certain independent third-party retailers and installers to provide high-quality service.  Most of these factors have affected both gross new Pay-TV subscriber activations as well as Pay-TV churn rate.  Our future gross new Pay-TV subscriber activations and our Pay-TV churn rate may be negatively impacted by these factors, which could in turn adversely affect our revenue growth.

Subscriber-related revenue.  “Subscriber-related revenue” totaled $14.525 billion for the year ended December 31, 2015, an increase of $394 million or 2.8% compared to the same period in 2014.  The change in “Subscriber-related revenue” from the same period in 2014 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $86.79 during the year ended December 31, 2015 versus $83.77 during the same period in 2014.  The $3.02 or 3.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2015 and 2014 and higher hardware related revenue.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in retention credits and an increase in Sling TV subscribers.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers.  Accordingly, for the year ended December 31, 2015, the increase in Sling TV subscribers had a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.511 billion during the year ended December 31, 2015, an increase of $445 million or 5.5% compared to the same period in 2014.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in variable and retention costs per subscriber and a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  Subscriber-related expenses” represented 58.6% and 57.1% of “Subscriber-related revenue” during the years ended December 31, 2015 and 2014, respectively.  The change in this expense to revenue ratio primarily resulted from higher programming costs, discussed above.

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

Satellite and transmission expenses.  “Satellite and transmission expenses” totaled $754 million during the year ended December 31, 2015, an increase of $68 million or 9.9% compared to the same period in 2014.  The increase in “Satellite and transmission expenses” was primarily related to an increase in transmission costs associated with our Sling TV services and an increase in uplink costs and in transponder capacity leased from EchoStar, related to our DISH branded pay-TV service.

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $1.576 billion for the year ended December 31, 2015, a decrease of $97 million or 5.8% compared to the same period in 2014.  This change was primarily attributable to a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $723 during the year ended December 31, 2015 compared to $853 during the same period in 2014, a decrease of $130 or 15.2%.  This change was primarily attributable to an increase in Sling TV subscriber activations and a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a reduction in manufacturing costs for current generation Hopper receiver systems and a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts.

During the years ended December 31, 2015 and 2014, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $429 million and $543 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from a decrease in hardware costs per activation, discussed above.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $908 million during the year ended December 31, 2015, a $48 million or 5.1% decrease compared to the same period in 2014.  During the year ended December 31, 2015, we had a  decrease in depreciation expense from equipment leased to new and existing DISH branded pay-TV subscribers and from certain assets that support the DISH branded pay-TV service, which became fully depreciated during 2015.  In addition, depreciation expense was lower in 2015 as a result of certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $862 million during the year ended December 31, 2015, an increase of $27 million or 3.3% compared to the same period in 2014.  The increase was principally related to interest expense associated with the issuance in November 2014 of our 5 7/8% Senior Notes due 2024, partially offset by a reduction in interest expense from debt redemptions during 2015 and 2014.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $2.992 billion during the year ended December 31, 2015, an increase of $1 million compared to the same period in 2014.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2015	2014
	(In thousands)
EBITDA	$2,992,087	$2,990,863
Interest, net	(856,625)	(799,046)
Income tax (provision) benefit, net	(447,640)	(410,831)
Depreciation and amortization	(907,687)	(956,101)
Net income (loss) attributable to DISH DBS	$780,135	$824,885

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

Income tax (provision) benefit, net.    Our income tax provision was $448 million during the year ended December 31, 2015 compared to $411 million in 2014.  The increase in the provision was related to an increase in our effective tax rate, partially offset by a decrease in “Income (loss) before income taxes.”  Our effective tax rate for 2014 included the favorable impact of state audit settlements related to periods prior to 2012.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2014	2013	Amount	%
	(In thousands)
Revenue:
Subscriber-related revenue	$14,130,607	$13,559,511	$571,096	4.2
Equipment sales and other revenue	146,806	136,101	10,705	7.9
Total revenue	14,277,413	13,695,612	581,801	4.2

Costs and Expenses:
Subscriber-related expenses	8,066,642	7,677,111	389,531	5.1
% of Subscriber-related revenue	57.1%	56.6%
Satellite and transmission expenses	685,732	527,483	158,249	30.0
% of Subscriber-related revenue	4.9%	3.9%
Cost of sales - equipment, services and other	106,037	85,627	20,410	23.8
Subscriber acquisition costs	1,672,424	1,684,736	(12,312)	(0.7)
General and administrative expenses	762,146	687,122	75,024	10.9
% of Total revenue	5.3%	5.0%
Depreciation and amortization	956,101	905,987	50,114	5.5
Total costs and expenses	12,249,082	11,568,066	681,016	5.9

Operating income (loss)	2,028,331	2,127,546	(99,215)	(4.7)

Other Income (Expense):
Interest income	35,810	38,214	(2,404)	(6.3)
Interest expense, net of amounts capitalized	(834,856)	(878,550)	43,694	5.0
Other, net	(3,394)	(2,833)	(561)	(19.8)
Total other income (expense)	(802,440)	(843,169)	40,729	4.8

Income (loss) before income taxes	1,225,891	1,284,377	(58,486)	(4.6)
Income tax (provision) benefit, net	(410,831)	(459,655)	48,824	10.6
Effective tax rate	33.5%	35.8%
Net income (loss)	815,060	824,722	(9,662)	(1.2)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(9,825)	(300)	(9,525)	*
Net income (loss) attributable to DISH DBS	$824,885	$825,022	$(137)	(0.0)

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.978	14.057	(0.079)	(0.6)
Pay-TV subscriber additions, gross (in millions)	2.601	2.666	(0.065)	(2.4)
Pay-TV subscriber additions, net (in millions)	(0.079)	0.001	(0.080)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.59%	1.58%	0.01%	0.6
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$853	$866	$(13)	(1.5)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$83.77	$80.37	$3.40	4.2
EBITDA	$2,990,863	$3,031,000	$(40,137)	(1.3)

* Percentage is not meaningful.

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

Subscriber-related expenses.  “Subscriber-related expenses” totaled $8.067 billion during the year ended December 31, 2014, an increase of $390 million or 5.1% compared to the same period in 2013.  The increase in “Subscriber-related expenses” was primarily attributable to higher pay-TV programming costs, partially offset by a one-time reduction in programming related expense.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  “Subscriber-related expenses” represented 57.1% and 56.6% of “Subscriber-related revenue” during the years ended December 31, 2014 and 2013, respectively.  The change in this expense to revenue ratio primarily resulted from higher pay-TV programming costs, discussed above.

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

Depreciation and amortization.  “Depreciation and amortization” expense totaled $956 million during the year ended December 31, 2014, a $50 million or 5.5% increase compared to the same period in 2013.  During the year ended December 31, 2014, we incurred higher depreciation expense from equipment leased primarily to new and existing subscribers with new Hopper receiver systems, partially offset by a decrease in depreciation expense related to certain satellites transferred to EchoStar as part of the Satellite and Tracking Stock Transaction.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $561 million, all of which was invested in: (a) cash; (b) money market funds; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the United States Government and its agencies; (e) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (f) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations, expand our business and pay dividends from time to time.  Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016, using a substantial portion of our and DISH Network’s available cash and investment securities on hand.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our December 31, 2015 current non-strategic investment portfolio of $561 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2015 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would result in a decrease of approximately $1 million in annual interest income.

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2015, we had $82 million of restricted cash, cash equivalents and marketable investment securities invested in:  (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; and/or (d) commercial paper with maturities of 90 days or less and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our December 31, 2015 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash, cash equivalents and marketable investment securities.

Long-Term Debt

As of December 31, 2015, we had long-term debt of $13.614 billion, excluding capital lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $13.250 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  The fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $345 million.  To the extent interest rates increase, our future costs of financing would increase at the time of any future financings.  As of December 31, 2015, all of our long-term debt consisted of fixed rate indebtedness.

Derivative Financial Instruments

From time to time, we invest in speculative financial instruments, including derivatives.  Such amounts, however, are typically insignificant.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Our selected quarterly financial data for each of the quarterly periods ended March 31, June 30, September 30 and December 31 for 2015 and 2014 is included in Note 14 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.OTHER INFORMATION

None

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2015.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2015.

Our Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2015 and 2014

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the audit of DISH Network’s and our annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by KPMG LLP to DISH Network and us during those periods.  We have reported the fees billed for services rendered to both DISH Network and us because the services are not rendered or billed specifically for us but for the DISH Network consolidated group as a whole.

	For the Years Ended
	December 31,
	2015	2014
Audit Fees (1)	$2,450,000	$2,300,000
Audit-Related Fees (2)	170,000	240,467
Total Audit and Audit-Related Fees	2,620,000	2,540,467
Tax Compliance Fees	37,550	652,603
Tax Consultation Fees	3,478	665,012
All Other Fees	—	—
Total Fees	$2,661,028	$3,858,082

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

(2)

Consists of fees for services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  100% of the fees paid to KPMG LLP for services rendered in 2015 and 2014 were pre-approved by the Audit Committee of DISH Network.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements

(2)Financial Statement Schedules

None.  All schedules have been included in the consolidated financial statements or notes thereto.

(3)Exhibits

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

4.2*

Indenture, relating to the 4 5/8% Senior Notes due 2017, dated as of May 16, 2012 among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed May 16, 2012, Commission File No. 333-31929).

4.3*

Indenture, relating to the 4.250% Senior Notes due 2018, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of DISH DBS Corporation filed April 5, 2013, Commission File No. 333-31929).

4.4*

Indenture, relating to the 7 7/8% Senior Notes Due 2019, dated as of August 17, 2009 between DISH DBS Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH Network Corporation filed August 18, 2009, Commission File No. 0-26176).

4.5*

Indenture, relating to the 5.125% Senior Notes due 2020, dated as of April 5, 2013, among DISH DBS Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of DISH DBS Corporation filed April 5, 2013, Commission File No. 333-31929).

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

10.5*

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

10.10*

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

10.12*

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

10.14*

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

10.17*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.18*	Incentive Stock Option Agreement (Form A) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.19*	Incentive Stock Option Agreement (Form B) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.20*	Restricted Stock Unit Agreement (Form A) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.21*	Restricted Stock Unit Agreement (Form B) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.22*	Nonemployee Director Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of DISH Network Corporation filed July 7, 2005, Commission File No. 0-26176).**

10.23*

Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 2.1 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.24*

Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.25*

Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.26*

Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Amendment No. 1 to the Form 10 of EchoStar Corporation filed December 12, 2007, Commission File No. 001-33807).

10.27*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to the Amendment No. 2 to Form 10 of EchoStar Corporation filed December 26, 2007, Commission File No. 001-33807).

10.28*

Description of the 2008 Long-Term Incentive Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2008, Commission File No. 0-26176).**

10.29*

DISH Network Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed September 19, 2014, Commission File No. 0-26176).**

10.30*

Amended and Restated DISH Network Corporation 2001 Nonemployee Director Stock Option Plan (incorporated by reference to Appendix B to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.31*

Amended and Restated DISH Network Corporation 1999 Stock Incentive Plan (incorporated by reference to Appendix C to DISH Network Corporation’s Definitive Proxy Statement on Form 14A filed March 31, 2009, Commission File No. 0-26176).**

10.32*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.33*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.34*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.35*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.36*

Amendment to Form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.37*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.38*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference from Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.39*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2011, Commission File No. 001-33807).

10.40*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.41*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.42*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.43*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2012, Commission File No. 0-26176) ***

10.44*

Confidential Settlement Agreement and Release dated as of October 21, 2012 by and between Voom HD Holdings LLC and CSC Holdings, LLC, on the one hand, and DISH Network L.L.C., on the other hand, and for certain limited purposes, DISH Media Holdings Corporation, MSG Holdings, L.P., The Madison Square Garden Company and EchoStar Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2012, Commission File No. 0-26176).***

10.45*

Description of the 2013 Long-Term Incentive Plan dated November 30, 2012 (incorporated by reference to the Current Report on Form 8-K of DISH Network Corporation filed December 6, 2012, Commission File No. 0-26176).**

10.46*

Amendment to EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. dated December 21, 2012 (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2012, Commission File No. 0-26176).***

10.47*

Transaction Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.48*

Investor Rights Agreement, dated February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.49*

Form of Satellite Capacity Agreement between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2014, Commission File No. 0-26176).***

10.50*

Second Amendment to Receiver Agreement dated November 4, 2015, between Echosphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2015, Commission File No. 0-26176).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101 ☐

The following materials from the Annual Report on Form 10-K of DISH DBS Corporation for the year ended December 31, 2015, filed on March 24, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date:  March 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chairman and Chief Executive Officer	March 24, 2016
Charles W. Ergen	(Principal Executive Officer)

/s/ Steven E. Swain	Senior Vice President and Chief Financial Officer	March 24, 2016
Steven E. Swain	(Principal Financial Officer)

/s/ Paul W. Orban	Senior Vice President and Chief Accounting Officer	March 24, 2016
Paul W. Orban	(Principal Accounting Officer)

/s/ James DeFranco	Director	March 24, 2016
James DeFranco

/s/ R. Stanton Dodge	Director	March 24, 2016
R. Stanton Dodge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

DISH DBS Corporation:

We have audited the accompanying consolidated balance sheets of DISH DBS Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of DISH DBS Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DISH DBS Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 24, 2016

DISH DBS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$419,926	$6,762,140
Marketable investment securities	141,335	1,401,145
Trade accounts receivable, net of allowance for doubtful accounts of $20,972 and $23,520, respectively	822,505	902,186
Inventory	390,253	493,546
Other current assets	115,205	130,038
Total current assets	1,889,224	9,689,055

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,374	86,984
Property and equipment, net	2,150,340	2,437,004
FCC authorizations	635,794	635,794
Other noncurrent assets, net	546,824	535,308
Total noncurrent assets	3,415,332	3,695,090
Total assets	$5,304,556	$13,384,145

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$433,349	$388,198
Deferred revenue and other	843,638	865,210
Accrued programming	1,531,389	1,374,710
Accrued interest	224,513	227,158
Other accrued expenses	430,820	441,693
Current portion of long-term debt and capital lease obligations	1,531,928	679,149
Total current liabilities	4,995,637	3,976,118

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,206,687	13,728,749
Deferred tax liabilities	1,089,016	1,188,399
Long-term deferred revenue, distribution and carriage payments and other long-term liabilities	164,682	188,067
Total long-term obligations, net of current portion	13,460,385	15,105,215
Total liabilities	18,456,022	19,081,333

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests	18,000	19,913

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,309,138	1,276,201
Accumulated other comprehensive income (loss)	12,039	28,383
Accumulated earnings (deficit)	(14,492,752)	(7,022,887)
Total DISH DBS stockholder's equity (deficit)	(13,171,575)	(5,718,303)
Noncontrolling interests	2,109	1,202
Total stockholder’s equity (deficit)	(13,169,466)	(5,717,101)
Total liabilities and stockholder’s equity (deficit)	$5,304,556	$13,384,145

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Subscriber-related revenue	$14,524,510	$14,130,607	$13,559,511
Equipment sales and other revenue	113,739	146,806	136,101
Total revenue	14,638,249	14,277,413	13,695,612

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	8,511,404	8,066,642	7,677,111
Satellite and transmission expenses	753,853	685,732	527,483
Cost of sales - equipment, services and other	91,653	106,037	85,627
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	173,331	231,064	252,178
Other subscriber acquisition costs	849,999	912,718	992,221
Subscriber acquisition advertising	552,278	528,642	440,337
Total subscriber acquisition costs	1,575,608	1,672,424	1,684,736
General and administrative expenses	745,366	762,146	687,122
Depreciation and amortization (Note 6)	907,687	956,101	905,987
Total costs and expenses	12,585,571	12,249,082	11,568,066

Operating income (loss)	2,052,678	2,028,331	2,127,546

Other Income (Expense):
Interest income	5,606	35,810	38,214
Interest expense, net of amounts capitalized	(862,231)	(834,856)	(878,550)
Other, net	14,480	(3,394)	(2,833)
Total other income (expense)	(842,145)	(802,440)	(843,169)

Income (loss) before income taxes	1,210,533	1,225,891	1,284,377
Income tax (provision) benefit, net	(447,640)	(410,831)	(459,655)
Net income (loss)	762,893	815,060	824,722
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(17,242)	(9,825)	(300)
Net income (loss) attributable to DISH DBS	$780,135	$824,885	$825,022

Comprehensive Income (Loss):
Net income (loss)	$762,893	$815,060	$824,722
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(23,468)	27,819	8,781
Deferred income tax (expense) benefit, net	7,124	(10,625)	(3,672)
Total other comprehensive income (loss), net of tax	(16,344)	17,194	5,109
Comprehensive income (loss)	746,549	832,254	829,831
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(17,242)	(9,825)	(300)
Comprehensive income (loss) attributable to DISH DBS	$763,791	$842,079	$830,131

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Additional	Other	Accumulated			Redeemable
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling		Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Interest	Total	Interest
Balance, December 31, 2012	$—	$1,254,814	$6,080	$(6,522,794)	$—	$(5,261,900)	$—
Non-cash, stock-based compensation	—	29,647	—	—	—	29,647	—
Income tax (expense) benefit related to stock awards and other	—	18,788	—	—	—	18,788	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	8,781	—	—	8,781	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(3,672)	—	—	(3,672)	—
Capital distribution to EchoStar	—	(3,148)	—	—	—	(3,148)	—
Noncontrolling interest recognized with acquisition of a controlling interest in subsidiary	—	—	—	—	2,882	2,882	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(300)	(300)	—
Net income (loss) attributable to DISH DBS	—	—	—	825,022	—	825,022	—
Balance, December 31, 2013	$—	$1,300,101	$11,189	$(5,697,772)	$2,582	$(4,383,900)	$—
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(2,150,000)	—	(2,150,000)	—
Non-cash, stock-based compensation	—	33,969	—	—	28	33,997	27
Income tax (expense) benefit related to stock awards and other	—	23,022	—	—	(691)	22,331	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	27,819	—	—	27,819	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	(10,625)	—	—	(10,625)	—
Capital distribution to EchoStar - Satellite and Tracking Stock Transaction, net of deferred taxes of $31,274	—	(51,466)	—	—	—	(51,466)	—
Sling TV Exchange Transaction with EchoStar:
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	(5,845)	—	—	(6,118)	(11,963)	—
Deemed distribution to EchoStar- initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	(14,011)	—	—	—	(14,011)	22,500
Contribution of Sling TV from parent	—	(9,569)	—	—	12,612	3,043	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(7,211)	(7,211)	(2,614)
Net income (loss) attributable to DISH DBS	—	—	—	824,885	—	824,885	—
Balance, December 31, 2014	$—	$1,276,201	$28,383	$(7,022,887)	$1,202	$(5,717,101)	$19,913
Dividends to DISH Orbital Corporation (Note 15)	—	—	—	(8,250,000)	—	(8,250,000)	—
Non-cash, stock-based compensation	—	19,072	—	—	—	19,072	127
Income tax (expense) benefit related to stock awards and other	—	23,463	—	—	691	24,154	—
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(23,468)	—	—	(23,468)	—
Deferred income tax (expense) benefit attributable to unrealized gains (losses) on available-for-sale securities	—	—	7,124	—	—	7,124	—
Revaluation of EchoStar's interest in Sling TV to redemption value, net of deferred taxes of $5,820	—	(9,598)	—	—	—	(9,598)	15,418
Net income (loss) attributable to noncontrolling interests	—	—	—	—	216	216	(17,458)
Net income (loss) attributable to DISH DBS	—	—	—	780,135	—	780,135	—
Balance, December 31, 2015	$—	$1,309,138	$12,039	$(14,492,752)	$2,109	$(13,169,466)	$18,000

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$762,893	$815,060	$824,722
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	907,687	956,101	905,987
Non-cash, stock-based compensation	19,199	34,024	29,647
Deferred tax expense (benefit)	(108,821)	87,587	71,405
Other, net	(29,835)	40,274	(82,032)
Changes in current assets and current liabilities, net
Trade accounts receivable	82,229	2,202	(69,545)
Allowance for doubtful accounts	(2,548)	7,539	2,147
Inventory	115,570	(11,718)	(18,437)
Other current assets	14,833	14,373	(26,407)
Trade accounts payable	45,151	(245,677)	108,565
Deferred revenue and other	(21,571)	39,303	(8,040)
Accrued programming and other accrued expenses	165,881	57,939	92,309
Net cash flows from operating activities	1,950,668	1,797,007	1,830,321

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	1,250,791	2,744,000	(1,838,875)
Purchases of property and equipment	(646,607)	(822,121)	(925,203)
Change in restricted cash, cash equivalents and marketable investment securities	4,610	(4,204)	38,881
Other, net	(2,658)	(737)	(12,235)
Net cash flows from investing activities	606,136	1,916,938	(2,737,432)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	2,000,000	2,300,000
Proceeds from issuance of restricted debt	—	—	2,600,000
Redemption of restricted debt	—	—	(2,600,000)
Funding of restricted debt escrow	—	—	(2,596,750)
Release of restricted debt escrow	—	—	2,596,771
Dividend to DISH Orbital Corporation	(8,250,000)	(2,150,000)	—
Redemption and repurchases of long-term debt	(650,001)	(1,099,999)	(500,000)
Repayment of long-term debt and capital lease obligations	(29,206)	(29,649)	(35,586)
Other, net	30,189	33,368	12,764
Net cash flows from financing activities	(8,899,018)	(1,246,280)	1,777,199

Net increase (decrease) in cash and cash equivalents	(6,342,214)	2,467,665	870,088
Cash and cash equivalents, beginning of period	6,762,140	4,294,475	3,424,387
Cash and cash equivalents, end of period	$419,926	$6,762,140	$4,294,475

The accompanying notes are an integral part of these consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our,” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We offer pay-TV services under the DISH®  brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During 2015, we launched our Sling domestic and Sling Latino services.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of December 31, 2015, we had 13.897 million Pay-TV subscribers in the United States.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests.  See below for further information.  Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Redeemable Noncontrolling Interests

Sling TV.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.) to us.  As a result, all operating activities of Sling TV Holding are included in our financial results beginning May 2, 2014.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal was determined to be probable during the third quarter 2015.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes on our Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 15 for further information on Sling TV Holding and the Exchange Agreement.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents.  Cash equivalents as of December 31, 2015 and 2014 may consist of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale.  We adjust the carrying amount of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  This quarterly evaluation consists of reviewing, among other things:

•	the fair value of our marketable investment securities compared to the carrying amount,
•	the historical volatility of the price of each security, and
•	any market and company specific factors related to each security.

Declines in the fair value of debt and equity investments below cost basis are generally accounted for as follows:

Length of Time Investment
Has Been In a Continuous	Treatment of the Decline in Value
Loss Position	(absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Impairment of Long-Lived Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches:  income, cost and/or market.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The carrying amount of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount.  In that event, a loss is recorded in “Impairment of long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group.  Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence.  Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount.  See Note 6 for further information.

DBS Satellites.  We currently evaluate our DBS satellite fleet for impairment as one asset group whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2015.

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

DBS FCC Licenses.  We combine all of our indefinite-lived DBS FCC licenses that we currently utilize or plan to utilize in the future into a single unit of accounting.  For 2015, management performed a qualitative assessment to determine whether it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  In our assessment, we considered several qualitative factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events.  In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the DBS FCC licenses exceeds its carrying amount.  As such, no further analysis was required.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The DBS FCC licenses were assessed quantitatively in 2014 and 2013.  Our quantitative assessments consisted of a discounted cash flow analysis encompassing future cash flows from satellites transmitting from such licensed orbital locations, including revenue attributable to programming offerings from such satellites, the direct operating and subscriber acquisition costs related to such programming, and future capital costs for replacement satellites.  Projected revenue and cost amounts included projected subscribers.  In conducting our annual impairment test in 2014 and 2013, we determined that the fair value of the DBS FCC licenses exceeded its carrying amount.

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

As of December 31, 2015 and 2014, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

Deferred Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized to interest expense using the effective interest rate method over the terms of the respective notes.  See Note 7 for further information.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.

Revenue from our Pay-TV services are recognized when programming is broadcast to subscribers.  Payments received from our Pay-TV subscribers in advance of the broadcast or service period are recorded as “Deferred revenue and other” in our Consolidated Balance Sheets until earned.

For certain of our promotions, subscribers are charged an upfront fee.  A portion of these fees may be deferred and recognized over the estimated subscriber life for new subscribers or the estimated remaining life for existing subscribers ranging from four to five years.  Revenue from advertising sales is recognized when the related services are performed.

Subscriber fees for DISH branded pay-TV equipment rental fees and other hardware related fees, including fees for DVRs, fees for equipment and additional outlet fees, advertising services and fees earned from our in-home service operations are recognized as revenue as earned.  Generally, revenue from equipment sales and equipment upgrades is recognized upon shipment to customers.

Certain of our existing and new subscriber promotions include programming discounts.  Programming revenues are recorded as earned at the discounted monthly rate charged to the subscriber.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We offer our customers the opportunity to download movies for a specific viewing period or permanently purchase a movie from our website.  We recognize revenue when the movie is successfully downloaded by the customer, which, based on our current technology, occurs at the time the customer plays the movie for the first time.

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

Subscriber Acquisition Costs

Subscriber acquisition costs in our Consolidated Statements of Operations and Comprehensive Income (Loss) consist of costs incurred to acquire new Pay-TV subscribers through independent third parties and our direct sales distribution channel.  Subscriber acquisition costs include the following line items from our Consolidated Statements of Operations and Comprehensive Income (Loss):

•

“Cost of sales — subscriber promotion subsidies” includes the cost of our DBS receiver systems sold to independent retailers and other distributors of our equipment and DBS receiver systems sold directly by us to DISH branded pay-TV subscribers.

•

“Other subscriber acquisition costs” includes net costs related to promotional incentives and costs related to installation and other promotional subsidies for our DISH branded pay-TV service as well as our direct sales efforts and commissions for our Sling branded pay-TV services.

•	“Subscriber acquisition advertising” includes advertising and marketing expenses related to the acquisition of new Pay-TV subscribers. Advertising costs are expensed as incurred.

We characterize amounts paid to our independent retailers as consideration for equipment installation services and for equipment buydowns (incentives and rebates) as a reduction of revenue.  We expense payments for equipment installation services as “Other subscriber acquisition costs.”  Our payments for equipment buydowns represent a partial or complete return of the independent retailer’s purchase price and are, therefore, netted against the proceeds received from the independent retailer.  We report the net cost from our various sales promotions through our independent retailer network as a component of “Other subscriber acquisition costs.”

Equipment Lease Programs

DISH branded pay-TV subscribers have the choice of leasing or purchasing the satellite receiver and other equipment necessary to receive our DISH branded pay-TV service.  Most of our new DISH branded pay-TV subscribers choose to lease equipment and thus we retain title to such equipment.  Equipment leased to new and existing DISH branded pay-TV subscribers is capitalized and depreciated over their estimated useful lives.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which is intended to improve financial reporting about leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

3.Supplemental Data - Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash paid for interest	$852,679	$832,654	$875,006
Cash received for interest	5,606	34,534	36,242
Cash paid for income taxes	2,632	18,186	1,351
Cash paid for income taxes to DISH Network	558,220	279,234	433,120
Satellites and other assets financed under capital lease obligations	—	3,462	1,070
Satellite and Tracking Stock Transaction with EchoStar:
Transfer of property and equipment, net	—	432,080	—
Investment in EchoStar and HSSC preferred tracking stock - cost method	—	316,204	—
Transfer of liabilities and other	—	44,540	—
Capital distribution to EchoStar, net of deferred taxes of $31,274	—	51,466	—
Sling TV Exchange Transaction with EchoStar:
Transfer of property and equipment, net	—	8,978	—
Transfer of investments and intangibles, net	—	25,097	—
Capital distribution to EchoStar, net of deferred taxes of $3,542	—	5,845	—
Deemed distribution to EchoStar - initial fair value of redeemable noncontrolling interest, net of deferred taxes of $8,489	—	14,011	—

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$141,335	$1,401,145
Restricted marketable investment securities (1)	82,280	76,970
Total marketable investment securities	223,615	1,478,115

Restricted cash and cash equivalents (1)	94	10,014

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	11,046	11,046
Total other investment securities (2)	327,250	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$550,959	$1,815,379

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Consolidated Balance Sheets.

(2)	Other investment securities are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.  See Note 2 for further information.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2015 and 2014, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Investment in Tracking Stock

On February 20, 2014, we entered into agreements with EchoStar to implement a transaction pursuant to which, among other things:  (i) on March 1, 2014, we transferred to EchoStar and Hughes Satellite Systems Corporation (“HSSC”), a subsidiary of EchoStar, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV (collectively the “Transferred Satellites”), including related in-orbit incentive obligations and cash interest payments of approximately $59 million), and approximately $11 million in cash in exchange for an aggregate of 6,290,499 shares of a series of preferred tracking stock issued by EchoStar and an aggregate of 81.128 shares of a series of preferred tracking stock issued by HSSC (collectively, the “Tracking Stock”); and (ii) beginning on March 1, 2014, we lease back certain satellite capacity on the Transferred Satellites (collectively, the “Satellite and Tracking Stock Transaction”).  As of November 30, 2015, we no longer lease satellite capacity on the EchoStar I satellite.  The Tracking Stock generally tracks the residential retail satellite broadband business of Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HSSC, including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the “Hughes Retail Group”).  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.

Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2015 and 2014, we had accumulated net unrealized gains of $20 million and $43 million, respectively.  These amounts, net of related tax effect, were $12 million and $28 million, respectively.  All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2015				2014
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$82,124	$2	$(135)	$(133)	$58,254	$7	$(11)	$(4)
Commercial paper	—	—	—	—	65,696	—	—	—
Corporate securities	90,838	3	(174)	(171)	1,247,403	5,608	(145)	5,463
Other	17,382	—	(2)	(2)	55,788	—	—	—
Equity securities	33,271	20,034	—	20,034	50,974	37,737	—	37,737
Total	$223,615	$20,039	$(311)	$19,728	$1,478,115	$43,352	$(156)	$43,196

As of December 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $127 million with contractual maturities within one year and $63 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of December 31, 2015, the unrealized losses on our investments in debt securities primarily represented investments in U.S. Treasury and agency securities and corporate securities.  We have the ability to hold and do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	As of December 31,
	2015		2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Debt Securities:
Less than 12 months	$153,580	$(306)	$268,492	$(100)
12 months or more	5,782	(5)	129,092	(56)
Total	$159,362	$(311)	$397,584	$(156)

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of December 31,
	2015				2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$307,405	$25,814	$281,592	$—	$6,605,274	$258,281	$6,346,993	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$82,124	$77,328	$4,796	—	$58,254	$42,710	$15,544	$—
Commercial paper	—	—	—	—	65,696	—	65,696	—
Corporate securities	90,838	—	90,838	—	1,247,403	—	1,247,403	—
Other	17,382	—	17,382	—	55,788	—	55,788	—
Equity securities	33,271	33,271	—	—	50,974	50,974	—	—
Total	$223,615	$110,599	$113,016	$—	$1,478,115	$93,684	$1,384,431	$—

During the years ended December 31, 2015 and 2014, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.Inventory

Inventory consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Finished goods	$194,775	$252,101
Raw materials	120,710	159,095
Work-in-process	74,768	82,350
Total inventory	$390,253	$493,546

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2015	2014
		(In thousands)
Equipment leased to customers	2-5	$3,439,254	$3,524,211
EchoStar XV	15	277,658	277,658
Satellites acquired under capital lease agreements	10-15	499,819	499,819
Furniture, fixtures, equipment and other	1-10	679,221	656,273
Buildings and improvements	1-40	85,547	84,129
Land	-	5,504	5,504
Construction in progress	-	34,793	18,355
Total property and equipment		5,021,796	5,065,949
Accumulated depreciation		(2,871,456)	(2,628,945)
Property and equipment, net		$2,150,340	$2,437,004

Construction in progress consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Software projects	$22,539	$16,353
Other	12,254	2,002
Total construction in progress	$34,793	$18,355

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Equipment leased to customers	$783,310	$810,945	$739,266
Satellites (1)	61,045	68,984	108,682
Buildings, furniture, fixtures, equipment and other	63,332	76,172	58,039
Total depreciation and amortization	$907,687	$956,101	$905,987

(1)	Depreciation and amortization expense decreased $40 million in 2014 as a result of the Satellite and Tracking Stock Transaction. See Note 4 and Note 15 for further information.

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

We did not record any capitalized interest during the years ended December 31, 2015, 2014 or 2013.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellites

Pay-TV Satellites.  We currently utilize 12 satellites in geostationary orbit approximately 22,300 miles above the equator, one of which we own and depreciate over its estimated useful life.  We currently utilize certain capacity on nine satellites that we lease from EchoStar, which are accounted for as operating leases.  We also lease two satellites from third parties, which are accounted for as capital leases and are depreciated over the shorter of the economic life or the term of the satellite agreement.

As of December 31, 2015, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Under Construction:
EchoStar XVIII	Second quarter 2016	110	15

Leased from EchoStar (1):
EchoStar VII (2)(3)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)(3)	February 2006	110	February 2021
EchoStar XI (2)(3)	July 2008	110	September 2021
EchoStar XII (3)	July 2003	61.5	September 2017
EchoStar XIV (2)(3)	March 2010	119	February 2023
EchoStar XVI (4)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 15 for further information on our Related Party Transactions with EchoStar.
(2)

On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things, we transferred these satellites to EchoStar and lease back all available capacity on these satellites.  See Note 4 and Note 15 for further information.

(3)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(4)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

Satellites Under Construction

EchoStar XVIII.  On September 7, 2012, DISH Network entered into a contract with Space Systems/Loral, Inc. (“SS/L”) for the construction of EchoStar XVIII, a DBS satellite with spot beam technology designed for, among other things, HD programming.  During October 2013, DISH Network entered into an agreement with ArianeSpace S.A. for launch services for this satellite, which is expected to launch during the second quarter 2016.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellite Anomalies

Operation of our DISH branded pay-TV service requires that we have adequate satellite transmission capacity for the programming that we offer.  Moreover, current competitive conditions require that we continue to expand our offering of new programming.  While we generally have had in-orbit satellite capacity sufficient to transmit our existing channels and some backup capacity to recover the transmission of certain critical programming, our backup capacity is limited.

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

In the past, certain of our owned and leased satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet.  See Note 2 “Impairment of Long-Lived Assets” for further information on evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail.  We generally do not carry commercial launch or in-orbit insurance on any of the owned or leased satellites that we use, other than certain satellites leased from third parties, and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.  In light of current favorable market conditions, during January 2016, DISH Network procured commercial launch and in-orbit insurance (for a period of one year following launch) for the EchoStar XVIII satellite, which is expected to launch during the second quarter 2016.

Intangible Assets

FCC Authorizations

As of December 31, 2015 and 2014, our FCC Authorizations consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
DBS Licenses	$611,794	$611,794
MVDDS Licenses	24,000	24,000
Total	$635,794	$635,794

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.Long-Term Debt and Capital Lease Obligations

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of December 31, 2015 and 2014:

	As of December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
7 3/4% Senior Notes due 2015 (1)	$—	$—	$650,001	$664,321
7 1/8% Senior Notes due 2016 (2)	1,500,000	1,506,750	1,500,000	1,580,625
4 5/8% Senior Notes due 2017	900,000	922,770	900,000	933,750
4 1/4% Senior Notes due 2018	1,200,000	1,207,560	1,200,000	1,245,600
7 7/8% Senior Notes due 2019	1,400,000	1,525,440	1,400,000	1,589,700
5 1/8% Senior Notes due 2020	1,100,000	1,100,000	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,021,020	2,000,000	2,157,500
5 7/8% Senior Notes due 2022	2,000,000	1,889,780	2,000,000	2,055,000
5 % Senior Notes due 2023	1,500,000	1,297,500	1,500,000	1,470,000
5 7/8% Senior Notes due 2024	2,000,000	1,765,000	2,000,000	2,019,800
Other notes payable	13,686	13,686	14,701	14,701
Subtotal	13,613,686	$13,249,506	14,264,702	$14,830,997
Unamortized deferred financing costs and debt discounts, net	(41,563)		(51,473)
Capital lease obligations (3)	166,492		194,669
Total long-term debt and capital lease obligations (including current portion)	$13,738,615		$14,407,898

(1)	On June 1, 2015, we redeemed the principal balance of our 7 3/4% Senior Notes due 2015.
(2)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(3)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Our Senior Notes are:

•	general unsecured senior obligations of DISH DBS;
•	ranked equally in right of payment with all of DISH DBS’ and the guarantors’ existing and future unsecured senior debt; and
•	ranked effectively junior to our and the guarantors’ current and future secured senior indebtedness up to the value of the collateral securing such indebtedness.

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

7 1/8% Senior Notes due 2016

On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016, using a substantial portion of our and DISH Network’s available cash and investment securities on hand.

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

The 5 7/8% Senior Notes due 2022 are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.

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

5 7/8% Senior Notes due 2024

On November 20, 2014, we issued $2.0 billion aggregate principal amount of our ten-year 5 7/8% Senior Notes due November 15, 2024.  Interest accrues at an annual rate of 5 7/8% and is payable semi-annually in cash, in arrears on May 15 and November 15 of each year.

The 5 7/8% Senior Notes due 2024 are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the related indenture, together with accrued and unpaid interest.  Prior to November 15, 2017, we may also redeem up to 35.0% of the 5 7/8% Senior Notes due 2024 at a specified premium with the net cash proceeds from certain equity offerings or capital contributions.

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

Other Long-Term Debt and Capital Lease Obligations

Other long-term debt and capital lease obligations consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Satellites and other capital lease obligations	$166,492	$194,669
Notes payable related to satellite vendor financing and other debt payable in installments through 2025 with interest rates ranging from approximately 6.0% to 12.5%	13,686	14,701
Total	180,178	209,370
Less: current portion	(31,928)	(29,148)
Other long-term debt and capital lease obligations, net of current portion	$148,250	$180,222

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

As of December 31, 2015 and 2014, we had $500 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $322 million and $279 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $43 million, $43 million and $43 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2015, 2014 and 2013, respectively.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Future minimum lease payments under the capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2015 are as follows (in thousands):

For the Years Ended December 31,
2016	$76,676
2017	75,874
2018	75,849
2019	50,320
2020	48,000
Thereafter	64,000
Total minimum lease payments	390,719
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(186,742)
Net minimum lease payments	203,977
Less: Amount representing interest	(37,485)
Present value of net minimum lease payments	166,492
Less: Current portion	(30,849)
Long-term portion of capital lease obligations	$135,643

The summary of future maturities of our outstanding long-term debt as of December 31, 2015 is included in the commitments table in Note 11.

8.Income Taxes and Accounting for Uncertainty in Income Taxes

Income Taxes

DISH DBS and its domestic subsidiaries join with DISH Network in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns.  The federal and state income tax provisions or benefits recorded by DISH DBS are generally those that would have been recorded if DISH DBS and its domestic subsidiaries had filed returns as a consolidated group independent of DISH Network.  Cash is due and paid to DISH Network based on amounts that would be payable based on DISH DBS consolidated or combined group filings.  Amounts are receivable from DISH Network on a basis similar to when they would be receivable from the IRS or other state taxing authorities.  The amounts paid to DISH Network during the years ended December 31, 2015, 2014 and 2013 were $558 million, $279 million and $433 million, respectively.

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

As of December 31, 2015, we had no net operating loss carryforwards (“NOLs”) for federal income tax purposes and $1 million of NOL benefit for state income tax purposes.  The state NOLs begin to expire in the year 2017.  In addition, there are $15 million of tax benefits related to credit carryforwards which are partially offset by a valuation allowance.  The state credit carryforwards began to expire in the year 2015.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current (benefit) provision:
Federal	$525,224	$342,417	$361,662
State	34,754	(26,163)	13,272
Foreign	(3,517)	6,990	13,316
Total current (benefit) provision	556,461	323,244	388,250

Deferred (benefit) provision:
Federal	(117,608)	78,420	65,955
State	10,192	14,011	5,450
Increase (decrease) in valuation allowance	(1,405)	(4,844)	—
Total deferred (benefit) provision	(108,821)	87,587	71,405
Total (benefit) provision	$447,640	$410,831	$459,655

Our $1.211 billion of “Income (loss) before income taxes” on our Consolidated Statements of Operations and Comprehensive Income (Loss) included income of $3 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2015	2014	2013
	% of pre-tax income/(loss)
Statutory rate	35.0	35.0	35.0
State income taxes, net of federal benefit	3.3	2.0	1.0
Reversal of uncertain tax positions	(0.9)	(3.5)	—
Other, net	(0.4)	—	(0.2)
Total (benefit) provision for income taxes	37.0	33.5	35.8

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities.  Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$12,193	$18,799
Accrued expenses	36,774	40,461
Stock-based compensation	15,708	21,193
Deferred revenue	27,840	31,853
Total deferred tax assets	92,515	112,306
Valuation allowance	(3,810)	(5,214)
Deferred tax asset after valuation allowance	88,705	107,092

Deferred tax liabilities:
Depreciation	(806,105)	(941,262)
FCC authorizations and other intangible amortization	(217,827)	(214,067)
Unrealized gains on available for sale investments	(7,240)	16,210
Bases difference in partnerships and cost method investments (1)	(118,977)	(125,638)
Other liabilities	(27,572)	(30,734)
Total deferred tax liabilities	(1,177,721)	(1,295,491)
Net deferred tax asset (liability)	$(1,089,016)	$(1,188,399)

(1)	Included in this line item are deferred taxes related to our cost method investments, including our cost method investments in the Tracking Stock.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes.  This standard requires that current deferred tax assets and liabilities be classified as noncurrent in a statement of financial position.  We early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis, which resulted in a reclassification of our net current deferred tax asset to the net noncurrent deferred tax liabilities in our Consolidated Balance Sheets.  Prior period amounts have been reclassified to conform to the current period presentation.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Long-term deferred revenue, distribution and carriage payments and other long-term liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2015	2014	2013
	(In thousands)
Balance as of beginning of period	$207,675	$145,884	$185,669
Additions based on tax positions related to the current year	12,502	69,643	9,533
Additions based on tax positions related to prior years	14,593	58,963	66,307
Reductions based on tax positions related to prior years	(24,905)	(16,379)	—
Reductions based on tax positions related to settlements with taxing authorities	(2,648)	(42,023)	(103,311)
Reductions based on tax positions related to the lapse of the statute of limitations	(4,817)	(8,413)	(12,314)
Balance as of end of period	$202,400	$207,675	$145,884

We have $181 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2015, we recorded $3 million in net interest and penalty expense to earnings.  During the year ended December 31, 2014, we recorded a credit of $3 million in net interest and penalty expense to earnings.  During the year ended December 31, 2013, we recorded $8 million in net interest and penalty expense to earnings.  Accrued interest and penalties were $14 million and $10 million at December 31, 2015 and 2014, respectively.  The above table excludes these amounts.

9.Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in the DISH Network employee stock purchase plan (the “ESPP”), in which DISH Network is authorized to issue up to 2.8 million shares of Class A common stock.  At December 31, 2015, DISH Network had 1.0 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees who have been employed by DISH Network for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of DISH Network’s Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2015, 2014 and 2013, employee purchases of DISH Network’s Class A common stock through the ESPP totaled approximately 0.1 million, 0.1 million and 0.1 million shares, respectively.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2015	2014	2013
	(In thousands)
Matching contributions, net of forfeitures	$6,145	$6,222	$5,994
Discretionary stock contributions, net of forfeitures	$25,261	$25,972	$26,096

10.Stock-Based Compensation

Stock Incentive Plans

DISH Network maintains stock incentive plans to attract and retain officers, directors and key employees.  Our employees participate in the DISH Network stock incentive plans.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2015, there were outstanding under these plans stock options to acquire 6.8 million shares of DISH Network’s Class A common stock and 1.4 million restricted stock units associated with our employees.  Stock options granted on or prior to December 31, 2015 were granted with exercise prices equal to or greater than the market value of DISH Network Class A common stock at the date of grant and with a maximum term of approximately ten years.  While historically DISH Network has issued stock awards subject to vesting, typically at the rate of 20% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain DISH Network-specific subscriber, operational and/or financial goals.  As of December 31, 2015, DISH Network had 69.0 million shares of its Class A common stock available for future grant under its stock incentive plans.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following stock awards were outstanding:

	As of December 31, 2015
	DISH Network Awards		EchoStar Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by DISH DBS employees	6,807,169	1,382,250	44,548	—

Exercise prices for DISH Network stock options outstanding and exercisable associated with our employees as of December 31, 2015 were as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$—	-	$10.00	236,379	2.38	$6.35	236,379	2.38	$6.35
$10.01	-	$20.00	1,944,187	4.44	$15.48	144,187	3.72	$16.67
$20.01	-	$30.00	1,892,978	4.97	$26.33	1,171,378	4.54	$26.12
$30.01	-	$40.00	1,633,075	6.77	$36.12	227,975	6.24	$35.07
$40.01	-	$50.00	21,400	5.75	$44.65	8,000	3.15	$42.92
$50.01	-	$60.00	113,500	7.07	$58.09	24,000	4.71	$57.92
$60.01	-	$70.00	945,650	8.18	$66.37	95,150	7.73	$64.01
$70.01	-	$80.00	20,000	4.00	$72.89	20,000	4.00	$72.89
$—	-	$80.00	6,807,169	5.64	$31.17	1,927,069	4.56	$26.87

Stock Award Activity

DISH Network stock option activity associated with our employees was as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period (1)	10,214,344	$25.29	11,938,090	$22.49	13,018,490	$18.99
Granted	452,000	$69.11	667,750	$63.23	2,225,500	$36.75
Exercised	(1,731,975)	$16.26	(2,233,496)	$20.49	(3,172,900)	$14.70
Forfeited and cancelled	(2,127,200)	$23.12	(158,000)	$41.84	(133,000)	$30.25
Total options outstanding, end of period	6,807,169	$31.17	10,214,344	$25.29	11,938,090	$22.49
Performance based options outstanding, end of period (2)	3,904,500	$28.03	5,926,500	$25.15	6,468,500	$24.92
Exercisable at end of period	1,927,069	$26.87	3,107,544	$19.81	4,061,289	$17.88

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We realized tax benefits from stock awards exercised as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Tax benefit from stock awards exercised	$33,716	$42,334	$37,583

Based on the closing market price of DISH Network Class A common stock on December 31, 2015, the aggregate intrinsic value of stock options associated with our employees was as follows:

	As of December 31, 2015
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$186,144	$59,395

DISH Network restricted stock unit activity associated with our employees was as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	1,731,332	$32.60	1,863,165	$29.27	1,076,748	$22.82
Granted	62,530	$68.79	316,500	$63.57	990,000	$36.53
Vested	(125,280)	$63.92	(278,000)	$45.04	(135,250)	$29.19
Forfeited and cancelled	(286,332)	$29.67	(170,333)	$33.43	(68,333)	$32.91
Total restricted stock units outstanding, end of period (1)	1,382,250	$32.01	1,731,332	$32.60	1,863,165	$29.27

(1)	All restricted stock units outstanding are Restricted Performance Units. See discussion of the 2005 LTIP, 2008 LTIP, 2013 LTIP and Other Employee Performance Awards below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provided stock options and restricted stock units, either alone or in combination, which vested over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards was subject to the foregoing vesting schedule and a performance condition that a DISH Network-specific subscriber goal be achieved by March 31, 2015.  It was determined that the performance goal can no longer be achieved under the terms of the 2005 LTIP.  None of the awards became exercisable and the 2005 LTIP expired by its terms on March 31, 2015.

2008 LTIP.  During 2008, DISH Network adopted a long-term, performance-based stock incentive plan (the “2008 LTIP”).  The 2008 LTIP provided stock options and restricted stock units, either alone or in combination, which vested based on DISH Network-specific subscriber and financial goals.  As of June 30, 2013, 100% of the eligible 2008 LTIP awards had vested.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

During the years ended December 31, 2015, 2014, 2013, DISH Network determined that 30%, 10% and 20%, respectively, of the 2013 LTIP performance goals were probable of achievement.  As a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”  As of December 31, 2015, approximately 20% of the 2013 LTIP awards had vested.

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

Although no awards vest until the performance goals are attained, DISH Network determined that certain goals were probable of achievement and, as a result, we recorded non-cash, stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, as indicated in the table below titled “Non-Cash, Stock-Based Compensation Expense Recognized.”

Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross new subscriber activation rates and certain other factors can significantly impact subscriber growth.  Consequently, while it was determined that achievement of certain DISH Network-specific subscriber, operational and/or financial goals was not probable as of December 31, 2015, that assessment could change in the future.

The non-cash, stock-based compensation expense associated with these awards for our employees was as follows:

	For the Years Ended December 31,
Non-Cash, Stock-Based Compensation Expense Recognized	2015	2014	2013
	(In thousands)
2008 LTIP	$—	$—	$2,719
2013 LTIP	10,157	12,361	8,137
Other employee performance awards	1,694	14,095	4,045
Total non-cash, stock-based compensation expense recognized for performance based awards	$11,851	$26,456	$14,901

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Estimated Remaining Non-Cash, Stock-Based Compensation Expense	2013 LTIP	Other Employee Performance Awards
	(In thousands)
Expense estimated to be recognized during 2016	$7,112	$—
Estimated contingent expense subsequent to 2016	39,218	36,087
Total estimated remaining expense over the term of the plan	$46,330	$36,087

Of the 6.8 million stock options and 1.4 million restricted stock units outstanding under the DISH Network stock incentive plans associated with our employees as of December 31, 2015, the following awards were outstanding pursuant to the performance based stock incentive plans:

	As of December 31, 2015
Performance Based Stock Options	Number of Awards	Weighted- Average Exercise Price
2013 LTIP	1,564,500	$42.63
Other employee performance awards	2,340,000	$18.27
Total	3,904,500	$28.03

Restricted Performance Units
2013 LTIP	782,250
Other employee performance awards	600,000
Total	1,382,250

Stock-Based Compensation

During the year ended December 31, 2013, we incurred an initial charge related to vested options of $4 million of additional non-cash, stock-based compensation expense in connection with the 2012 Stock Option Adjustment discussed previously.  These amounts are included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2015, 2014 and 2013 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Subscriber-related	$2,164	$1,859	$1,947
General and administrative	17,035	32,165	27,700
Total non-cash, stock based compensation	$19,199	$34,024	$29,647

As of December 31, 2015, our total unrecognized compensation cost related to the non-performance based unvested stock awards was $14 million.  This cost was based on an estimated future forfeiture rate of approximately 3.6% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Valuation

The fair value of each stock option granted for the years ended December 31, 2015, 2014 and 2013 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Years Ended December 31,
Stock Options	2015			2014			2013
Risk-free interest rate	1.40%	-	2.19%	1.80%	-	2.84%	0.91%	-	2.66%
Volatility factor	26.42%	-	36.22%	28.53%	-	38.62%	32.37%	-	39.87%
Expected term of options in years	5.5	-	7.8	5.5	-	9.0	5.6	-	10.0
Weighted-average fair value of options granted	$16.14	-	$29.73	$19.08	-	$29.20	$14.49	-	$21.09

While DISH Network currently does not intend to declare dividends on its common stock, it may elect to do so from time to time.  Accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions.  Changes in these subjective input assumptions can materially affect the fair value estimate.

We will continue to evaluate the assumptions used to derive the estimated fair value of DISH Network’s stock options as new events or changes in circumstances become known.

11.Commitments and Contingencies

Commitments

As of December 31, 2015, future maturities of our long-term debt, capital lease and contractual obligations are summarized as follows:

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Long-term debt obligations	$13,613,686	$1,501,079	$901,097	$1,201,163	$1,401,233	$1,101,307	$7,507,807
Capital lease obligations	166,492	30,849	32,994	36,175	19,503	19,137	27,834
Interest expense on long-term debt and capital lease obligations	4,186,257	770,957	714,722	644,542	616,490	476,593	962,953
Satellite-related obligations	1,911,033	362,684	336,526	327,197	301,102	241,371	342,153
Operating lease obligations	178,918	52,305	32,960	22,563	15,623	10,040	45,427
Purchase obligations	2,279,706	1,723,073	248,443	165,584	115,814	11,892	14,900
Total	$22,336,092	$4,440,947	$2,266,742	$2,397,224	$2,469,765	$1,860,340	$8,901,074

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent that we procure launch and/or in-orbit insurance on our satellites or contract for the construction, launch or lease of additional satellites.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The table above does not include $202 million of liabilities associated with unrecognized tax benefits that were accrued, as discussed in Note 8, and are included on our Consolidated Balance Sheets as of December 31, 2015.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the upcoming broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 is scheduled to begin on March 29, 2016.

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

DISH Network Non-Controlling Investments in the Northstar Entities and the SNR Entities Related to AWS-3 Wireless Spectrum Licenses

Through its wholly-owned subsidiaries American AWS-3 Wireless II L.L.C. (“American II”) and American AWS-3 Wireless III L.L.C. (“American III”), DISH Network has made over $10.0 billion in certain non-controlling investments in Northstar Spectrum, LLC (“Northstar Spectrum”), the parent company of Northstar Wireless, LLC (“Northstar Wireless,” and collectively with Northstar Spectrum, the “Northstar Entities”), and in SNR Wireless HoldCo, LLC (“SNR HoldCo”), the parent company of SNR Wireless LicenseCo, LLC (“SNR Wireless,” and collectively with SNR HoldCo, the “SNR Entities”), respectively.  On October 27, 2015, the FCC granted certain AWS-3 wireless spectrum licenses (the “AWS-3 Licenses”) to Northstar Wireless (the “Northstar Licenses”) and to SNR Wireless (the “SNR Licenses”), respectively.  DISH Network may need to make significant additional loans to the Northstar Entities and to the SNR Entities, or they may need to partner with others, so that the Northstar Entities and the SNR Entities may commercialize, build-out and integrate the Northstar Licenses and the SNR Licenses, and comply with regulations applicable to the Northstar Licenses and the SNR Licenses.  Depending upon the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such loans or partnerships could vary significantly.

In connection with certain funding obligations related to the investments by American II and American III discussed above, in February 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included such funding obligations, and to fund other DISH Network cash needs.  We may make additional cash distributions to finance in whole or in part loans that DISH Network may make to the Northstar Entities and the SNR Entities in the future related to DISH Network’s non-controlling investments in these entities.  There can be no assurance that DISH Network will be able to obtain a profitable return on its non-controlling investments in the Northstar Entities and the SNR Entities.

We may need to raise significant additional capital in the future, which may not be available on acceptable terms or at all, to among other things, make additional cash distributions to DISH Network, continue investing in our business and to pursue acquisitions and other strategic transactions.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

See “Item 1A. Risk Factors – We have made substantial investments to acquire certain wireless spectrum licenses and other related assets.  In addition, we have made substantial non-controlling investments in the Northstar Entities and the SNR Entities related to AWS-3 wireless spectrum licenses” in DISH Network’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of December 31, 2015, the remaining obligation of the DISH Network guarantee was $248 million.

As of December 31, 2015, we have not recorded a liability on the balance sheet for this guarantee.

Purchase Obligations

Our 2016 purchase obligations primarily consist of binding purchase orders for receiver systems and related equipment, digital broadcast operations, transmission costs, engineering services, and other products and services related to the operation of our Pay-TV services.  Our purchase obligations also include certain fixed contractual commitments to purchase programming content.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s timing of payments and inventory purchases, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Programming Contracts

In the normal course of business, we enter into contracts to purchase programming content in which our payment obligations are generally contingent on the number of Pay-TV subscribers to whom we provide the respective content.  These programming commitments are not included in the “Commitments” table above.  The terms of our contracts typically range from one to ten years with annual rate increases.  Our programming expenses will continue to increase to the extent we are successful in growing our Pay-TV subscriber base.  In addition, programming costs continue to increase due to contractual price increases and the renewal of long-term programming contracts on less favorable pricing terms.

Rent Expense

Total rent expense for operating leases was $477 million, $468 million and $303 million in 2015, 2014 and 2013, respectively.  Rent expense in 2014 increased as a result of the Satellite and Tracking Stock Transaction.  See Note 4 and Note 15 for further information.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future.  We may not be aware of all intellectual property rights that our products or services may potentially infringe.  Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components of our products and services.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us, our wholly-owned subsidiary DISH Network L.L.C., DISH Network, EchoStar, and its wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that our Hopper and Joey® set-top boxes infringe the 233 patent.  On the same day, CRFD filed similar complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On January 26, 2015, we and EchoStar filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of the 233 patent, and it heard oral argument on January 16, 2016.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of the proceeding before the United States Patent and Trademark Office.

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

Customedia Technologies, L.L.C.

On February 10, 2016, Customedia Technologies, L.L.C. (“Customedia”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of four patents:  United States Patent No. 8,719,090; United States Patent No. 9,053,494; United States Patent No. 7,840,437; and United States Patent No. 8,955,029.  Each patent is entitled “System for Data Management And On-Demand Rental And Purchase Of Digital Data Products.”  Customedia appears to allege infringement in connection with our addressable advertising services, our DISH Anywhere feature, and our Pay-Per-View and video-on-demand offerings.  Customedia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and the Telemarketing Sales Rule, as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs are also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.  In pre-trial disclosures, the federal plaintiff indicated that it intends to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intend to seek $23.5 billion in alleged civil penalties and damages.  The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it is seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it is seeking $100 million in alleged civil penalties and damages; the Ohio state plaintiff indicated that it is seeking approximately $10 million in alleged civil penalties and damages; and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they are seeking.  The Court will conduct a second phase of the bench trial in October 2016, which we anticipate will cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence presented by the plaintiffs in the first phase.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations at issue in the case described in the previous paragraph are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina.

We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Dragon Intellectual Property, LLC

On December 20, 2013, Dragon Intellectual Property, LLC (“Dragon IP”) filed complaints against our wholly-owned subsidiary DISH Network L.L.C., as well as Apple Inc.; AT&T, Inc.; Charter Communications, Inc.; Comcast Corp.; Cox Communications, Inc.; DirecTV; Sirius XM Radio Inc.; Time Warner Cable Inc. and Verizon Communications, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 5,930,444 (the “444 patent”), which is entitled “Simultaneous Recording and Playback Apparatus.”  Dragon IP alleges that various of our DVR receivers infringe the 444 patent.  Dragon IP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 23, 2014, DISH Network L.L.C. filed a petition before the United States Patent and Trademark Office challenging the validity of the 444 patent.  On April 10, 2015, the Court granted DISH Network L.L.C.’s motion to stay the action in light of DISH Network L.L.C.’s petition and certain other defendants’ petitions pending before the United States Patent and Trademark Office challenging the validity of the 444 patent.  On July 17, 2015, the United States Patent and Trademark Office agreed to institute a proceeding on our petition, and it heard oral argument on February 9, 2016.

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

Grecia

On March 27, 2015, William Grecia (“Grecia”) filed a complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,533,860 (the “860 patent”), which is entitled “Personalized Digital Media Access System—PDMAS Part II.”  Grecia alleges that we violate the 860 patent in connection with our digital rights management.  Grecia is the named inventor on the 860 patent.  On June 22, 2015, the case was transferred to the United States District Court for the Northern District of California.  On November 18, 2015, Grecia filed an amended complaint adding allegations that we infringe U.S. Patent No. 8,402,555 (the “555 patent”), which is entitled “Personalized Digital Media Access System (PDMAS).” Grecia is the named inventor on the 555 patent.  Grecia alleges that we violate the 555 patent in connection with our digital rights management.  Grecia dismissed his action with prejudice on February 3, 2016.

On February 3, 2016, Grecia filed a new complaint against our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Northern District of California, alleging infringement of United States Patent No. 8,887,308 (the “308 patent”), which is entitled “Digital Cloud Access—PDMAS Part III,” on which Grecia is also the named inventor.  Grecia alleges that we violate the 308 patent in connection with our DISH Anywhere feature.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file one.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  The Fox action was dismissed on February 11, 2016.  On March 4, 2016, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs until September 9, 2016; provided that either party may file a motion with the Court to lift the stay after May 27, 2016.  No trial date is currently set on the NBC claims.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On January 12, 2015, the Court ruled on the Fox plaintiffs’ and our respective motions for summary judgment, holding that:  (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate the copyright laws; (b) certain quality assurance copies (which were discontinued in November 2012) do violate the copyright laws; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and such quality assurance copies breach our Fox retransmission consent agreement.  At the parties’ joint request, the Court had stayed the case until January 15, 2016.  Pursuant to a settlement between us and the Fox plaintiffs, we, EchoStar Technologies L.L.C. and the Fox plaintiffs filed a motion to dismiss with prejudice all of our respective claims pending in the California court.  The Court ordered such dismissal on February 11, 2016.

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

We intend to vigorously prosecute and defend our position in this case.  In the event that a court ultimately determines that we infringe the asserted copyrights, or are in breach of the retransmission consent agreement, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  In addition, as a result of this litigation, we may not be able to renew our retransmission consent agreement and other programming agreements on favorable terms or at all.  If we are unable to renew these agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming.  Loss of access to existing programming could have a material adverse effect on our business, financial condition and results of operations, including, among other things, our gross new subscriber activations and subscriber churn rate.  We cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against DISH Network, LBAC, EchoStar, Charles W. Ergen (our Chairman and Chief Executive Officer), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the Bankruptcy Court.  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than DISH Network, LBAC and EchoStar.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against DISH Network, EchoStar, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against DISH Network, EchoStar and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against DISH Network and EchoStar, and it rejected some but not all claims against the other defendants.  On July 7, 2015, the United States District Court for the Southern District of New York denied Harbinger’s motion for an interlocutory appeal of certain Bankruptcy Court orders in the adversary proceeding.  On March 27, 2015, the Bankruptcy Court entered an order confirming the Modified Second Amended Joint Plan pursuant to Chapter 11 of the Bankruptcy Code and, on December 7, 2015, the Plan became effective.

DISH Network intends to vigorously defend any claims against it in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

LightSquared/Harbinger Capital Partners LLC (Harbinger Colorado and New York Actions)

On July 8, 2014, Harbinger filed suit against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the District of Colorado.  The complaint asserts claims for tortious interference with contract and abuse of process, as well as claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger seeks to rely effectively on the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  The complaint seeks damages in excess of $500 million, which under federal and state law may be trebled.  On April 28, 2015, the District Court granted DISH Network’s motion to dismiss the complaint.  On May 28, 2015, Harbinger filed a notice of appeal and on July 27, 2015, the United States Court of Appeals for the Tenth Circuit granted Harbinger’s unopposed motion to dismiss the appeal with prejudice.  The Colorado matter is now concluded.

On July 21, 2015, Harbinger filed a substantially similar complaint against DISH Network, LBAC, Mr. Ergen, SPSO, and certain other parties, in the United States District Court for the Southern District of New York.  The complaint again asserts claims for tortious interference with contract and abuse of process, and also repeats the same claims alleging violations of the federal Racketeering Influenced and Corrupt Organization Act and the Colorado Organized Crime Control Act.  Harbinger again seeks to rely on the same facts and circumstances that were at issue in the LightSquared adversary proceeding pending in the Bankruptcy Court.  Harbinger argues that the defendants’ alleged conduct, among other things, is responsible for Harbinger’s losing control of LightSquared and causing Harbinger to lose certain of its equity interests or rights in LightSquared.  This complaint seeks damages in excess of $1.5 billion, which under federal and state law may be trebled.  On November 2, 2015, we filed a motion to dismiss the complaint, and discovery was stayed pending resolution of our motion to dismiss.  On December 22, 2015, Harbinger filed a motion to voluntarily dismiss the complaint without prejudice.  The District Court ordered such dismissal on December 23, 2015.  The New York matter is now concluded.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On October 17, 2014, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434 entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366 entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317 (the “317 patent”) entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184 entitled “Automated Reply Generation Direct Marketing System”; and 6,999,938 entitled “Automated Reply Generation Direct Marketing System.”  Phoenix alleged that we infringe the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On September 15, 2015, we and certain other parties filed a petition for a covered business method patent review of the 317 Patent (the “CBM Patent Review”) before the United States Patent and Trademark Office.  On November 4, 2015, the Court dismissed all of Phoenix’s claims in the action against DISH Network with prejudice pursuant to a settlement agreement.  As a result, DISH Network withdrew from the CBM Patent Review.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed a complaint against us; our wholly-owned subsidiary DISH Network L.L.C.; DISH Network; EchoStar; and EchoStar’s subsidiaries EchoStar Technologies L.L.C., Hughes Satellite Systems Corporation, and Sling Media Inc., in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that our Hopper set-top boxes, ViP 722 and ViP 722k DVR devices, as well as our DISH Anywhere™ service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions.  On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

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

TQ Delta, LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against DISH Network, us and our wholly-owned subsidiary DISH Network L.L.C. in the United States District Court for the District of Delaware.  The Complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No. 7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.”  TQ Delta alleges that our satellite TV service, Internet service, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents.  On the same day, in the same court, TQ Delta filed actions alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc.  TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial has been set for November 13, 2017.

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

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint in the United States District Court for the District of Colorado against us; DISH Network; our wholly owned subsidiaries DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C.; and EchoStar Corporation, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C. and Sling Media, Inc.  The complaint alleges infringement of United States Patent Nos. 5,778,187, 5,983,005, 6,434,622 and 7,266,686, each entitled “Multicasting Method and Apparatus,” and United States Patent No. 9,124,607, entitled “Methods and Systems for Playing Media.”  TWM claims infringement by our Sling TV domestic and international services, Slingboxes and DISH DVRs incorporating Slingbox technology, and the DISH Anywhere application and website.  TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

12.Financial Information for Subsidiary Guarantors

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

13.Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2015, 2014 and 2013 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2015	$23,520	$94,205	$(96,753)	$20,972
December 31, 2014	$15,981	$151,016	$(143,477)	$23,520
December 31, 2013	$13,834	$125,664	$(123,517)	$15,981

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

14.Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Year ended December 31, 2015:
Total revenue	$3,621,062	$3,724,434	$3,624,548	$3,668,205
Operating income (loss)	506,289	553,024	461,038	532,327
Net income (loss) attributable to DISH DBS	187,932	212,113	172,154	207,936

Year ended December 31, 2014:
Total revenue	$3,510,210	$3,598,565	$3,585,372	$3,583,266
Operating income (loss)	508,270	497,196	420,459	602,406
Net income (loss) attributable to DISH DBS	190,152	190,486	155,041	289,206

15.Related Party Transactions

Related Party Transactions with DISH Network

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included certain funding obligations related to DISH Network’s non-controlling equity and debt investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

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

Blockbuster.  On April 26, 2011, our parent, DISH Network, completed the acquisition of most of the assets of Blockbuster, Inc.  During the year ended December 31, 2013, we recorded $11 million of “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for Blockbuster services provided to our subscribers related to certain of our promotions.  As of December 31, 2013, Blockbuster had ceased material operations.  As a result, during the years ended December 31, 2015 and 2014, respectively, we did not record any expense related to these services.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the years ended December 31, 2015, 2014 and 2013, we received revenue associated with these services of $10 million, $18 million and $15 million, respectively, in “Subscriber-related revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s broadband, Wireless and other operations.  In addition, we provide call center, installation and other services to DISH Network for its broadband business.  During the years ended December 31, 2015, 2014 and 2013, the costs associated with these services were $14 million, $12 million and $10 million, respectively.

Related Party Transactions with EchoStar

Following the Spin-off, DISH Network and EchoStar have operated as separate publicly-traded companies, and, except for the Satellite and Tracking Stock Transaction and Sling TV Holding described below, neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman and Chief Executive Officer, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

“Trade accounts receivable”

As of December 31, 2015 and 2014, trade accounts receivable from EchoStar was $23 million and $31 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2015 and 2014, trade accounts payable to EchoStar was $263 million and $236 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Consolidated Balance Sheets.

“Equipment sales and other revenue”

During the years ended December 31, 2015, 2014 and 2013, we received $46 million, $62 million and $43 million, respectively, for equipment sales, services and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

EchoStar XV.  During May 2013, we began leasing satellite capacity to EchoStar on EchoStar XV and relocated the satellite for testing at EchoStar’s Brazilian authorization at the 45 degree orbital location.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015 and EchoStar relocated this satellite from the 45 degree orbital location back to the 61.5 degree orbital location where it currently serves as an in-orbit spare.

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

“Subscriber-related expenses”

During the years ended December 31, 2015, 2014 and 2013, we incurred $12 million, $9 million and $5 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive certain services related to placeshifting, which is used for, among other things, the DISH Anywhere mobile application.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement renewed on February 23, 2016 for an additional one-year period until February 23, 2017.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with EchoStar pursuant to which we receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement renewed on February 23, 2016 for an additional one-year period until February 23, 2017.  This agreement may be terminated for any reason upon at least 120 days notice to EchoStar.

“Satellite and transmission expenses”

During the years ended December 31, 2015, 2014 and 2013, we incurred $715 million, $646 million and $487 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Satellite Capacity Leased from EchoStar. Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which we lease certain capacity on certain satellites owned or leased by EchoStar.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite and the length of the lease.  See “Pay-TV Satellites” in Note 6 for further information.  The term of each lease is set forth below:

•

EchoStar I, VII, X, XI and XIV.  On March 1, 2014, we began leasing all available capacity from EchoStar on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite capacity agreement generally terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  We generally have the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  The satellite capacity agreement for EchoStar I expired on November 30, 2015.

•

EchoStar VIII.  During May 2013, we began leasing capacity from EchoStar on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this lease converted to a month-to-month lease.  Both parties have the right to terminate this lease with 30 days notice.  This lease terminated in November 2015.

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

QuetzSat-1 Lease Agreement.  During 2008, EchoStar entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to EchoStar of service on 32 DBS transponders on the QuetzSat-1 satellite.  During 2008, EchoStar also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with us pursuant to which we receive service from EchoStar on 24 DBS transponders.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree orbital location while we and EchoStar explored alternative uses for the QuetzSat-1 satellite.  In the interim, EchoStar provided us with alternate capacity at the 77 degree orbital location.  During the first quarter 2013, we and EchoStar entered into an agreement pursuant to which we sublease five DBS transponders back to EchoStar.  During January 2013, QuetzSat-1 was moved to the 77 degree orbital location and we commenced commercial operations at that location in February 2013.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Since the Exchange Agreement is among entities under common control, we recorded the difference between the historical cost basis of the assets transferred to EchoStar and our historical cost basis in EchoStar’s one-third noncontrolling interest in Sling TV Holding as a $6 million, net of deferred taxes, capital distribution in “Additional paid-in capital” on our Consolidated Balance Sheets.  In addition, we recorded the initial fair value of EchoStar’s ten percent non-voting interest as a $14 million, net of deferred taxes, deemed distribution in “Additional paid-in capital” on our Consolidated Balance Sheets.

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal was determined to be probable during the third quarter 2015.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Consolidated Balance Sheets.  As of December 31, 2015, this difference was $10 million, net of deferred taxes.  Subsequent to the Exchange Agreement, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

“General and administrative expenses”

During the years ended December 31, 2015, 2014 and 2013, we incurred $92 million, $101 million and $69 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.  In February 2016, we provided EchoStar notice to terminate this lease effective August 2016.

•	Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

•	Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016.

•	EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

•

Gilbert Lease Agreement.  Effective August 1, 2014, we began leasing certain space from EchoStar at 801 N. DISH Dr. in Gilbert, Arizona for a period ending on July 31, 2016.  We also have renewal options for three additional one-year terms.

•	Cheyenne Lease Agreement. The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Application Development Agreement.  During the fourth quarter 2012, we and EchoStar entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which EchoStar provides us with certain services relating to the development of web-based applications for set-top boxes for a period ending on February 1, 2017.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or EchoStar at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at EchoStar’s cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2016 for an additional one-year period until January 1, 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services that we provide to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Agreements — EchoStar

Receiver Agreement.  EchoStar is currently our primary supplier of set-top box receivers.  Effective January 1, 2012, we and EchoStar entered into a receiver agreement (the “2012 Receiver Agreement”) pursuant to which we have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment.  On November 4, 2015, we and EchoStar amended the 2012 Receiver Agreement to extend the term thereof for one additional year until December 31, 2016.    The 2012 Receiver Agreement allows us to purchase digital set-top boxes, related accessories and other equipment from EchoStar either: (i) at a cost (decreasing as EchoStar reduces costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on EchoStar’s mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, EchoStar’s margins will be increased if they are able to reduce the costs of their digital set-top boxes and their margins will be reduced if these costs increase.  EchoStar provides us with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We are able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to EchoStar.  EchoStar is able to terminate the 2012 Receiver Agreement if certain entities acquire us.

For the years ended December 31, 2015, 2014 and 2013, we purchased set-top boxes and other equipment from EchoStar of $753 million, $1.114 billion and $1.242 billion, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Satellite and Tracking Stock Transaction with EchoStar.  On February 20, 2014, we entered into the Satellite and Tracking Stock Transaction with EchoStar pursuant to which, among other things: (i) on March 1, 2014, we transferred to EchoStar and HSSC the Transferred Satellites, including related in-orbit incentive obligations and cash interest payments of approximately $59 million and approximately $11 million in cash in exchange for the Tracking Stock; and (ii) beginning on March 1, 2014, we lease back all available satellite capacity on the Transferred Satellites.  The Satellite and Tracking Stock Transaction is further described below:

•

Transaction Agreement.  On February 20, 2014, DOLLC, DNLLC and EchoStar XI Holding L.L.C., all indirect wholly-owned subsidiaries of us, entered into the Transaction Agreement with EchoStar, HSSC and Alpha Company LLC, a wholly-owned subsidiary of EchoStar, pursuant to which, on March 1, 2014, we, among other things, transferred to EchoStar and HSSC the Transferred Satellites in exchange for the Tracking Stock.  The Tracking Stock generally tracks the Hughes Retail Group.  The shares of the Tracking Stock issued to us represent an aggregate 80% economic interest in the Hughes Retail Group.  Since the Satellite and Tracking Stock Transaction is among entities under common control, we recorded the Tracking Stock at EchoStar’s and HSSC’s historical cost basis for these instruments of $229 million and $87 million, respectively.  The difference between the historical cost basis of the Tracking Stock received and the net carrying value of the Transferred Satellites of $356 million (including debt obligations, net of deferred taxes), plus the $11 million in cash, resulted in a $51 million capital transaction recorded in “Additional paid-in capital” on our Consolidated Balance Sheets.  Although our investment in the Tracking Stock represents an aggregate 80% economic interest in the Hughes Retail Group, we have no operational control or significant influence over the Hughes Retail Group business, and currently there is no public market for the Tracking Stock.  As such, the Tracking Stock is accounted for under the cost method of accounting.  The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

•

Satellite Capacity Leased from EchoStar.  On February 20, 2014, we entered into satellite capacity agreements with certain subsidiaries of EchoStar pursuant to which, beginning March 1, 2014, we, among other things, lease all available satellite capacity on the Transferred Satellites.  The satellite capacity agreement for EchoStar I expired on November 30, 2015.  See further information under “Satellite and transmission expenses – Satellite Capacity Leased from EchoStar.”

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

DISH DBS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

PMC.  During 2008, PMC filed suit against DISH Network; EchoStar and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  On May 7, 2015, DISH Network, EchoStar and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to DISH Network and EchoStar for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against DISH Network and EchoStar with prejudice.  See Note 11 for further information.  In June 2015, DISH Network and EchoStar agreed that EchoStar would contribute a one-time payment of $5 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things:  (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.  During the year ended December 31, 2015, we paid EchoStar approximately $1 million related to this agreement.

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

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$89,195	$84,636	$91,712

	As of December 31,
	2015	2014
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$19,362	$14,819
Commitments to NagraStar	$1,532	$12,368