Form 10-Q
period 2016-03-31
DISH DBS CORP
filed 2016-04-25
CIK 1042642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission File Number: 333-31929

DISH DBS Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1328967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)

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

As of April 15, 2016, the registrant’s outstanding common stock consisted of 1,015 shares of common stock, $0.01 par value.

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

•	Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We are subject to digital high-definition (“HD”) “carry-one, carry-all” requirements that cause capacity constraints.

•	Our business, investor confidence in our financial results, and DISH Network’s stock price may be adversely affected if our internal controls are not effective.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K (the “10-K”) filed with the SEC, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.  All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements.  The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

Unless otherwise required by the context, in this report, the words “DISH DBS,” the “Company,” “we,” “our” and “us” refer to DISH DBS Corporation and its subsidiaries, “DISH Network” refers to DISH Network Corporation, our parent company, and its subsidiaries, including us, and “EchoStar” refers to EchoStar Corporation and its subsidiaries.

Item 1. FINANCIAL STATEMENTS

DISH DBS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$52,113	$419,926
Marketable investment securities	26	141,335
Trade accounts receivable, net of allowance for doubtful accounts of $14,621 and $20,972, respectively	766,460	822,505
Inventory	455,205	390,253
Other current assets	96,836	115,205
Total current assets	1,370,640	1,889,224

Noncurrent Assets:
Restricted cash, cash equivalents and marketable investment securities	82,374	82,374
Property and equipment, net of accumulated depreciation of $2,896,638 and $2,871,457, respectively	2,072,128	2,150,340
FCC authorizations	635,794	635,794
Other investment securities	324,371	327,250
Other noncurrent assets, net	232,637	219,574
Total noncurrent assets	3,347,304	3,415,332
Total assets	$4,717,944	$5,304,556

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$524,276	$433,349
Advances from affiliates	604,950	—
Deferred revenue and other	843,595	843,638
Accrued programming	1,585,979	1,531,389
Accrued interest	184,072	224,513
Other accrued expenses	419,136	430,820
Current portion of long-term debt and capital lease obligations	33,126	1,531,928
Total current liabilities	4,195,134	4,995,637

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	12,201,217	12,206,687
Deferred tax liabilities	1,042,634	1,089,016
Long-term deferred revenue and other long-term liabilities	179,517	164,682
Total long-term obligations, net of current portion	13,423,368	13,460,385
Total liabilities	17,618,502	18,456,022

Commitments and Contingencies (Note 8)

Redeemable noncontrolling interests	20,000	18,000

Stockholder’s Equity (Deficit):
Common stock, $.01 par value, 1,000,000 shares authorized, 1,015 shares issued and outstanding	—	—
Additional paid-in capital	1,308,429	1,309,138
Accumulated other comprehensive income (loss)	(241)	12,039
Accumulated earnings (deficit)	(14,230,518)	(14,492,752)
Total DISH DBS stockholder's equity (deficit)	(12,922,330)	(13,171,575)
Noncontrolling interests	1,772	2,109
Total stockholder’s equity (deficit)	(12,920,558)	(13,169,466)
Total liabilities and stockholder’s equity (deficit)	$4,717,944	$5,304,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue:
Subscriber-related revenue	$3,660,665	$3,590,704
Equipment sales and other revenue	11,489	30,358
Total revenue	3,672,154	3,621,062

Costs and Expenses (exclusive of depreciation shown separately below - Note 6):
Subscriber-related expenses	2,151,427	2,105,096
Satellite and transmission expenses	173,221	184,680
Cost of sales - equipment, services and other	11,987	30,495
Subscriber acquisition costs:
Cost of sales - subscriber promotion subsidies	58,766	47,518
Other subscriber acquisition costs	178,092	194,982
Subscriber acquisition advertising	122,675	136,433
Total subscriber acquisition costs	359,533	378,933
General and administrative expenses	192,067	191,674
Depreciation and amortization (Note 6)	212,254	223,895
Total costs and expenses	3,100,489	3,114,773

Operating income (loss)	571,665	506,289

Other Income (Expense):
Interest income	346	4,217
Interest expense, net of amounts capitalized	(191,337)	(222,010)
Other, net	32,393	91
Total other income (expense)	(158,598)	(217,702)

Income (loss) before income taxes	413,067	288,587
Income tax (provision) benefit, net	(157,562)	(104,600)
Net income (loss)	255,505	183,987
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(6,729)	(3,945)
Net income (loss) attributable to DISH DBS	$262,234	$187,932

Comprehensive Income (Loss):
Net income (loss)	$255,505	$183,987
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(19,717)	(17,532)
Deferred income tax (expense) benefit, net	7,437	4,946
Total other comprehensive income (loss), net of tax	(12,280)	(12,586)
Comprehensive income (loss)	243,225	171,401
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(6,729)	(3,945)
Comprehensive income (loss) attributable to DISH DBS	$249,954	$175,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$255,505	$183,987
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	212,254	223,895
Realized and unrealized losses (gains) on investments	(32,310)	—
Non-cash, stock-based compensation	4,477	7,709
Deferred tax expense (benefit)	(35,853)	(32,217)
Other, net	9,275	13,252
Changes in current assets and current liabilities, net	105,189	233,005
Net cash flows from operating activities	518,537	629,631

Cash Flows From Investing Activities:
(Purchases) Sales and maturities of marketable investment securities, net	139,938	1,338,073
Purchases of property and equipment	(136,942)	(163,376)
Other, net	13,142	2,949
Net cash flows from investing activities	16,138	1,177,646

Cash Flows From Financing Activities:
Dividend to DISH Orbital Corporation	—	(8,250,000)
Redemption and repurchases of senior notes (Note 7)	(1,500,000)	—
Advances from affiliates	604,950	—
Repayment of long-term debt and capital lease obligations	(7,506)	(6,586)
Other, net	68	7,967
Net cash flows from financing activities	(902,488)	(8,248,619)

Net increase (decrease) in cash and cash equivalents	(367,813)	(6,441,342)
Cash and cash equivalents, beginning of period	419,926	6,762,140
Cash and cash equivalents, end of period	$52,113	$320,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Organization and Business Activities

Principal Business

DISH DBS Corporation (which together with its subsidiaries is referred to as “DISH DBS,” the “Company,” “we,” “us” and/or “our” unless otherwise required by the context) is a holding company and an indirect, wholly-owned subsidiary of DISH Network Corporation (“DISH Network”).  DISH DBS was formed under Colorado law in January 1996 and its common stock is held by DISH Orbital Corporation (“DOC”), a direct subsidiary of DISH Network.  We offer pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  The DISH branded pay-TV service consists of, among other things, Federal Communications Commission (“FCC”) licenses authorizing us to use direct broadcast satellite (“DBS”) and Fixed Satellite Service (“FSS”) spectrum, our owned and leased satellites, receiver systems, third-party broadcast operations, customer service facilities, a leased fiber optic network, in-home service and call center operations, and certain other assets utilized in our operations.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.  All Sling TV subscribers are included in our Pay-TV subscriber count.  As of March 31, 2016, we had 13.874 million Pay-TV subscribers in the United States.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Redeemable Noncontrolling Interests

Sling TV.  On May 2, 2014, DISH Network contributed its equity interest in Sling TV Holding L.L.C. (“Sling TV Holding,” formerly known as DISH Digital Holding L.L.C.) to us.  As a result, all operating activities of Sling TV Holding are included in our financial results beginning May 2, 2014.  Effective August 1, 2014, EchoStar Corporation (“EchoStar”) and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to EchoStar and EchoStar reduced its interest in Sling TV Holding to a ten percent non-voting interest.  EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal has been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes on our Condensed Consolidated Balance Sheets.  The operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” in our Condensed Consolidated Balance Sheets effective August 1, 2014, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 10 for further information on Sling TV Holding and the Exchange Agreement.

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

As of March 31, 2016 and December 31, 2015, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for doubtful accounts) and current liabilities (excluding the “Current portion of long-term debt and capital lease obligations”) is equal to or approximates fair value due to their short-term nature or proximity to current market rates.  See Note 4 for the fair value of our marketable investment securities.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for GAAP and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

3.Supplemental Data – Statements of Cash Flows

The following table presents our supplemental cash flow and other non-cash data.

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash paid for interest	$229,548	$230,081
Cash received for interest	346	4,217
Cash paid for income taxes	4,276	577
Cash paid for income taxes to DISH Network	173,933	140,595
Satellites and other assets financed under capital lease obligations	988	—

Our parent, DISH Network, provides a centralized system for the management of our cash and marketable investment securities as it does for all of its subsidiaries, among other reasons, to maximize yield of the portfolio.  As a result, the cash and marketable investment securities included on our Condensed Consolidated Balance Sheets is a component or portion of the overall cash and marketable investment securities portfolio included on DISH Network’s Condensed Consolidated Balance Sheets and managed by DISH Network.  We are reflecting the purchases and sales of marketable investment securities on a net basis for each period presented on our Condensed Consolidated Statements of Cash Flows as we believe the net presentation is more meaningful to our cash flows from investing activities.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Marketable investment securities:
Current marketable investment securities	$26	$141,335
Restricted marketable investment securities (1)	82,307	82,280
Total marketable investment securities	82,333	223,615

Restricted cash and cash equivalents (1)	67	94

Other investment securities:
Investment in EchoStar preferred tracking stock - cost method	228,795	228,795
Investment in HSSC preferred tracking stock - cost method	87,409	87,409
Other investment securities - cost method	8,167	11,046
Total other investment securities	324,371	327,250

Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$406,771	$550,959

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash, cash equivalents and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Restricted Cash, Cash Equivalents and Marketable Investment Securities

As of March 31, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash and cash equivalents, included amounts required as collateral for our letters of credit.

Other Investment Securities

We have strategic investments in certain debt and equity securities that are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets and accounted for using the cost, equity and/or available-for-sale methods of accounting.

DISH DBS CORPORATION

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2016 and December 31, 2015, we had accumulated net unrealized gains of less than $1 million and $20 million, respectively.  These amounts, net of related tax effect, were less than $1 million and $12 million, respectively.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

All of these amounts are included in “Accumulated other comprehensive income (loss)” within “Total stockholder’s equity (deficit).”  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2016				As of December 31, 2015
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities (including restricted):
U. S. Treasury and agency securities	$82,144	$45	$(6)	$39	$82,124	$2	$(135)	$(133)
Corporate securities	—	—	—	—	90,838	3	(174)	(171)
Other	163	—	—	—	17,382	—	(2)	(2)
Equity securities	26	12	—	12	33,271	20,034	—	20,034
Total	$82,333	$57	$(6)	$51	$223,615	$20,039	$(311)	$19,728

As of March 31, 2016, restricted and non-restricted marketable investment securities included debt securities of $60 million with contractual maturities within one year and $22 million with contractual maturities extending longer than one year through and including five years.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents (including restricted)	$—	$—	$—	$—	$307,406	$25,814	$281,592	$—

Debt securities (including restricted):
U. S. Treasury and agency securities	$82,144	$77,375	$4,769	—	$82,124	$77,328	$4,796	$—
Corporate securities	—	—	—	—	90,838	—	90,838	—
Other	163	—	163	—	17,382	—	17,382	—
Equity securities	26	26	—	—	33,271	33,271	—	—
Total	$82,333	$77,401	$4,932	$—	$223,615	$110,599	$113,016	$—

During the three months ended March 31, 2016, we had no transfers in or out of Level 1 and Level 2 fair value measurements.

5.Inventory

Inventory consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Finished goods	$371,372	$304,812
Work-in-process and service repairs	74,351	74,768
Raw materials	9,482	10,673
Total inventory	$455,205	$390,253

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

6.Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2016	2015
	(In thousands)
Equipment leased to customers	$180,651	$191,753
Satellites	15,261	15,261
Buildings, furniture, fixtures, equipment and other	16,342	16,881
Total depreciation and amortization	$212,254	$223,895

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

As of March 31, 2016, our pay-TV satellite fleet consisted of the following:

			Estimated
			Useful Life
			(Years)/
		Degree	Lease
	Launch	Orbital	Termination
Satellites	Date	Location	Date
Owned:
EchoStar XV	July 2010	61.5	15

Under Construction:
EchoStar XVIII	June 2016	110	15

Leased from EchoStar (1):
EchoStar VII (2)	February 2002	119	June 2017
EchoStar IX	August 2003	121	Month to month
EchoStar X (2)	February 2006	110	February 2021
EchoStar XI (2)	July 2008	110	September 2021
EchoStar XII (2)	July 2003	61.5	September 2017
EchoStar XIV (2)	March 2010	119	February 2023
EchoStar XVI (3)	November 2012	61.5	January 2017
Nimiq 5	September 2009	72.7	September 2019
QuetzSat-1	September 2011	77	November 2021

Leased from Other Third Party:
Anik F3	April 2007	118.7	April 2022
Ciel II	December 2008	129	January 2019

(1)	See Note 10 for further information on our Related Party Transactions with EchoStar.
(2)	We generally have the option to renew each lease on a year-to-year basis through the end of the useful life of the respective satellite.
(3)	We have the option to renew this lease for an additional six-year period. If we exercise our six-year renewal option, we have the option to renew this lease for an additional five years.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.Long-Term Debt

Fair Value of our Long-Term Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7 1/8% Senior Notes due 2016 (1)	$—	$—	$1,500,000	$1,506,750
4 5/8% Senior Notes due 2017	900,000	916,200	900,000	922,770
4 1/4% Senior Notes due 2018	1,200,000	1,205,964	1,200,000	1,207,560
7 7/8% Senior Notes due 2019	1,400,000	1,547,000	1,400,000	1,525,440
5 1/8% Senior Notes due 2020	1,100,000	1,119,338	1,100,000	1,100,000
6 3/4% Senior Notes due 2021	2,000,000	2,080,000	2,000,000	2,021,020
5 7/8% Senior Notes due 2022	2,000,000	1,905,000	2,000,000	1,889,780
5 % Senior Notes due 2023	1,500,000	1,321,305	1,500,000	1,297,500
5 7/8% Senior Notes due 2024	2,000,000	1,835,000	2,000,000	1,765,000
Other notes payable	13,684	13,684	13,686	13,686
Subtotal	12,113,684	$11,943,491	13,613,686	$13,249,506
Unamortized deferred financing costs and debt discounts, net	(39,317)		(41,563)
Capital lease obligations (2)	159,976		166,492
Total long-term debt and capital lease obligations (including current portion)	$12,234,343		$13,738,615

(1)	On February 1, 2016, we redeemed the principal balance of our 7 1/8% Senior Notes due 2016.
(2)	Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

8.Commitments and Contingencies

Commitments

DISH Network Spectrum

DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the FCC to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 will take place in two phases.  In the first phase or reverse auction phase, participating television broadcasters will “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

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

See Note 10 “Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for further information.

Guarantees

During the third quarter 2009, EchoStar entered into a satellite transponder service agreement for Nimiq 5 through 2024.  We sublease this capacity from EchoStar and DISH Network guarantees a certain portion of EchoStar’s obligation under its satellite transponder service agreement through 2019.  As of March 31, 2016, the remaining obligation of the DISH Network guarantee was $232 million.  As of March 31, 2016, DISH Network has not recorded a liability on the balance sheet for this guarantee.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed complaints against DISH Network and its wholly-owned subsidiaries DISH Network L.L.C. and dishNET Satellite Broadband L.L.C., as well as Hughes Communications, Inc. and Hughes Network Systems, LLC, which are subsidiaries of EchoStar, in the United States District Court for the Central District of California.  The complaint alleges infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781 and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech alleges that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that our Hopper® set-top box, as well as the Hughes defendants’ satellite broadband products and services, infringes the asserted patents by implementing the DVB-S2 standard.  On May 5, 2015, the Court granted summary judgment in our favor as to the Hopper set-top box alleged in the complaint.  On February 17, 2015, Caltech filed a new complaint in the United States District Court for the Central District of California, asserting the same patents against the same defendants.  Caltech alleges that certain broadband equipment, including without limitation the HT1000 and HT1100 modems, gateway hardware, software and/or firmware that the Hughes defendants provide to, among others, us for our use in connection with the dishNET branded broadband service, infringes these patents.

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

Do Not Call Litigation

On March 25, 2009, our wholly-owned subsidiary DISH Network L.L.C. was sued in a civil action by the United States Attorney General and several states in the United States District Court for the Central District of Illinois, alleging violations of the Telephone Consumer Protection Act and the Telemarketing Sales Rule (“TSR”), as well as analogous state statutes and state consumer protection laws.  The plaintiffs allege that we, directly and through certain independent third-party retailers and their affiliates, committed certain telemarketing violations.  On December 23, 2013, the plaintiffs filed a motion for summary judgment, which indicated for the first time that the state plaintiffs were seeking civil penalties and damages of approximately $270 million and that the federal plaintiff was seeking an unspecified amount of civil penalties (which could substantially exceed the civil penalties and damages being sought by the state plaintiffs).  The plaintiffs were also seeking injunctive relief that if granted would, among other things, enjoin DISH Network L.L.C., whether acting directly or indirectly through authorized telemarketers or independent third-party retailers, from placing any outbound telemarketing calls to market or promote its goods or services for five years, and enjoin DISH Network L.L.C. from accepting activations or sales from certain existing independent third-party retailers and from certain new independent third-party retailers, except under certain circumstances.  We also filed a motion for summary judgment, seeking dismissal of all claims.  On December 12, 2014, the Court issued its opinion with respect to the parties’ summary judgment motions.  The Court found that DISH Network L.L.C. is entitled to partial summary judgment with respect to one claim in the action.  In addition, the Court found that the plaintiffs are entitled to partial summary judgment with respect to ten claims in the action, which includes, among other things, findings by the Court establishing DISH Network L.L.C.’s liability for a substantial amount of the alleged outbound telemarketing calls by DISH Network L.L.C. and certain of its independent third-party retailers that were the subject of the plaintiffs’ motion.  The Court did not issue any injunctive relief and did not make any determination on civil penalties or damages, ruling instead that the scope of any injunctive relief and the amount of any civil penalties or damages are questions for trial.

In pre-trial disclosures, the federal plaintiff indicated that it intended to seek up to $900 million in alleged civil penalties, and the state plaintiffs indicated that they intended to seek as much as $23.5 billion in alleged civil penalties and damages.  The plaintiffs also modified their request for injunctive relief.  Their requested injunction, if granted, would enjoin DISH Network L.L.C. from placing outbound telemarketing calls unless and until:  (i) DISH Network L.L.C. hires a third-party consulting organization to perform a review of its call center operations; (ii) such third-party consulting organization submits a telemarketing compliance plan to the Court and the federal plaintiff; (iii) the Court holds a hearing on the adequacy of the plan; (iv) if the Court approves the plan, DISH Network L.L.C. implements the plan and verifies to the Court that it has implemented the plan; and (v) the Court issues an order permitting DISH Network L.L.C. to resume placing outbound telemarketing calls.   The plaintiffs’ modified request for injunctive relief, if granted, would also enjoin DISH Network L.L.C. from accepting customer orders solicited by certain independent third-party retailers unless and until a similar third-party review and Court approval process was followed with respect to the telemarketing activities of its independent third-party retailer base to ensure compliance with the TSR.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The first phase of the bench trial took place January 19, 2016 through February 11, 2016.  In closing briefs, the federal plaintiff indicated that it still is seeking $900 million in alleged civil penalties; the California state plaintiff indicated that it is seeking $100 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); the Ohio state plaintiff indicated that it is seeking approximately $10 million in alleged civil penalties and damages for its state law claims (in addition to any amounts sought on its federal law claims); and the Illinois and North Carolina state plaintiffs did not state the specific alleged civil penalties and damages that they are seeking; but the state plaintiffs have taken the general position that any damages award less than $1.0 billion (presumably for both federal and state law claims) would not raise constitutional concerns.  Under the Eighth Amendment of the U.S. Constitution, excessive fines may not be imposed.

The Court scheduled a second phase of the bench trial for October 2016, which is planned to cover the plaintiffs’ requested injunctive relief, as well as DISH Network L.L.C.’s response to certain evidence that the state plaintiffs presented in the first phase.  However, the federal plaintiff subsequently filed a motion with the Court seeking to cancel the separate hearing on the plaintiffs’ requested injunctive relief and asking the Court to rule on those matters based on the current trial record.

We may also from time to time be subject to private civil litigation alleging telemarketing violations.  For example, a portion of the alleged telemarketing violations by an independent third-party retailer at issue in the case described in the previous paragraph are also the subject of a certified class action filed against DISH Network L.L.C. in the United States District Court for the Middle District of North Carolina.

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

Qurio Holdings, Inc.

On September 26, 2014, Qurio Holdings, Inc. (“Qurio”) filed a complaint against DISH Network and our wholly-owned subsidiary DISH Network L.L.C., in the United States District Court for the Northern District of Illinois, alleging infringement of United States Patent No. 8,102,863 (the “863 patent”) entitled “Highspeed WAN To Wireless LAN Gateway” and United States Patent No. 7,787,904 (the “904 patent”) entitled “Personal Area Network Having Media Player And Mobile Device Controlling The Same.”  On the same day, Qurio filed similar complaints against Comcast and DirecTV.  On November 13, 2014, Qurio filed a first amended complaint, which added a claim alleging infringement of United States Patent No. 8,879,567 (the “567 patent”) entitled “High-Speed WAN To Wireless LAN Gateway.”  Qurio is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.  On February 9, 2015, the Court granted DISH Network L.L.C.’s motion to transfer the case to the United States District Court for the Northern District of California.  During October 2015, DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 863, 904 and 567 patents.  On November 3, 2015, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office.  On April 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on each of our petitions, as well as on a third-party petition challenging the validity of the 904 patent.

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint in the United States District Court for the District of Colorado against us; DISH Network; our subsidiaries DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C.; and EchoStar Corporation, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C. and Sling Media, Inc.  The complaint alleges infringement of United States Patent Nos. 5,778,187, 5,983,005, 6,434,622 and 7,266,686, each entitled “Multicasting Method and Apparatus,” and United States Patent No. 9,124,607, entitled “Methods and Systems for Playing Media.”  TWM claims infringement by our Sling TV domestic and international services, Slingboxes and DISH DVRs incorporating Slingbox technology, and the DISH Anywhere application and website.  TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

9.Financial Information for Subsidiary Guarantors

Our senior notes are fully, unconditionally and jointly and severally guaranteed by all of our subsidiaries other than minor subsidiaries, and the stand-alone entity DISH DBS has no independent assets or operations.  Therefore, supplemental financial information on a condensed consolidating basis of the guarantor subsidiaries is not required.  There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries, except those imposed by applicable law.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

10.Related Party Transactions

Related Party Transactions with DISH Network

On February 12, 2015, we paid a dividend of $8.250 billion to DOC for, among other things, general corporate purposes, which included certain funding obligations related to DISH Network’s non-controlling debt and equity investments in the Northstar Entities and the SNR Entities, and to fund other DISH Network cash needs.

Advertising Sales.  We provide advertising services to DISH Network’s broadband business.  During the three months ended March 31, 2016 and 2015, we received revenue associated with these services of $2 million and $4 million, respectively, in “Subscriber-related revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadband, Wireless and Other Operations.  We provide certain administrative support such as legal, information systems, marketing, human resources, accounting and finance services to DISH Network’s broadband, wireless and other operations.  During each of the three months ended March 31, 2016 and 2015, the costs associated with these services were $4 million.  In addition, we provide call center, installation and other services to DISH Network for its broadband business.

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

“Trade accounts receivable”

As of March 31, 2016 and December 31, 2015, trade accounts receivable from EchoStar was $25 million and $23 million, respectively.  These amounts are recorded in “Trade accounts receivable” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2016 and December 31, 2015, trade accounts payable to EchoStar was $323 million and $263 million, respectively.  These amounts are recorded in “Trade accounts payable” on our Condensed Consolidated Balance Sheets.

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“Equipment sales and other revenue”

During the three months ended March 31, 2016 and 2015, we received less than $1 million and $13 million, respectively, for equipment sales, services and other revenue from EchoStar.  These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these revenues are discussed below.

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

“Subscriber-related expenses”

During the three months ended March 31, 2016 and 2015, we incurred $3 million and $3 million, respectively, for subscriber-related expenses from EchoStar.  These amounts are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

“Satellite and transmission expenses”

During the three months ended March 31, 2016 and 2015, we incurred $164 million and $175 million, respectively, for satellite and transmission expenses from EchoStar.  These amounts are recorded in “Satellite and transmission expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Under the terms of the DISH Nimiq 5 Agreement, we make certain monthly payments to EchoStar that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, we have the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.  Upon in‑orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the initial service term will expire in November 2021.  Upon expiration of the initial term, we have the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  Upon an in‑orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from EchoStar on a replacement satellite.  There can be no assurance that any options to renew the QuetzSat-1 Transponder Agreement will be exercised or that we will exercise our option to receive service on a replacement satellite.

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

EchoStar’s ten percent non-voting interest is redeemable contingent on a certain performance goal being achieved by Sling TV Holding.  In addition, subject to certain conditions, the interest is redeemable at fair value within sixty days following the fifth anniversary of the Exchange Agreement.  This interest is considered temporary equity and is recorded as “Redeemable noncontrolling interests” in the mezzanine section of our Condensed Consolidated Balance Sheets.  EchoStar’s redeemable noncontrolling interest in Sling TV Holding was initially accounted for at fair value.  The performance goal has been determined to be probable of achievement.  Accordingly, the value of EchoStar’s redeemable noncontrolling interest in Sling TV Holding is adjusted each reporting period for any change in redemption value above the initial fair value (adjusted for the operating results of Sling TV Holding attributable to EchoStar subsequent to August 1, 2014), with the offset recorded in “Additional paid-in capital,” net of deferred taxes, on our Condensed Consolidated Balance Sheets.  Subsequent to the Exchange Agreement, the operating results of Sling TV Holding attributable to EchoStar are recorded as “Redeemable noncontrolling interests” on our Condensed Consolidated Balance Sheets, with the offset recorded in “Net income (loss) attributable to noncontrolling interests, net of tax” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“General and administrative expenses”

During the three months ended March 31, 2016 and 2015, we incurred $22 million and $20 million, respectively, for general and administrative expenses from EchoStar.  These amounts are recorded in “General and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The agreements pertaining to these expenses are discussed below.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from EchoStar.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and EchoStar is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each lease is set forth below:

•

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.  In February 2016, we provided notice to EchoStar to terminate this lease effective in August 2016.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, DISH Network entered into various agreements with EchoStar including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, DISH Network and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, DISH Network and EchoStar agreed that DISH Network shall continue to have the right, but not the obligation, to engage EchoStar to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement renewed on January 1, 2016 for an additional one-year period until January 1, 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.  Revenue for services provided by us to EchoStar under the Professional Services Agreement is recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

DISH DBS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

For the three months ended March 31, 2016 and 2015, we purchased set-top boxes and other equipment from EchoStar of $247 million and $223 million, respectively.  Included in these amounts are purchases of certain broadband equipment from EchoStar under the 2012 Receiver Agreement.  These amounts are initially included in “Inventory” and are subsequently capitalized as “Property and equipment, net” on our Condensed Consolidated Balance Sheets or expensed as “Subscriber acquisition costs” or “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the equipment is deployed.

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

gTLD Bidding Agreement.  In April 2015, we and EchoStar entered into a gTLD Bidding Agreement whereby, among other things:  (i) we obtained rights from EchoStar to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from EchoStar related to EchoStar’s application with ICANN for a particular gTLD; (ii) we agreed to reimburse EchoStar for its ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and EchoStar agreed to split equally the net proceeds obtained by us as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.  During the third quarter 2015, we paid EchoStar approximately $1 million related to this agreement.

Related Party Transactions with NagraStar L.L.C.

NagraStar is a joint venture between EchoStar and Nagra USA, Inc. that is our provider of encryption and related security systems intended to assure that only authorized customers have access to our programming.  These expenses are recorded in “Subscriber-related expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We record all payables in “Trade accounts payable” or “Other accrued expenses” on our Condensed Consolidated Balance Sheets.

The table below summarizes our transactions with NagraStar.

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Purchases (including fees):
Purchases from NagraStar	$19,102	$22,498

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$19,867	$19,362
Commitments to NagraStar	$1,402	$1,532

Item 2.MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Item 1A. Risk Factors.”  Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Financial Highlights

2016 First Quarter Consolidated Results of Operations and Key Operating Metrics

•	Revenue of $3.672 billion
•	Pay-TV ARPU of $87.94
•	Net income attributable to DISH DBS of $262 million
•	Gross new Pay-TV subscriber activations of approximately 657,000
•	Pay-TV SAC of $648
•	Loss of approximately 23,000 net Pay-TV subscribers
•	Pay-TV churn rate of 1.63%

Consolidated Financial Condition as of March 31, 2016

•	Cash, cash equivalents and current marketable investment securities of $52 million
•	Total assets of $4.718 billion
•	Total long-term debt and capital lease obligations of $12.234 billion

We offer Pay-TV services under the DISH® brand and the Sling® brand (collectively “Pay-TV” services).  We had 13.874 million Pay-TV subscribers in the United States as of March 31, 2016 and are the nation’s third largest pay-TV provider.  Competition has intensified in recent years as the pay-TV industry has matured.  To differentiate our DISH branded pay-TV service from our competitors, we introduced the Hopper® whole-home DVR during 2012 and have continued to add functionality and simplicity for a more intuitive user experience.  Our Hopper and Joey® whole-home DVR promotes a suite of integrated features and functionality designed to maximize the convenience and ease of watching TV anytime and anywhere.  It also has several innovative features that a consumer can use, at his or her option, to watch and record television programming, through their televisions, Internet-connected tablets, smartphones and computers.  During the first quarter 2016, we made our next generation Hopper, the Hopper 3, available to customers nationwide.  Among other things, the Hopper 3 features 16 tuners, delivers an enhanced 4K Ultra HD experience, and supports up to seven TVs simultaneously.  There can be no assurance that these integrated features and functionality will positively affect our results of operations or our gross new Pay-TV subscriber activations.

Sling branded pay-TV services.  The Sling branded pay-TV services consist of, among other things, live, linear streaming over-the-top (“OTT”) Internet-based domestic, international and Latino video programming services (“Sling TV”).    We market our Sling TV services primarily to consumers who do not subscribe to traditional satellite and cable pay-TV services.  Our Sling TV services require an Internet connection and are available on certain streaming-capable devices including TVs, tablets, computers, game consoles and smart phones.  The Sling International video programming service (formerly known as DishWorld) was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  Sling International offers over 200 channels in 18 languages.  In February 2015, we launched our Sling domestic service.  The Sling domestic core package consists of over 20 channels offered for a monthly subscription.  In addition to the core programming package, Sling domestic offers additional tiers of programming, including sports, kids, movies, world news, lifestyle and Spanish language and additional premium content such as HBO, each available for an additional monthly fee.  Sling TV programming is offered live and on-demand and can be replayed as programming rights permit.  In June 2015, we also launched our Sling Latino service.  In addition to these Sling TV services that may only be streamed on one device at a time (single-stream services), on April 13, 2016, we launched a live beta multi-stream Sling domestic service, which includes, among other things, the ability to stream on up to three devices simultaneously.    All Sling TV subscribers are included in our Pay-TV subscriber count.

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

Our Pay-TV subscriber base has been declining due to, among other things, the factors described above.  There can be no assurance that our Pay-TV subscriber base will not continue to decline.  In the event that our Pay-TV subscriber base continues to decline, it could have a material adverse long-term effect on our business, results of operations, financial condition and cash flow.

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

Furthermore, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate may be negatively impacted if we are unable to renew our long-term programming carriage contracts before they expire.  In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Future Liquidity

Debt Maturity

Our 7 1/8% Senior Notes with an aggregate principal balance of $1.5 billion were redeemed on February 1, 2016.

Wireless Spectrum

DISH Network Spectrum.  DISH Network has invested over $5.0 billion since 2008 to acquire certain wireless spectrum licenses and related assets.  DISH Network will need to make significant additional investments or partner with others to, among other things, commercialize, build-out, and integrate these licenses and related assets, and any additional acquired licenses and related assets; and comply with regulations applicable to such licenses.  Depending on the nature and scope of such commercialization, build-out, integration efforts, and regulatory compliance, any such investments or partnerships could vary significantly.  DISH Network may also determine that additional wireless spectrum licenses may be required to commercialize its wireless business and to compete with other wireless service providers.  For example, on February 10, 2016, DISH Network filed an application with the Federal Communications Commission (“FCC”) to potentially participate as a bidder in the forward auction phase of the broadcast television spectrum incentive auction (“Auction 1000”).  Auction 1000 will take place in two phases.  In the first phase or reverse auction phase, participating television broadcasters will “sell” their rights to use certain broadcast television spectrum in the 600 MHz frequency range to the FCC.  In the second phase or forward auction phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders.  The first phase of Auction 1000 began on March 29, 2016.  The FCC determined that bidding in Auction 1000 will be “anonymous,” which means that prior to and during the course of the auction, the FCC will not make public any information about a specific applicant’s upfront deposits or its bids.  In addition, FCC rules restrict information that bidders may disclose about their participation in Auction 1000.

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

See Note 10 “Commitments” in the Notes to DISH Network’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for further information.

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

New Accounting Pronouncements

Revenue from Contracts with Customers.  On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This converged standard on revenue recognition was issued jointly with the International Accounting Standards Board to create common revenue recognition guidance for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards.  ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance when it becomes effective.  ASU 2014-09 allows for either a full retrospective or modified retrospective adoption.  We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.  We have not yet selected an adoption method nor have we determined the effect of the standard on our ongoing financial reporting.  The new standard could impact revenue and cost recognition for a significant number of our contracts, as well as our business processes and information technology systems.  As a result, our evaluation of the effect of the new standard will likely extend over several future periods.  On July 9, 2015, the FASB approved a one year deferral on the effective date for implementation of this standard, which changed the effective date for us to January 1, 2018.

Recognition and Measurement of Financial Assets and Financial Liabilities.  On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-01 will have on our condensed consolidated financial statements.

Leases.  On February 25, 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases, which relates to the accounting of leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

Compensation – Stock Compensation.  On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

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

Equipment sales and other revenue.  “Equipment sales and other revenue” principally includes the non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and revenue from equipment sales, services and other agreements with EchoStar.

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

Cost of sales - equipment, services and other.  “Cost of sales - equipment, services and other” primarily includes the cost of non-subsidized sales of DBS accessories to independent retailers and other independent distributors of our equipment and costs related to equipment sales, services and other agreements with EchoStar.

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

Pay-TV subscribers.  We include customers obtained through direct sales, independent retailers and other independent distribution relationships in our Pay-TV subscriber count.  We also provide DISH branded pay-TV service to hotels, motels and other commercial accounts.  For certain of these commercial accounts, we divide our total revenue for these commercial accounts by an amount approximately equal to the retail price of our DISH America programming package, and include the resulting number, which is substantially smaller than the actual number of commercial units served, in our Pay-TV subscriber count.  The Sling International video programming service was launched prior to 2015, which historically represented a small percentage of our Pay-TV subscribers.  During February and June 2015, we launched our Sling domestic and Sling Latino services, respectively.  All Sling TV subscribers are included in our Pay-TV subscriber count.  Sling TV subscribers receiving service for no charge, under certain new subscriber promotions, are excluded from our Pay-TV subscriber count.  Sling TV subscribers are reported net of disconnects in our gross new Pay-TV subscriber activations.  For customers who subscribe to both our DISH branded pay-TV service and our Sling branded pay-TV services, each subscription is counted as a separate Pay-TV subscriber.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015.

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2016	2015	Amount	%
		(In thousands)
Revenue:
Subscriber-related revenue	$3,660,665	$3,590,704	$69,961	1.9
Equipment sales and other revenue	11,489	30,358	(18,869)	(62.2)
Total revenue	3,672,154	3,621,062	51,092	1.4

Costs and Expenses:
Subscriber-related expenses	2,151,427	2,105,096	46,331	2.2
% of Subscriber-related revenue	58.8%	58.6%
Satellite and transmission expenses	173,221	184,680	(11,459)	(6.2)
% of Subscriber-related revenue	4.7%	5.1%
Cost of sales - equipment, services and other	11,987	30,495	(18,508)	(60.7)
Subscriber acquisition costs	359,533	378,933	(19,400)	(5.1)
General and administrative expenses	192,067	191,674	393	0.2
% of Total revenue	5.2%	5.3%
Depreciation and amortization	212,254	223,895	(11,641)	(5.2)
Total costs and expenses	3,100,489	3,114,773	(14,284)	(0.5)

Operating income (loss)	571,665	506,289	65,376	12.9

Other Income (Expense):
Interest income	346	4,217	(3,871)	(91.8)
Interest expense, net of amounts capitalized	(191,337)	(222,010)	30,673	13.8
Other, net	32,393	91	32,302	*
Total other income (expense)	(158,598)	(217,702)	59,104	27.1

Income (loss) before income taxes	413,067	288,587	124,480	43.1
Income tax (provision) benefit, net	(157,562)	(104,600)	(52,962)	(50.6)
Effective tax rate	38.1%	36.2%
Net income (loss)	255,505	183,987	71,518	38.9
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(6,729)	(3,945)	(2,784)	(70.6)
Net income (loss) attributable to DISH DBS	$262,234	$187,932	$74,302	39.5

Other Data:
Pay-TV subscribers, as of period end (in millions)	13.874	14.013	(0.139)	(1.0)
Pay-TV subscriber additions, gross (in millions)	0.657	0.723	(0.066)	(9.1)
Pay-TV subscriber additions (losses), net (in millions)	(0.023)	0.035	(0.058)	*
Pay-TV average monthly subscriber churn rate (“Pay-TV churn rate”)	1.63%	1.64%	(0.01)%	(0.6)
Pay-TV average subscriber acquisition cost per subscriber (“Pay-TV SAC”)	$648	$667	$(19)	(2.8)
Pay-TV average monthly revenue per subscriber (“Pay-TV ARPU”)	$87.94	$85.73	$2.21	2.6
EBITDA	$823,041	$734,220	$88,821	12.1

* Percentage is not meaningful.

Pay-TV subscribers.  We lost approximately 23,000 net Pay-TV subscribers during the three months ended March 31, 2016, compared to the addition of approximately 35,000 net Pay-TV subscribers during the same period in 2015.  The net Pay-TV subscriber losses during the three months ended March 31, 2016 primarily resulted from lower gross new Pay-TV subscriber activations discussed below.

Our Pay-TV churn rate for the three months ended March 31, 2016 was 1.63% compared to 1.64% for the same period in 2015.  Our Pay-TV churn rate continues to be adversely affected by increased competitive pressures, including aggressive marketing, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers, as well as cord cutting.  Our Pay-TV churn rate is also impacted by, among other things, the credit quality of previously acquired subscribers, our ability to consistently provide outstanding customer service, price increases, programming interruptions in connection with the scheduled expiration of certain programming carriage contracts, our ability to control piracy and other forms of fraud and the level of our retention efforts.

During the three months ended March 31, 2016, we activated approximately 657,000 gross new Pay-TV subscribers compared to approximately 723,000 gross new Pay-TV subscribers during the same period in 2015, a decrease of 9.1%.  Our gross new Pay-TV subscriber activations continue to be negatively impacted by stricter customer acquisition policies for our DISH branded pay-TV subscribers (including a focus on attaining higher quality subscribers) and increased competitive pressures, including aggressive marketing, more aggressive retention efforts, bundled discount offers combining broadband, video and/or wireless services and other discounted promotional offers.

In the past, our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate have been negatively impacted as a result of programming interruptions and threatened programming interruptions in connection with the scheduled expiration of programming carriage contracts with content providers.  We cannot predict with any certainty the impact to our gross new Pay-TV subscriber activations, net Pay-TV subscriber additions and Pay-TV churn rate resulting from programming interruptions or threatened programming interruptions that may occur in the future.  As a result, we may at times suffer from periods of lower gross new Pay-TV subscriber activations, lower net Pay-TV subscriber additions and higher Pay-TV churn rates.

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

Subscriber-related revenue.  “Subscriber-related revenue” totaled $3.661 billion for the three months ended March 31, 2016, an increase of $70 million or 1.9% compared to the same period in 2015.  The change in “Subscriber-related revenue” from the same period in 2015 was primarily related to the increase in Pay-TV ARPU discussed below, partially offset by a lower average Pay-TV subscriber base.

Pay-TV ARPU.  Pay-TV ARPU was $87.94 during the three months ended March 31, 2016 versus $85.73 during the same period in 2015.  The $2.21 or 2.6% increase in Pay-TV ARPU was primarily attributable to the DISH branded pay-TV programming package price increases in February 2016 and 2015.  These increases were partially offset by a shift in DISH branded pay-TV programming package mix, an increase in Sling TV subscribers and a decrease in premium and pay-per-view revenue.  Sling TV subscribers generally have lower priced programming packages than DISH branded pay-TV subscribers, and therefore, to the extent that Sling TV subscribers increase, it has a negative impact on Pay-TV ARPU.

Subscriber-related expenses.  “Subscriber-related expenses” totaled $2.151 billion during the three months ended March 31, 2016, an increase of $46 million or 2.2% compared to the same period in 2015.  The increase in “Subscriber-related expenses” was primarily attributable to higher programming costs, partially offset by a decrease in variable and retention costs per subscriber and a lower average Pay-TV subscriber base.  The increase in programming costs was driven by rate increases in certain of our programming contracts, including the renewal of certain contracts at higher rates.  The decrease in retention costs per subscriber primarily resulted from fewer Pay-TV subscriber equipment migrations and upgrades.  “Subscriber-related expenses” represented 58.8% and 58.6% of “Subscriber-related revenue” during the three months ended March 31, 2016 and 2015, respectively.

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

Subscriber acquisition costs.  “Subscriber acquisition costs” totaled $360 million during the three months ended March 31, 2016, a decrease of $19 million or 5.1% compared to the same period in 2015.  This change was primarily attributable to a decrease in gross new Pay-TV subscriber activations and a decrease in Pay-TV SAC, discussed below.

Pay-TV SAC.  Pay-TV SAC was $648 during the three months ended March 31, 2016 compared to $667 during the same period in 2015, a decrease of $19 or 2.8%.  This change was primarily attributable to a decrease in hardware costs per activation.  The decrease in hardware costs per activation was driven by a higher percentage of remanufactured receivers being activated on new DISH branded pay-TV subscriber accounts and by a reduction in manufacturing costs related to certain receiver systems.

During the three months ended March 31, 2016 and 2015, the amount of equipment capitalized under our lease program for new DISH branded pay-TV subscribers totaled $66 million and $103 million, respectively.  This decrease in capital expenditures under our lease program for new DISH branded pay-TV subscribers resulted primarily from fewer gross new Pay-TV subscriber activations and a decrease in hardware costs per activation, discussed above.

To remain competitive, we upgrade or replace subscriber equipment periodically as technology changes, and the costs associated with these upgrades may be substantial.  To the extent technological changes render a portion of our existing equipment obsolete, we would be unable to redeploy all returned equipment and consequently would realize less benefit from the Pay-TV SAC reduction associated with redeployment of that returned lease equipment.

Our “Subscriber acquisition costs” and “Pay-TV SAC” may materially increase in the future to the extent that we, among other things, transition to newer technologies, introduce more aggressive promotions, or provide greater equipment subsidies.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $191 million during the three months ended March 31, 2016, a decrease of $31 million or 13.8% compared to the same period in 2015.  The decrease was principally related to debt redemptions during 2016 and 2015.

Other, net.  “Other, net” income was $32 million during the three months ended March 31, 2016, an increase of $32 million compared to the same period in 2015.  The three months ended March 31, 2016 was positively impacted by net realized gains on our marketable and other investment securities.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $823 million during the three months ended March 31, 2016, an increase of $89 million or 12.1% compared to the same period in 2015.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
EBITDA	$823,041	$734,220
Interest, net	(190,991)	(217,793)
Income tax (provision) benefit, net	(157,562)	(104,600)
Depreciation and amortization	(212,254)	(223,895)
Net income (loss) attributable to DISH DBS	$262,234	$187,932

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

Income tax (provision) benefit, net.  Our income tax provision was $158 million during the three months ended March 31, 2016,  an increase of $53 million compared to the same period in 2015.  The increase in the provision was primarily related to the increase in “Income (loss) before income taxes.”

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

Item 1A.RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.

Item 6.EXHIBITS

(a)Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of DISH DBS for the quarter ended March 31, 2016, filed on April 22, 2016, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISH DBS CORPORATION

By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Steven E. Swain
Steven E. Swain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  April 22, 2016